Form 10-K
period 2010-12-31
Rockville Financial, Inc. /CT/
filed 2011-03-10
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35028

ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

(860) 291-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act: None

Title of Class	Name of Each Exchange Where Registered

Common Stock, no par value	NASDAQ Global Select Stock Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes.     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  ☐ Yes.     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2010 was $75.7 million based upon the closing price of $11.91 as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.

As of February 28, 2011, there were 19,549,061 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2010 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Part I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. These risks and uncertainties could cause our results to differ materially from those set forth in such forward-looking statements.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs, such as “will,” “would,” “should,” “could” or “may,” are intended to identify forward-looking statements but are not the only means to identify these statements.

Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement.

Factors that could cause this difference — many of which are beyond our control — include without limitation the following:

•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and is expected to result in dramatic regulatory changes that will affect the industry in general, and impact the Company’s competitive position in ways that can’t be predicted at this time.

Any forward-looking statements made by or on behalf of us in this Form 10-K speak only as of the date of this Form 10-K. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature we may make in future filings.

Item 1.	Business

General

Rockville Financial, Inc., (the “Company”), a state-chartered bank holding company holds all of the common stock of Rockville Bank (“the Bank”). The Federal Reserve Board regulates the Company. The Company is the successor through reorganization effective March 3, 2011 to Rockville Financial, Inc. (“Old RFI”), a mid-tier holding company that owned the Bank and which itself was owned by Rockville Financial MHC, Inc. as majority owner and public stockholders. When referring to the periods prior to March 3, 2011, “Company” shall mean Old RFI.

The Bank is a state-chartered stock savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, twenty-one branches located in Hartford, New London and Tolland Counties in Connecticut and 41 automated teller machines (“ATM”), including 9 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals, families, professionals and businesses in the market areas it serves. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential, commercial real estate, commercial business and consumer loans and a variety of deposit products.

The Company’s business philosophy is to remain an independent, community-oriented franchise and to continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities and expanding our commercial real estate and commercial business lending activities.

The Company employed 236 full-time equivalent employees at December 31, 2010. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.

Competition

We face competition within our market area both in making loans and attracting deposits. Hartford, New London and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2010, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 25.6% of deposits in Tolland County, the second largest market share in that county, 1.9% of deposits in Hartford County and 0.5% of deposits in New London County.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while continuing to support the communities within our service area.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current offices are located in Connecticut in Hartford, New London and Tolland Counties. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is located approximately 15 miles from Hartford. Hartford, New London and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford, New London and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. As of December 31, 2010, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest exposure to a related group was $20.9 million at December 31, 2010. These loans are performing according to their terms. Our net deferred loan costs and premiums totaled $523,000 at December 31, 2010.

The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Residential(1)	$719,925	50.54%	$754,838	54.98%	$746,041	57.26%	$666,003	59.18%	$640,076	61.46%
Commercial	489,511	34.37	426,028	31.03	351,474	26.97	284,460	25.28	232,550	22.33
Construction(2)	78,627	5.52	71,078	5.18	89,099	6.84	70,617	6.27	63,902	6.14
Commercial business loans	130,303	9.15	113,240	8.25	106,684	8.19	92,869	8.25	97,234	9.34
Installment and collateral	5,921	0.42	7,742	0.56	9,629	0.74	11,469	1.02	7,607	0.73

Total loans	1,424,287	100.00%	1,372,926	100.00%	1,302,927	100.00%	1,125,418	100.00%	1,041,369	100.00%

Net deferred loan costs and premiuns	523		632		1,417		1,529		1,813
Allowance for loan losses	(14,312)		(12,539)		(12,553)		(10,620)		(9,827)

Loans, net	$1,410,498		$1,361,019		$1,291,791		$1,116,327		$1,033,355

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit. Residential mortgage loans held for sale were $380,000 at December 31, 2010 and are not included above. There were no loans held for sale at December 31, 2009.

(2)	Construction loans include commercial and residential loans and are reported net of undisbursed construction funds of $87.5 million, $86.5 million, $93.9 million, $96.8 million and $93.6 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Residential Mortgage Loans:  One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Hartford, New London and Tolland Counties. Of the $719.9 million one-to-four family residential mortgage loans at

December 31, 2010, $53.4 million were fixed rate home equity loans and $136.6 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $83.6 million of fixed rate one-to-four family residential loans during the year ended December 31, 2010, $71.1 million of which were sold in the secondary market.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $83.9 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2010. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $156.7 million, or 29.6%, had adjustable rates of interest at December 31, 2010 and $70.6 million of these loans will see a rate reset in the next twelve months. Continued declines in real estate values and the slow down in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

In an effort to provide financing for low and moderate income home buyers, we offer a first time home buyer program at reduced rates and favorable closing costs. This program allows the first time home buyer to borrow with lower down payment requirements, lower origination points, and reduced fees. These loans are offered with adjustable rates of interest at terms of up to 30 years. Such loans are secured by one-to-four family residential properties. All of these loans are originated using government agency underwriting guidelines.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2010, our largest residential mortgage loan had a principal balance of $1.1 million. This loan is performing in accordance with its repayment terms.

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2010, home equity loans and equity lines of credit totaled $190.0 million, or 13.3%, of total loans. At December 31, 2010, the unadvanced amounts of home equity lines of credit totaled $143.9 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.

Commercial Real Estate Loans:  We originate commercial real estate loans and loans on owner- occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2010, commercial mortgage loans totaled $489.5 million, or 34.4%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years and amortization schedules up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan to a single borrower as of December 31, 2010 was $18.9 million, which was performing according to its terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Commercial Construction Loans:  We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2010, commercial construction loans totaled $70.1 million, which amounted to 4.9% of total loans outstanding. At December 31, 2010, the unadvanced portion of these construction loans totaled $84.3 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2010, the largest outstanding commercial construction loan commitment to a single borrower totaled $14.9 million with $14.1 million of advances drawn as of December 31, 2010, which were performing according to their terms. Commercial real estate subdivision loans, commercial real estate and one-to-four family residential loans to contractors entails significant additional risks as compared with single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on the borrower’s ability to sell the units for the amounts necessary to complete the project and repay the loans.

Residential Construction Loans:  We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2010, residential construction mortgage loans amounted to $8.5 million, or 0.6%, of total loans. At December 31, 2010, the unadvanced portion of these construction loans totaled $3.3 million.

Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2010, our largest residential construction mortgage loan commitment was for $940,000, $608,000 of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the actual cost (including interest) of construction and other assumptions. If the estimate of construction cost is too low, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is too high, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property.

Commercial Business Loans:  At December 31, 2010, we had $130.3 million in commercial business loans, of which $21.7 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of loss of principal or accrued interest up to loan payment dates, as we only purchase the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2010, of the $21.7 million guaranteed loans, $2.1 million are SBA loans originated by us and $19.6 million were purchased and are fully guaranteed by the USDA. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2010 included $40.4 million in revolving business lines of credit with an additional $60.6 million of unused lines of credit commitments and $68.2 million in commercial business term loans. Total commercial business loans amounted to 9.2% of total loans as of December 31, 2010.

We make commercial business loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2010. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank of Boston Classic Advance Rates.

When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically made up to 80% of the value of the loan collateral. We do not typically make unsecured commercial business loans greater than $100,000.

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2010, our largest commercial business loan commitment totaled $20.9 million with $15.5 million of advances drawn as of December 31, 2010, which were performing according to their terms. In addition to the commercial business loans discussed above, we had $10.4 million in outstanding letters of credit as of December 31, 2010.

Installment and Collateral Loans:  We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $5.9 million or 0.4% of our total loan portfolio at December 31, 2010. This portfolio includes $1.9 million of fully secured collateral loans, $3.2 million of direct and indirect auto loans and $791,000 of other consumer unsecured loans. While the asset quality of these portfolios is currently good, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:  All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

Generally, we retain in our portfolio all loans that we originate, however, for strategic reasons, including our interest rate risk management objectives; we periodically sell fixed rate residential mortgage loans which conform to the underwriting standards specified by Freddie Mac. We also sell all mortgage loans insured by the Connecticut Housing Finance Authority (“CHFA”). All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold.

At December 31, 2010, the Company was servicing loans sold in the amount of $120.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Loan Maturity Schedule

The following table sets forth the loan maturity schedule at December 31, 2010:

	Loans Maturing
		After One
	Within One	But Within	After Five
	Year	Five Years	Years	Total
	(In thousands)

Real estate loans:
Residential(1)	$2,297	$38,535	$679,093	$719,925
Commercial	20,488	103,607	365,416	489,511
Construction	17,912	15,510	45,205	78,627
Commercial business loans	37,467	50,531	42,305	130,303
Installment and collateral	265	3,667	1,989	5,921

Total	$78,429	$211,850	$1,134,008	$1,424,287

Loans Contractually Due Subsequent to December 31, 2010

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2010 that are contractually due after December 31, 2011:

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Residential(1)	$425,473	$292,155	$717,628
Commercial	205,483	263,540	469,023
Construction	49,879	10,836	60,715
Commercial business loans	43,919	48,917	92,836
Installment and collateral	5,656	—	5,656

Total loans	$730,410	$615,448	$1,345,858

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

Loan Approval Procedures and Authority:  The Company’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

The Company’s policies and loan approval limits are established by the Bank’s Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $500,000. The President, the Executive Vice President and the Senior Vice President, Commercial Banking Officer can approve loans for up to and including $1.5 million. Loans over $1.5 million up to $5.0 million are approved by the Board of Director’s Lending Committee. Loans above $5.0 million must be approved by the Board of Directors.

Non-performing and Problem Assets:  Delinquency notices are mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, the Bank sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact the Bank to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are started. We may consider forbearance in select cases where a temporary loss of income is the primary cause of the delinquency, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2010, $343,000 of interest income related to non-accrual loans was received compared to $250,000 for 2009.

Classified Assets:  Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful,” “loss” or “impaired” assets. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that are individually reviewed for impairment are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories including certain loans classified as substandard, doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Loan Delinquencies

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Real estate loans:
Residential(1)	15	$1,634	24	$2,952	39	$4,586
Commercial	—	—	3	2,347	3	2,347
Construction	2	187	6	2,646	8	2,833
Commercial business loans	2	119	5	445	7	564
Installment and collateral	1	4	3	34	4	38

Total	20	$1,944	41	$8,424	61	$10,368

At December 31, 2009
Real estate loans:
Residential(1)	11	$2,072	17	$1,970	28	$4,042
Commercial	1	421	5	2,242	6	2,663
Construction	—	—	7	6,630	7	6,630
Commercial business loans	3	220	3	61	6	281
Installment and collateral	—	—	—	—	—	—

Total	15	$2,713	32	$10,903	47	$13,616

At December 31, 2008
Real estate loans:
Residential(1)	9	$1,237	14	$1,685	23	$2,922
Commercial	2	652	2	1,202	4	1,854
Construction	—	—	4	3,021	4	3,021
Commercial business loans	3	923	2	372	5	1,295
Installment and collateral	3	47	2	11	5	58

Total	17	$2,859	24	$6,291	41	$9,150

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

Non-performing Assets:  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. Company policy requires six months of continuous payments in order for the loan to be removed from non-accrual status.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Residential(1)	$4,638	$3,106	$2,607	$407	$422
Commercial	2,675	2,242	2,726	74	311
Construction	2,646	6,630	4,385	—	—
Commercial business loans	714	61	334	692	114
Installment and collateral	34	7	11	5	8

Total non-accrual loans (2)	10,707	12,046	10,063	1,178	855
Other accruing loans	—	—	—	—	78
Troubled debt restructurings	1,653	—	372	391	560

Total non-performing loans	12,360	12,046	10,435	1,569	1,493
Other real estate owned	990	3,061	—	—	—

Total non-performing assets	$13,350	$15,107	$10,435	$1,569	$1,493

Total non-performing loans to total loans	0.87%	0.88%	0.80%	0.14%	0.14%
Total non-performing assets to total assets	0.80%	0.96%	0.68%	0.12%	0.12%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $677,000 and $233,000 for the years ended December 31, 2010 and 2009, respectively.

Potential problem loans:  The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated-special mention, substandard or doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. Typically, loans risk rated Substandard or more severe are transferred to the Special Assets area. All special mention, substandard and doubtful loans are included on the Company’s “watchlist” which is updated quarterly. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of non-performing assets.

The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2010, watchlist loans totaled $58.9 million, of which $46.5 million are not considered impaired.

Allowance for Loan Losses

Rockville Bank maintains an allowance for loan losses to reflect the level of loss inherent in the loan portfolio. The assessment of loss is comprised of an evaluation of homogeneous loan pools, a specific analysis of loans that are impaired in order to assess the value of the underlying collateral or future cash flows in determining the amount of estimated loss and a general, unallocated pool. In 2007, the Bank adopted certain changes to the ALLL methodology in order to conform to the Interagency Policy Statement on the Allowance for Loan and Lease Losses that was published by federal bank regulatory agencies in December 2006. At December 31, 2006, the unallocated allowance totaled $1.6 million and decreased to $838,000 at December 31, 2007 as the revised methodology resulted in a more precise allocation based on the risk analysis by homogeneous loan type. Continued refinement of the methodology is primarily responsible for the subsequent decreases in the unallocated amount to $209,000 at December 31, 2009 and to $126,000 at December 31, 2010.

General Reserve:  Homogenous loan pools are determined by loan type and are comprised of: 1) residential first mortgages, 2) commercial real estate mortgages, 3) construction loans and smaller loans pools consisting of installment and collateral loans. Each of these loan types is evaluated on a quarterly basis to determine historical loss rates; delinquency; growth and composition trends within the portfolio; the impact of management and underwriting changes; shifts in risk ratings; and regional and economic conditions influencing portfolio performance with management allocating loss factors based on these evaluations.

Specific Reserve:  Loans displaying risk characteristics that differentiate themselves from the homogeneous pool are tested separately for impairment. These loans include those in non-accrual status, troubled debt restructured loans or loans for which collection according to contractual terms is not probable. Individual evaluations of cash flow or the fair value of collateral supporting these obligations is performed in order to determine the most probable level of loss or impairment. Based on this analysis, specific reserves are assigned to the impaired loan and are incorporated in the calculation of the allowance for loan losses.

Unallocated Reserve:  The unallocated component is maintained to cover uncertainties that could effect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses. The unallocated allowance decreased to $126,000 as of December 31, 2010 from $209,000 as of December 31, 2009.

Review of Credit Quality:  At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third party risk assessment firm and by the Company’s internal credit management function. Review findings are reported periodically to senior management, the Board Lending Committee and the Board of Directors. This process is supplemented with several risk assessment tools including monitoring of delinquency levels, analysis of historical loss experience by loan type, identification of portfolio concentrations by borrower and industry, and a review of economic conditions that might impact loan quality. Based on these findings the allowance for each loan type is evaluated. The allowance for loan losses is calculated on a quarterly basis and reported to the Board of Directors.

Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due in accordance with the terms of the loan agreement. An allowance is maintained for impaired loans to reflect the difference, if any, between the principal balance of the loan and the present value of projected cash flows, observable fair value or the loan’s collateral value, if collateral dependent. In addition, the Company’s regulatory agencies periodically review the adequacy of the allowance for loan losses as part of their review and examination processes. The regulatory agencies may require that the Company recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.

Each quarter, management, in conjunction with the Board Lending Committee, evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, loans are grouped by type within each risk weighting classification status. All impaired loans are evaluated individually, based primarily on the value of the collateral securing the loan and the ability of the borrower to repay as agreed.

Specific loan loss allowances are established as required by this analysis. All non-impaired loans are segregated by loan type, delinquency status or loan risk rating grade and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis.

This analysis process is both quantitative and subjective, as it requires management to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Schedule of Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$12,539	$12,553	$10,620	$9,827	$8,675
Provision for loan losses	4,109	1,961	2,393	749	1,681
Charge-offs:
Real estate(1)	(1,951)	(1,471)	(257)	(21)	(45)
Commercial business loans	(391)	(593)	(314)	(76)	(498)
Installment and collateral	(34)	(49)	(50)	(76)	(78)

Total charge-offs	(2,376)	(2,113)	(621)	(173)	(621)

Recoveries:
Real estate(1)	11	8	9	5	5
Commercial business loans	10	114	122	191	70
Installment and collateral	19	16	30	21	17

Total recoveries	40	138	161	217	92

Net (charge-offs) recoveries	(2,336)	(1,975)	(460)	44	(529)

Allowance at end of year	$14,312	$12,539	$12,553	$10,620	$9,827

Ratios:
Allowance for loan losses to non-performing loans at end of year	115.79%	104.09%	120.30%	676.86%	658.20%
Allowance for loan losses to total loans outstanding at end of year	1.00%	0.91%	0.96%	0.94%	0.94%
Net charge-offs to average loans outstanding	0.17%	0.15%	0.04%	0.00%	0.05%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.

Allocation of Allowance for Loan Losses:  The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance in each category to total allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010			2009			2008
		% of	% of Loans		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in thousands)

Real estate:
Residential(1)	$4,644	32.45%	50.54%	$4,243	33.84%	54.97%	$3,952	31.48%	57.26%
Commercial	5,469	38.21%	34.37	4,662	37.18	31.03	3,978	31.69	26.97
Construction	2,331	16.29%	5.52	1,490	11.88	5.18	1,925	15.33	6.84
Commercial business loans	1,653	11.55%	9.15	1,832	14.61	8.25	2,180	17.37	8.19
Installment and collateral	89	0.62%	0.42	103	0.82	0.57	306	2.44	0.74
Unallocated allowance	126	0.88%	—	209	1.67	—	212	1.69	—

Total allowance for loan losses	$14,312	100.00%	100.00%	$12,539	100.00%	100.00%	$12,553	100.00%	100.00%

	At December 31,
	2007			2006
		% of	% of Loans		% of	% of Loans
	Allowance	Allowance	in Category	Allowance	Allowance	in Category
	for Loan	for Loan	to Total	for Loan	for Loan	to Total
	Losses	Losses	Loans	Losses	Losses	Loans
	(Dollars in thousands)

Real estate:
Residential(1)	$2,673	25.17%	59.18%	$1,051	10.70%	61.46%
Commercial	3,387	31.89	25.28	4,241	43.16	22.33
Construction	1,285	12.10	6.27	959	9.76	6.14
Commercial business loans	2,102	19.79	8.25	1,959	19.93	9.34
Installment and collateral	335	3.16	1.02	55	0.56	0.73
Unallocated allowance	838	7.89	—	1,562	15.89	—

Total allowance for loan losses	$10,620	100.00%	100.00%	$9,827	100.00%	100.00%

Investment Activities

The Company’s Chief Financial Officer is responsible for implementing its Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of the Asset Liability Committee, and subsequently the Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to the Investment Committee, comprised of the President and Chief Executive Officer, the Executive Vice President in charge of lending, the Chief Financial Officer, the Treasury Officer and the Vice President of Information Technology. While general investment strategies are developed and authorized by the Investment Committee, the execution of specific actions rests with the President and Chief Financial Officer who may act jointly or severally. In addition, two other officers under the supervision of the Chief Financial Officer have execution authority that is limited to cash management transactions. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment.

In addition, the Company utilizes the services of an independent investment advisor to assist in managing the investment portfolio. The investment advisor is responsible for maintaining current information regarding securities dealers with whom the Company is conducting business. A list of appropriate dealers is provided at least annually to the Board of Directors for approval and authorization, and new securities dealers are approved prior to the execution of trades. The investment advisor, through its assigned portfolio manager, must contact the Investment Committee to review all investment recommendations and transactions and receive approval from the Committee prior to execution of any transaction.

The Company’s Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.

Investment Securities Portfolio:  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Available for sale:
U.S. Government and government-sponsored enterprise obligations	$35,018	$34,327	$7,017	$7,052	$2,031	$2,048
Government-sponsored residential mortgage- backed securities	67,047	70,390	72,537	75,967	117,517	120,395
Corporate debt securities	5,895	4,008	5,879	4,656	4,831	4,887
Other debt securities			722	731	725	739
Marketable equity securities	11,282	16,722	10,509	14,345	10,678	13,181

Total available for sale	$119,242	$125,447	$96,664	$102,751	$135,782	$141,250

During the year ended December 31, 2010, the Company recorded no other-than-temporary impairment charges. The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of impairment. The Company’s remaining investment in this mutual fund was $1.4 million with a $55,000 unrealized gain at December 31, 2009. During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $297,000 related to five common stock securities. The charge for the impairment was computed using the closing price of the securities as of the date of impairment. The Company’s remaining investment in these five common stock securities was $648,000 with a net $133,000 unrealized loss at December 31, 2009.

The Company implemented new accounting guidance during the year ended December 31, 2009 which was applied to existing debt securities held by the Company as of December 31, 2008. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is not more likely than not that the Company will be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, the credit component of the other-than-temporary impairment losses is recognized in earnings while the non-credit component is recognized in other comprehensive income, net of related taxes. As a result, the Company reclassified the non-credit component of the other-than-temporary impairment loss previously recognized in earnings during 2008 for two corporate debt securities — GE Capital Corporation and PRETSL XXVIII. The reclassification was reflected as a cumulative effect adjustment of $1.0 million ($1.6 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $11.6 million related to the preferred stock of Freddie Mac and Fannie Mae as a result of actions taken in the third quarter of 2008 to place those agencies into conservatorship. The Company’s remaining investment in these securities was $283,000 with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million related to one AAA rated pooled trust preferred security. The charge for the impairment was based on a Level 3 price for the pooled trust preferred security as of the date of the impairment. The Company’s remaining investment in this pooled trust preferred security was $1.8 million. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $587,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this mutual fund was $1.7 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $493,000 related to one AAA rated corporate debt security. The charge for the impairment was computed using the closing price of the security as of the date of the impairment. The Company’s remaining investment in this corporate debt security was $2.4 million with no unrealized gain or loss at December 31, 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $1.1 million related to eleven common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the date of the impairment.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased were classified available for sale during the year ended December 31, 2010.

U.S. Government and Government-Sponsored Enterprises: At December 31, 2010, the Company’s U.S. Government and government-sponsored enterprise portfolio totaled $34.3 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.

Government-Sponsored Enterprise Residential Mortgage-Backed Securities: The Company purchases mortgage-backed securities insured or guaranteed by U.S. Government agencies and government-sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one-to-four family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees, mortgage servicing and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize the Company’s borrowing obligations.

At December 31, 2010, the carrying value of mortgage-backed securities totaled $84.1 million, or 5.0% of assets and 5.3% of interest-earning assets, $70.4 million of which were classified as available for sale and $13.7 million of which were classified as held to maturity. At December 31, 2010, 18.6% of the mortgage-backed securities were backed by adjustable rate loans and 81.4% were backed by fixed rate mortgage loans. The available for sale mortgage-backed securities portfolio had a book yield of 4.67% at December 31, 2010 and the held to maturity mortgage-backed securities portfolio had a book yield of 5.36% at December 31, 2010. The estimated fair value of our mortgage-backed securities at December 31, 2010 was $85.0 million, which is $4.3 million more than the amortized cost of $80.7 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2010. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.

Corporate Bonds:  At December 31, 2010, the carrying value of the Company’s corporate bond portfolio totaled $4.0 million, all of which was classified as available for sale. The corporate bond portfolio reprices quarterly to LIBOR and had a book yield of 0.69% at December 31, 2010. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Other Debt Securities:  These securities consist primarily of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. The Company’s Investment Policy requires that such state agency or municipal obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Marketable Equity Securities:  We currently maintain a diversified equity securities portfolio. At December 31, 2010, the fair value of the Company’s marketable equity securities portfolio totaled $16.7 million, or 1.0% of total assets, all of which were classified as available for sale. The portfolio consisted of $13.6 million of diversified common stock, $0.3 million of preferred stock issued by government-sponsored entities and $2.8 million of mutual funds. At December 31, 2010, the market value of the largest security by a single issuer was $3.3 million. The industries represented by our common stock investments are diverse and include banking, insurance and financial services, integrated utilities and various industrial sectors. Our investments in preferred stock consisted of investments in two government-sponsored enterprises, and the maximum investment in any single issuer was $151,800. The total equity portfolio does not exceed 100% of the Tier I capital of the Bank.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Bank-Owned Life Insurance

The Company owned $10.5 million of Bank-Owned Life Insurance (“BOLI”) at December 31, 2010. These policies were purchased in 2003 and 2004 for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.

Portfolio Maturities and Yields:  The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2010, mortgage-backed securities with adjustable rates totaled $15.8 million.

			More than One Year		More than Five Years
	One Year or Less		Through Five Years		Through Ten Years		More than Ten Years		Total Securities
		Wighted-		Wighted-		Wighted-		Wighted-		Wighted-
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

December 31, 2010
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$3,017	0.21%	$11,880	2.35%	$19,430	2.01%	$—	—%	$34,327	1.97%
Mortgage-backed securities	—	—	1,921	4.38	9,559	3.87	58,910	4.81	70,390	4.67
Corporate debt securities	100	4.91	2,958	0.40	—	—	950	0.85	4,008	0.62

Total debt securities	$3,117	0.36%	$16,759	2.24%	$28,989	2.62%	$59,860	4.75%	$108,725	3.67%

Marketable equity securities									16,722

Total securities available for sale									$125,447

Sources of Funds:

General:  Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Deposits:  A majority of our depositors are persons who work or reside in Hartford, New London and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company had $8.8 million brokered deposits at December 31, 2010, through participation in CDARS reciprocal deposit program. The Company did not have any borrowings from deposit brokers at December 31, 2010.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network and the commercial banking division, as well as deposit promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets, has provided the Company with opportunities to attract new deposit relationships.

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2010, $543.8 million, or 44.6%, of our deposit accounts were time deposits, of which $369.4 million had maturities of one year or less.

The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2010			2009			2008
			Wighted-			Wighted-			Wighted-
			Average			Average			Average
	Balance	Percent	Yield	Balance	Percent	Yield	Balance	Percent	Yield
	(Dollars in thousands)

Deposit type:
Demand deposits	$168,736	13.9%	0.00%	$150,484	13.3%	0.00%	$116,113	11.1%	0.00%
NOW accounts	117,325	9.6	0.29	108,099	9.6	0.34	86,943	8.4	0.43
Regular savings	162,090	13.3	0.33	143,601	12.7	0.30	121,527	11.7	0.60
Money market and investment savings	227,007	18.6	0.52	234,737	20.8	0.65	188,110	18.0	1.78
Club accounts	272	—	2.04	247	—	2.04	227	—	2.04

Total core accounts	675,430	55.4	0.32	637,168	56.4	0.36	512,920	49.2	0.87
Time deposits	543,830	44.6	1.92	491,940	43.6	2.29	529,588	50.8	3.57

Total deposits	$1,219,260	100.0%	1.01%	$1,129,108	100.0%	1.20%	$1,042,508	100.0%	2.24%

As of December 31, 2010, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $217.3 million. The following table sets forth the maturity of those time deposits as of December 31, 2010.

(In thousands)

Three months or less	$27,980
Over three months through six months	22,275
Over six months through one year	94,587
Over one year through three years	53,924
Over three years	18,508

Total	$217,274

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

Interest Rate:
0.00% – 1.00%	$129,405	$56,155	$1,987
1.01% – 2.00%	255,896	204,712	632
2.01% – 3.00%	87,706	101,412	132,356
3.01% – 4.00%	41,323	82,360	296,257
4.01% – 5.00%	26,343	42,259	87,475
5.01% – 6.00%	3,157	5,042	10,881

Total	$543,830	$491,940	$529,588

The following table sets forth the amounts and maturities of time deposits at December 31, 2010:

								Percentage
		Over One	Over Two	Over Three	Over Four			of Total Time
	One Year	Year to	Years to	Years to	Years to			Deposit
	and Under	Two Years	Three Years	Four Years	Five Years	Thereafter	Total	Accounts
	(Dollars in thousands)

Interest Rate:
0.00% – 1.00%	$128,770	$635	$—	$—	$—	$—	$129,405	23.80%
1.01% – 2.00%	176,915	76,900	1,984	98	—	—	255,897	47.05
2.01% – 3.00%	47,687	5,159	9,150	7,392	18,308	10	87,706	16.13
3.01% – 4.00%	5,036	3,680	8,557	3,031	21,019	—	41,323	7.60
4.01% – 5.00%	9,417	10,457	4,593	480	90	1,305	26,342	4.84
5.01% – 6.00%	1,606	1,264	262	—	—	25	3,157	0.58

Total	$369,431	$98,095	$24,546	$11,001	$39,417	$1,340	$543,830	100.00%

The following table sets forth the interest-bearing deposit activities for the years indicated:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Beginning balance	$978,624	$926,395	$851,660
Net increase in deposits before interest credited	60,489	32,858	49,666
Interest credited	11,411	19,371	25,069

Net increase in deposits	71,900	52,229	74,735

Ending balance	$1,050,524	$978,624	$926,395

Borrowed Funds

The Company’s borrowings consist solely of advances from and a line of credit with the FHLBB. At December 31, 2010, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $134.8 million. Internal policies limit borrowings to 30% of total assets, or $503.4 million at December 31, 2010.

Subsidiary Activities

Rockville Bank is currently the only subsidiary of the Company and is incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp., Rockville Financial Services, Inc., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc. and Rockville Bank Mortgage, Inc.

SBR Mortgage Company:  Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”) which exempts it from Connecticut income tax under current law.

SBR Investment Corp.:  Established in January 1995, SBR Investment Corp. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.

Rockville Financial Services, Inc.:  Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2010, Rockville Financial Services, Inc. received fees of $346,000 through its relationship with Infinex.

Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc.: Established in May 2009, Rockville Commercial Foreclosed Properties, Inc. and Rockville Residential Foreclosed Properties, Inc. were established to hold certain real estate acquired through foreclosures.

Rockville Bank Mortgage, Inc.:  In September 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company. The transaction closed in January 2010 and now operates under the name of Rockville Bank Mortgage, Inc. The acquisition was made to expand the Company’s mortgage origination business.

Charitable Foundations

Rockville Bank Foundation, Inc. (the “New Foundation”) (formerly known as Rockville Bank Community Foundation, Inc.):  Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005, the Company contributed $3.9 million in stock to the New Foundation in connection with its minority stock issuance. Effective October 3, 2007, Rockville Bank Foundation, Inc., (the “Old Foundation”), with assets of approximately $1.2 million merged into the New Foundation. At December 31, 2010, the New Foundation had assets of approximately $4.6 million, which included Rockville Financial, Inc. stock with a value of $3.8 million at year-end. No contributions were made to the New Foundation until March 3, 2011 when, in connection with the Reorganization, the Company contributed $5.0 million in cash to the Foundation. The New Foundation’s Board of Directors consists of two officers of Rockville Bank, the Chairman of the Board, the Vice Chairman of the Board, and one corporator of Rockville Financial MHC, Inc.

FEDERAL AND STATE TAXATION

Federal Taxation

General:  Rockville Financial, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Rockville Financial, Inc. and its subsidiaries’ tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Rockville Financial, Inc.

Method of Accounting:  For Federal income tax purposes, Rockville Financial, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing federal income tax returns.

Bad Debt Reserves:  Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2010, the subsidiary had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture:  Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2010, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax:  The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers:  A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction:  Rockville Financial, Inc. may exclude from its income 100% of dividends received from Rockville Bank as a member of the same affiliated group of corporations. To date, Rockville Bank has not paid a dividend and currently there is no plan to pay one in the near future. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Connecticut State Taxation:  The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal year ending December 31, 2010) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the state income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2010.

The Company believes it is in compliance with the state PIC requirements and that no state taxes are due from December 31, 1998 through December 31, 2010; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.

Massachusetts State Taxation:  Due to the establishment of Rockville Bank Mortgage Company, Inc. and increased loan activity by Rockville Bank in the State of Massachusetts, Rockville Financial, Inc. and its subsidiaries will file Massachusetts Combined Excise Tax Returns beginning in 2010. We report Massachusetts apportioned income on a calendar year basis. In 2010, Massachusetts excise tax is imposed on net income at a rate of 10%. Due to legislation, the rate will decrease by one-half of one percent per year through 2012 when it will be 9%. Massachusetts net income is based on Federal taxable income adjusted for certain items.

The Company and Rockville Bank are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.

SUPERVISION AND REGULATION

General

Rockville Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of Rockville Financial, Inc., a stock corporation. Fifty-five percent of the stock of the Company is owned by Rockville Financial MHC, Inc., a Connecticut-chartered mutual holding company. Rockville Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). Rockville Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Rockville Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. Rockville Financial, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston (“FRB”). Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on Rockville Bank or Rockville Financial, Inc.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Rockville Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier I) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier I capital, such as trust preferred securities.

A provision of the Dodd-Frank Act, which will become effective one year after enactment, eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Under the Dodd-Frank Act we will be required to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act also authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using our proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Connecticut Banking Laws And Supervision

Connecticut Banking Commissioner:  The Commissioner regulates internal organization as well as the deposit, lending and investment activities of state chartered banks, including Rockville Bank. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities:  Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Dividends:  The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Bank’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Powers:  Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

Assessments:  Connecticut banks are required to pay annual assessments to the Connecticut Banking Department to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement:  Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

Capital Requirements:  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Rockville Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks such as Rockville Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

As a bank holding company, Rockville Financial, Inc. is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Rockville Financial, Inc.’s stockholders’ equity exceeds these requirements.

Prompt Corrective Regulatory Action:  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2010, Rockville Bank was a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates:  Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

Loans to Insiders:  Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board of Directors. Further, under Section 22(h), loans to Directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement:  The FDIC has extensive enforcement authority over insured savings banks, including Rockville Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits range from 12 basis points for the strongest institution to 50 basis points for the weakest after a uniform increase of 7 basis points effective January 1, 2009. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per regular account. Unlimited deposit insurance coverage was available through June 30, 2010, for non-interest-bearing transaction accounts at Rockville Bank as the Bank was participating in FDIC’s Temporary Liquidity Guarantee Program. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2010, 2009 and 2008, the total FDIC assessments were $1.6 million, $2.2 million and $654,000, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.9 million for the Company. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Company does not know of any practice, condition or violations that might lead to termination of deposit insurance.

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts. The Company is in compliance with these requirements.

Federal Home Loan Bank System

The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Company, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2010 and December 31, 2009. In the past, the Company had received dividends on its Federal Home Loan Bank stock. For the years ended December 31, 2008 and 2007, cash dividends from the Federal Home Loan Bank to the Company amounted to approximately $473,000 and $658,000, respectively. On January 28, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. The letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, an increased retained earnings target, and suspension of its quarterly dividend payment. As such, there were no dividends received during the years ended December 31, 2010 and 2009. In February, the FHLBB declared a dividend for the first time in over two years with an annual yield of 30 basis points with the first payment payable on March 2, 2011. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.

Holding Company Regulation

General:  As a bank holding company, Rockville Financial, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner.

Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, Rockville Financial, Inc. must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The Banking Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

Dividends:  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.

Financial Modernization:  The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Rockville Financial, Inc. has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Miscellaneous Regulation

Sarbanes-Oxley Act of 2002:  The Company is subject to the Sarbanes-Oxley Act of 2002 (the “Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

Section 402 of the Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Company, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

The Act also required that the various securities exchanges, including The NASDAQ Global Select Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their committees and the independence of their directors that serve on those committees.

Community Reinvestment Act:  Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rockville Bank’s latest FDIC CRA rating was “outstanding.”

Connecticut has its own statutory counterpart to the CRA which is also applicable to Rockville Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rockville Bank’s most recent rating under Connecticut law was “outstanding.”

Consumer Protection And Fair Lending Regulations:  The Company is subject to a variety of federal and Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

The USA Patriot Act:  On October 26, 2001, the USA PATRIOT Act was enacted. The Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if the Company or the Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. The Company has established policies, procedures and systems to comply with the applicable requirements of the law. The Patriot Act was reauthorized and modified with the enactment of the USA Patriot Improvement and Reauthorization Act of 2005.

Dividend Waivers By Rockville Financial MHC, Inc.

The following disclosure refers to the period prior to March 3, 2011. It has been the policy of a number of mutual holding companies to waive the receipt of dividends declared by their savings institution subsidiary. In connection with its approval of the reorganization however, the Federal Reserve Board imposed certain conditions on the waiver by Rockville Financial MHC, Inc. of dividends paid on the common stock by Rockville Financial, Inc. In particular, the Federal Reserve Board required that Rockville Financial MHC, Inc. obtain the prior approval of the Federal Reserve Board before Rockville Financial MHC, Inc. may waive any dividends from Rockville Financial, Inc. As of the date hereof, we are not aware that the Federal Reserve Board has given its approval to any waiver of dividends of any mutual holding company that has requested such approval.

The Federal Reserve Board approval of the 2005 reorganization also required that the amount of any dividends waived by Rockville Financial MHC, Inc. will not be available for payment to the public stockholders of Rockville Financial, Inc. (i.e., stockholders other than Rockville Financial MHC, Inc.) and that such amounts would be excluded from Rockville Financial, Inc.’s capital for purposes of calculating dividends payable to the public stockholders. Moreover, Rockville Bank was required to maintain the cumulative amount of dividends waived by Rockville Financial MHC, Inc. in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in Rockville Bank’s financial statements, but would be considered as a notational or memorandum account of Rockville Bank. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Connecticut Banking Department and the Plan of Reorganization and Minority Stock Issuance.

Rockville Financial MHC, Inc. did not waive any dividends paid or declared by Rockville Financial, Inc. In connection with its Reorganization, in accordance with conversion rules, the dividends paid to Rockville Financial MHC, Inc. caused an adjustment in the share exchange ratio of the former shareholders of Old RFI.

Federal Securities Laws

Rockville Financial, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 1A.	Risk Factors

You should consider carefully the following risk factors in evaluating an investment in shares of our common stock. An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below.

Risks Related to Our Business

Our success depends on our key personnel, including our executive officers, and the loss of key personnel could disrupt our business.

Our success greatly depends on the contributions of our senior management and other key personnel. In June 2009, we announced that William J. McGurk, our longstanding President and Chief Executive Officer, will retire at the annual meeting of shareholders to be held in April, 2011. Mr. McGurk will remain on our Board of Directors until his term expires in 2013. Mr. McGurk has agreed to a continuing consulting role after his retirement. In addition, our Executive Vice President and Chief Operating Officer, Joseph F. Jeamel, Jr. retired on June 30, 2010. Mr. Jeamel remains on the Board until 2011 when his current term expires. The Board nominated him for an additional two-year term until 2013 to facilitate transition issues. The Company Bylaws provide that no person age 70 or older is eligible for election and/or re-election as a Director; however, the Company is making an exception to the retirement age policy at this time and allowing for the re-nomination of Mr. Joseph F. Jeamel, Jr. for a two-year term in order to assist with the Company’s transition to a new fully public company through the second step conversion completed in March 2011. Mr. Jeamel currently consults for Rockville Bank as well. His former Chief Operating Officer responsibilities were assumed by Executive Vice Presidents, Christopher E. Buchholz and Richard J. Trachimowicz. Mr. McGurk and Mr. Jeamel have been key contributors in our successful growth and operation, and Mr. McGurk is frequently referred to as “the face” of Rockville Bank. In January 2011, the Company announced Mr. William H.W. Crawford, IV as Mr. McGurk’s replacement effective in April of this year. While we will strive to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel.

We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices.

Rockville Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have a greater credit risk than residential real estate for the following reasons:

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

Due to the economic recession and slow economic recovery, the real estate market and local economy are continuing to deteriorate, which has adversely affected the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial real estate loans. The continued deterioration in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, if poor economic conditions continue to result in decreased demand for loans, our profits may decrease because our alternative investments may earn less income than loans.

All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on the commercial loan portfolio in “Loans” within “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk will increase, and downturns in the real estate market or local economy could adversely affect our earnings.

Commercial real estate and commercial business loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If Rockville Bank’s allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 1.00% of total loans outstanding and 115.79% of nonperforming loans at December 31, 2010. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income Rockville Bank earns on its interest-earning assets, such as loans and securities, and the interest expense Rockville Bank pays on its interest bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates paid on deposits, which will result in a decrease in our net interest income.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or securities.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

The unrealized losses within our investment securities portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover our cost at stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.

If dividends paid on our investment in the Federal Home Loan Bank of Boston continue to be suspended, or if our investment is classified as other-than-temporarily impaired or as permanently impaired, our earnings and/or stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Boston (“FHLBB”) to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. In February, the FHLBB declared a dividend for the first time in over two years with an annual yield of 30 basis points with the first payment payable on March 2, 2011. The FHLBB anticipates paying modest dividends through 2011. Further, recent or future legislation regarding the Federal Home Loan Banks may cause a decrease in the value of the FHLBB stock we hold.

It is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Our stock value may be negatively affected by regulations restricting takeovers.

The Change in Bank Control Act and the Bank Holding Company Act, together with Federal Reserve Board regulations promulgated under those laws, require that a person obtain the consent of the Federal Reserve Board before attempting to acquire control of a bank holding company. In addition, the approval of the Connecticut Banking Commissioner is required prior to an offer being made to purchase or acquire 10.0% or more of our common stock for a period of three years from the completion of the conversion and offering.

Rockville Bank has opened new branches and expects to open additional new branches which may incur losses during their initial years of operation as they generate new deposit and loan portfolios.

Rockville Bank opened new branch offices in Glastonbury in 2005, in South Glastonbury in 2006, in Enfield and East Windsor in 2007, in Colchester in 2008 and in Manchester and South Windsor in 2009. Rockville Bank intends to continue to explore opportunities to expand its branch network. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.

Strong competition within Rockville Bank’s market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest-earning assets.

Risks Related to the Financial Services Industry

The United States economy remains weak and unemployment levels are high. A prolonged economic downturn will adversely affect our business and financial results.

The financial industry experienced unprecedented turmoil in 2008, 2009 and continuing into 2010 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession, eroding confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences from the measures taken by the federal government in an effort to stabilize the economy. The United States economy remains weak and unemployment levels are high. Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Rockville Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier I) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier I capital, such as trust preferred securities.

A provision of the Dodd-Frank Act, which will become effective one year after enactment, eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on our earnings. At present, the FDIC has not required an additional assessment in 2010, but rather required prepayment in 2009 of deposit insurance premiums for 2010 through 2012.

We operate in a highly regulated environment and our business may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as Rockville Bank’s chartering authority, by the FDIC, as insurer of deposits, and by the Federal Reserve Board as the regulator of Rockville Financial, Inc. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Risks Related to the Offering

Our failure to deploy the net proceeds of our 2011 Reorganization Offering effectively may have an adverse impact on our financial performance and the value of our common stock.

We invested $84.1 million from the Offering in Rockville Bank. Rockville Bank may use the net proceeds it receives to repay approximately $40.0 million of maturing FHLBB advances, to fund new loans, to purchase investment securities, to pursue strategic growth opportunities or for other general corporate purposes. We may use the net proceeds retained at New Rockville Financial to invest in short-term liquid investments, to repurchase shares of common stock, to pay dividends to our shareholders, to pursue strategic growth opportunities or for other general corporate purposes. However, with the exception of the loan to the employee stock ownership plan to purchase our common stock and the funding of the charitable foundation, we have not allocated specific amounts of the net proceeds for any of these purposes, and we will have significant flexibility in determining the amount of the net proceeds we apply to different uses and the timing of such applications. We have not established a timetable for reinvesting the net proceeds, and we cannot predict how long reinvesting the net proceeds will require.

Our return on equity will be low following the stock offering compared to our historical performance. This could negatively affect the trading price of our shares of common stock.

Net income divided by average equity, known as return on equity, is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on average equity ratio for the year ended December 31, 2010 was 7.48% compared to a median return on equity of (2.45)% based on trailing twelve month earnings for all publicly traded fully converted savings institutions as of December 31, 2009. We expect our return on equity to remain low until we are able to leverage the additional capital we receive from the stock offering. Although we will be able to increase net interest income using proceeds of the stock offering, our return on equity will be negatively affected by higher expenses from the costs of being a fully public company and added expenses associated with expanding our existing employee stock ownership plan and adopting one or more new stock benefit plans. Until we can increase our net interest income and non-interest income and leverage the capital raised in the stock offering, we expect our return on equity to remain low, which may reduce the market price of our shares of common stock.

The expansion of our existing employee stock ownership plan and implementation of one or more new stock benefit plans will increase our compensation and benefit expenses and adversely affect our profitability.

We intend to adopt one or more new stock benefit plans in 2012 and later, subject to shareholder approval, which will increase our annual employee compensation and benefit expenses related to the restricted stock awards and stock options granted to participants under such plans. The actual amount of the additional compensation and benefit expenses will depend on the number of restricted shares and options actually granted under the plans, the fair market value of our shares of common stock at specific points in the future, the applicable vesting periods and other factors which we cannot predict at this time; however, we expect them to be material. If a stock benefit plan is implemented within one year of the completion of the conversion and offering, the number of shares of common stock reserved for issuance for grants of options and restricted stock awards under such stock benefit plan may not exceed 9.49% and 3.80% of the shares sold in the offering, respectively. If we award options or other stock awards in excess of these amounts under a stock benefit plan adopted more than one year after the completion of the offering, our costs would increase further.

In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts (i.e., as the loan used to acquire these shares is repaid), and we would recognize expense for stock options and restricted stock over the vesting period of awards made to recipients. The expense in the first year following the offering has been estimated to be $199,000 ($132,000 after tax). Actual expenses, however, may be higher or lower, depending on the price of our common stock on the grant date.

Various factors may make takeover attempts more difficult to achieve.

Our Board of Directors has no current intention to sell control of Rockville Financial. Provisions of our certificate of incorporation and bylaws, federal regulations, Connecticut law and various other factors may make it more difficult for companies or persons to acquire control of Rockville Financial without the consent of our Board of Directors and the Connecticut Banking Commissioner. You may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

•	Connecticut Banking Regulations. Connecticut banking regulations prohibit, for a period of three years following the completion of a conversion, the direct or indirect acquisition of more than 10.0% of any class of our equity securities without the prior approval of the Connecticut Banking Commissioner.

•	Certificate of Incorporation. Provisions of the certificate of incorporation and bylaws of Rockville Financial may make it more difficult and expensive to pursue a takeover attempt that management opposes, even if the takeover is favored by a majority of our shareholders. These provisions also would make it more difficult to remove our current Board of Directors or management, or to elect new directors. Specifically, our certificate of incorporation prohibits for a period of five years following the completion of a conversion, subject to certain limitations, the direct or indirect acquisition of more than 10.0% of any class of our equity securities without the prior approval of the Connecticut Banking Commissioner. Additional provisions include the election of directors to staggered terms of four years, the prohibition of cumulative voting in the election of directors and the requirement that a director may be removed from office only upon the affirmative vote of at least two-thirds of the directors then in office or by the affirmative vote of the holders of at least 80.0% of the voting power of the issued and outstanding shares entitled to vote for the election of directors. Our bylaws also contain provisions regarding the timing and content of shareholder proposals and nominations and qualification for service on the Board of Directors.

•	Issuance of stock options. We intend to adopt one or more stock benefit plans no earlier than six months after the completion of the conversion and offering, pursuant to which we will grant stock options to key employees and directors that will require payments to these persons in the event of a change in control of New Rockville Financial. These payments may have the effect of increasing the costs of acquiring New Rockville Financial, thereby discouraging future takeover attempts.

•	Employment and change in control agreements. Rockville Financial has employment agreements with certain of its executive and other officers that will remain in effect following the stock offering. Rockville Financial intends to enter into an employment agreement and change in control agreement with its new Chief Executive Officer and new Chief Operating Officer following the stock offering. These agreements may have the effect of increasing the costs of acquiring Rockville Financial, thereby discouraging future takeover attempts.

Our contribution to the charitable foundation will adversely affect net income.

We contributed cash equal to 3.0% of the net proceeds from the offering to Rockville Bank Foundation, Inc., a total of $5.0 million. The contribution will have an adverse effect on our net income for the first quarter of 2011 and the full year 2011.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2010 the Company’s banking subsidiary, Rockville Bank, operated through its main office at 25 Park Street, Rockville, Connecticut, 20 banking offices, a special-need limited services branch and our 41 automated teller machines (“ATM”), including nine stand-alone ATM facilities. The special-need limited services banking office opened in September 2009. Of the 22 banking offices, 7 are owned and 15 are leased. Lease expiration dates of our branches range from 8 months to 18 years with renewal options of five to twenty years. The Company continues to make lease payments for one stand-alone ATM closed in January 2010, the lease for which expires in February 2011. The Company sub-leases part of two of its locations to third parties.

The locations of the Company’s banking offices are as follows:

Office Locations:	Number of Offices:

Hartford County, Connecticut	13
New London County, Connecticut	1
Tolland County, Connecticut	8

Total	22

For additional information regarding the Company’s premises and equipment and lease obligations, see Notes 10 and 16 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings

We are subject to certain pending and threatened legal actions which arise out of the normal course of our business, including typical customer claims and counterclaims arising out of the retail banking and mortgage banking business. We believe that the resolution of any pending or threatened litigation will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.	Removed and Reserved

Part II

Item 5.	Market For The Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock for 2010 and 2009, as reported by NASDAQ Global Select Stock Market.

	Common Stock (per Share)
	Market Price
			Dividends
	High	Low	Declared

2010:
First Quarter	$12.42	$8.82	$0.06
Second Quarter	12.64	10.50	0.06
Third Quarter	12.91	11.06	0.06
Fourth Quarter	12.47	10.50	0.065
2009:
First Quarter	$14.46	$6.17	$0.05
Second Quarter	12.50	8.44	0.05
Third Quarter	14.79	9.88	0.05
Fourth Quarter	11.68	9.68	0.05

On February 28, 2011, the high and low prices of the Company’s Common Stock were $16.48 and $16.11, respectively. As of December 31, 2010, there were 19,551,057 shares of the Company’s common stock outstanding. The Company had 3,800 holders of record as of December 31, 2010, including Rockville

Financial MHC, Inc., which held 10,689,250 shares, Rockville Bank Foundation, Inc. which held 310,700 shares and the Rockville Bank Employee Stock Ownership Plan, which held 685,250 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.

Repurchase of Equity Securities During 2010:

No shares were purchased by us during the year ended December 31, 2010 of Rockville Financial, Inc. common stock that are registered by us pursuant to Section 12 of the Securities Act. Effective January 2008, the Company adopted a plan to repurchase up to 978,400 of our outstanding shares of common stock on the open market. At December 31, 2010, there were 674,718 shares available to be purchased under this program (based on the Reorganization exchange ratio of 1.5167, this is 1,483,939 shares).

(1)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2010:

Number of
Securities
Remaining
		Weighted-	Available for
	Number of	Average	Future Issuance
	Securities	Exercise	Under Equity
	To Be Issued	Price of	Compensaction
	Upon Exercise	Outstanding	Plans (Excluding
	of Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	557,885	$12.80	304,690
Equity compensation plans not approved by security holders	—	—	—

Total	557,885	$12.80	304,690

Dividends:

The Company started paying dividends in 2006. The Company paid dividends of $0.245 per share to its stockholders in 2010. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that dividends will continue to be paid.

Performance Graph:

The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2005, through December 31, 2010, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector. The index also tracks three ETFs: ‘SPDR Series Trust: SPDR KBW Regional Banking EFT’ (KRE), ’ProShares Trust: Short KBW Regional Banking (KRS) and ’ProShares Trust: Ultra KBW Regional Banking’ (KRU) that together have about $800 million in assets under management.

This graph assumes the investment of $100 on December 31, 2005 in our common stock. The graph assumes all dividends on RCKB stock, the S&P 500 Index and the KRX are reinvested.

S&P 500	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Price Index	1248.29	1418.30	1468.36	903.25	1115.1	1257.64
Capital Appreciation	2%	6%	(4)%	(23)%	5%	10%
Unannualized
Dividend Yield	0.49%	0.51%	0.50%	0.61%	0.54%	0.53%
Total Quarterly Return	2.08%	6.69%	(3.33)%	(21.94)%	6.02%	10.73%
	105.7	122.4	129.1	81.4	102.9	111.9

KRX	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Price Index	95.80	101.18	76.46	59.90	45.39	53.66
Capital Appreciation		3%	(14)%	(17)%	4%	15%
Unannualized
Dividend Yield		0.70%	0.80%	0.72%	0.51%	0.48%
Total Quarterly Return		4.11%	(13.57)%	(16.12)%	4.73%	15.51%
	100.0	108.5	84.7	69.1	53.8	64.8

RCKB	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Price	13.05	17.85	12.20	13.97	10.50	12.22
Capital Appreciation	(2)%	23%	(14)%	(11)%	(2)%	6%
Unannualized
Dividend Yield	0.00%	0.28%	0.28%	0.32%	0.47%	0.57%
Total Quarterly Return	(2.17)%	23.46%	(14.17)%	(10.98)%	(1.86)%	6.92%
	124.5	171.2	118.3	137.5	105.3	100.5

Item 6.	Selected Financial Data

Selected financial data for each of the years in the five-year period ended December 31, 2010 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 are included elsewhere in this Form 10-K.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Selected Financial Condition Data:
Total assets	$1,678,073	$1,571,134	$1,533,073	$1,327,012	$1,232,836
Available for sale securities	125,447	102,751	141,250	136,372	132,467
Held to maturity securities	13,679	19,074	24,138	—	—
Federal Home Loan Bank stock	17,007	17,007	17,007	11,168	9,836
Loans receivable, net	1,410,498	1,361,019	1,291,791	1,116,327	1,033,355
Cash and cash equivalents	60,708	19,307	14,901	23,998	22,381
Deposits	1,219,260	1,129,108	1,042,508	951,038	884,511
Mortgagors’ and investors’ escrow accounts	6,131	6,385	6,077	5,568	5,320
Advances from the Federal Home Loan Bank	261,423	263,802	322,882	201,741	178,110
Total stockholders’ equity	166,428	157,428	145,777	156,373	155,064
Allowance for loan losses	14,312	12,539	12,553	10,620	9,827
Non-performing loans(1)	12,360	12,046	10,435	1,569	1,493

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans), loans 90 days past due and still accruing interest and loans that have gone through troubled debt restructurings.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Selected Operating Data:
Interest and dividend income	$75,699	$76,062	$77,545	$73,877	$63,952
Interest expense	22,161	29,775	34,946	35,577	27,649

Net interest income	53,538	46,287	42,599	38,300	36,303
Provision for loan losses	4,109	1,961	2,393	749	1,681

Net interest income after provision for loan losses	49,429	44,326	40,206	37,551	34,622
Non-interest income (loss)	9,404	6,972	(8,987)	5,194	4,625
Non-interest expense	39,850	36,631	33,762	30,301	29,025
Income (loss) before income taxes	18,983	14,667	(2,543)	12,444	10,222
Income tax expense (benefit)	6,732	4,935	(956)	4,116	3,368

Net income (loss)	$12,251	$9,732	$(1,587)	$8,328	$6,854

Net income (loss)	$12,251	$9,732	$(1,587)	$8,328	$6,854

Earnings per share
Basic	$0.66	$0.53	$(0.09)	$0.44	$0.36

Diluted	$0.66	$0.53	$(0.09)	$0.44	$0.36

Dividends per share	$0.245	$0.20	$0.20	$0.16	$0.08

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.76%	0.63%	(0.11)%	0.65%	0.59%
Return on average equity	7.48	6.44	(1.03)	5.32	4.42
Interest rate spread(1)	3.19	2.73	2.63	2.52	2.75
Net interest margin(2)	3.49	3.10	3.09	3.13	3.30
Non-interest expense to average assets	2.48	2.36	2.35	2.37	2.52
Efficiency ratio(3)	63.31	68.78	100.45	69.67	70.92
Average interest-earning assets to average interest-bearing liabilities	120.68	118.55	118.50	120.77	122.01
Dividend payout ratio	0.37	0.38	—	0.36	0.22
Capital Ratios:
Capital to total assets at end of year	9.92	10.02	9.51	11.78	12.58
Average capital to average assets	10.21	9.74	10.76	12.27	13.47
Total capital to risk-weighted assets	13.73	14.07	14.16	16.60	18.00
Tier I capital to risk-weighted assets	12.62	12.98	12.88	15.49	16.87
Tier I capital to total average assets	10.39	10.15	10.43	11.74	12.75
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.00	0.91	0.96	0.94	0.94
Allowance for loan losses as a percent of non-performing loans	115.79	104.09	120.30	676.86	658.20
Net charge-offs to average outstanding loans during the period	0.17	0.16	0.04	—	0.05
Non-performing loans as a percent of total loans	0.87	0.88	0.80	0.14	0.14
Non-performing assets as a percent of total assets	0.80	0.96	0.68	0.12	0.12
Other Data:
Number of full service offices	18	18	17	16	14
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Rockville Financial, Inc. (the “Company”) is a bank holding company formed on December 17, 2004. Rockville Financial MHC, Inc. held 56.7% of the Old RFI’s common stock. It is the successor to its predecessor of the same name, a mid-tier stock holding company (“Old RFI”). The Company holds of all the common stock of Rockville Bank (“the Bank”). The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since

1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate and commercial business lending activities.

Critical Accounting Policies

The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

The Company’s significant accounting policies are disclosed in Note 2 to the accompanying Consolidated Financial Statements. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Given the Company’s strategy and asset/liability structure, the more critical accounting policies, which involve the most complex, subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, the valuation of deferred tax assets, pension and other post-retirement benefits and share-based compensation.

See also “Item 1. Business” for further discussion regarding the allowance for loan losses and other-than-temporary impairment of investment securities.

Net Interest Income Analysis: Average Balance Sheets, Interest and Yields/Costs:  The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs and premiums that are amortized to interest income or expense.

	Years Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net	$1,378,032	$70,677	5.13%	$1,333,770	$69,517	5.21%	$1,193,416	$68,458	5.74%
Total investment securities	126,111	5,012	3.97	140,494	6,544	4.66	168,913	8,580	5.08
Federal Home Loan Bank stock	17,007	—	—	17,007	—	—	13,812	473	3.42
Other earning assets	13,556	10	0.07	931	1	0.11	2,376	34	1.43

Total interest-earning assets	1,534,706	75,699	4.93	1,492,202	76,062	5.10	1,378,517	77,545	5.63

Non-interest-earning assets	68,992			59,606			57,255

Total assets	$1,603,698			$1,551,808			$1,435,772

Interest-bearing liabilities:
NOW and money market accounts	$346,702	1,541	0.44	$312,439	2,494	0.80	$249,038	4,728	1.90
Savings accounts(1)	160,192	544	0.34	136,981	607	0.44	128,467	824	0.64
Time deposits	496,584	9,532	1.92	524,041	16,270	3.10	514,222	19,517	3.80

Total interest-bearing deposits	1,003,478	11,617	1.16	973,461	19,371	1.99	891,727	25,069	2.81
Advances from the Federal
Home Loan Bank	268,274	10,544	3.93	285,258	10,404	3.65	271,545	9,877	3.64

Total interest-bearing liabilities	1,271,752	22,161	1.74%	1,258,719	29,775	2.37%	1,163,272	34,946	3.00%

Non-interest-bearing liabilities	168,193			142,017			117,983

Total liabilities	1,439,945			1,400,736			1,281,255
Stockholders’ equity	163,753			151,072			154,517

Total liabilities and stockholders’ equity	$1,603,698			$1,551,808			$1,435,772

Net interest income		$53,538			$46,287			$42,599

Net interest rate spread(2)			3.19%			2.73%			2.63%
Net interest-earning assets(3)	$262,954			$233,483			$215,245

Net interest margin(4)			3.49%			3.10%			3.09%
Average interest-earning assets to average interest-bearing liabilities	120.68%			118.55%			118.50%

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to December 31, 2009			Compared to December 31, 2008
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest and dividend income:
Loans receivable	$2,283	$(1,123)	$1,160	$7,637	$(6,578)	$1,059
Securities interest, dividends & income from other assets	(81)	(1,442)	(1,523)	(1,210)	(1,332)	(2,542)

Total earning assets	2,202	(2,565)	(363)	6,427	(7,910)	(1,483)

Interest expense:
NOW and money market accounts	250	(1,203)	(953)	991	(3,225)	(2,234)
Savings accounts	93	(156)	(63)	52	(269)	(217)
Time deposits	(813)	(5,925)	(6,738)	367	(3,614)	(3,247)

Total interest-bearing deposits	(470)	(7,284)	(7,754)	1,410	(7,108)	(5,698)
FHLBB Advances	(641)	781	140	500	27	527

Total interest-bearing liabilities	(1,111)	(6,503)	(7,614)	1,910	(7,081)	(5,171)

Change in net interest income	$3,313	$3,938	$7,251	$4,517	$(829)	$3,688

Comparison of Operating Results for the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, loan brokerage fees, bank-owned life insurance income, safe deposit box rental fees, investment brokerage fees, gains and losses on investment securities, gains on the sale of loans, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2010 and 2009.

Income Statement Summary

	Years Ended December 31,
	2010	2009	$ Change
	(In thousands)

Net interest income	$53,538	$46,287	$7,251
Provision for loan losses	4,109	1,961	2,148
Non-interest income	9,404	6,972	2,432
Non-interest expense	39,850	36,631	3,219

Income before income taxes	18,983	14,667	4,316
Income tax provision	6,732	4,935	1,797

Net income	$12,251	$9,732	$2,519

Earnings Summary

The Company had net income of $12.3 million for the year ended December 31, 2010 compared to $9.7 million for 2009. When comparing 2010 to 2009, net interest income increased $7.3 million, or 15.7%, the provision for loan losses increased by $2.1 million, or 109.5%, and non-interest income increased $2.4 million, or 34.9%. Non-interest expense increased by $3.2 million, or 8.8%. In 2010, the Company earned $0.66 per share on both a basic and diluted earnings per share basis. In 2009, the Company earned $0.53 per share on both a basic and diluted earnings per share basis.

Income before taxes increased $4.3 million to $19.0 million for the year ending December 31, 2010 from $14.7 million for the same period in the prior year. There were no losses from other-than-temporary impairment of securities for the year ended December 31, 2010 compared to $362,000 for the year ended December 31, 2009.

The increase in net interest income was primarily due to a $29.5 million, or 12.6%, increase in average net interest-earning assets and a 39 basis point increase in the net interest margin. The $2.1 million increase in the provision for loan losses from the prior year is attributable to an increase in the provision deemed necessary as a result of our evaluation of the required allowance amount based upon our estimated probable losses in our loan portfolio. The increase in the provision reflects the decline in economic activity within our market area. The Company’s non-performing assets; however, declined to $13.4 million as of December 31, 2010 from $15.1 million as of December 31, 2009, the result of write-downs and sales of other real estate owned properties which were partially offset by the addition of $1.6 million of troubled debt restructured loans.

At December 31, 2010, the Company had established an allowance for loan losses of $14.3 million that was disbursed between an allocated $13.8 million to cover inherent risk in the homogenous pool evaluation, a $358,000 allocation to a $12.4 million impaired loan portfolio and a $126,000 allocation for imprecision. During 2010, the impaired loans increased from $12.0 million at December 31, 2009 to $12.4 million at December 31, 2010 with the related impairment reserve decreasing from $381,000 to $358,000, respectively. Collateral values were reassessed under current market conditions and the specific impairment allocation in relation to the total principal balance of impaired loans tested fell from 3.16% at December 31, 2009 to 2.90% at December 31, 2010. During this same period, the allocated reserve for the performing pools increased from $11.9 million at December 31, 2009 to $13.8 million or from an 88 basis point allocation to an 98 basis point allocation due primarily to a higher level of residential loan delinquency.

At December 31, 2010, the allowance for loan losses totaled $14.3 million or 1.00% of gross loans as compared with 0.91% at the prior year end. The majority of this increase is attributable to the homogeneous pool allocation that rose from 88 basis points at December 31, 2009 to 98 basis points at December 31, 2010. Management reviewed the factors affecting the homogenous pool allocations and believes that the allocations accurately reflect loss exposure based on current portfolio performance and market conditions.

The $2.4 million increase in non-interest income is due to a $2.2 million increase in service charges and fees, primarily provided by Rockville Bank Mortgage, Inc., a $964,000 increase in net gains from the sale of loans and a $362,000 reduction of other-than-temporary impairment of securities offset by a $746,000 decrease in gains on sales of securities and a $304,000 decrease in other income related to gains and losses on sales of other real estate owned properties which resulted in a net expense. The program to sell fixed rate residential mortgages in the secondary market began in 2009 and continued throughout 2010 driven by historically low mortgage interest rates.

The $3.2 million increase in non-interest expense for 2010 compared to 2009 is primarily due to increases of $1.5 million in salaries and employee benefits, $1.4 million in other real estate owned expense, $676,000 in professional fees and $294,000 in marketing expense offset by decreases of $606,000 in FDIC assessments and $88,000 in occupancy and equipment expense.

Net Interest Income:  Net interest income before the provision for loan loss increased 15.7% to $53.5 million for the year ended December 31, 2010, compared to $46.3 million for the year ended December 31, 2009. The increase is primarily due to a $29.5 million, or 12.6%, increase in average net interest-earning assets and a 39 basis point increase in the net interest margin to 3.49% for the year ended December 31, 2010 from 3.10% for the year ended December 31, 2009. Average net interest-earning assets increased to $263.0 million for the year ended December 31, 2010 from $233.5 million for the prior year.

Interest and Dividend Income:  Interest and dividend income decreased 0.5% to $75.7 million for the year ended December 31, 2010 from $76.1 million for the year ended December 31, 2009. Interest income on loans receivable increased by 1.7% to $70.7 million for the year ended December 31, 2010 from $69.5 million for the year ended December 31, 2009 primarily due to a 3.3% increase in average loans receivable which was offset by an 8 basis point decline in the average yield. The average loan yield for the year ended December 31, 2010 decreased to 5.13% from 5.21% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans was 3.25%, unchanged from December 31, 2009. Interest and dividend income on securities decreased to $5.0 million for the year ended December 31, 2010 from $6.5 million for the year ended December 31, 2009, attributable to a $14.4 million decrease in average securities and a 69 basis point decrease in the average yield on securities.

Interest Expense:  Interest expense for the year ended December 31, 2010 decreased 25.6% to $22.2 million from $29.8 million for the year ended December 31, 2009. The decrease in interest expense for the year ended December 31, 2010 compared to the same period in the prior year was attributable to a decline in the weighted-average rate paid due to a falling rate environment offset by an increase in average outstandings. For the year ended December 31, 2010, average interest-bearing liabilities rose 1.0% to $1.27 billion from $1.26 billion for the year ended December 31, 2009. The average rate paid on interest-bearing liabilities for the year ended December 31, 2010 decreased 63 basis points to 1.74% from 2.37% for the year ended December 31, 2009. For the year ended December 31, 2010, average core deposits increased $57.5 million to $506.9 million.

Provision for Loan Losses:  Management recorded a provision of $4.1 million for the year ended December 31, 2010, an increase of $2.1 million compared to the year ended December 31, 2009 as a result of an evaluation of the loan portfolio and estimated allowance requirements. A significant portion of the increase was due to increased general reserves as a result of the continued economic downturn and growth in commercial lending. In 2010, total loans increased $51.4 million compared to $70.0 million in 2009. At December 31, 2010, the allowance for loan losses totaled $14.3 million, or 115.8% of non-performing loans and 1.0% of total loans, compared to $12.5 million at December 31, 2009, or 104.1% of non-performing loans and 0.91% of total loans. The Company experienced net loan charge-offs of $2.3 million in 2010 compared with net charge-offs of $2.0 million in 2009.

Non-interest Income:  Sources of non-interest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, Rockville Bank Mortgage, Inc’s loan broker fees, bank-owned life insurance, gains and losses on investment securities, gains on sale of loans, mortgage servicing income, safe deposit box rental fees, brokerage fees and insurance commissions. Other-than-temporary impairment of securities is also included in non-interest income.

Non-interest income was $9.4 million for the year ended December 31, 2010, and included no other-than-temporary impairment charges compared to $362,000 of other-than-temporary impairment charges during the year ended December 31, 2009.

Service charges and fees increased $2.2 million which primarily resulted from loan fee income generated by Rockville Bank Mortgage, Inc. totaling $2.2 million and an increase of $394,000 in ATM fees mainly due to the elimination of service charge waivers to SUM network customers in 2010. Reductions in the collection of service charge fees were recorded in Infinex brokerage and insurance of $58,000, net overdraft fees of $281,000 and $51,000 in NOW and demand deposit fees.

Non-interest Expense:  Non-interest expense increased by $3.2 million, or 8.8%, to $39.8 million for the year ended December 31, 2010 from $36.6 million for the year ended December 31, 2009.

The following table summarizes non-interest expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$20,032	$18,571	$1,461	7.9%
Service bureau fees	4,048	3,872	176	4.6
Occupancy and equipment	4,292	4,380	(88)	(2.0)
Professional fees	1,807	1,131	676	59.8
Marketing and promotions	1,450	1,156	294	25.4
FDIC assessments	1,616	2,222	(606)	(27.3)
Other real estate owned	1,435	69	1,366	1,979.7
Other	5,170	5,230	(60)	(1.2)

Total non-interest expense	$39,850	$36,631	$3,219	8.8%

(1)	Includes Directors fees and expenses for the years ended December 31, 2010 and 2009 of $803,000 and $769,000, respectively.

The $1.5 million increase in salary and employee benefits includes a $1.9 million increase in regular salary expense, a $524,000 increase in bonus accruals and a $136,000 increase in health insurance expense offset by a $796,000 decrease in pension expense, a $139,000 decrease in ESOP expense and $204,000 decrease in all other benefits expense. Regular salary expenses increased due to the growth in the number of full-time equivalent employees to 236 from 211 at December 31, 2009 as a result of adding 24 new employees through the acquisition of Rockville Bank Mortgage, Inc. in January 2010. The decrease in pension costs was the result of lower net periodic benefit costs in 2010 than in 2009 as calculated by the Company’s benefit consultant and actuary firm. Bonus accruals increased in 2010 over 2009 as a result of the Company’s growth in the number of employees and in anticipation of meeting certain incentive goals in 2010 compared to 2009.

The $143,000 decrease in restricted stock expense is due to the nonparticipation of two participants in the 2010 award who did participate in the 2009 award. In addition, their participation in the 2009 award led to the acceleration of expense in 2009 resulting from the immediate vesting of the entire award because they were retirement-eligible.

Occupancy and equipment expense decreased $88,000, or 2.0%, over the prior year due to decreases in depreciation expense on our buildings and furniture and equipment attributable to fewer capital purchases and improvements in 2010 compared to the prior year.

FDIC assessment expense decreased $606,000, or 27.3%, in 2010 from the 2009 expense which included a special $700,000 one-time assessment. An 8% increase in deposits in 2010 partially reduced the effect of the one-time assessment.

Other non-interest expense increased $60,000, or 1.1%, in 2010 over the prior year. Significant components of other non-interest expense are as follows:

	Years Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Directors fees and expenses	$803	$769	$34	4.4%
Collections	375	463	(88)	(19.0)
Off-balance sheet provision (credit)	(285)	(47)	(238)	(506.4)
Telephone	216	174	42	24.1
Postage	418	395	23	5.8
Courier	317	331	(14)	(4.2)
Dues and subscriptions	230	215	15	7.0
Service charges	165	188	(23)	(12.2)
Printing and forms	356	328	28	8.5
Other	2,575	2,414	161	6.7

Total other non-interest expense	$5,170	$5,230	$(60)	(1.1)%

Collections expense was $375,000 in 2010 compared to $463,000 in 2009, a decrease of $88,000 due to higher legal and other third party costs in 2009 associated with 5 commercial loans prior to foreclosure. Off-balance sheet provision declined $238,000 compared to 2009 due to the removal of one commercial customer’s letter of credit that was fully reserved for $240,000. Other expense was $2.6 million in 2010 compared to $2.4 million in 2009, an increase of $161,000, or 6.7%. This increase was mainly attributable to the addition of Rockville Bank Mortgage, Inc. in January 2010 which included additional human resource expense of $62,000, office supplies of $52,000 and $14,000 of mortgage appraisal and credit reports.

Income Tax Expense:  In 2010, the Company had income tax expense of $6.7 million on pretax earnings of $19.0 million compared to $4.9 million in income tax expense on pretax earnings of $14.7 million in 2009. The effective tax rate was 35.5% and 33.6% for the years ended December 31, 2010 and 2009, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2010 and 2009 primarily due to the preferential tax treatment of the corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments. In addition, in 2010 the Company began paying Massachusetts state income tax on a portion of our net income.

Comparison of Operating Results for the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, gains and losses on investment securities, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2009 and 2008.

Income Statement Summary

	Years Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Net interest income	$46,287	$42,599	$3,688	8.7%
Provision for loan losses	1,961	2,393	(432)	(18.1)
Non-interest income (loss)	6,972	(8,987)	15,959	177.6
Non-interest expense	36,631	33,762	2,869	8.5

Income (Loss) before income taxes	14,667	(2,543)	17,210	676.8
Provision (Benefit) for income taxes	4,935	(956)	5,891	616.2

Net income (loss)	$9,732	$(1,587)	$11,319	713.2%

Earnings Summary

General:  The Company had net income of $9.7 million for the year ended December 31, 2009 compared to a net loss of $1.6 million for 2008. When comparing 2009 to 2008, net interest income increased $3.7 million, or 8.7%, the provision for loan losses decreased by $432,000, or 18.1%, and non-interest income increased $16.0 million. Non-interest expense increased by $2.9 million, or 8.5%. In 2009, the Company earned $0.53 per share on both a basic and diluted earnings per share basis. In 2008, the Company lost $0.09 per share on both a basic and diluted earnings per share basis.

Income before taxes increased $17.2 million to $14.7 million for the year ending December 31, 2009 from a loss before taxes of $2.5 million for the same period in the prior year. Losses from other-than-temporary impairment of securities were $362,000 for the year ended December 31, 2009 compared to $14.9 million for the year ended December 31, 2008, and were the primary change in non-interest income (loss) between both periods. Expenses relating to the issuance of restricted stock and stock options decreased $905,000 to $838,000 for the year ended December 31, 2009 when compared to $1.7 million for the year ended December 31, 2008. The decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers who had constructively earned the award granted.

The increase in net interest income was primarily due to an $18.2 million, or 8.7%, increase in average net interest-earning assets and a one basis point increase in the net interest margin. The $432,000 decrease in the provision for loan losses from the prior year is attributable to a decrease in the provision deemed necessary as a result of our evaluation of the required allowance amount based upon probable and reasonably estimable losses in our loan portfolio.

At December 31, 2008, the Company had established an allowance for loan losses of $12.6 million that was disbursed between an allocated $11.9 million to cover embedded risk in the homogenous pool evaluation, a $473,000 allocation to $10.1 million portfolio component that was segregated for specific impairment analysis and a $212,000 allocation for imprecision. During 2009, the impaired loans increased from $10.4 million at December 31, 2008 to a high of $15.4 million at September 30, 2009 with the related impairment reserve rising from $473,000 to $1.1 million, respectively. Collateral values were reassessed under current market conditions and the specific impairment allocation in relation to the total principal balance of loans tested rose from 4.70% at December 31, 2008 to 7.20% at September 30, 2009. During this same period, the allocated reserve for the performing pools fell slightly from $11.9 million at December 31, 2008 to $11.4 million or from a 92 basis point allocation to an 85 basis point allocation as some embedded risk was more specifically identified in the rising level of non-performing loans.

In the last quarter of 2009 charge-offs in excess of $700,000 were recognized on loans specifically tested for impairment at September 30, 2009. This reduction in conjunction with transfer of a large sub-division loan into other real estate owned during the quarter significantly reduced the impaired loan total from $15.4 million at September 30, 2009 to $12.0 million at December 31, 2009 and resulted in a lower specific reserve of $381,000 at year-end.

At December 31, 2009, allowance for loan losses totaled $12.5 million or 91 basis points of gross loans as compared with 96 basis points at the prior year end. The majority of this decrease is attributable to the homogeneous pool allocation that fell from 92 basis points at December 31, 2008 to 88 basis points at December 31, 2009 as the level of embedded risk migrated to specific non-performance and the subsequent recognition of loss by the Company. Management reviewed the factors affecting the homogenous pool allocations and believes that the allocations accurately reflect loss exposure based on current portfolio performance and market conditions.

The $16.0 million increase in non-interest income is due to a $14.5 million decrease in the other-than-temporary impairment of securities, a $555,000 increase in gains on sales of securities and a $782,000 increase in gains sales of loans. The program to sell fixed rate residential mortgages in the secondary market began in 2009 driven by historically low mortgage interest rates.

The $2.9 million increase in non-interest expense is primarily due to an increase of $1.6 million in FDIC assessments for 2009, an increase of $1.4 million in salaries and employee benefits, and a $277,000 increase in occupancy costs. Expense reductions in professional fees and marketing expenses of $353,000 and $159,000, respectively, were realized.

Net Interest Income:  Net interest income before the provision for loan loss increased 8.7% to $46.3 million for the year ended December 31, 2009, compared to $42.6 million for the year ended December 31, 2008. The increase is primarily due to an $18.2 million, or 8.5% increase in average net interest-earning assets and a 1 basis point increase in the net interest margin to 3.10% for the year ended December 31, 2009 from 3.09% for the year ended December 31, 2008. Average net interest-earning assets increased to $233.5 million for the year ended December 31, 2009 from $215.2 million for the prior year.

Interest and Dividend Income:  Interest and dividend income decreased 1.9% to $76.1 million for the year ended December 31, 2009 from $77.5 million for the year ended December 31, 2008. Interest income on loans receivable increased by 1.5% to $69.5 million for the year ended December 31, 2009 from $68.5 million for the year ended December 31, 2008 primarily due to an 11.8% increase in average loans receivable which was offset by a 53 basis point decline in the average yield. The average loan yield for the year ended December 31, 2009 decreased to 5.21% from 5.74% compared to the same period in the prior year. The prime rate used as an index to re-price various commercial and home equity adjustable rate loans was 3.25%, unchanged from December 31, 2008. Interest and dividend income on securities decreased to $6.5 million for the year ended, December 31, 2009 from $8.6 million for the year ended December 31, 2008 attributable to both a $28.4 million decrease in average securities and a 42 basis point decrease in the average yield on securities for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Interest Expense:  Interest expense for the year ended December 31, 2009 decreased 14.8% to $29.8 million from $34.9 million for the year ended December 31, 2008. The decrease in interest expense for the year ended December 31, 2009 compared to the same period in the prior year was attributable to a decline in the weighted-average rate paid due to a falling rate environment offset by an increase in average outstandings. For the year ended December 31, 2009, average interest-bearing liabilities rose 8.2% to $1.3 billion from $1.2 billion for the year ended December 31, 2008. The average rate paid on interest-bearing liabilities for the year ended December 31, 2009 decreased 63 basis points to 2.37% from 3.00% for the year ended December 31, 2008. For the year ended December 31, 2009, average core deposits increased to $564.2 million from $474.4 million for the year ended December 31, 2008.

Provision for Loan Losses:  Management recorded a provision of $2.0 million for the year ended December 31, 2009, a decrease of $432,000 compared to the year ended December 31, 2008 as a result of an evaluation of the loan portfolio and estimated allowance requirements. A significant portion of the decline was due to a decrease in the level of growth during the year. In 2008, total loans increased $178 million while in 2009, total loans increased $70 million. At December 31, 2009, the allowance for loan losses totaled $12.5 million, or 104.1% of non-performing loans and 0.91% of total loans, compared to $12.6 million at

December 31, 2008, or 120.3% of non-performing loans and 0.96% of total loans. The Company experienced net loan charge-offs of $2.0 million in 2009 compared with net charge-offs of $460,000 in 2008. The increase in loan charge-offs is primarily attributable to 2 borrowers and the recognition of collateral impairment on 2 sub-division projects during 2009.

Non-interest Income (Loss):  Sources of non-interest income primarily include banking service charges on deposit accounts, Infinex brokerage and insurance fees, bank-owned life insurance and mortgage servicing income. Other-than-temporary impairment of securities are also included in non-interest income (loss).

Non-interest income (loss) was $7.0 million for the year ended December 31, 2009, and included other-than-temporary impairment charges of totaling $362,000 compared to $14.9 million of other-than-temporary impairment charges during the year ended December 31, 2008. Other-than-temporary impairment charges in 2009 were comprised of $297,000 related to five common stocks and $65,000 related to one mutual fund.

Service charges and fees increased $90,000 which is primarily comprised of an increase of $294,000 in ATM fees due to increased volume in debit card transactions and a $64,000 increase in safe deposit fees. Service charge fee reductions were recorded in Infinex brokerage and insurance fees of $163,000, overdraft fees of $70,000 and $33,000 in reverse mortgage commissions and fees.

Non-interest Expense:  Non-interest expense increased by $2.9 million, or 8.5%, to $36.6 million for the year ended December 31, 2009 from $33.8 million for the year ended December 31, 2008.

The following table summarizes non-interest expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Salaries and employee benefits	$18,571	$17,150	$1,421	8.3%
Service bureau fees	3,872	3,808	64	1.7
Occupancy and equipment	4,380	4,103	277	6.8
Professional fees	1,131	1,484	(353)	(23.8)
Marketing and promotions	1,156	1,315	(159)	(12.1)
FDIC assessments	2,222	654	1,568	239.8
Other(1)	5,299	5,248	51	1.0

Total non-interest expense	$36,631	$33,762	$2,869	8.5%

(1)	Includes Directors fees and expenses for the years ended December 31, 2009 and 2008 of $769,000 and $829,000, respectively.

The $1.4 million increase in salary and employee benefits includes a $1.2 million increase in pension expense, a $443,000 increase in bonuses, offset by an $821,000 decrease in restricted stock compensation expense. The increase in pension costs was the result of higher net periodic benefit costs in 2009 than in 2008 as calculated by the Company’s benefit consultant and actuary firm. Bonuses increased in 2009 over 2008 as a result of the Company’s loss incurred in 2008 which reduced the payout in 2008.

The $821,000 decrease in restricted stock expense from the prior year reflects the fact that a significant portion of the expense related to the 2008 stock grant that vests over a four year period was accelerated for retirement-eligible officers in 2008 who had constructively earned the award granted.

Occupancy and equipment expense increased $277,000, or 6.8%, over the prior year due to increases in rent expense, utilities, property taxes, and depreciation expense on our buildings and furniture and equipment attributable to the June 2008 opening of the new Colchester Branch and January 2009 opening of the Manchester Branch.

FDIC assessments expense increased $1.6 million, or 239.8%, in 2009 from 2008 caused by a special one-time assessment of $700,000, increased assessments resulting from a greater level of deposits and higher FDIC assessment rates in 2009.

Other non-interest expense increased $51,000, or 1.0%, in 2009 over the prior year. Significant components of other non-interest expense are as follows:

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Directors fees and expenses	$769	$829	$(60)	(7.2)%
Collections	463	29	434	1518.9
Off-balance sheet provision	(47)	230	(277)	(120.4)
Telephone	174	202	(28)	(13.9)
Postage	395	383	12	3.1
Courrier	331	344	(13)	(3.8)
Dues and subscritions	215	228	(13)	(5.7)
Service charges	188	183	5	2.7
Printing and forms	328	431	(103)	(23.9)
Other	2,483	2,389	94	3.9

Total other non-interest expense	$5,299	$5,248	$51	1.0%

Collection expense was $463,000 in 2009 compared to $29,000 in 2008, an increase of $434,000 due to legal and other third party costs associated with 5 commercial loans prior to foreclosure. Off-balance sheet provision declined $277,000 compared to 2008 due to a reduction of off-balance sheet unfunded commitments for 2009 compared to the total unfunded commitments for 2008. Other expense was $2.5 million in 2009 compared to $2.4 million in 2008, an increase of $94,000, or 3.9%. The increase in 2009 included $60,000 of additional appraisal and credit report expense, $69,000 of OREO expense which there was none in 2008, and $46,000 of additional mortgage loan servicing expense. These increases were partially offset by expense reductions in travel expense of $60,000.

Income Tax Expense:  Due to net income of $9.7 million in 2009, the Company had income tax expense of $4.9 million compared to an income tax benefit of $956,000 in 2008. The effective tax rate was 33.6% and 37.6% for the years ended December 31, 2009 and 2008, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2009 and 2008 primarily due to the preferential tax treatment of the corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Summary:  The Company’s total assets increased $106.9 million, or 6.8%, to $1.68 billion at December 31, 2010, as compared to $1.57 billion at December 31, 2009, primarily due to a $49.5 million increase in net loans, a $41.4 million increase in cash and cash equivalents and a $17.3 million increase in investment securities. This growth was funded primarily with the proceeds received from additional deposits of $90.2 million and increased capital of $9.0 million. Total capital increased to $166.4 million, or 5.7%, at December 31, 2010 from $157.4 million at December 31, 2009.

Securities:  Available for sale investment securities increased $22.7 million, or 22.1%, to $125.4 million at December 31, 2010 from $102.8 million at December 31, 2009. The Company started purchasing held to maturity securities in 2008 consisting of long-term mortgage-backed securities and at December 31, 2010 had $13.7 million in securities held to maturity compared to $19.1 million at December 31, 2009. At December 31, 2010 and 2009, the net unrealized gain on investment securities available for sale was $4.0 million, net of taxes. The low interest rate environment during 2010 had a negative effect on the fair value of the Company’s

LIBOR-based variable rate debt securities during the period. That impact was offset by increased unrealized gains on marketable equity securities.

Lending Activities:  Net loans receivable increased $49.5 million, or 3.6%, to $1.41 billion at December 31, 2010 from $1.36 billion at December 31, 2009 primarily due to increases in commercial real estate loans and commercial business loans.

Residential real estate loans decreased $34.9 million, or 4.6%, to $719.9 million at December 31, 2010 due to the Company’s decision to sell $71.1 million of fixed rate residential loans in the secondary market to Freddie Mac as a result of the historically low market rates. Real estate construction loans increased $7.5 million, or 10.6%, to $78.6 million at December 31, 2010. Commercial real estate loans increased $63.5 million, or 14.9%, to $489.5 million at December 31, 2010. This increase in commercial real estate loans reflects the expansion of existing borrowing relationships and the continued success of the regional commercial real estate program.

The allowance for loan losses increased $1.8 million to $14.3 million at December 31, 2010 from $12.5 million at December 31, 2009. The increase in the allowance for loan losses resulted from a $4.1 million provision for loan losses for the year ended December 31, 2010 which was offset by $2.3 million of net charge-offs. The allowance was deemed adequate based upon management’s estimate of probable estimated loan losses inherent in the loan portfolio and the growth of the loan portfolio. At December 31, 2010, the allowance for loan losses represented 1.00% of total loans and 115.79% of non-performing loans, compared to 0.91% of total loans and 104.1% of non-performing loans as of December 31, 2009.

Deposits:  Deposits increased $90.2 million, or 8.0%, to $1.22 billion at December 31, 2010 from $1.13 billion at December 31, 2009. The growth was principally attributable to a $51.9 million increase in time deposits which resulted from a special fourteen month deposit promotion implemented in the third quarter of 2010. Core deposits increased $38.3 million in 2010 led by demand deposit growth of $18.3 million to $168.7 million and regular savings balance growth of $18.5 million to $162.1 million at December 31, 2010. NOW accounts grew $9.2 million to $117.3 million at December 31, 2010, up 8.5% from the prior year end. Money market and investment savings accounts decreased $7.7 million, or 3.3%, to $227.0 million at December 31, 2010 from $234.7 million at December 31, 2009. The funds generated from the increases in deposits were used to fund loan growth and short-term investments and reduce FHLBB advances during the period.

Liquidity and Capital Resources:  Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans held for investment. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.

The Company’s primary sources of liquidity are deposits, advances from the Federal Home Loan Bank of Boston, amortization and prepayment of loans, maturities of investment securities and other short-term investments, periodic principal repayments on mortgage-backed securities and earnings and funds provided from operations. Although not currently utilized, the Company also has available lines of credit with two deposit brokers, as well as, for unsecured federal funds. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. Interest rates on deposits are priced to maintain a desired level of total deposits.

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2010 and 2009, respectively, $60.7 million and $19.3 million of the Company’s assets were invested in cash and cash equivalents. The primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts and advances from the Federal Home Loan Bank of Boston.

During the years ended December 31, 2010 and 2009, loan originations and purchases, net of collected principal and loan sales, totaled $57.8 million and $74.5 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment. Cash received from the calls and maturities of investment securities totaled $29.7 million and $2.5 million during the years ended December 31, 2010 and 2009, respectively. The Company purchased $73.6 million and $8.1 million and received proceeds from the sale of available for sale investment securities of $399,000 and $21.2 million during the years ended December 31, 2010 and 2009, respectively. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2010 had $13.7 million in securities held to maturity compared to $19.1 million at December 31, 2009.

Deposit flows are generally affected by the level of our interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $90.2 million and $86.6 million for the years ended December 31, 2010 and 2009, respectively. The Company experienced higher deposit levels in 2010 due to new branch promotions and disintermediation from investment firms due to increasing uncertainty in the financial markets and an historically low interest rate environment.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2010, the Company had $261.4 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $120.2 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 30% of total assets, or $503.4 million at December 31, 2010.

At December 31, 2010, the Company had outstanding commitments to originate loans of $69.0 million and unfunded commitments under lines of credit and stand-by letters of credit of $302.5 million. At December 31, 2010, time deposits scheduled to mature in less than one year totaled $369.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances, brokered deposits from two available lines, and an unsecured federal funds line of credit in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2010 and the respective maturity dates:

Contractual Obligations

			More than	More than
			One Year	Three Years
		One Year	Through	Through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Federal Home Loan Bank advances(1)	$261,423	$73,320	$100,400	$65,912	$21,791
Interest expense payable on Federal Home Loan Bank Advances	25,531	8,814	11,408	3,671	1,638
Operating leases(2)	13,064	791	1,499	1,338	9,436
Other liabilities(3)	1,561	121	268	308	864

Total Contractual Obligations	$301,579	$83,046	$113,575	$71,229	$33,729

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

Other Commitments

			More than	More than
			One Year	Three Years
		One Year	Through	Through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Real estate loan commitments(1)	$48,620	$31,022	$—	$12,500	$5,098
Commercial business loan commitments(1)	20,373	4,612	5,650	955	9,156
Commercial business loan lines of credit	60,587	10,815	3,744	30	45,998
Unused portion of home equity lines of credit(2)	143,904	1,214	5,230	30,805	106,655
Unused portion of construction loans	87,544	46,908	17,531	650	22,455
Unused checking overdraft lines of credit(3)	94	—	—	—	94
Standby letters of credit	10,368	8,904	864	600	—

Total Other Commitments	$371,490	$103,475	$33,019	$45,540	$189,456

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of checking overdraft lines of credit are available to customers in “good standing.”

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than noted above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Management of Market and Interest Rate Risk

General:  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling 1-4 family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, and (iv) periodically lengthening the term structure of our borrowings from the

Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis:

Income Simulation:  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Increase (Decrease)
in Estimated
Net Interest Income Over
12 Months

400 basis point increase in rates	8.21%
50 basis point decrease in rates	(3.33)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, our policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At December 31, 2010, income at risk (i.e., the change in net interest income) increased 8.21% and decreased 3.33% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At December 31, 2010, return on assets is modeled to increase by 14 basis points and decrease by 5 basis points based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.	Financial Statements and Supplementary Data

ROCKVILLE FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Rockville Financial, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William J. McGurk	/s/ John T. Lund

William J. McGurk	John T. Lund
President, Chief Executive Officer	Senior Vice President, Chief Financial
and Director	Officer and Treasurer

Date: March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockville Financial, Inc.

We have audited Rockville Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Rockville Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Rockville Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rockville Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2010 consolidated financial statements of Rockville Financial, Inc. and our report dated March 10, 2011 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockville Financial, Inc.

We have audited the accompanying consolidated statement of condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockville Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of Rockville Financial Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rockville Financial, Inc.
Rockville, Connecticut

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Rockville Financial, Inc. and its subsidiaries (collectively, the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows of the Company and its subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
March 10, 2009

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition
December 31, 2010 and 2009

	2010	2009
	(In thousands, except share data)

ASSETS:
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$16,692	$18,507
Short-term investments	44,016	800

Total cash and cash equivalents	60,708	19,307
AVAILABLE FOR SALE SECURITIES — at fair value	125,447	102,751
HELD TO MATURITY SECURITIES — at amortized cost	13,679	19,074
LOANS HELD FOR SALE	380	—
LOANS RECEIVABLE (net of allowance for loan losses of $14,312 in 2010 and $12,539 in 2009)	1,410,498	1,361,019
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,176	4,287
DEFERRED TAX ASSET-Net	11,327	10,608
PREMISES AND EQUIPMENT-Net	14,912	15,863
GOODWILL	1,149	1,070
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,459	10,076
OTHER REAL ESTATE OWNED	990	3,061
PREPAID FDIC ASSESSMENTS	3,875	5,884
OTHER ASSETS	3,466	1,127

	$1,678,073	$1,571,134

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES:
DEPOSITS:
Non-interest-bearing	$168,736	$150,484
Interest-bearing	1,050,524	978,624

Total deposits	1,219,260	1,129,108
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	6,131	6,385
ADVANCES FROM THE FEDERAL HOME LOAN BANK	261,423	263,802
ACCRUED EXPENSES AND OTHER LIABILITIES	24,831	14,411

TOTAL LIABILITIES	1,511,645	1,413,706

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock (no par value; 29,000,000 shares authorized; 19,551,057 and 19,554,774 shares issued and 18,863,375 and 18,855,948 outstanding at December 31, 2010 and 2009, respectively)	85,249	85,249
Additional paid in capital	4,789	4,082
Unearned compensation — ESOP	(3,478)	(4,178)
Treasury stock, at cost (687,682 and 698,826 shares at December 31, 2010 and 2009, respectively)	(9,495)	(9,663)
Retained earnings	90,645	82,971
Accumulated other comprehensive loss, net of tax	(1,282)	(1,033)

TOTAL STOCKHOLDERS’ EQUITY	166,428	157,428

	$1,678,073	$1,571,134

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except share data)

INTEREST AND DIVIDEND INCOME:
Loans	$70,677	$69,517	$68,458
Securities-interest	4,558	6,116	7,406
Securities-dividends	454	428	1,647
Interest-bearing deposits	10	1	34

Total interest and dividend income	75,699	76,062	77,545

INTEREST EXPENSE:
Deposits	11,617	19,371	25,069
Borrowed funds	10,544	10,404	9,877

Total interest expense	22,161	29,775	34,946

Net interest income	53,538	46,287	42,599
PROVISION FOR LOAN LOSSES	4,109	1,961	2,393

Net interest income after provision for loan losses	49,429	44,326	40,206

NON-INTEREST INCOME (LOSS):
Total other-than-temporary impairment losses on equity securities	—	(362)	(13,315)
Total other-than-temporary impairment losses on debt securities	—	—	(1,566)
Portion of impairment losses recognized in other comprehensive loss	—	—	—

Net impairment losses recognized in earnings	—	(362)	(14,881)
Service charges and fees	7,377	5,221	5,131
Net gain from sale of securities	190	936	381
Net gain from sale of loans	1,746	782	—
Other income	91	395	382

Total non-interest income (loss)	9,404	6,972	(8,987)

NON-INTEREST EXPENSE:
Salaries and employee benefits	20,032	18,571	17,150
Service bureau fees	4,048	3,872	3,808
Occupancy and equipment	4,292	4,380	4,103
Professional fees	1,807	1,131	1,484
Marketing and promotions	1,450	1,156	1,315
FDIC assessments	1,616	2,222	654
Other real estate owned	1,435	69	—
Other	5,170	5,230	5,248

Total non-interest expense	39,850	36,631	33,762

INCOME (LOSS) BEFORE INCOME TAXES	18,983	14,667	(2,543)
INCOME TAX PROVISION (BENEFIT)	6,732	4,935	(956)

NET INCOME (LOSS)	$12,251	$9,732	$(1,587)

Earnings per share:
Basic	$0.66	$0.53	$(0.09)
Diluted	$0.66	$0.53	$(0.09)
Weighted-average shares outstanding:
Basic	$18,537,498	$18,469,092	$18,428,158
Diluted	$18,551,398	$18,473,665	$18,428,158

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, Except Share Data)

								Accumulated
			Additional	Unearned				Other	Total
	Common Stock		Paid-in	Compensation	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	— ESOP	Earnings	Shares	Amount	Income (Loss)	Equity
	(In thousands)

Balance at December 31, 2007	19,568,284	$85,249	$3,009	$(5,734)	$81,383	496,730	$(7,293)	$(241)	$156,373

Comprehensive income (loss):
Net loss	—	—	—	—	(1,587)	—	—	—	(1,587)
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	420	420
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(4,272)	(4,272)

Total comprehensive loss									(5,439)

Common stock repurchased	—	—	—	—	—	291,082	(3,787)	—	(3,787)
Share-based compensation expense	—	—	1,956	699	—	—	—	—	2,655
Treasury stock issued	—	—	(1,371)	—	—	(92,559)	1,371	—	—
Cancellation of shares for tax withholding	—	—	(214)	—	—	—	—	—	(214)
Dividends paid, $0.20 per common share	—	—	—	—	(3,691)	—	—	—	(3,691)
SFAS 158 pension remeasurement	—	—	—	—	(120)	—	—	—	(120)

Balance at December 31, 2008	19,568,284	85,249	3,380	(5,035)	75,985	695,253	(9,709)	(4,093)	145,777

Cumulative effect of adjustment to retained earnings relating to impairment of securities	—	—	—	—	1,034	—	—	(1,034)	—
Comprehensive income:
Net income	—	—	—	—	9,732	—	—	—	9,732
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	1,441	1,441
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	2,653	2,653

Total comprehensive income									13,826

Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Share-based compensation expense	—	—	827	—	—	—	—	—	827
ESOP shares released or committed to be release	—	—	71	857	—	—	—	—	928
Forfeited unvested restricted stock	(9,200)	—	—	—	—	—	—	—	—
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(4,310)	—	(44)	—	—	—	—	—	(44)
Dividends paid, $0.20 per common share	—	—	—	—	(3,688)	—	—	—	(3,688)

Balance at December 31, 2009	19,554,774	85,249	4,082	(4,178)	82,971	698,826	(9,663)	(1,033)	157,428

Comprehensive income (loss):
Net income	—	—	—	—	12,251	—	—	—	12,251
Change in net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	17	17
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(266)	(266)

Total comprehensive income									12,002

Share-based compensation expense	—	—	775	—	—	—	—	—	775
ESOP shares released or committed to be release	—	—	103	700	—	—	—	—	803
Treasury stock issued	—	—	(125)	—	(43)	(11,144)	168	—	—
Cancellation of shares for tax withholding	(3,717)	—	(46)	—	—	—	—	—	(46)
Dividends paid, $0.245 per common share	—	—	—	—	(4,534)	—	—	—	(4,534)

Balance at December 31, 2010	19,551,057	$85,249	$4,789	$(3,478)	$90,645	687,682	$(9,495)	$(1,282)	$166,428

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,251	$9,732	$(1,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(171)	(160)	(59)
Share-based compensation expense	775	827	1,743
Amortization of ESOP expense	803	928	912
Provision for loan losses	4,109	1,961	2,393
Net gain from sale of securities	(190)	(936)	(381)
Other-than-temporary impairment of securities	—	362	14,881
Loans originated for sale	(71,443)	(43,958)	—
Proceeds from sales of loans	71,063	43,958	—
Losses (gains) on sale of OREO	441	(16)	—
Write-downs of OREO	866	—	—
Depreciation and amortization	1,435	1,608	1,502
Loss on disposal of equipment	1	34	3
Deferred income tax benefit	(674)	(1,242)	(5,528)
Increase in cash surrender value of bank-owned life insurance	(383)	(371)	(383)
Net change in:
Deferred loan fees and premiums	(109)	784	113
Accrued interest receivable	111	349	(480)
Prepaid FDIC assessment	2,009	(5,884)	—
Other assets	(2,339)	(192)	2,484
Accrued expenses and other liabilities	9,905	2,602	167

Net cash provided by operating activities	28,460	10,386	15,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	399	21,171	5,870
Proceeds from calls and maturities of available for sale securities	29,723	2,500	14,850
Principal payments on available for sale mortgage-backed securities	21,166	25,525	17,596
Principal payments on held to maturity mortgage-backed securities	5,470	5,135	1,842
Purchases of available for sale securities	(73,580)	(8,091)	(57,030)
Purchases of held to maturity securities	—	—	(25,948)
Purchase of Federal Home Loan Bank stock	—	—	(5,839)
Proceeds from sales of portfolio loans	—	161	8,175
Proceeds from sale of OREO	5,120	1,859	—
Purchase of loans	—	(2,529)	(26,212)
Loan originations, net of principal payments	(57,835)	(74,509)	(159,933)
Purchases of premises and equipment	(461)	(1,100)	(3,558)

Net cash used in investing activities	(69,998)	(29,878)	(230,187)

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest-bearing deposits	18,252	34,371	16,735
Net increase in interest-bearing deposits	71,900	52,229	74,735
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(254)	308	509
Net (decrease) increase in short-term Federal Home Loan Bank advances	(15,000)	(51,000)	38,000
Poceeds from long-term Federal Home Loan Bank advances	37,800	8,112	113,320
Repayments of long-term Federal Home Loan Bank advances	(25,179)	(16,192)	(30,179)
Common stock repurchased	—	(198)	(4,119)
Cancellation of shares for tax withholding	(46)	(44)	—
Cash dividends paid on common stock	(4,534)	(3,688)	(3,691)

Net cash provided by financing activities	82,939	23,898	205,310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,401	4,406	(9,097)
CASH AND CASH EQUIVALENTS — Beginning of year	19,307	14,901	23,998

CASH AND CASH EQUIVALENTS — End of year	$60,708	$19,307	14,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,235	$29,901	$34,683
Income taxes, net	9,520	4,401	1,751
Transfer of loans to other real estate owned	4,356	4,904	—
Due to broker, investment purchase	10,534	—	—

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On March 3, 2011, Rockville Financial, Inc. completed its stock offering in connection with the second step conversion of Rockville Financial MHC, Inc. As part of the conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. In the stock offering, a total of 10,689,250 shares representing Rockville Financial MHC, Inc’s ownership interest in Rockville Financial were sold by New Rockville Financial, Inc. in a subscription offering. In addition, each outstanding share of Rockville Financial, Inc. as of March 3, 2011 was exchanged for 1.5167 shares of New Rockville Financial, Inc. common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011.

Rockville Financial, Inc., (the “Company”), a state-chartered mid-tier stock holding company was formed on December 17, 2004 to reorganize Charter Oak Community Bank Corp. from a state-chartered mutual holding company to a state-chartered two-tier mutual and stock holding company. The Reorganization and Minority Stock Issuance Plan (the “Plan”) adopted by the Company’s, Charter Oak Community Bank Corp.’s and Rockville Bank’s Board of Directors was completed on May 20, 2005. Charter Oak Community Bank Corp.’s name was changed to Rockville Financial MHC, Inc. and 100% of the stock of its wholly-owned subsidiary Rockville Bank (the “Bank”) was exchanged for 10,689,250 shares, or 55% of the stock issued by the Company. Rockville Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

As of December 31, 2010, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank. Rockville Financial MHC, Inc. does not conduct any business activity other than owning a majority of the common stock of Rockville Financial, Inc. In connection with the stock offering, the Company established Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation was funded with a contribution of 388,700 shares of the Company’s common stock, representing 2% of the outstanding common shares. The stock donation resulted in a $3.9 million contribution expense being recorded and an additional $63,000 deferred tax benefit was recognized as the basis of the contribution for tax purposes equal to the stock’s trading price on the first day of trading which was higher than the initial issuance price used to record the contribution expense.

Note 2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements and the accompanying notes presented in this report include the accounts of the Company and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp., Rockville Commercial Foreclosed Properties, Inc., Rockville Residential Foreclosed Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Mortgage, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2010 presentation.

A description of the Company’s significant accounting policies is presented below:

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, share-based compensation, the valuation of deferred tax assets, and the evaluation of securities for other-than-temporary impairment.

Acquisition:  On September 21, 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company, a privately held Massachusetts mortgage origination corporation operating in Massachusetts and Connecticut. The transaction closed on January 11, 2010 and now operates under the name of Rockville Bank Mortgage, Inc., d/b/a Family Choice Mortgage, a subsidiary of Rockville Bank. This addition helps to expand the Company’s mortgage origination business, particularly in the area of Federal Housing Administration (FHA) loans, Veterans Administration (VA) loans, loans to first time home buyers, and Reverse Mortgages. Policies and procedures have been implemented that govern expense and revenue sharing. The subsidiary is included within the risk management system of the Company and has not had a significant effect on the operations of the Company.

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains amounts due from banks and Federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations. The Bank is required by the Federal Reserve System to maintain non-interest-bearing cash reserves equal to a percentage of certain deposits.

Securities:  Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2010 and 2009, the Company had no “trading” securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the expected terms of the securities. Each reporting period, the Company evaluates all securities classified as available for sale or held to maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary impairment (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Federal Home Loan Bank Stock:  The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. On January 29, 2009, the FHLBB notified its members of its focus on preserving capital in response to the ongoing market volatility. That letter outlined that actions taken by the FHLBB included an excess stock repurchase moratorium, increased retained earnings target, and suspension of its quarterly dividend payment. In February 2011, the FHLBB announced the reinstatement of dividends. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2010 and 2009, no impairment has been recognized.

Loans Held For Sale:

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans:  The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments. Residential real estate loans include classes for 1 — 4 family owner occupied, second mortgages and equity lines of credit. Consumer loans are further segmented into installment and collateral loans.

Loans are stated at current unpaid principal balances, net of the allowance for loan losses, charge-offs, deferred loan origination costs and fees and loan purchase premiums. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.

A loan is classified as a troubled debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments due to the borrowers’ financial condition.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Management considers all non-accrual loans and TDR’s to be impaired.

In most cases, loan payments less than 90 days past due, based on contractual terms, are considered minor collection delays, and the related loans are generally not considered impaired. The Company considers consumer installment loans to be pools of smaller balance, homogenous loans that are collectively evaluated for impairment, unless such loans are subject to a troubled debt restructuring agreement.

Interest and Fees on Loans:  Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain.

Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to accrual status when it is no longer 90 days delinquent, collectability of interest and principal is no longer in doubt and six months of continuous payments have been received.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan.

Allowance for Loan Losses:  The allowance for loan losses is established as embedded losses are estimated to have occurred through the provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors. An allowance is maintained for impaired loans to reflect the difference, if any, between the carrying value of the loan and the present value of the projected cash flows, observable fair value or collateral value. Loans are charged-off against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2010.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential first and second mortgages — The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

Commercial real estate — Loans in this segment are primarily income-producing properties throughout Connecticut and select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.

Construction loans — Loans in this segment primarily include commercial real estate development and residential subdivision loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Commercial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.

Consumer loans — Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and consumer loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

When a loan is determined to be impaired the Company makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.

The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas.

The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as, estimated losses inherent in our portfolio that are probable, but not specifically identifiable.

While management uses available information to recognize losses on loans, future additions to the allowance or charge-offs may be necessary based on changes in economic conditions, particularly in Hartford, New London and Tolland Counties in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies’ judgments about information available to them at the time of their examination.

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships in excess of $250,000 receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. On an annual basis updated financial information is reviewed on all commercial loans with a relationship exposure of $250,000 and greater and the risk rating is evaluated based on current operating performance. Commercial loans under $250,000 and residential mortgage loans are re-evaluated if there is a delinquency greater than 30 days.

The credit quality of the Company’s commercial loan portfolio is further reviewed by a third party risk assessment firm which performs semi-annual reviews encompassing 65% to 70% of the commercial loan portfolio on an annual basis. Review findings and any related risk rating changes are reported to senior management, the Board Lending Committee and the Board of Directors.

Servicing

The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. The Company’s servicing asset valuation is performed by an independent third party using a static valuation model representing a projection of a single interest rate/market environment into the future and discounting the resulting assume cash flow back to present value. Discount rates, servicing costs, float earnings rates and delinquency information as well as the use of the medium PSA quotations provided by Security Industry and Financial Market Association (SIFMA) are used to calculate the value of the Servicing Asset.

Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

Derivative Loan Commitments:  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material. Fair value is based on changes in the fair value of the underlying mortgage loans.

Forward Loan Sale Commitments:  To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Mandatory delivery forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in fair value recorded in other non-interest income, if material.

Other Real Estate Owned:  Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense. Gains and losses on the sale of other real estate owned is recorded in other income.

Reserve for Off-Balance Sheet Commitments:  The reserve for off-balance sheet commitments is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded commercial and residential lines of credit, unfunded commercial and residential construction commitments, standby and commercial letters of credit. The process used to determine the reserve for off-balance sheet commitments is consistent with the process for determining the allowance for loan losses.

Bank-Owned Life Insurance:  The cash surrender value of Bank-Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. Changes in the net cash surrender value of policies, as well as insurance proceeds received, are reflected in other income on the consolidated statement of operations and are not subject to income taxes. As of December 31, 2010 and 2009 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.

Transfers of Financial Assets:  Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the Company does not maintain effective control over the transferred

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Premises and Equipment:  Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to 40 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms excluding lease extension periods. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Advertising Costs:  Advertising costs are expensed as incurred.

Impairment of Long-Lived Assets:  Long-lived assets that are held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to non-interest expense. No write-downs of long-lived assets were recorded for any period presented herein.

Goodwill:  Goodwill is not amortized and is evaluated for impairment annually. No impairment was recorded during years ended December 31, 2010, 2009 and 2008.

Income Taxes:  The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.

The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no Connecticut state taxes are due from December 31, 1998 through December 31, 2010; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

Pension and Other Post-Retirement Benefits:  The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute an amount needed to meet the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”). The compensation cost of an employees’ pension benefit is recognized on the projected unit cost method over the employee’s approximate service period.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees hired prior to March 1, 1993. Participants become eligible for the benefits if they retire after reaching age 62 with five or more years of service. Benefits are paid in fixed amounts depending on length of service at retirement. The Company accrues for the estimated costs of these benefits through charges to expense during the years that employees render service; however, the Company does not fund this plan.

Treasury Stock:  Shares of common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis. Treasury shares are not deemed outstanding for earnings per share calculations.

Service Charges and Fee Income:  Service charges and fee income which are not deferred are recorded on an accrual basis when earned.

Fair Values of Financial Instruments:  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Due from Banks, Short-Term Investments, Accrued Interest Receivable and Mortgagors’ and Investors’ Escrow Accounts - The carrying amount is a reasonable estimate of fair value.

Securities — Fair values, excluding FHLBB stock, are based on quoted market prices, dealer quotes, if available, or a third party pricing service and are not adjusted by management. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the FHLBB.

Loans Held for Sale — The fair value of loans held for sale are based on commitments in effect from investors or prevailing market prices.

Loans Receivable — The fair value of loans is estimated by discounting the future cash flows using current market interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities as of the measurement date. Fair value for non-performing loans are estimated using discounted cash flow analyses or collateral values, where applicable.

Deposits — The fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies market interest rates being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

Advances from the Federal Home Loan Bank of Boston — The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLBB interest rates for advances of similar maturity to a schedule of remaining maturities of such advances.

Off-Balance Sheet Instruments — Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings per Common Share:  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested options/awards are considered outstanding in the computation of basic earnings per share. Beginning with the year ended December 31, 2009, as a result of new accounting guidance, the Company included unvested restricted stock in the calculation of basic earnings per share. No adjustment has been made to 2008 earnings per share as the effect was immaterial. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Unearned Employee Stock Ownership Plan (“ESOP”) shares are not considered outstanding for calculating basic and diluted earnings per common share. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, is considered committed to be released.

ESOP Expenses:  Unearned ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation — ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.

Share-Based Compensation:  The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award, the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity.

Segment Information:  As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

Note 3.	RECENT ACCOUNTING PRONOUNCEMENTS

Receivables, Topic 310:  In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see below). This ASU delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring and to issue its guidance on the topic currently anticipated for interim and annual periods after June 15, 2011. It is not expected to have a material impact on the Company’s consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Receivables, Topic 310:  In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and, (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has incorporated the end of reporting period disclosures in the December 31, 2010 consolidated financial statements. The disclosures about activity will be incorporated into future financial statements and will significantly increase the Company’s loan disclosures.

Fair Value Measurements and Disclosures, Topic 820:  In January 2010, FASB issued ASU No. 2010-06 which provides guidance that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance was effective for the Company on January 1, 2010, and did not have a material impact on the Company’s consolidated financial statements.

Note 4.	EARNINGS PER SHARE

The following tables sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss) available to common stockholders	$12,251	$9,732	$(1,587)

Weighted-average basic shares outstanding	18,537	18,469	18,428
Effect of dilutive options	14	5	—

Average number of common shares outstanding used to calculate diluted earnings per common share	18,551	18,474	18,428

Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. For the years ended December 31, 2010 and 2009, unvested restricted shares were included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. For the year ended December 31, 2008, unvested restricted shares are not included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. The number of shares of restricted stock issued that were included in the calculations were 128,000 and 129,000 as of December 31, 2010 and 2009, respectively. The Company’s common stock equivalents relate solely to stock options issued and outstanding and unvested restricted stock awards. For the year ended December 31, 2010, options to purchase 557,885 of common stock at exercise prices ranging from $9.24 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS as the shares were anti-dilutive based on the Company’s average market price during the year. For the year ended December 31, 2009, options to purchase 445,875 of common stock at exercise prices ranging from $9.24 to $17.77 were not considered in the computation of potential common shares for the purpose of diluted EPS as the shares were anti-dilutive based on the Company’s average market price during the year. At December 31, 2008, options to 342,125 shares of common stock at exercise prices ranging from $11.98 to $17.77 were not considered in the computation of

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

potential common shares for the purpose of diluted EPS, since the shares were antidilutive due to the Company’s net loss for the year.

Note 5.	FAIR VALUE MEASUREMENT

The Company groups its assets and liabilities generally measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:

Level 1:  Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:  Pricing inputs are observable for the asset or liability, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:  Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset or liability is based on the lowest level of input that is significant to the fair value of the asset or liability.

Items Measured at Fair Value on a Recurring Basis:

The following valuation methodologies are used for assets recorded at fair value on a recurring basis. There were no liabilities recorded at fair value on a recurring basis at December 31, 2010 and 2009.

Available for Sale Securities:  Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, corporate and other debt securities. Level 3 securities include thinly traded equity securities.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets Recorded at Fair Value on a Recurring Basis:

	December 31, 2010
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Available for Sale Securities:
U.S Government and government-sponsored enterprise obligations	$34,327	$3,017	$31,310	$—
Government-sponsored residential mortgage- backed securities	70,390	—	70,390	—
Corporate debt securities	4,008	—	4,008	—
Marketable equity securities	16,722	16,649	—	73

Total assets measured at fair value	$125,447	$19,666	$105,708	$73

	December 31, 2009

Available for Sale Securities:
U.S Government and government-sponsored enterprise obligations	$7,052	$2,018	$5,034	$—
Government-sponsored residential mortgage- backed securities	75,967	—	75,967	—
Corporate debt securities	4,656	—	4,656	—
Other debt securities	731	—	731	—
Marketable equity securities	14,345	14,272	—	73

Total assets measured at fair value	$102,751	$16,290	$86,388	$73

There were no transfers in or out of Level 1 and Level 2 for the year ended December 31, 2010.

The changes in Level 3 assets measured at fair value on a recurring basis which consist of marketable equity securities are summarized in the following table for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Balance at beginning of year	$73	$2,114
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	—
Included in other comprehensive income	—	43
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	(2,084)

Balance at end of year	$73	$73

Change in unrealized gains relating to instruments still held at year end	$—	$43

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Items Measured at Fair Value on a Non-Recurring Basis:

The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis. There were no liabilities recorded at fair value on a non-recurring basis.

The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Other Real Estate Owned:  The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market; however, assumptions made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

Impaired Loans:  Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs or specific reserves based upon observable market price or current appraised value of the collateral. The Company records these impaired loans as non-recurring Level 3 fair value measurements.

Assets Recorded at Fair Value on a Non-recurring Basis:

	December 31, 2010
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
	Total	(Level 1)	(Level 2)	(Level 3)	Gains/(Losses)
	(In thousands)

Impaired loans	$2,648	$—	$—	$4,004	$(1,356)
Other real estate owned	990	—	—	990	—

Total assets measured at fair value	$3,638	$—	$—	$4,994	$(1,356)

	December 31, 2009

Impaired loans	$5,473	$—	$—	$5,473	$(381)
Other real estate owned	3,061	—	—	3,061	—

Total assets measured at fair value	$8,534	$—	$—	$8,534	$(381)

Fair Value of Financial Instruments

As of December 31, 2010 and 2009, the carrying value and estimated fair values of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$60,708	$60,708	$19,307	$19,307
Available for sale securities	125,447	125,447	102,751	102,751
Held to maturity securities	13,679	14,638	19,074	20,011
Loans held for sale	380	380	—	—
Loans receivable-net	1,410,498	1,415,387	1,361,019	1,360,789
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,176	4,176	4,287	4,287
Financial liabilities:
Deposits	1,219,260	1,200,517	1,129,108	1,135,815
Mortgagors’ and investors’ escrow accounts	6,131	6,131	6,385	6,385
Advances from the FHLBB	261,423	274,557	263,802	276,619

Note 6.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2010 and 2009, the Company was required to have cash and liquid assets of $3.2 million to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. The Company is also required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of their coin and currency contract with BBN. The required reserve amounted to $800,000 as of December 31, 2010 and December 31, 2009.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2010 and 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

December 31, 2010
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$35,018	$—	$691	$34,327
Government-sponsored residential mortgage-backed securities	67,047	3,358	15	70,390
Corporate debt securities	5,895	—	1,887	4,008

Total debt securities	107,960	3,358	2,593	108,725

Marketable equity securities, by sector:
Banks	1,256	3,366	9	4,613
Consumer and household products	1,134	67	24	1,177
Food and beverage service	1,151	326	30	1,447
Government-sponsored enterprises	283	58	63	278
Healthcare/pharmaceutical	387	—	44	343
Industrial	695	313	20	988
Integrated utilities	742	93	—	835
Mutual funds	2,666	100	—	2,766
Oil and gas	754	608	—	1,362
Technology/Semiconductor	228	142	—	370
Telecommunications	662	103	5	760
Transportation	294	57	—	351
Other industries	1,030	420	18	1,432

Total marketable equity securities	11,282	5,653	213	16,722

Total securities available for sale	$119,242	$9,011	$2,806	$125,447

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed	$13,679	$959	$—	$14,638

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

December 31, 2009
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$7,017	$36	$1	$7,052
Government-sponsored residential mortgage-backed securities	72,537	3,431	1	75,967
Corporate debt securities	5,879	—	1,223	4,656
Other debt securities	722	9	—	731

Total debt securities	86,155	3,476	1,225	88,406

Marketable equity securities, by sector:
Banks	1,256	2,470	173	3,553
Consumer and household products	839	40	17	862
Food and beverage service	948	158	41	1,065
Government-sponsored enterprises	284	217	—	501
Healthcare/pharmaceutical	387	3	19	371
Industrial	639	134	13	760
Integrated utilities	742	69	—	811
Miscellaneous	1,030	263	6	1,287
Mutual funds	2,621	62	—	2,683
Oil and gas	754	353	12	1,095
Technology/Semiconductor	342	173	—	515
Telecommunications	354	—	15	339
Transportation	313	190	—	503

Total marketable equity securities	10,509	4,132	296	14,345

Total securities available for sale	$96,664	$7,608	$1,521	$102,751

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$19,074	$937	$—	$20,011

At December 31, 2010, the net unrealized gain on securities available for sale of $6.2 million, net of income taxes of $2.2 million, or $4.0 million, is included in accumulated other comprehensive loss. At December 31, 2009, the net unrealized gain on securities available for sale of $6.1 million, net of income taxes of $2.1 million, or $4.0 million, is included in accumulated other comprehensive loss.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and fair value of debt securities at December 31, 2010 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)

Maturity:
Within 1 year	$3,120	$3,117	$—	$—
Over 1 year to 5 years	14,966	14,838	—	—
Over 5 years to 10 years	19,999	19,430	—	—
Over 10 years	2,828	950	—	—

	40,913	38,335	—	—
Mortgage-backed securities	67,047	70,390	13,679	14,638

Total debt securities	$107,960	$108,725	$13,679	$14,638

At December 31, 2010, securities with a fair value of $3.0 million were pledged to secure public deposits. At December 31 2009, securities with a fair value of $2.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.

For the years ended December 31, 2010, 2009 and 2008, gross gains of $190,000, $936,000 and $689,000, respectively, were realized on the sale of available for sale securities. Gross losses realized on the sale of available for sale securities were negligible in 2010 and 2009 and were $308,000 in 2008.

As of December 31, 2010 and 2009, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less Than Twelve Months		Over Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

December 31, 2010:
Available for Sale:
U.S. Government and government-sponsored enterprises	$34,327	$691	$—	$—	$34,327	$691
Government-sponsored residential mortgage-backed securities	5,046	14	30	1	5,076	15
Corporate debt	—	—	3,908	1,887	3,908	1,887

Total debt securities	39,373	705	3,938	1,888	43,311	2,593
Marketable equity securities	1,097	152	624	61	1,721	213

Total	$40,470	$857	$4,562	$1,949	$45,032	$2,806

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Less Than Twelve Months		Over Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

December 31, 2009:
Available for Sale:
U.S. Government and government-sponsored enterprises	$2,018	$1	$—	$—	$2,018	$1
Government-sponsored residential mortgage-backed securities	—	—	58	1	58	1
Corporate debt	—	—	4,556	1,223	4,556	1,223

Total debt securities	2,018	1	4,614	1,224	6,632	1,225
Marketable equity securities	1,097	184	1,099	112	2,196	296

Total	$3,115	$185	$5,713	$1,336	$8,828	$1,521

Of the securities summarized above as of December 31, 2010, 21 issues have unrealized losses for less than twelve months and 9 issues had unrealized losses for twelve months or more. As of December 31, 2009, 9 issues had unrealized losses for less than twelve months and 13 issues had losses for twelve months or more.

There were no held to maturity securities with unrealized losses at December 31, 2010 or 2009.

U.S. Government and government-sponsored enterprises and Mortgage-backed securities.  The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Corporate Debt Securities.  The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security (Preferred Term Security XXVIII, Ltd., or “PRETSL XXVIII”). The unrealized loss on the corporate bond was caused by the low interest rate environment because it floats quarterly to three month LIBOR. The unrealized loss on the PRETSL XXVIII investment was caused by the low interest rate environment as the security’s rate floats quarterly to the three month LIBOR. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Marketable Equity Securities.  The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

During the year ended December 31, 2010, the Company recorded no other-than-temporary impairment charges. The Company will continue to review its entire portfolio for other-than-temporarily impaired

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $65,000 related to one mutual fund. The charge for the impairment was computed using the closing price of the security as of the date of impairment. The Company’s remaining investment in this mutual fund was $1.4 million with a $55,000 unrealized gain at December 31, 2009. During the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $297,000 related to five common stock securities. The charge for the impairment was computed using the closing prices of the securities as of the dates of impairment. The Company’s remaining investment in these five common stock securities was $648,000 with a net $133,000 unrealized loss at December 31, 2009.

Note 8.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company’s loan portfolio at December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(In thousands)

Real estate loans:
Residential	$719,925	$754,838
Commercial	489,511	426,028
Construction	78,627	71,078

Total real estate loans	1,288,063	1,251,944
Commercial business loans	130,303	113,240
Installment loans	4,036	5,783
Collateral loans	1,885	1,959

Total loans	1,424,287	1,372,926
Net deferred loan costs and premiums	523	632
Allowance for loan losses	(14,312)	(12,539)

Loans — net	$1,410,498	$1,361,019

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing commercial loans for participants aggregating $2.6 million and $900,000, respectively.

At December 31, 2010 and 2009, the unpaid principal balances of loans placed on non-accrual status were $12.4 million and $12.0 million, respectively. If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $677,000, $233,000 and $237,000 in additional interest income during the years ended December 31, 2010, 2009 and 2008, respectively. Company policy requires six months of continuous payments in order for the loan to be removed from non-accrual status. As of December 31, 2010 and 2009, there were no loans contractually past due 90 days or more and still accruing interest.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following information relates to impaired loans as of and for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(In thousands)

Recorded investment in impaired loans for which there is a related allowance for loan losses	$2,233	$5,854	$2,840
Recorded investment in impaired loans for which there is no related allowance for loan losses	10,127	6,192	7,595

Total impaired loans	$12,360	$12,046	$10,435

Valuation allowance related to impaired loans	$358	$381	$473
Average recorded investment in impaired loans	$13,112	$13,356	$5,358
Interest income recognized on impaired loans on a cash basis	$343	$250	$508

The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and other loans as follows:

Loans rated 1 — 5:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:  Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:  Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 8:  Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a semi-annual basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated, Special Mention, Substandard or Doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2010.

					Installment
	Residential	Commercial			and
	Real Estate	Real Estate	Construction	Commercial	Collateral
			(In thousands)

Loans rated 1 — 5	$711,949	$451,723	$70,647	$125,280	$5,876
Loans rated 6	2,047	22,838	2,960	1,869	11
Loans rated 7	5,929	14,950	5,020	3,154	34
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$719,925	$489,511	$78,627	$130,303	$5,921

The Company’s lending activities are conducted principally in Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and land development projects. The ultimate repayment of these loans is dependent on the local economy and real estate market.

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$12,539	$12,553	$10,620
Provision for loan losses	4,109	1,961	2,393
Loans charged-off	(2,376)	(2,113)	(621)
Recoveries of loans previously charged-off	40	138	161

Balance, end of year	$14,312	$12,539	$12,553

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

					Installment
	Residential	Commercial			and
	Real Estate	Real Estate	Construction	Commercial	Collateral	Unallocated	Total
	(In thousands)

Amount of allowance for loan losses for loans deemed to be impaired	$156	$21	$—	$176	$5	$—	$358
Amount of allowance for loan losses for loans not deemed to be impaired	4,532	5,448	1,653	2,120	76	125	13,954
Loans deemed to be impaired	5,976	2,990	2,646	714	34	—	12,360
Loans not deemed to be impaired as of	713,949	486,521	75,981	129,589	5,887	—	1,411,927

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of past due and non-accrual loans at December 31, 2010:

					Past Due 90
	30-59 Days	60-89 Days	Greater than	Total	Days or More	Loans on
	Past Due	Past Due	90 Days	Past Due	and Still Accruing	Non-accrual
	(In thousands)

Real estate loans:
Residential	$7,899	$1,634	$2,952	$12,486	$—	$5,976
Commercial	—	—	2,347	2,347	—	2,990
Construction	1,101	187	2,646	3,934	—	2,646
Commercial business loans	200	119	445	764	—	714
Installment and collateral	11	4	34	48	—	34

Total	$9,211	$1,944	$8,424	$19,579	$—	$12,360

The following is a summary of impaired loans at December 31, 2010:

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)

Impaired loans without a valuation allowance:
Real estate loans:
Residential	$4,804	$4,804	$—
Commercial	2,393	2,393	—
Construction	2,646	2,646	—
Commercial business loans	277	277	—
Installment and collateral	7	7	—

Total	10,127	10,127	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,016	1,172	156
Commercial	576	597	21
Construction	—	—	—
Commercial business loans	261	437	176
Installment and collateral	22	27	5

Total	1,875	2,233	358

Total	$12,002	$12,360	$358

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance, beginning of year	$3,719	$4,050
Loans to related parties who terminated service during the year	—	(261)
Additional loans and advances	860	868
Repayments	(590)	(938)

Balance, end of year	$3,989	$3,719

As of December 31, 2010 and 2009, all related party loans were performing.

Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $120.5 million and $57.7 million as of December 31, 2010 and 2009, respectively. The balances of these loans are not included in the accompanying consolidated statement of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 282%.

Mortgage servicing rights are included in other assets in the consolidated statements of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)

Mortgage servicing rights:
Balance at beginning of year	$475	$68
Additions	497	446
Disposals	—	—
Amortization	114	39

Balance at year end	$858	$475

Fair value of mortgage servicing assets at year end	$1,011	$481

Note 9.	OTHER REAL ESTATE OWNED

Other real estate owned totaled $990,000 at December 31, 2010 and consisted of $404,000 of commercial real estate properties and $586,000 of residential real estate properties, which are held for sale at December 31,

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2010. At December 31, 2009, other real estate owned consisted of $3.0 million of commercial real estate properties and $38,000 of residential real estate properties. Other income totaling $150,000 was generated in 2010 from the rental of other real estate owned property. Other real estate owned expenses were $569,000 and $69,000 for the years ended December 31, 2010 and 2009, respectively. There was no other real estate owned at or during the year ended December 31, 2008.

The following is a summary of the activity for other real estate owned:

	Years Ended
	December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$3,061	$—
Additions	4,356	4,904
Write-downs	(866)	—
Proceeds from sales	(5,120)	(1,859)
Loss (Gain) on sale	(441)	16

Balance at end of year	$990	$3,061

Note 10.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	December 31,		Estimated
	2010	2009	Useful Lives
	(In thousands)

Land and improvements	$440	$236	N/A
Buildings	15,371	15,675	39.5 years
Furniture and equipment	9,454	9,483	3 -10 years
Leasehold improvements	3,882	3,762	5 -10 years

	29,147	29,156
Accumulated depreciation and amortization	(14,235)	(13,293)

	$14,912	$15,863

Depreciation and amortization expense was $1.4 million, $1.6 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11.	DEPOSITS

Deposits at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)

Demand and NOW	$286,061	$258,583
Regular savings	162,090	143,601
Money market and investment savings	227,007	234,737
Club accounts	272	247
Time deposits	543,830	491,940

	$1,219,260	$1,129,108

Time deposits in denominations of $100,000 or more were $217.3 million and $168.5 million as of December 31, 2010 and 2009, respectively.

Contractual maturities of time deposits as of December 31, 2010 are summarized below:

(In thousands)

2011	$369,431
2012	98,095
2013	24,546
2014	11,001
2015	39,417
Thereafter	1,340

$543,830

Deposit accounts of officers, Directors, and other related parties aggregated $3.9 million and $3.3 million at December 31, 2010 and 2009, respectively.

A summary of interest expense by account type for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Non-time deposits	$4,064	$3,101	$5,552
Time deposits	7,553	16,270	19,517

	$11,617	$19,371	$25,069

Note 12.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At December 31, 2010 and 2009, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2010 and 2009, there were no advances outstanding under the line of credit.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of December 31, 2010 and 2009 are summarized below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2010	$—	—%	$40,170	2.78%
2011	73,320	3.70	73,320	3.70
2012	37,400	4.21	37,400	4.21
2013	63,000	4.12	63,000	4.12
2014	26,912	4.13	26,912	4.13
2015	39,000	2.95	—	—
Thereafter	21,791	3.61	23,000	4.12

	$261,423	3.80%	$263,802	3.81%

At December 31, 2010, five advances totaling $30.0 million with interest rates ranging from 3.19% to 4.39% and maturities of less than two years are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $392.5 million and $410.3 million at December 31, 2010 and 2009, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock.

Note 13.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS:

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants become 100% vested after five years of employment. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.

The measurement date of the pension plan assets and benefit obligations is the Company’s year-end.

The Company also has Supplemental Executive Retirement Plans (the “SERP”) with certain executive officers that provide for retirement benefits defined in the individual agreements. For one executive, the SERP benefit is offset by the executive’s benefits under the Pension Plan, the Supplemental Savings and Retirement Plan, Supplemental Executive Retirement Agreement and any split dollar insurance policy benefits. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. The Supplemental Plans provide restorative payments to certain executives who are prevented from receiving the full benefits contemplated by the Pension Plan, 401(k) Plan and Employee Stock Ownership Plan. Benefits under the Supplemental Plans are based on a predetermined formula. The benefits under the Supplemental Plans are reduced by other employee benefits. The liability arising from the Supplemental Plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The Company also provides an unfunded post-retirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 1, 1993.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.”

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits plans, using a December 31 measurement date in 2010 and 2009:

			Other Post-Retirement
	Pension Plans		Benefits
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,842	$20,529	$2,189	$1,753
Service cost	831	904	17	11
Interest cost	1,275	1,237	122	107
Plan participants’ contributions	—	—	26	26
Amendments(1)	455	118	—	(1)
Actuarial loss (gain)	1,394	(585)	201	406
Benefits paid	(411)	(361)	(115)	(113)

Benefit obligation at end of year	$25,386	$21,842	$2,440	$2,189

Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,385	$13,032	$—	$—
Actual return on plan assets	2,499	3,687	—	—
Employer contributions	928	1,027	90	88
Plan participants’ contributions	—	—	25	25
Benefits paid	(411)	(361)	(115)	(113)

Fair value of plan assets at end of year	$20,401	$17,385	$—	$—

Funded Status:
Funded status at end of year	$(4,985)	$(4,457)	$(2,440)	$(2,189)

Amounts Recognized in the Consolidated Statements of Condition:
Accrued expenses and other liabilities	$(4,985)	$(4,457)	$(2,440)	$(2,189)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Prior service cost (credit)	$376	$(116)	$10	$28
Net loss	6,817	7,022	859	716

Total accumulated other comprehensive loss	7,193	6,906	869	744
Deferred tax asset	(2,451)	(2,348)	(296)	(253)

Net impact on accumulated other comprehensive
loss	$4,742	$4,558	$573	$491

(1)	Includes amendments to the pension plans for the addition of four executive management personnel into the plans.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of net periodic benefit costs and other amounts recognized in accumulated other comprehensive loss for the retirement plans for the years ended December 31, 2010, 2009 and 2008:

	Pension Plans			Other Post-Retirement Benefits
	2010	2009	2008	2010	2009	2008
	(In thousands)

Components of Net Periodic Pension Cost:
Service cost	$831	$904	$870	$17	$11	$9
Interest cost	1,275	1,237	1,123	122	107	99
Expected return on plan assets	(1,459)	(1,050)	(1,335)	—	—	—
Amortization of net actuarial losses	558	956	408	59	24	19
Amortization of prior service cost	(37)	321	312	18	20	19
Settlement charge	—	—	117	—	—	—

Net periodic benefit cost	1,168	2,368	1,495	216	162	146

Change in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net loss (gain)	354	(3,221)	7,150	203	404	120
Change in prior service cost (credit)	455	118	—	—	(1)	—
Amortization of net loss	(558)	(956)	(408)	(60)	(24)	(19)
Amortization of prior service (credit) cost	36	(321)	(312)	(18)	(19)	(19)
Adjustment for change in measurement date	—	—	(39)	—	—	—

Total recognized in other comprehensive income (loss)	287	(4,380)	6,391	125	360	82

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,455	$(2,012)	$7,886	$341	$522	$228

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

		Other Post-
	Pension	Retirement
	Plans	Benefits
	(In thousands)

Net actuarial losses	$572	$75
Prior service (credit) costs	(10)	10

Net amount recognized	$562	$85

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2010	2009

Discount rate	6.00%/5.55%(1)	6.00%/5.55%(2)
Rate of compensation increase	4.0%	4.0%

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	The discount rate was 6.00% for the Pension Plan and was 5.55% for the Supplemental and SERP plans with measurement dates of December 31, 2010.

(2)	The discount rate was 6.00% for the Pension Plan and was 5.55% for the Supplemental and SERP plans with measurement dates of December 31, 2009.

Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

			Supplemental Plans
	Pension Plan		and SERPs
	2010	2009	2010	2009
	(In thousands)

Projected benefit obligation	$20,617	$17,855	$4,769	$3,987
Accumulated benefit obligation	17,597	14,835	4,769	3,750
Fair value of plan assets	20,401	17,385	—	—

Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31,

	2010	2009	2008

Discount rate(1)	6.00%/6.55%	6.00%/6.40%	6.30%/6.20%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.50%	4.50%	4.50%

(1)	The discount rate was 6.00% for the Pension Plan and 6.55% for the supplemental and SERP plans with measurement dates of December 31, 2010.

The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.4 million and $2.2 million as of December 31, 2010 and 2009, respectively.

The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2010, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

Assumed Healthcare Trend Rates

The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 10% at December 31, 2010, decreasing gradually to a rate of 5% at December 31, 2013. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1%	1%
	Increase	Decrease
	(In thousands)

Effect on post-retirement benefit obligation	$284	$(240)
Effect on total service and interest	18	(15)

Plan Assets

The Company’s fair value of major categories of Pension Plan assets are as follows:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Asset Category
Domestic equity funds	$10,574	$—	$—	$10,574
International equity funds	2,043	—	—	2,043
Fixed income funds	203	—	—	203
Domestic bond funds	5,517	—	—	5,517
International bond funds	1,029	—	—	1,029
Real estate REIT index funds	1,035	—	—	1,035

Total	$20,401	$—	$—	$20,401

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.

The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2010 targeted allocation for equity securities, debt securities and real estate is 62%, 33% and 5%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Contributions

The Company contributed $928,000 to the Pension Plan for the year ended December 31, 2010. In 2009, the Company contributed $1.0 million to the Pension Plan for the year ending December 31, 2009. The Company plans to contribute $1.0 million to the Pension Plan in 2011.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Post-
	Pension	Retirement
Years Ending December 31,	Plans	Benefits
	(In thousands)

2011	$4,399	$121
2012	714	129
2013	756	139
2014	788	149
2015	874	159
Years 2016-2020	5,996	864

401(k) Plan:  The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested to participants of the 401(k) Plan. For employees hired on or after January 1, 2005, the Company also will make a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined each year by the Company. The Company contributed $509,000, $396,000 and $393,000 to the plan for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 14.	SHARE-BASED COMPENSATION

The Board of Directors and stockholders of the Company approved the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) in 2006. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options in connection with Awards under the Plan. As of December 31, 2010, there were 20,157 restricted stock shares and 304,690 stock options that remain available for future grants under the Plan.

The fair value of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for share-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for full vesting at the time an employee or Director retires. Share-based compensation granted to non-retirement-eligible individuals is expensed over the normal vesting period.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $775,000, with a related tax benefit recorded of $272,000, for the year ended December 31, 2010 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $311,000 and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefits expense) was $464,000. The total charge of $775,000 includes $46,000 related to 3,717 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $827,000, with a related tax benefit recorded of $285,000, for the year ended December 31,

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2009 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $362,000 and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefits expense) was $476,000. The total charge of $838,000 includes $44,000 related to 4,310 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1,743,000, with a related tax benefit recorded of $593,000, for the year ended December 31, 2008 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $387,000 and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefits expense) was $1,356,000. The total charge of $1,743,000 includes $214,000 related to 17,762 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Stock Options:

The following table presents the activity related to stock options under the Plan for the year ended December 31, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Stock options outstanding at December 31, 2009	445,875	$13.18
Granted	112,010	11.25
Exercised	—	—
Forfeited or expired	—	—

Stock options outstanding at December 31, 2010	557,885	$12.80	7.3	$514

Stock options vested and exercisable at December 31, 2010	428,977	$13.38	7.6	$—

The following table presents the unvested Stock Option activity for the year ended December 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested as of December 31, 2009	115,635	$3.04
Granted	112,010	4.55
Vested	(98,737)	3.97
Forfeited, expired or canceled	—	—

Unvested as of December 31, 2010	128,908	$3.64

The aggregate fair value of options vested was $392,000 and $264,000 for 2010 and 2009, respectively.

As of December 31, 2010, the unrecognized cost related to the stock options awarded of $368,000 will be recognized over a weighted-average period of 2.9 years.

For share-based compensation recognized for the years ended December 31, 2010, 2009 and 2008, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2010	2009	2008

Weighted per share average fair value of options granted	$4.55	$3.05	$2.72
Assumptions:
Risk-free interest rate	1.84%	2.23%	3.24%
Expected volatility	51.54%	29.85%	22.11%
Expected dividend yield	2.31%	2.16%	1.67%
Expected life of options granted	6.0 years	6.0 years	6.0 years

The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s stock has only been publicly traded since May 23, 2005.

The Company estimates option forfeitures using historical data on employee terminations.

The expected life of stock options granted represents the period of time that stock options granted are expected to be outstanding.

The risk-free interest rate for periods within the contractual life of the stock option is based on the average five-and seven-year U.S. Treasury Note yield curve in effect at the date of grant.

The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.

The Company plans to use Treasury stock to satisfy future stock option exercises.

Additional information regarding stock options outstanding as of December 31, 2010, is as follows:

Options Outstanding			Exercisable Options
		Weighted
		Average
Weighted		Remaining		Weighted
Average		Contractual		Average
Exercise		Life		Exercise
Prices	Shares	(In Years)	Shares	Prices

$9.24	126,250	8.3	81,580	$9.24
11.25	112,010	9.9	59,922	11.25
11.98	121,125	7.2	94,875	11.98
14.35	78,000	6.7	72,100	14.35
17.77	120,500	6.0	120,500	17.77

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the activity for restricted stock for the year ended December 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested as of December 31, 2009	41,695	$13.47
Granted	11,144	11.25
Vested	(25,189)	15.17
Forfeited, expired or canceled	—	—

Unvested as of December 31, 2010	27,650	$11.03

The fair value of restricted shares that vested during the years ended December 31, 2010, 2009 and 2008 was $382,000, $494,000 and $1.1 million, respectively. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2010 was $11.25 and for the year ended December 31, 2009 was $9.24 and for the year ended December 31, 2008 was $11.98.

As of December 31, 2010, there was $219,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.6 years.

Of the remaining unvested restricted stock, 10,300 shares will vest in 2011, 10,300 shares in 2012, 4,700 shares will vest in 2013 and 2,350 shares will vest in 2014. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan:  As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend the funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2010. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2010, the outstanding principal and interest due was $3.6 million and principal payments of $4.2 million have been made on the loan since inception. Dividends paid in 2010 totaling $86,000 on unallocated ESOP shares were offset to the interest payable on the note owed by the Company.

As of December 31, 2010, there were 216 participants receiving an ESOP allocation with an aggregate eligible compensation of $11.9 million. The shares were allocated among the participants in proportion to each individual’s compensation as a percentage of the total aggregate compensation. Compensation was capped at $245,000 for 2010, as prescribed by law. The 2011 compensation cap is $245,000.

ESOP expense was $803,000, $928,000 and $912,000 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were 419,795 allocated and 279,864 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $3.4 million.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 15.	INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Current	$7,406	$6,177	$4,572
Deferred	(674)	(1,242)	(5,528)

Total income tax expense (benefit)	$6,732	$4,935	$(956)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$5,009	$4,389
Investment security losses	4,939	5,127
Pension, deferred compensation and post-retirement liabilities	2,719	2,433
Stock incentive award plan	575	471
Other	563	606

Gross deferred tax assets	13,805	13,026

Deferred tax liabilities:
Unrealized gains on securities	(2,172)	(2,129)
Other	(306)	(289)

Gross deferred tax liabilities	(2,478)	(2,418)

Net deferred tax asset	$11,327	$10,608

As of December 31, 2010, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences. As of December 31, 2010 and 2009, our net deferred tax asset was $11.3 million and $10.6 million, respectively, and there was no valuation allowance.

Retained earnings at December 31, 2010 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2010 have not been recognized.

As of December 31, 2010 and December 31, 2009, there were no material uncertain tax positions related to federal and state income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2007 through 2010.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2010, 2009 and 2008, a reconciliation of the anticipated income tax provision (benefit) (computed by applying the Federal statutory income tax rate of 35% for the year ended December 31, 2010 and 34% for the years ended December 31, 2009 and 2008. to income (loss) before income tax expense), to the provision (benefit) for income taxes as reported in the statements of operations is as follows:

	December 31,
	2010	2009	2008
	(In thousands)

Provision for income tax at statutory rate	$6,644	$4,986	$(865)
Increase (decrease) resulting from:
State income taxes	136	—	—
Increase in cash surrender value of bank-owned Life Insurance	(134)	(126)	(130)
Dividend received deduction	(89)	(76)	(234)
Tax exempt interest and disallowed interest expense	(5)	(11)	(16)
Excess book basis of Employee Stock Ownership Plan	14	40	42
Compensation deduction limit	—	—	243
Other, net	166	122	4

Total provision (benefit) for income taxes	$6,732	$4,935	$(956)

Note 16.	COMMITMENTS AND CONTINGENCIES

Leases:  The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to twenty years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2010:

(In thousands)

2011	$791
2012	759
2013	740
2014	673
2015	664
Thereafter	9,437

$13,064

Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $1.0 million, $999,000 and $983,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2010:

(In thousands)

2011	$327
2012	318
2013	318
2014	318
2015	318
Thereafter	210

$1,809

Rental income is recorded as a reduction to occupancy and equipment expense and amounted to $353,000, $327,000 and $320,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment and Change in Control Agreements:  In 2010, the Bank and the Company amended and restated the employment agreements and change in control agreements for the executive officers effective January 1, 2011. The Bank and the Company also entered into an employment and change of control agreement with its future chief executive officer effective January 3, 2011 who will replace Mr. McGurk in April 2010. Each employment and change in control agreement has an initial term of one year which is automatically extended on each January 1st for one additional year unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice. Also, on January 26, 2011, the Bank entered into an agreement with its president to retain him in an advisory capacity for two years following his retirement in April 2011.

Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, the officer would be entitled to receive a severance benefit in the amount of three times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the employment agreement renewal period following termination. In addition, the officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.

Change in Control Severance Plan:  The Bank and the Company adopted a Change in Control Severance Plan to provide benefits to eligible employees upon a change in control of the Bank or the Company. Eligible employees are those with a minimum of one year of service with the Bank as of the date of the change in control. Generally, all eligible employees, other than officers who will enter into separate employment or change in control or change in control and restrictive covenant agreements with the Bank and the Company, will be eligible to participate in the plan. Under the plan, if a change in control of the Bank or the Company

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

occurs, eligible employees who are terminated, or who terminate employment upon the occurrence of events specified in the plan, within 24 months of the effective date of the change in control, will be entitled to 1/26th of the sum of the employee’s annual base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, multiplied by the employee’s total years of service with the Bank. Subsidized COBRA coverage will also be made available to such employees for a period of weeks equal to the employee’s years of service with the Bank multiplied by two.

Legal Matters:  The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Financial Instruments With Off-Balance Sheet Risk:  In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and undisbursed portions of construction loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Commitments to extend credit:
Future loan commitments	$68,993	$36,650
Undisbursed construction loans	87,544	86,492
Undisbursed home equity lines of credit	143,904	125,511
Undisbursed commercial lines of credit	60,587	57,713
Standby letters of credit	10,368	10,555
Unused checking overdraft lines of credit	94	94

	$371,490	$317,015

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, accounts receivable, inventory, property, plant and equipment, deposits, and securities.

Note 17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2010 and 2009 compared to the FDIC’s requirements for classification as a well capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2010 and 2009:

					Minimum
					To Be Well
			Required		Capitalized Under
			Minimum		Prompt Corrective
	Actual		Ratios		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Rockville Bank:
December 31, 2010
Total capital to risk weighted assets	$167,793	12.7%	$105,530	8.0%	$131,913	10.0%
Tier I capital to risk-weighted assets	153,090	11.6	52,744	4.0	79,116	6.0
Tier I capital to adjusted total average assets	153,090	9.1	67,515	4.0	84,394	5.0
December 31, 2009
Total capital to risk weighted assets	$158,870	13.1%	$96,976	8.0%	$121,220	10.0%
Tier I capital to risk-weighted assets	145,654	12.0	48,488	4.0	72,732	6.0
Tier I capital to adjusted total average assets	145,654	9.3	62,478	4.0	78,097	5.0
Rockville Financial, Inc:
December 31, 2010
Total capital to risk weighted assets	$181,178	13.7%	$105,566	8.0%	N/A	N/A
Tier I capital to risk-weighted assets	166,475	12.6	$52,765	4.0	N/A	N/A
Tier I capital to adjusted total average assets	166,475	10.4	$64,090	4.0	N/A	N/A
December 31, 2009
Total capital to risk weighted assets	$170,559	14.1%	$96,976	8.0%	N/A	N/A
Tier I capital to risk-weighted assets	157,343	13.0	48,489	4.0	N/A	N/A
Tier I capital to adjusted total average assets	157,343	10.1	62,028	4.0	N/A	N/A

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of December 31, 2010, $20.4 million was available for the payment of dividends.

Note 18.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

			Cumulative
			Effect
		Unrealized	Adjustment
		Gains on	of a	Accumulated
	Minimum	Available-	Change in	Other
	Pension	for Sale	Accounting	Comprehensive
	Liability	Securities	Principle(1)	Loss
	(In thousands)

December 31, 2007	$(3,430)	$3,189	$—	$(241)
Change	(4,272)	420	—	(3,852)

December 31, 2008	(7,702)	3,609	—	(4,093)
Change	2,653	1,441	(1,034)	3,060

December 31, 2009	(5,049)	5,050	(1,034)	(1,033)
Change	(266)	17	—	(249)

December 31, 2010	$(5,315)	$5,067	$(1,034)	$(1,282)

(1)	The effect of the adoption of FASB Staff Position FAS 115-2 (ASC 320)

The following table summarizes other comprehensive income (loss) and the related tax effects:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss) as reported	$12,251	$9,732	$(1,587)

Unrealized gain on securities available for sale	118	2,184	637
Income tax expense	(101)	(743)	(217)

Net unrealized gain on securities available for sale	17	1,441	420

Benefit plans amortization	(412)	4,019	(6,474)
Income tax (expense) benefit	146	(1,366)	2,202

Net benefit plans amortization	(266)	2,653	(4,272)

Other comprehensive (loss) income, net of tax	(249)	4,094	(3,852)

Total comprehensive income (loss)	$12,002	$13,826	$(5,439)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 19.	PARENT COMPANY FINANCIAL INFORMATION

The following represents the Company’s condensed statements of condition as of December 31, 2010 and 2009 and condensed statements of operations and cash flows for the years ended December 31, 2010 , 2009 and 2008 which should be read in conjunction with the consolidated financial statements and related notes:

Condensed Statements of Condition

	December 31,
	2010	2009
	(In thousands)

Assets:
Cash and due from banks	$5,477	$5,129
Accrued interest receivable	1	1
Deferred tax asset-net	32	23
Investment in Rockville Bank	153,043	145,739
Due from Rockville Bank	5,668	5,002
Other assets	2,431	1,724

Total Assets	$166,652	$157,618

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$224	$190
Stockholders’ equity	166,428	157,428

Total Liabilities and Stockholders’ Equity	$166,652	$157,618

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Interest and dividend income:
Interest on investments	$16	$46	$224

Net interest income	16	46	224

Non-interest income	123	—	—
Non-interest expenses:
General and administrative	519	512	568

Total non-interest expense	519	512	568

Loss before tax benefit and equity in undistributed net income (loss) of Rockville Bank	(380)	(466)	(344)
Income tax benefit	78	157	116

Loss before equity in undistributed net income (loss) of Rockville Bank	(302)	(309)	(228)
Equity in undistributed net income (loss) of Rockville Bank	12,553	10,041	(1,359)

Net income (loss)	$12,251	$9,732	$(1,587)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$12,251	$9,732	$(1,587)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation and ESOP expense	1,578	1,755	2,655
Undistributed (income) loss of Rockville Bank	(12,553)	(10,041)	1,359
Deferred tax (provision) benefit	(9)	(5)	289
Net change in:
Accrued interest receivable	—	4	13
Due from Rockville Bank	(666)	(704)	(1,457)
Other assets	(707)	910	594
Accrued expenses and other liabilities	34	22	45

Net cash (used in) provided by operating activities	(72)	1,673	1,911

Cash flows from investing activities:
Dividend from Rockville Bank	5,000	—	—
Capital investment in Rockville Bank	—	—	(10,000)

Net cash provided by (used in) investing activities	5,000	—	(10,000)

Cash flows from financing activities:
Acquisition of common stock	—	(198)	(4,119)
Cancellation of shares for tax withholding	(46)	(44)	—
Cash dividends paid on common stock	(4,534)	(3,688)	(3,691)

Net cash used in financing activities	(4,580)	(3,930)	(7,810)

Net increase (decrease) in cash and cash equivalents	348	(2,257)	(15,899)
Cash and cash equivalents — beginning of year	5,129	7,386	23,285

Cash and cash equivalents — end of year	$5,477	$5,129	$7,386

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,600	$4,401	$1,751

As of December 31, 2010 and 2009, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 20.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):

The following table presents quarterly financial information of the Company for the years ended December 31, 2010 and 2009:

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)

Interest and dividend income	$19,069	$19,069	$18,620	$18,941	$18,940	$18,684	$19,114	$19,324
Interest expense	5,641	5,516	5,461	5,543	6,517	7,384	7,813	8,061

Net interest income	13,428	13,553	13,159	13,398	12,423	11,300	11,301	11,263
Provision for loan losses	995	1,302	909	903	658	700	304	299

Net interest income after provision for loan losses	12,433	12,251	12,250	12,495	11,765	10,600	10,997	10,964
Non-interest income(1)	2,606	2,746	2,365	1,687	1,590	1,809	2,582	991
Non-interest expense(2)	10,947	9,876	9,392	9,635	8,970	8,842	9,715	9,104

Income before income taxes	4,092	5,121	5,223	4,547	4,385	3,567	3,864	2,851
Provision for income taxes	1,418	1,862	1,759	1,693	1,503	1,227	1,270	935

Net income	$2,674	$3,259	$3,464	$2,854	$2,882	$2,340	$2,594	$1,916

Basic and diluted earnings per share	$0.14	$0.18	$0.19	$0.15	$0.16	$0.13	$0.14	$0.10
Stock price (per share):
High	$12.47	$12.91	$12.64	$12.42	$11.68	$14.79	$12.50	$14.46
Low	$10.50	$11.06	$10.50	$8.82	$9.68	$9.88	$8.44	$6.17

(1)	In the first quarter of 2009, non-interest income included other-than-temporary impairment charges of $65,000 related to one mutual fund and $292,000 related to three equity securities. No material charges were taken in the remainder of 2009. There were no other-than-temporary charges taken in 2010. Refer to “Note 7 — Investment Securities” for additional information on other-than-temporary impairments. In 2010, quarterly gains of loans held for sale were $159,000, $364,000, $669,000 and $554,000 for the first quarter through the fourth quarter, respectively. In the second quarter of 2009, the Company recorded $867,000 of security gains and $289,000 of gains on the sale of one-to-four family fixed rate residential loans.

(2)	In the fourth quarter of 2010, increases in salaries and benefits expense of $495,000 due to additional bonus option and restricted stock expense , professional fees of $293,000, due to regulatory compliance reviews and marketing and promotions expense of $285,000 resulting from additional marketing promotions were noted over the prior quarter.

Note 21.	Second Step Conversion

The respective Boards of Directors of Rockville Financial MHC, Inc., Rockville Financial, Inc. and Rockville Bank adopted a plan of conversion on September 16, 2010. Pursuant to the terms of the plan of conversion, Rockville Financial MHC, Inc. converts from a partially public mutual holding company structure to a fully public stock holding company structure. The transactions of the Plan of Conversion were approved by Rockville Financial, Inc.’s shareholders, the corporators of the Rockville Financial MHC, Inc. and the Federal Deposit Insurance Corporation.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On March 3, 2011, Rockville Financial, Inc. completed its stock offering in connection with the second step conversion of Rockville Financial MHC, Inc. As part of the conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. In the stock offering, a total of 10,689,250 shares representing Rockville Financial MHC, Inc’s ownership interest in Rockville Financial were sold by New Rockville Financial, Inc. in a subscription offering. In addition, each outstanding share of Rockville Financial, Inc. as of March 3, 2011 was exchanged for 1.5167 shares of New Rockville Financial, Inc. common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011. A total of $171.1 million, net of offering costs of 3.0 million, was raised as of March 3, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 67.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.

Item 11.	Executive Compensation

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2011 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2010.

Part IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K, and can be found on the following pages:

2. Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this report in Part II, Item 8.

3.	Exhibits:

2.1		Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)
3.1		Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3	.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.2		Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
4.1		Form of Common Stock Certificate of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.1		Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)
10	.1.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and William J. McGurk, effective January 1, 2010 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)
10	.1.2	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)
10.2		Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)
10	.2.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Joseph F. Jeamel, Jr., effective January 1, 2010 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)
10.3		Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010)
10	.3.1.	Supplemental Executive Retirement Agreement of Rockville Bank by and among John T. Lund effective December 6, 2010 filed herewith
10	.3.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John L. Lund, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)
10.4		Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)
10	.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Christopher E. Buchholz, effective January 1, 2010 (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)

10	.4.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank Christopher E. Buchholz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)
10.5		Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)
10	.5.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 (incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)
10	.5.2	Supplemental Executive Retirement Agreement of Rockville Bank by and among Richard J. Trachimowicz effective December 6, 2010 filed herewith
10	.5.3	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.5 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)
10.6		Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.7		Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.8		Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)
10	.8.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.9		Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004)
10.10		Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.11		Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006)
10.12		Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)
10.13		Supplemental Executive Retirement Agreement of Rockville Bank by and among Mark A. Kucia effective December 6, 2010 filed herewith
10	.13.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 1, 2011 filed herewith
14		Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)
21		Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche, LLP filed herewith.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.
32.0		Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ William J. McGurk
William J. McGurk
President, Chief Executive Officer
and Director

and

By:	/s/ John T. Lund
John T. Lund
Senior Vice President, Chief
Financial Officer and Treasurer
Date: March 10, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. McGurk William J. McGurk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/s/ John T. Lund John T. Lund	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2011

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 10, 2011

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 10, 2011

/s/ William H.W. Crawford IV William H.W. Crawford IV	Senior Executive Vice President and Director	March 10, 2011

/s/ David A. Engelson David A. Engelson	Director	March 10, 2011

/s/ Pamela J. Guenard Pamela J. Guenard	Director	March 10, 2011

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Director	March 10, 2011

/s/ Kristen A. Johnson Kristen A. Johnson	Director	March 10, 2011

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 10, 2011

/s/ Thomas S. Mason Thomas S. Mason	Director	March 10, 2011

/s/ Peter F. Olson Peter F. Olson	Director	March 10, 2011

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 10, 2011

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 10, 2011