Form 10-Q
period 2011-03-31
Rockville Financial, Inc. /CT/
filed 2011-05-10
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
Commission File Number: 001-35028
ROCKVILLE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	27-3577029 (I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut (Address of principal executive offices)	06066 (Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of April 29, 2011, there were 29,506,948 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$44,578	$16,692
Short-term investments	185,086	44,016

Total cash and cash equivalents	229,664	60,708
AVAILABLE FOR SALE SECURITIES-At fair value	173,346	125,447
HELD TO MATURITY SECURITIES-At amortized cost	12,239	13,679
LOANS HELD FOR SALE	374	380
LOANS RECEIVABLE (Net of allowance for loan losses of $15,026 in 2011 and $14,312 in 2010)	1,417,323	1,410,498
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,670	4,176
DEFERRED TAX ASSET-Net	11,245	11,327
PREMISES AND EQUIPMENT-Net	14,741	14,912
GOODWILL	1,149	1,149
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,552	10,459
OTHER REAL ESTATE OWNED	716	990
PREPAID FDIC ASSESSMENTS	3,402	3,875
OTHER ASSETS	3,398	3,466

	$1,899,826	$1,678,073

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$165,341	$168,736
Interest-bearing	1,083,705	1,050,524

Total deposits	1,249,046	1,219,260
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,495	6,131
ADVANCES FROM THE FEDERAL HOME LOAN BANK	251,418	261,423
AVAILABLE FOR SALE SECURITIES PAYABLE	46,720	940
ACCRUED EXPENSES AND OTHER LIABILITIES	13,073	23,891

TOTAL LIABILITIES	1,563,752	1,511,645

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 and 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,501,170 and 29,653,088 shares issued and 29,501,170 and 28,610,081 outstanding at March 31, 2011 and December 31, 2010, respectively.(1)	243,776	85,249
Additional paid-in capital	14,634	4,789
Unearned compensation — ESOP	(10,317)	(3,478)
Treasury stock, at cost (1,043,007 shares at December 31, 2010)(1)	—	(9,495)
Retained earnings	88,398	90,645
Accumulated other comprehensive income loss	(417)	(1,282)

TOTAL STOCKHOLDERS’ EQUITY	336,074	166,428

	$1,899,826	$1,678,073

(1)	Share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans	$17,535	$17,641
Securities-interest	1,049	1,197
Securities-dividends	130	103
Interest-bearing deposits	15	—

Total interest and dividend income	18,729	18,941

INTEREST EXPENSE:
Deposits	2,911	3,000
Borrowed funds	2,423	2,543

Total interest expense	5,334	5,543

Net interest income	13,395	13,398
PROVISION FOR LOAN LOSSES	752	903

Net interest income after provision for loan losses	12,643	12,495

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on equity securities	(29)	—
Service charges and fees	1,596	1,242
Net gain from sales of securities	—	188
Net gain from sales of loans	59	159
Other income	62	98

Total non-interest income	1,688	1,687

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,671	4,790
Service bureau fees	1,059	999
Occupancy and equipment	1,166	1,127
Professional fees	684	390
Marketing and promotions	324	274
FDIC assessments	514	400
Other real estate owned	59	368
Contribution to Rockville Bank Foundation, Inc.	5,043	—
Other	1,424	1,287

Total non-interest expense	15,944	9,635

(LOSS) INCOME BEFORE INCOME TAXES	(1,613)	4,547
INCOME TAX (BENEFIT) EXPENSE	(591)	1,693

NET (LOSS) INCOME	$(1,022)	$2,854

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations — Concluded
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010(1)
Net (loss) income per share (see Note 2):
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.10
Weighted average shares outstanding:
Basic	29,049,681	28,084,679
Diluted	29,049,681	28,089,760

(1)	Share and per share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

								Accumulated
			Additional	Unearned				Other	Total
	Common Stock		Paid-in	Compensation	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Shares	Amount	Loss	Equity
Balance at December 31, 2010	19,551,057	$85,249	$4,789	$(3,478)	$90,645	687,682	$(9,495)	$(1,282)	$166,428

Comprehensive loss:
Net loss	—	—	—	—	(1,022)	—	—	—	(1,022)
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	755	755
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	110	110

Total comprehensive loss									(157)

Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	—	(687,682)	9,495	—	—
Exchange of common stock @ 1.5167 shares per common share	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	—	—	112	—	—	—	—	—	112
ESOP shares released or committed to be released	—	—	91	232	—	—	—	—	323
Cancellation of shares for tax withholding	(3,154)	—	(43)	—	—	—	—	—	(43)
Dividends paid ($0.065 per common share)	—	—	—	—	(1,225)	—	—	—	(1,225)

Balance at March 31, 2011	29,501,170	$243,776	$14,634	$(10,317)	$88,398	—	$—	$(417)	$336,074

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,022)	$2,854
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	—	(34)
Share-based compensation expense	112	136
Amortization of ESOP Expense	323	186
Provision for loan losses	752	903
Net gain from sales of securities	—	(188)
Other-than-temporary impairment of securities	29	—
Loans originated for sale	(4,971)	(8,633)
Proceeds from sales of loans	4,977	8,633
Loss (gain) on sale of OREO	32	(1)
Depreciation and amortization	340	379
Loss on disposal of equipment	2	1
Deferred income tax benefit	(383)	(187)
Increase in cash surrender value of bank-owned life insurance	(92)	(94)
Net change in:
Deferred loan fees and premiums	(96)	(45)
Accrued interest receivable	(494)	(347)
Prepaid FDIC assessment	473	919
Other assets	68	(665)
Accrued expenses and other liabilities	(11,589)	(94)

Net cash (used in) provided by operating activities	(11,539)	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	—	399
Principal payments on available for sale mortgage-backed securities	4,700	—
Principal payments on held to maturity mortgage-backed securities	1,442	1,063
Principal payments on available for sale securities	100	4,891
Purchases of available for sale securities	(4,850)	(952)
Proceeds from sale of OREO	426	39
Purchase of loans	—	(82)
Loan originations (principal payments), net	(7,665)	5,604
Purchases of premises and equipment	(171)	(31)

Net cash (used in) provided by investing activities	(6,018)	10,931

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	39,471	(662)
Net decrease in mortgagors’ and investors’ escrow accounts	(2,636)	(2,820)
Net decrease in short-term Federal Home Loan Bank advances	—	(15,000)
Proceeds from long-term Federal Home Loan Bank advances	—	5,000
Repayments of long-term Federal Home Loan Bank advances	(10,005)	(50)
Common stock purchase by ESOP	(7,071)	—
Proceeds from stock offering, net of offering costs	168,044	—
Fractional shares paid	(22)	—
Cancellation of shares for tax withholding	(43)	(20)
Cash dividends paid on common stock	(1,225)	(1,131)

Net cash provided by (used in) financing activities	186,513	(14,683)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,956	(29)

CASH AND CASH EQUIVALENTS—Beginning of period	60,708	19,307

CASH AND CASH EQUIVALENTS—End of period	$229,664	$19,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,350	$5,530
Income taxes	200	1,550
Transfer of loans to other real estate owned	184	108
Goodwill recognition from subsidiary acquisition	—	79
Transfer to fixed assets from subsidiary acquisition	—	24
Cancellation of Rockville Financial MHC, Inc. shares	9,685	—
Due to broker	46,720	—
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation
On March 3, 2011, Rockville Financial, Inc., (the “Company”), completed the “second-step” conversion of Rockville Bank (the “Bank”) from a mutual holding company structure to a stock holding company structure (the “Conversion”) pursuant to a Plan of Conversion and Reorganization (the “Plan”). As part of the conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. Upon completion of the Conversion, the Company became the holding company for the Bank and acquired ownership of all the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 17,109,886 shares of common stock of the Company (the “Common Stock”) were sold in a subscription offering to certain depositors of the Bank and its employee stock ownership plan for $10.00 per share, or $171,099,000 in the aggregate (the “Offering”) net of offering costs of $3,055,000. In accordance with the Plan, 1.5167 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for each outstanding share of common stock of the Company’s predecessor, also named Rockville Financial, Inc. (“Old RFI”), the former state-chartered mid-tier holding company for the Bank, held by persons other than Rockville Financial MHC, Inc., the mutual holding company that owned the majority of Old RFI’s common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011.

The conversion was accounted for as reorganization with no change to the historical basis of Rockville Financial, Inc.’s assets, liabilities, and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the conversion.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the Company’s 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension and other post-retirement benefits, share-based compensation expense, valuation of deferred tax assets and the evaluation of investment securities for other-than-temporary impairment.

2.	Earnings Per Share
The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
(In thousands, except share data)	2011	2010
Net (loss) income	$(1,022)	$2,854

Weighted-average basic shares outstanding	29,049,681	28,084,679
Diluted effect of stock options	—	5,081

Weighted-average diluted shares	29,049,681	28,089,760

Earnings (loss) per share:
Basic	$(0.04)	$0.10

Diluted	$(0.04)	$0.10

Share and per share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167). Treasury shares for 2010 and unallocated common shares held by the ESOP for 2011 and 2010 are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. For the three months ended March 31, 2011 and 2010, the Company’s common stock equivalents relate solely to stock options granted and outstanding. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculation. For the three months ended March 31, 2011, options to purchase 890,792 shares, of common stock were not considered in the computation of potential common shares for the purpose of diluted EPS as the Company recorded a loss for the quarter. For the three months ended March 31, 2010, options to purchase 676,259 shares of common stock were not considered in the computation of potential common shares for the purpose of diluted EPS as the effect of the including them would have been anti-dilutive.
3.	Recent Accounting Pronouncements
Receivables, Topic 310: In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the Company for the first interim period beginning after June 15, 2011 but will be applied retrospectively to January 1, 2011 for the Company’s 2011 annual report. It is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables, Topic 310: In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see below). This ASU delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. ASU No. 2011-02 (above) clarifies the guidance of what constitutes a troubled debt restructuring. It is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables, Topic 310: In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and, (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has incorporated the end of reporting period disclosures in the December 31, 2010 consolidated financial statements. The disclosures about activity are incorporated into the March 31, 2011 consolidated financial statements and have significantly increased the Company’s loan disclosures.
4.	Fair Value Measurements

The Company groups its assets and liabilities generally measured at fair value in three levels based upon a three-tier hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:
Level 1:	Quoted prices are available in active markets for identical assets as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:	Pricing inputs are observable for the asset or liability, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset or liability is based on the lowest level of input that is significant to the fair value of the asset or liability.
Items Measured at Fair Value on a Recurring Basis: The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis. There were no liabilities recorded at fair value on a recurring basis.

Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service that are not adjusted by management. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprise obligations, mortgage-backed securities and corporate debt securities. Level 3 securities include private placement securities and thinly traded equity securities.

Assets Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At March 31, 2011
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$50,941	$3,014	$47,927	$—
Government-sponsored residential mortgage-backed securities	100,109	—	100,109	—
Corporate debt securities	4,396	—	4,396	—
Marketable equity securities	17,900	17,827	—	73

Total	$173,346	$20,841	$152,432	$73

		Fair Value Measurements
		At December 31, 2010
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$34,327	$3,017	$31,310	$—
Government-sponsored residential mortgage-backed securities	70,390	—	70,390	—
Corporate debt securities	4,008	—	4,008	—
Marketable equity securities	16,722	16,649	—	73

Total	$125,447	$19,666	$105,708	$73

There were no transfers in or out of Level 1 and Level 2 for the three months ended March 31, 2011 and 2010.
The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Investment Securities Available for Sale:

Balance of recurring Level 3 assets at beginning of period	$73	$73
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at end of period	$73	$73

Items Measured at Fair Value on a Non-Recurring Basis:

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is recorded at fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market; however, assumptions made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

Impaired Loans: Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial charge-offs and specific reserves based upon observable market price or current appraised value of the collateral less costs and discounts based on management’s judgment of current conditions. Based on the significance of management’s judgment, the Company records impaired loans as non-recurring Level 3 fair value measurements.

Assets Recorded at Fair Value on a Non-recurring Basis:

The following table presents information related to the Company’s assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010:

	Fair Value Measurements At
	March 31, 2011, using:
		Quoted Prices
		in Active
		Markets for	Other	Significant	Total Losses
		Identical	Observable	Unobservable	for the three
	Total	Assets	Inputs	Inputs	months ended
	Fair Value	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
	(In thousands)
Other real estate owned	$716	$—	$—	$716	$—
Impaired loans	3,510	—	—	3,818	(308)

Total	$4,226	$—	$—	$4,534	$(308)

	Fair Value Measurements At
	December 31, 2010, using:
		Quoted Prices
		in Active			Total Losses
		Markets for	Other	Significant	for the year
		Identical	Observable	Unobservable	ended
	Total Fair	Assets	Inputs	Inputs	December 31,
	Value	(Level 1)	(Level 2)	(Level 3)	2011
		(In thousands)
Other real estate owned	$990	$—	$—	$990	$—
Impaired loans	2,648	—	—	4,004	(1,356)

Total	$3,638	$—	$—	$4,994	$(1,356)

There were no liabilities reported at fair value on a non-recurring basis on the consolidated statement of condition at March 31, 2011 or December 31, 2010.

Fair Value of Financial Instruments:
As of March 31, 2011 and December 31, 2010, the carrying value and estimated fair values of the Company’s financial instruments are as follows.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$229,664	$229,664	$60,708	$60,708
Available for sale securities	173,346	173,346	125,447	125,447
Held to maturity securities	12,239	13,092	13,679	14,638
Loans held for sale	374	374	380	380
Loans receivable-net	1,417,323	1,433,484	1,410,498	1,415,387
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,670	4,670	4,176	4,176

Financial liabilities:
Deposits	1,249,046	1,227,918	1,219,260	1,200,517
Mortgagors’ and investors’ escrow accounts	3,495	3,495	6,131	6,131
Advances from FHLBB	251,418	264,856	261,423	274,557

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$51,842	$1	$902	$50,941
Government-sponsored residential mortgage-backed securities	96,972	3,213	76	100,109
Corporate debt securities	5,902	9	1,515	4,396

Total debt securities	154,716	3,223	2,493	155,446

Marketable equity securities, by sector:
Banks	1,256	3,559	9	4,806
Consumer and household products	1,134	103	35	1,202
Food and beverage service	1,134	433	—	1,567
Government-sponsored enterprises	283	513	—	796
Healthcare/pharmaceutical	387	2	14	375
Industrial	695	411	—	1,106
Integrated utilities	742	111	10	843
Mutual funds	2,677	88	—	2,765
Oil and gas	754	750	—	1,504
Technology/Semiconductor	228	150	—	378
Telecommunications	661	82	1	742
Transportation	294	80	—	374
Other industries	1,017	442	17	1,442

Total marketable equity securities	11,262	6,724	86	17,900

Total available for sale	$165,978	$9,947	$2,579	$173,346

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$12,239	$853	$—	$13,092

At March 31, 2011, the net unrealized gain on securities available for sale of $7.4 million, net of income taxes of $2.6 million, or $4.8 million, is included in accumulated other comprehensive loss.

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value
	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$35,018	$—	$691	$34,327
Government-sponsored residential mortgage-backed securities	67,047	3,358	15	70,390
Corporate debt securities	5,895	—	1,887	4,008

Total debt securities	107,960	3,358	2,593	108,725

Marketable equity securities, by sector:
Banks	1,256	3,366	9	4,613
Consumer and household products	1,134	67	24	1,177
Food and beverage service	1,151	326	30	1,447
Government-sponsored enterprises	283	58	63	278
Healthcare/pharmaceutical	387	—	44	343
Industrial	695	313	20	988
Integrated utilities	742	93	—	835
Mutual funds	2,666	100	—	2,766
Oil and gas	754	608	—	1,362
Technology/Semiconductor	228	142	—	370
Telecommunications	662	103	5	760
Transportation	294	57	—	351
Other industries	1,030	420	18	1,432

Total marketable equity securities	11,282	5,653	213	16,722

Total securities available for sale	$119,242	$9,011	$2,806	$125,447

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$13,679	$959	$—	$14,638

At December 31, 2010, the net unrealized gain on securities available for sale of $6.2 million, net of income taxes of $2.2 million, or $4.0 million, is included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
		Fair	Amortized	Fair
	Amortized Cost	Value	Cost	Value
	(In thousands)
Maturity:
Within 1 year	$3,014	$3,014	$—	$—
After 1 but within 5 years	31,300	31,077	—	—
After 5 but within 10 years	20,598	19,929	—	—
After 10 years	2,832	1,317	—	—

	57,744	55,337	—	—
Mortgage-backed securities	96,972	100,109	12,239	13,092

	$154,716	$155,446	$12,239	$13,092

At March 31, 2011, securities with a fair value of $3.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
For the three months ended March 31, 2011, there were no gains on the sales of available for sale securities; there were gains of $188,000 for the same period last year.
As of March 31, 2011, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprise obligations	$45,528	$902	$—	$—	$45,528	$902
Government-sponsored residential mortgage-backed securities	22,224	75	30	1	22,254	76
Corporate debt securities	99	1	1,317	1,514	1,416	1,515

Total debt securities	67,851	978	1,347	1,515	69,198	2,493
Marketable equity securities	650	71	75	15	725	86

Total	$68,501	$1,049	$1,422	$1,530	$69,923	$2,579

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2010	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$34,327	$691	$—	$—	$34,327	$691
Government-sponsored residential mortgage-backed securities	5,046	14	30	1	5,076	15
Corporate debt	—	—	3,908	1,887	3,908	1,887

Total debt securities	39,373	705	3,938	1,888	43,311	2,593
Marketable equity securities	1,097	152	624	61	1,721	213

Total	$40,470	$857	$4,562	$1,949	$45,032	$2,806

Of the securities summarized above as of March 31, 2011, 30 issues have unrealized losses for less than twelve months and 4 issues had unrealized losses for twelve months or more. As of December 31, 2010, 9 issues had unrealized losses for less than twelve months and 13 issues had losses for twelve months or more.
U.S. Government and Government-sponsored Enterprises and Mortgage-backed Securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Corporate Debt Securities. The unrealized losses on corporate debt securities relate to one AA+ rated corporate bond and one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized losses on these securities are caused by the low interest rate environment because they reprice quarterly to three month LIBOR and market spreads on similar securities have increased. Yields on these securities are 0.44% and 0.71% versus coupon rates at purchase of 5.05% and 5.27%, respectively. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
Marketable Equity Securities. The Company’s investments in marketable equity securities consist of common stock, preferred stock and mutual funds. The unrealized losses are spread out among several industries with no concentration in any one security. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.
Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our operations.

6.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Real estate loans:
Residential	$715,153	$719,925
Commercial	498,725	489,511
Construction	78,488	78,627
Commercial business loans	134,082	130,303
Installment and collateral loans	5,409	5,921

Total loans	1,431,857	1,424,287

Net deferred loan costs and premiums	492	523
Allowance for loan losses	(15,026)	(14,312)

Loans, net	$1,417,323	$1,410,498

The following information relates to impaired loans as of and for the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$4,437	$2,233
Recorded investment in impaired loans for which there is no related allowance for loan losses	8,593	10,127

Total impaired loans	$13,030	$12,360

Valuation allowance related to impaired loans	$569	$358

Average recorded investment in impaired loans	$12,695	$13,112

Interest income recognized on impaired loans on a cash basis	$118	$343
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

Loans rated 7: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a semi-annual basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010.

	Residential	Commercial			Installment
	Real Estate	Real Estate	Construction	Commercial	and Collateral
	(In thousands)
March 31, 2011
Loans rated 1 - 5	$705,613	$460,804	$70,591	$128,884	$5,366
Loans rated 6	1,729	22,373	2,981	1,786	10
Loans rated 7	7,741	15,548	4,916	2,747	33
Loans rated 8	70	—	—	665	—
Loans rated 9	—	—	—	—	—

	$715,153	$498,725	$78,488	$134,082	$5,409

	Residential	Commercial			Installment
	Real Estate	Real Estate	Construction	Commercial	and Collateral
	(In thousands)
December 31, 2010
Loans rated 1 - 5	$711,949	$451,723	$70,647	$125,280	$5,876
Loans rated 6	2,047	22,838	2,960	1,869	11
Loans rated 7	5,929	14,950	5,020	3,154	34
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$719,925	$489,511	$78,627	$130,303	$5,921

All loans rated 9 have been fully written-off.

The Company’s lending activities are conducted principally in Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and land development projects. The ultimate repayment of these loans is dependent on the borrower’s credit worthiness, the local economy and, for real estate loans, the local real estate market.

Changes in the allowance for loan losses are as follows for the periods indicated:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$14,312	$12,539
Provision for loan losses:
Real estate	425	846
Commercial	74	124
Consumer	2	1
Unallocated	251	(68)
Loans charged-off:
Real estate	(80)	—
Commercial	—	(25)
Consumer	(8)	(6)
Recoveries of loans previously charged-off:
Real estate	47	2
Commercial	1	1
Consumer	2	4

Balance, end of period	$15,026	$13,418

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2011 and December 31, 2010 follows:

	Residential Real	Commercial			Installment and
March 31, 2011	Estate	Real Estate	Construction	Commercial	Collateral	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$269	$75	$—	$216	$9	$—	$569
Amount of allowance for loan losses for loans not deemed to be impaired	4,651	5,492	1,672	2,190	75	377	14,457
Loans deemed to be impaired	6,812	2,967	2,171	1,047	33	—	13,030
Loans not deemed to be impaired	708,341	495,758	76,317	133,035	5,376	—	1,418,827

	Residential Real	Commercial			Installment and
December 31, 2010	Estate	Real Estate	Construction	Commercial	Collateral	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$156	$21	$—	$176	$5	$—	$358
Amount of allowance for loan losses for loans not deemed to be impaired	4,532	5,448	1,653	2,120	76	125	13,954
Loans deemed to be impaired	5,976	2,990	2,646	714	34	—	12,360
Loans not deemed to be impaired	713,949	486,521	75,981	129,589	5,887	—	1,411,927

The following is a summary of past due and non-accrual loans at March 31, 2011 and December 31, 2010:

					Past Due 90 Days or
	30-59 Days Past		Greater than 89		More and Still
March 31, 2011	Due	60-89 Days Past Due	Days Past Due	Total Past Due	Accruing	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential	$8,154	$941	$3,402	$12,497	$—	$6,812
Commercial	—	—	1,798	1,798	—	2,967
Construction	47	—	2,171	2,218	—	2,171
Commercial business loans	3,714	318	71	4,103	—	1,047
Installment and collateral loans	1	—	33	34	—	33

Total	$11,916	$1,259	$7,475	$20,650	$—	$13,030

					Past Due 90 Days or
	30-59 Days Past		Greater than 89		More and Still
December 31, 2010	Due	60-89 Days Past Due	Days Past Due	Total Past Due	Accruing	Loans on Non-accrual
	(In thousands)
Real estate loans:
Residential	$7,899	$1,634	$2,952	$12,485	$—	$5,976
Commercial	—	—	2,347	2,347	—	2,990
Construction	1,101	187	2,646	3,934	—	2,646
Commercial business loans	200	119	445	764	—	714
Installment and collateral	11	4	34	49	—	34

Total	$9,211	$1,944	$8,424	$19,579	$—	$12,360

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2011.

	March 31, 2011
						Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized on a
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$4,868	$4,868	$—	$4,836	$51	$51
Commercial	1,170	1,170	—	1,782	36	36
Construction	2,171	2,171	—	2,409	—	—
Commercial business loans	382	382	—	330	8	8
Installment and collateral	2	2	—	5

Total	8,593	8,593	—	9,362	95	95

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,675	1,944	269	1,557	18	18
Commercial	1,722	1,797	75	1,196	—	—
Construction	—	—	—	—	—	—
Commercial business loans	449	665	216	551	4	4
Installment and collateral	22	31	9	29	1	1

Total	3,868	4,437	569	3,333	23	23

Total	$12,461	$13,030	$569	$12,695	$118	$118

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Once a loan is 90 days delinquent or either the borrower or the loan collateral experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. A loan is classified as a troubled debt restructuring if we grant a concession to the borrower due to the borrower’s financial difficulties. Concessions may include reducing an interest rate to below market terms, extending the maturity date with an interest rate lower than the existing contractual rate, capitalizing past due interest or granting partial forgiveness of indebtedness.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Non-performing assets:
Residential real estate(1)	$5,331	$4,638
Commercial real estate	2,653	2,675
Construction	2,171	2,646
Commercial business loans	382	714
Installment and other loans	33	34

Total non-accrual loans(2)	10,570	10,707
Accruing loan past due 90 days or more	—	—
Troubled debt restructurings	2,460	1,653

Total non-performing loans	13,030	12,360
Other real estate owned	716	990

Total non-performing assets	$13,746	$13,350

Total non-performing loans to total loans	0.91%	0.87%
Total non-performing assets to total assets	0.72%	0.80%
Allowance for loan losses as a percent of total loans	1.05%	1.00%
Allowance for loan losses as a percent of non-performing loans	115.32%	115.79%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $704,000 and $677,000 at March 31, 2011 and December 31, 2010, respectively.
Management has established the allowance for loan loss in accordance with GAAP for the period ending March 31, 2011 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2011 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first quarter of 2011 and the five-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $121.7 million and $120.5 million as of March 31, 2011 and December 31, 2010, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 257%.

Mortgage servicing assets are included in other assets on the statements of condition. The activity for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$858	$475
Additions	48	497
Amortization	(53)	(114)

Balance, end of period	853	858

Valuation allowances:
Balance at beginning of period	—	—
Write-downs	(21)	—

Balance, end of period	(21)	—

Mortgage servicing assets, net	$832	$858

Fair value of mortgage servicing assets at end of period	$1,052	$1,011

7.	Other Real Estate Owned

Other real estate owned was $716,000 as of March 31, 2011 compared to $990,000 at December 31, 2010. Other real estate owned consisted of $588,000 of commercial real estate properties and $128,000 of residential real estate properties which are held for sale at March 31, 2011. Other income totaling $3,000 was generated in the first quarter of 2011 from the rental of other real estate owned property. Other real estate owned expenses were $59,000 and $368,000 for the quarters ended March 31, 2011 and 2010, respectively.

The following is a summary of the activity for other real estate owned:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$990	$3,061
Additions	184	108
Proceeds from sales	(426)	(39)
(Loss) gain on sales	(32)	1

Balance, end of period	$716	$3,131

8.	Benefit Plans

The following information pertains to the Company’s benefit plans. The amounts related to the Pension Plan, Supplemental Plans and the SERPs are reflected in the tables that follow as “Pension Plans.” The amounts related to the Company’s post-retirement medical, health and life insurance benefit plans for retirees and employees hired prior to March 1, 1993 are reflected in the tables that follow as “Other Post-Retirement Benefits.”

Components of Net Periodic Benefit Cost

			Other Post-Retirement
	Pension Plans		Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Service cost	$215	$207	$5	$4
Interest cost	340	319	31	30
Expected return on plan assets	(418)	(365)	—	—
Amortization of net actuarial losses	140	140	19	15
Amortization of prior service cost (benefit)	(2)	(9)	2	5

Net periodic benefit cost	$275	$292	$57	$54

For the three months ended March 31, 2011, the Company contributed $27,000 to the post-retirement benefit plan. The Company anticipates contributing an additional $118,000 in the remaining nine months of 2011 to the post-retirement benefit plan.

The Company contributed $800,000 to the Pension Plan in April 2011 and expects no more contributions in the remaining nine months of 2011.

The Company contributes to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution for all employees that are fully vested. The 401(k) expense for the three months ended March 31, 2011 and 2010 was $151,000 and $133,000, respectively.

While management believes the assumptions used to estimate expenses related to pension and other post-retirement benefits are reasonable and appropriate, actual experience may significantly differ. The pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.25% and a discount rate of 6.00% for the year ending December 31, 2011. In developing our expected long-term rate of return assumption, we evaluated input from our actuary and investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions, and their review of historical returns based on the current target asset allocations of 62% equity securities, 33% debt securities and 5% real estate. We regularly review our asset allocation and periodically rebalance our investments when considered appropriate. While all future forecasting contains some level of estimation error, we continue to believe that 8.25% falls within a range of reasonable long-term rate of return expectations for our pension plan assets. The Company recognizes the funded status of defined benefit plans in its consolidated statement of condition and measures its plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of condition.

9.	Share-Based Compensation

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the

Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of March 31, 2011, there were 24,406 restricted stock shares and 417,438 stock options that remain available for future grants under the Plan. There were 6,166 restricted shares and 44,685 stock options awards granted in 2011.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $112,000, with a related tax benefit recorded of $39,000, for the three months ended March 31, 2011 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $15,000, and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefit expense) was $97,000. The quarter ended March 31, 2011 includes $47,000 related to 3,542 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first three months of 2011.

Stock Options: The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2011:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)
Stock options outstanding at December 31, 2010(1)	846,107	$8.44
Granted	44,685	10.54
Exercised	—	—
Forfeited or expired	—	—
Stock options outstanding at March 31, 2011	890,792	$8.54	7.2	$6,946
Options exercisable at March 31, 2011	702,089	$8.73	6.8	$—

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The aggregate fair value of vested options was $122,000 and $85,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the unrecognized cost related to the stock options awarded of $467,000 will be recognized over a weighted-average period of 3.1 years.

The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of 2011 stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

2011
Weighted per share average fair value of options granted	$4.14
Assumptions:
Risk-free interest rate	2.35%
Expected volatility	49.77%
Expected dividend yield	2.47%
Expected life of options granted	6.0 years
The expected volatility was determined using both the Company’s historical trading volatility as well as the historical volatility of an index published by SNL Financial for mutual holding company’s common stock over the expected average life of the options. The index was used as the Company’s previous structure was as a mutual holding company and the stock has been publicly traded since May 23, 2005.

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

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the three months ended March 31, 2011:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested as of December 31, 2010(1)	41,916	$7.27
Granted	6,166	10.54
Vested	(13,287)	7.66
Forfeited	—	—
Unvested as of March 31, 2011	34,795	$7.71

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The fair value of restricted shares that vested during the three months ended March 31, 2011 and 2010 was $102,000 and $89,000, respectively. There were 6,166 shares of restricted stock granted during the three months ended March 31, 2011. As of March 31, 2011, there was $240,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.7 years.

Of the remaining unvested restricted stock, 3,562 shares will vest in 2011, 16,848 shares in 2012, 8,357 shares in 2013, 4,795 shares in 2014 and 1,233 in 2015. All unvested restricted stock shares are expected to vest.

10.	Income Taxes

As of March 31, 2011 and December 31, 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years after December 31, 2006.

As of March 31, 2011 and December 31, 2010, the Company has not accrued any interest and penalties related to certain tax positions.

11.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

		Net Unrealized Gain
	Minimum Pension	on Available For	Accumulated Other
	Liability	Sale Securities	Comprehensive Loss
	(In thousands)
December 31, 2010	$(5,315)	$4,033	$(1,282)
Change	110	755	865

March 31, 2011	$(5,205)	$4,788	$(417)

The following table summarizes comprehensive income and the related tax effects for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
(In thousands)
Net loss	$(1,022)
Unrealized gain on securities available for sale	1,161
Income tax provision	406

Net unrealized gain on securities available for sale	755

Benefit plan amortization	169
Income tax provision	59

Net benefit plan amortization	110

Total other comprehensive income, net of tax	865

Total comprehensive loss	$(157)

12.	Commitments and Contingencies

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit:
Commitments to grant loans	$37,568	$68,993
Undisbursed construction loans	84,173	87,544
Undisbursed home equity lines of credit	155,092	143,904
Undisbursed commercial lines of credit	58,803	60,587
Standby letters of credit	10,428	10,368
Unused checking overdraft lines of credit	89	94

Total	$346,153	$371,490

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

13.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2011, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2011 and December 31, 2010 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be Well
			Minimum For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
March 31, 2011
Total capital to risk weighted assets	$254,746	18.6%	$109,333	8.0%	$136,666	10.0%
Tier I capital to risk weighted assets	239,345	17.5	54,676	4.0	82,014	6.0
Tier I capital to adjusted total average assets	239,345	13.3	72,201	4.0	90,251	5.0

December 31, 2010
Total capital to risk weighted assets	$167,793	12.7%	$105,530	8.0%	$131,913	10.0%
Tier I capital to risk weighted assets	153,090	11.6	52,744	4.0	79,116	6.0
Tier I capital to adjusted total average assets	153,090	9.1	67,515	4.0	84,394	5.0

Rockville Financial, Inc.:
March 31, 2011
Total capital to risk weighted assets	$350,660	25.7%	$109,368	8.0%	N/A	N/A
Tier I capital to risk weighted assets	335,259	24.5	54,669	4.0	N/A	N/A
Tier I capital to adjusted total average assets	335,259	18.2	73,562	4.0	N/A	N/A

December 31, 2010
Total capital to risk weighted assets	$181,178	13.7%	$105,566	8.0%	N/A	N/A
Tier I capital to risk weighted assets	166,475	12.6	52,765	4.0	N/A	N/A
Tier I capital to adjusted total average assets	166,475	10.4	64,090	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of March 31, 2011, $21.0 million is available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Total capital per financial statements	$336,074	$166,428
Accumulated other comprehensive loss	417	1,282
Intangible assets	(1,149)	(1,149)
Servicing assets	(83)	(86)

Total Tier 1 capital	335,259	166,475
Allowance for loan and other losses includible in Tier 2 capital	15,401	14,703

Total capital per regulatory reporting	$350,660	$181,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. These risks and uncertainties could cause our results to differ materially from those set forth in such forward-looking statements.
Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “targeted” and similar expressions, and future or conditional verbs, such as “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements but are not the only means to identify these statements.
Forward-looking statements involve risks and uncertainties. Actual conditions, events or results may differ materially from those contemplated by a forward-looking statement.
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers and our mutual holding company structure.

•	Further implementation of our stock benefit plans could increase our costs, which will reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and is expected to result in dramatic regulatory changes that will affect the industry in general, and impact the Company’s competitive position in ways that can’t be predicted at this time.
Any forward-looking statements made by or on behalf of us in this Form 10-Q speak only as of the date of this Form 10-Q. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should; however, consult any further disclosures of a forward-looking nature we may make in future filings.

Overview
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
The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base.
Critical Accounting Policies
The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, income taxes, pension and other post-retirement benefits and share-based compensation.
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
General component:
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the first quarter of 2011.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential first and second mortgages — The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.
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
Commercial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.
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
The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas. The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as, estimated losses inherent in our portfolio that are probable, but not specifically identifiable.
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
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first quarter of 2011, the Company experienced losses totaling $29,000 consisting of one available for sale equity security which was deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of U.S. government-sponsored mortgage-backed securities with no unrealized losses at March 31, 2011. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by an allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.
In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2006. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2011, our net deferred tax asset was $11.2 million and there was no valuation allowance.

Pension and Other Post-retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”).
In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees. Participants or eligible employees hired before March 1993 become eligible for the benefits if they retire after reaching age 62 with five or more years of service. A fixed percent of annual costs are paid depending on length of service at retirement. We accrue for the estimated costs of these other post-retirement benefits through charges to expense during the years that employees render service. The Company makes contributions to cover its current benefits paid under this plan.
Management believes the policy for determining pension and other post-retirement benefit expenses is critical because judgments are required with respect to the appropriate discount rate, rate of return on assets, salary increases and other items. Management reviews and updates the assumptions annually. If our estimate of pension and post-retirement expense is too low we may experience higher expenses in the future reducing our net income. If our estimate is too high, we may experience lower expenses in the future increasing our net income.
Share-based Compensation: The Company accounts for stock options and restricted stock based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. The Company uses the Black-Scholes option valuation model to value stock options. Determining the appropriate fair-value model and calculating the estimated fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. The Company develops estimates based on historical data and market information which can change significantly over time.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2011and 2010.
Income Statement Summary

	For the Three Months Ended
	March 31,
	2011	2010	Change
	(In thousands)
Net interest income	$13,395	$13,398	$(3)
Provision for loan losses	752	903	(151)
Non-interest income	1,688	1,687	1
Non-interest expense	15,944	9,635	6,309

(Loss) income before income taxes	(1,613)	4,547	(6,160)
Income tax (benefit) provision	(591)	1,693	(2,284)

Net (loss) income	$(1,022)	$2,854	$(3,876)

For the three months ended March 31, 2011, the Company experienced a loss before income taxes of $1.6 million, a $6.2 million decline as compared to the same period ended March 31, 2010. The decrease in net income primarily resulted from a one-time contribution of $5.0 million, $3.3 million after tax, made by the

Company to the Rockville Bank Foundation, Inc. which represented 3.0% of the net proceeds of the stock conversion offering. The $3,000 decrease in net interest income was due to the combination of a decrease of $212,000 in interest and dividend income and a $209,000 decrease in total interest expense despite growth in average earning assets of $232.5 million and $75.1 million in interest-bearing deposits which were neutralized by the effects of current lower interest rates.
Non-interest expense increased $6.3 million for the quarter-ended March 2011 compared to the same period in 2010. In addition to the $5.0 million contribution to the Rockville Bank Foundation, Inc., increases in salaries and employee benefits of $881,000, service bureau fees of $60,000, occupancy and equipment of $39,000, professional fees of $294,000, marketing and promotions of $50,000 and FDIC assessments of $114,000 were partially offset by lower other real estate owned expense of $309,000. Income before income taxes decreased $6.2 million to a loss of $1.6 million in the first quarter of 2011 compared to $4.5 million of income for the same period last year.
The provision for loan losses declined $151,000 to $752,000 in the first quarter 2011 from the same period last year, the level determined by management to be adequate based on continued assessments of estimated exposure on impaired loans.
Net Interest Income Analysis
Average Balance Sheets, Interest and Yields/Costs: The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2011			2010
		Interest and	Yield/		Interest and
	Average Balance	Dividends	Cost	Average Balance	Dividends	Yield/ Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,414,634	$17,535	4.96%	$1,356,843	$17,641	5.20%
Investment securities	137,819	1,166	3.38	119,345	1,300	4.36
Federal Home Loan Bank stock	17,007	13	0.31	17,007	—	—
Other earning assets	156,992	15	0.04	762	—	—

Total interest-earning assets	1,726,452	18,729	4.34	1,493,957	18,941	5.07

Non-interest-earning assets	113,814			66,449

Total assets	$1,840,266			$1,560,406

Interest-bearing liabilities:
NOW and money market accounts	$345,363	357	0.41	$341,796	404	0.47
Savings accounts (5)	167,331	118	0.28	150,406	128	0.34
Time deposits	551,217	2,436	1.77	485,227	2,468	2.03

Total interest-bearing deposits	1,063,911	2,911	1.09	977,429	3,000	1.23
Advances from the Federal Home Loan Bank	254,953	2,423	3.80	266,294	2,543	3.82
Total interest-bearing liabilities	1,318,864	5,334	1.62%	1,243,723	5,543	1.78%

Non-interest-bearing liabilities	301,733			157,181

Total liabilities	1,620,597			1,400,904
Stockholders’ equity	219,669			159,502

Total liabilities and stockholders’ equity	$1,840,266			$1,560,406

Net interest income		$13,395			$13,398

Net interest rate spread (2)			2.72%			3.29%
Net interest-earning assets (3)	$407,588			$250,234

Net interest margin (4)			3.10%			3.59%
Average interest-earning assets to average interest-bearing liabilities	130.90%			120.12%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.
Rate-Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended
	March 31, 2011
	Compared to
	March 31, 2010
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(in thousands)
Interest and dividend income:
Loans receivable	$735	$(841)	$(106)
Securities interest, dividends & income from other assets	984	(1,090)	(106)

Total earning assets	1,719	(1,931)	(212)

Interest expense:
NOW and money market accounts	4	(51)	(47)
Savings accounts	13	(23)	(10)
Time deposits	313	(345)	(32)

Total interest-bearing deposits	330	(419)	(89)
FHLB Advances	(108)	(12)	(120)

Total interest-bearing liabilities	222	(431)	(209)

Change in net interest income	$1,497	$(1,500)	$(3)

Net Interest Income: Net interest income before the provision for loan loss was $13.4 million for the three months ended March 31, 2011 and 2010. The $3,000 decrease in net interest income was due to the combination of an increase in average interest-earning assets of $232.5 million and a reduction in the yield on earning assets of 73 basis points and an increase of $86.5 million of interest-bearing deposits and a 14 basis point reduction to the deposit cost of funds and an $11.3 million reduction in FHLB borrowings with a 2 basis point reduction in the cost of borrowing.
Average earning assets increased by $232.5 million, or 15.6%, to $1.73 billion. Most of the increase was due to the additional $168.0 million in net proceeds received from the Company’s stock conversion in the first quarter of 2011. In the first quarter of 2011 interest income on earning assets was $18.7 million, a decrease of $212,000, yielding an average of 4.34%, a decrease of 73 basis points, as compared to the same period of 2010. Average interest-bearing liabilities increased $75.1 million, or 6.0%, to $1.32 billion for the three months ended March 31, 2011, costing an average of 1.62%, a decrease of 16 basis points. Average time deposits increased $66.0 million in the first quarter of 2011. Average NOW and money market account balances increased $3.6 million and average savings account balances increased $16.9 million compared to the same period last year. In the first quarter of 2011, the cost of interest-bearing liabilities was $5.3 million, a decrease of $209,000 from the same period last year.
The increase in the average interest-earning assets reflects the net impact of continued strong average loan growth of $57.8 million and an average increase in investment securities of $18.5 million. The increase in average interest-bearing liabilities reflects the net impact of continued growth of average core interest-bearing deposits of $20.5 million and time deposits of $66.0 million which was offset by reductions in FHLB borrowings of $11.3 million. Average net interest-earning assets increased by $157.4 million to $407.6 million due to the additional proceeds from the conversion of the Company’s stock in the first quarter 2011. The Company’s net interest margin declined 49 basis points to 3.10% compared to 3.59% for the same period in the prior year as the net proceeds from the stock conversion were placed in relatively low-yielding short-term investments. Current strategies include expanding our retail and residential lending, which comprise a significant portion of our portfolio as well expanding our commercial real estate and commercial business loans. We routinely consider and assess branch expansion opportunities within and outside our market area.
The Company’s net interest rate spread decreased 57 basis points to 2.72% from 3.29% in the first quarter 2010 due to a decrease of 73 basis points in the earning asset yield, partially offset by a 16 basis point reduction in the cost of funds.

Interest and Dividend Income: Interest and dividend income decreased $212,000, or 1.1%, to $18.7 million for the three months ended March 31, 2011 from $18.9 million for the same period in the prior year. An increase of $18.5 million of average investment securities along with a 98 basis point decline in rates accounted for a $134,000 reduction in interest and dividend income on investment securities. Interest income on loans receivable decreased $106,000, or 0.60%, to $17.5 million. The decrease in loan interest income was due a 24 basis point reduction on average loan yields which was partially offset by an increase in average loans for the period of $57.8 million, or 4.3%. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s yield on interest-earning assets decreased 73 basis points to 4.34% from 5.07%. The decrease in the average yield was attributable to the addition of new loans and investments at lower yields than the first quarter last year, runoff of loans at yields higher than that currently offered and adjustable rate loans repricing downward. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended March 31, 2011 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 13 basis points during the past year to 0.30% at March 31, 2011 compared to 0.43% at March 31, 2010.
Interest Expense: Interest expense for the three months ended March 31, 2011 decreased $209,000, or 3.8%, to $5.3 million from $5.5 million compared to the same period last year. The savings resulted from a decrease of 16 basis points paid on average interest-bearing liabilities in combination with a $75.1 million, or a 6.0%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact the sustained low interest rate environment had on the Bank’s time deposits during the first quarter of 2011 resulting in expense savings of $209,000. Average balances on interest-bearing deposits rose to $1.06 billion, an increase of $86.5 million led by the growth in time deposits of $66.0 million, followed by savings accounts of $16.9 million and NOW and money market accounts of $3.6 million. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. The additional equity generated from the stock conversion and the current market conditions have allowed the Company to eliminate its demand for new wholesale borrowings. Average outstanding advances from the Federal Home Loan Bank were $255.0 million, down $11.3 million from the first quarter of 2010. The interest rate on these borrowings averaged 3.80%, a decrease of 2 basis points compared to the average rate of 3.82% last year.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $752,000 for the three months ended March 31, 2011, as compared to $903,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At March 31, 2011, the allowance for loan losses totaled $15.0 million, which represented 1.05% of total loans and 115.32% of non-performing loans compared to an allowance for loan losses of $14.3 million, which represented 1.00% of total loans and 115.79% of non-performing loans as of December 31, 2010.
Potential problem loans: The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated special mention, substandard or doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. Typically, loans risk rated Substandard or more severe are transferred to the Special Assets area. All special mention, substandard and doubtful loans are included on the Company’s “watchlist” which is updated quarterly. See Footnote 6 — Loans Receivable and Allowance for Loan Losses in the accompanying Interim Financial Statements for further information.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At March 31, 2011, watchlist loans totaled $60.6 million, of which $47.6 million are not considered impaired.

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
Non-interest income, which increased $1,000 to $1.7 million for the first quarter 2011 compared to the same quarter last year, was mainly the result of an increase in service charges and fees of $354,000 which was offset by a reduction of $188,000 on the sale of securities in the first quarter of 2011, a $29,000 other-than-temporary loss on one available for sale security and the receipt of $100,000 less in net gains on the sale of loans. Service charges and fees increased to $1.6 million in the first quarter of 2011 from $1.2 million in the same period last year. The increase resulted primarily from an increase of $349,000 in loan fee income generated by Rockville Bank Mortgage, Inc. which began operations in January 2010 and an additional $83,000 in ATM fees, generated partially from the elimination of service charge waivers to the SUM network (an interbank network of ATM service providers) customers, which was offset by a net reduction in insufficient funds fees totaling $42,000 and reductions in loan servicing income of $25,000 and Infinex fees of $9,000 compared to the first quarter of 2010.
During the first quarter of 2011, the Company realized gains of $59,000 on the sale of fixed rate residential mortgages compared to $159,000 for the same period last year. The Company’s asset-liability committee’s strategy continues to include sales of longer-term, fixed rate residential mortgages in the secondary market; however, sales volume of fixed rate residential mortgages has fallen in 2011 due to lower demand. There were no gains on the sale of securities in the first quarter of 2011compared to $188,000 for the quarter ended March 31, 2010. There was $29,000 of other-than-temporarily impairment securities in the first quarter of 2011 compared to none in the first quarter of 2010.
Non-interest Expense: The following table summarizes non-interest expense for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010	Change
	(In thousands)
Salaries and employee benefits	$5,671	$4,790	$881
Service bureau fees	1,059	999	60
Occupancy and equipment	1,166	1,127	39
Professional fees	684	390	294
Marketing and promotions	324	274	50
FDIC assessments	514	400	114
Other real estate owned	59	368	(309)
Contribution to Rockville Bank Foundation	5,043	—	5,043
Other	1,424	1,287	137

Total non-interest expense	$15,944	$9,635	$6,309

Non-interest expense increased $6.3 million, or 65.5%, to $15.9 million for the three months ended March 31, 2011 compared to $9.6 million for the same period in the prior year. Salary and employee benefits expense increased $881,000, which was mainly attributable to increases in salary and related payroll tax expense of $544,000, bonus accruals of $154,000 and ESOP expense of $135,000. Service bureau fees increased $60,000 as the result of higher ATM servicing fees of $25,000, other service bureau fees of $35,000 and wide-area network servicing fees of $1,000. Occupancy and equipment expense increased $39,000 mainly due to increases in janitorial service and supplies expense of $34,000, rent expense of $31,000 and real estate taxes of $19,000 which was offset by reductions in depreciation expense of $42,000. Professional fees increased $294,000 in the first quarter 2011 compared to the first quarter of 2010 which was attributable to an increase of consulting fees as management retained consultation to evaluate our infrastructure needs as we prepare to leverage our capital and accelerate our growth following the second step conversion. Marketing and promotions expense increased $50,000 mainly due to the introduction of the Company’s new chief executive officer and increased advertising to take advantage of competitive opportunities. Other real estate owned expense decreased $309,000 for the quarter ended March 31, 2011, as the average recorded value of OREO properties declined $2.2 million compared to the same quarter last year. During the first quarter, the Company contributed $5.0 million to the Rockville Bank Foundation, Inc. which represented 3.0% of the net proceeds from the second-step conversion.
The following table summarizes significant components of other non-interest expense for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010	Change
	(In thousands)
Telephone	$53	$48	$5
Postage	132	113	19
Collections	79	163	(84)
Directors fees and stock expense	153	171	(18)
Courier services	74	76	(2)
Mortgage loan servicing	53	71	(18)
Mortgage appraisal / credit reports	118	64	54
Dues and subscriptions	58	50	8
Printing and forms	72	103	(31)
Other	632	428	204

Total other non-interest expense	$1,424	$1,287	$137

Income Tax Provision: The income tax benefit was $591,000 for the first quarter of 2011, resulting from the $1.6 million loss before taxes, compared to income tax expense of $1.7 million on pretax income of $4.5 million in the first quarter of last year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 36.6% and 37.2% of pretax (loss) income for the three months ended March 31, 2011 and 2010, respectively.
Due to recent changes in statutes of various nearby states, in 2010 the Company reviewed its filing requirements and revenues received from customers from other states. In 2010, the Company began paying Massachusetts state income tax on a portion of our income and will file a corporation income tax return for 2010 with the State of Massachusetts.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Summary: The Company’s total assets increased $221.8 million, or 13.2%, to $1.90 billion at March 31, 2011, from $1.68 billion at December 31, 2010, primarily due to the second-step conversion completed on March 3, 2011 which raised $168.0 million. Proceeds from the conversion were used to purchase short-term investments, available for sale securities and to pay off maturing FHLB advances. Cash and cash equivalents increased to $229.7 million, or 278.3%, at March 31, 2011 from $60.7 million at December 31, 2010. Available for sale securities increased to $173.3 million, or 38.2%, at March 31, 2011 from $125.4 million at year end. Net loans receivable increased $6.8 million, or 0.5%, to $1.42 billion at March 31, 2011 compared to December 31, 2010.
Deposits increased $29.8 million, or 2.4%, from December 31, 2010, to $1.25 billion at March 31, 2011. Interest-bearing deposits grew $33.2 million in the first three months of 2011 to $1.08 billion from $1.05 billion at December 31, 2010. Non-interest-bearing deposits totaled $165.3 million at March 31, 2011, a decrease of $3.4 million from year end 2010. Federal Home Loan Bank advances decreased $10.0 million, or 3.8%, to $251.4 million at March 31, 2011 from $261.4 million at December 31, 2010.
Total stockholders’ equity increased $169.6 million, or 101.9%, to $336.1 million at March 31, 2011 compared to $166.4 million at December 31, 2010. This was due to the capital raised in the second-step conversion completed in the first quarter of 2011. As a result, common stock increased $168.0 million, net of retired treasury shares totaling $9.5 million, and additional paid-in capital increased $9.8 million resulting in a net increase in total capital of $169.6 million. Also contributing to the increase in equity was a decrease of $865,000 in the accumulated other comprehensive loss, net of tax. Increases in the level of unallocated ESOP shares to $10.3 million, which were purchased after the second-step conversion, the reduction of retained earnings created by the payment of the first quarter dividend and the first quarter 2011 loss combined to reduce total equity by $9.1 million.
Investment Securities: At March 31, 2011, the Company’s investment portfolio of $185.6 million, or 9.8% of total assets, consisted of available for sale securities of $173.3 million and held to maturity securities of $12.2 million. The increase in available for sale securities of $47.9 million from year end was mainly due to the purchase of $34.6 million of government-sponsored enterprise mortgage-backed investments and $16.8 million of U.S. Government-sponsored enterprise investments offset by $4.7 million of principal payments of government-sponsored enterprise mortgage-backed securities. At March 31, 2011, the available for sale securities portfolio was comprised of $51.8 million in U.S. Government and U.S. Government-sponsored enterprise securities, $5.9 million in corporate bonds, $97.0 million in U.S. Government-sponsored mortgage-backed securities and $11.3 million in marketable equity securities. The net unrealized gains on available for sale securities increased $1.2 million to $7.4 million at March 31, 2011 from $6.2 million at December 31, 2010. The increase in the net unrealized gains on investment securities available for sale reflects the positive impact that decreasing long-term investment market rates had on the debt securities portfolio during the first three months of 2011. The held to maturity securities portfolio had an amortized cost of $12.2 million comprised of U.S. Government-sponsored mortgage-backed securities that had a fair market value of $13.1 million at March 31, 2011. Principal payments totaling $1.4 million were made in held to maturity securities during the three months ended March 31, 2011; there were no purchases.
Lending Activities: Net loans receivable increased $6.8 million to $1.42 billion at March 31, 2011. The increase was primarily due to increases in commercial real estate loans of $9.2 million and commercial business loans of $3.8 million. Residential real estate loans decreased $4.8 million to $715.2 million due to the Company’s decision to sell fixed rate residential loans in the secondary market as a result of the historically low market rates. Real estate construction loans decreased $139,000 to $78.5 million from year end. As of March 31, 2011 and December 31, 2010, commercial business loans consisted of $19.2 million and $19.6 million, respectively, of loans fully guaranteed by the United States Department of Agriculture.
Deposits: Deposits increased $29.8 million to $1.25 billion at March 31, 2011 compared to $1.22 billion at December 31, 2010. At March 31, 2011, non-interest-bearing deposits were $165.3 million, a decrease of $3.4 million and interest-bearing deposits were $1.08 billion, an increase of $33.2 million, compared to December 31, 2010. Money market and investment savings account balances were $231.7 million, an increase of $4.7 million, regular savings and club account balances were $170.9 million, an increase of $8.5 million, and NOW account balances were $117.8 million, an increase of $441,000 as compared to December 31, 2010. Certificates of deposit balances were $563.4 million, an increase of $19.5 million in the first three months of 2011 compared to year end resulting from the introduction of a new, 13-month certificate of deposit yielding 1.25%, adding $29.9 million in deposit balances. At March 31, 2011, core deposits were $685.7 million, an increase of $10.3 million compared to December 31, 2010. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.
Liquidity and Capital Resources: The Company maintains liquid assets at levels the Company considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund loan commitments, repay its borrowings, fund deposit outflows, pay escrow obligations on all items in the loan portfolio and to fund operations. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.
The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. The Company sets the interest rates on our deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2011, $229.7 million of the Company’s assets were invested in cash and cash equivalents compared to $60.7 million at December 31, 2010. Most of this growth was recorded in short-term investments which increased $141.1 million at March 31, 2011 due to the receipt of $168.0 million in net proceeds from the second-step conversion. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

For the three months ended March 31, 2011, net loans receivable increased $6.8 million due to increased levels of commercial real estate and commercial business loans. Total net loan originations declined $13.3 million from the same period last year. The Company purchased $51.6 million of available for sale investment securities during the three months ended March 31, 2011. There were no sales of available for sale securities in the first three months of 2011. The Company received $4.7 million in net principal reductions on available for sale mortgage-backed securities and $1.4 million in principal payments on held to maturity securities during the three months ended March 31, 2011. There were no calls and $100,000 of maturities of investment securities during the three months ended March 31, 2011.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2011, the Company had $251.4 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $116.9 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $569.9 million at March 31, 2011.
At March 31, 2011, the Company had outstanding commitments to originate loans of $37.6 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $308.6 million. At March 31, 2011, time deposits scheduled to mature in less than one year totaled $398.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
General: The majority of the Company’s assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.
The Company has sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. Additionally, in the first quarter of 2009, the Company began selling fixed rate residential mortgages to the secondary market. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage Increase
(Decrease) in
Estimated
Net Interest Income
Over 12 Months
400 basis point increase in rates	9.31%
50 basis point decrease in rates	(1.85)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At March 31, 2011, income at risk (i.e., the change in net interest income) increased 9.31% and decreased 1.85% based on a 400 basis point average increase or a 50 basis point average decrease, respectively. At March 31, 2011, return on assets is modeled to increase by 18 basis points and decrease 3 basis points based on a 400 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various litigation matters arising in the ordinary course of business. Although the ultimate resolution of these matters cannot be determined at this time, management of the Company does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

Item 1A. Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 3, 2011, Rockville Financial, Inc. completed its stock offering in connection with the second-step conversion of Rockville Financial MHC, Inc. As part of the conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. A total of 17,109,886 shares representing Rockville Financial MHC, Inc.’s ownership interest in Rockville Financial, Inc. were sold by New Rockville Financial, Inc. in a subscription offering. Pursuant to a Registration Statement on Form S-1 shares of New Rockville Financial, Inc. were sold for a purchase price of $10.00 per share. In addition, each outstanding share of Rockville Financial, Inc. as of March 3, 2011 was exchanged for 1.5167 shares of New Rockville Financial, Inc. common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011. As a result of completion of the offering, 29,501,170 shares of Rockville Financial, Inc. common stock were outstanding as of March 31, 2011.
A total of $168.0 million, net of offering costs of $3.1 million, was raised as of March 3, 2011. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock. For their services, KBW received fees totaling $1.4 million. Other significant expenses included legal fees of $450,000, word processing and printing fees of $400,000, accounting fees of $302,000, and interest paid on stock order refunds totaling $47,000.
Fifty percent of the net proceeds, or $84.0 million, of the stock offering were contributed to Rockville Bank. Three percent, or $5.0 million, of the net proceeds were contributed to the Rockville Bank Foundation, Inc. with the balance of the second-step proceeds, or $79.0 million, retained by Rockville Financial, Inc. Rockville Financial, Inc. utilized $7.1 million of the proceeds to purchase 684,395 shares of common stock in the open market for the Employee Stock Ownership Plan (“ESOP”).
Initially, both Rockville Financial, Inc. and Rockville Bank have invested the net proceeds from the stock offering in short-term investments, government agency securities and mortgage-backed securities. In addition, some of the proceeds were used to pay off maturing FHLB borrowings. Current strategies include expanding our retail and residential lending, which comprise a significant portion of our portfolio as well expanding our commercial real estate and commercial business loans. We routinely consider and assess branch expansion opportunities within and outside our market area.
Rockville Financial, Inc.’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol “RCKB.”
Repurchase of Equity Securities During 2011:
Effective January 2008, the Company adopted a plan to repurchase up to 978,400 of our outstanding shares of common stock on the open market. At December 31, 2010, there were 674,718 shares available to be purchased under this program (based on the Reorganization exchange ratio of 1.5167, this is 1,483,939 shares). These shares were cancelled during the conversion; Rockville Financial, Inc. is prohibited from purchasing its shares for one year following the conversion except for limited purposes.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None

Item 6. Exhibits
2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

4.1	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010)

10.2.1.	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John L. Lund, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank Christopher E. Buchholz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 (incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.4.3	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.5 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 1, 2011(incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

14	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith.

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ John T. Lund
John T. Lund
SVP, Chief Financial Officer and Treasurer

Date: May 10, 2011