Form 10-Q
period 2011-06-30
Rockville Financial, Inc. /CT/
filed 2011-08-09
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2011.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of July 29, 2011, there were 29,506,948 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
(In Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$30,502	$16,692
Short-term investments	50,230	44,016

Total cash and cash equivalents	80,732	60,708
AVAILABLE FOR SALE SECURITIES-At fair value	153,838	125,447
HELD TO MATURITY SECURITIES-At amortized cost	11,327	13,679
LOANS HELD FOR SALE	—	380
LOANS RECEIVABLE (Net of allowance for loan losses of $15,328 in 2011 and $14,312 in 2010)	1,430,609	1,410,498
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,578	4,176
DEFERRED TAX ASSET-Net	7,744	11,327
PREMISES AND EQUIPMENT-Net	14,507	14,912
GOODWILL	1,149	1,149
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	10,648	10,459
OTHER REAL ESTATE OWNED	148	990
CURRENT FEDERAL TAX RECEIVABLE	7,603	—
PREPAID FDIC ASSESSMENTS	2,930	3,875
OTHER ASSETS	3,857	3,466

	$1,746,677	$1,678,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$166,863	$168,736
Interest-bearing	1,110,007	1,050,524

Total deposits	1,276,870	1,219,260
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	6,418	6,131
ADVANCES FROM THE FEDERAL HOME LOAN BANK	116,892	261,423
AVAILABLE FOR SALE SECURITIES PAYABLE	—	10,534
ACCRUED EXPENSES AND OTHER LIABILITIES	14,372	14,297

TOTAL LIABILITIES	1,414,552	1,511,645

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 and 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,506,948 and 29,653,088 shares issued and 29,506,948 and 28,610,081 outstanding at June 30, 2011 and December 31, 2010, respectively)	243,776	85,249
Additional paid-in capital	14,932	4,789
Unearned compensation — ESOP	(10,028)	(3,478)
Treasury stock, at cost (1,043,007 shares at December 31, 2010)	—	(9,495)
Retained earnings	86,522	90,645
Accumulated other comprehensive loss, net of tax	(3,077)	(1,282)

TOTAL STOCKHOLDERS’ EQUITY	332,125	166,428

	$1,746,677	$1,678,073

See accompanying notes to unaudited consolidated financial statements

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans	$17,481	$17,357	$35,016	$34,998
Securities-interest	1,286	1,145	2,335	2,342
Securities-dividends	149	115	279	218
Interest-bearing deposits	16	3	31	3

Total interest and dividend income	18,932	18,620	37,661	37,561

INTEREST EXPENSE:
Deposits	2,897	2,853	5,808	5,853
Borrowed funds	2,265	2,608	4,688	5,151

Total interest expense	5,162	5,461	10,496	11,004

Net interest income	13,770	13,159	27,165	26,557

PROVISION FOR LOAN LOSSES	754	909	1,506	1,812

Net interest income after provision for loan losses	13,016	12,250	25,659	24,745

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on equity securities	—	—	(29)	—
Service charges and fees	1,682	1,992	3,278	3,234
Net gain from sales of securities	6,201	—	6,201	188
Net gain from sales of loans	—	364	59	523
Other income (loss)	(64)	9	(2)	107

Total non-interest income	7,819	2,365	9,507	4,052

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,613	4,831	12,284	9,621
Service bureau fees	1,128	987	2,187	1,986
Occupancy and equipment	1,100	1,055	2,266	2,182
Professional fees	498	368	1,182	758
Marketing and promotions	441	397	765	671
FDIC assessments	506	401	1,020	801
Other real estate owned	15	99	74	467
Contribution to Rockville Bank Foundation, Inc.	—	—	5,043	—
Loss on extinguishment of debt	8,914	—	8,914	—
Other	1,493	1,254	2,917	2,541

Total non-interest expense	20,708	9,392	36,652	19,027

INCOME (LOSS) BEFORE INCOME TAXES	127	5,223	(1,486)	9,770

INCOME TAX PROVISION (BENEFIT)	84	1,759	(507)	3,452

NET INCOME (LOSS)	$43	$3,464	$(979)	$6,318

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Operations — Concluded
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income (loss) per share (see Note 2):
Basic	$0.00	$0.12	$(0.03)	$0.22
Diluted	$0.00	$0.12	$(0.03)	$0.22

Weighted-average shares outstanding:
Basic	28,803,416	28,086,689	28,941,501	28,087,770
Diluted	28,931,099	28,116,659	28,941,501	28,105,296

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock							Accumulated
			Additional	Unearned	Treasury	Treasury		Other	Total
			Paid-in	Compensation	Stock —	Stock —	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	— ESOP	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2010	19,551,057	$85,249	$4,789	$(3,478)	687,682	$(9,495)	$90,645	$(1,282)	$166,428

Comprehensive loss:
Net loss	—	—	—	—	—	—	(979)	—	(979)
Net unrealized loss on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(2,118)	(2,118)
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	323	323

Total comprehensive loss									(2,774)

Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	(687,682)	9,495	—	—	—
Exchange of common stock @ 1.5167 shares per common share	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	6,166	—	383	—	—	—	—	—	383
ESOP shares released or committed to be released	—	—	122	521	—	—	—	—	643
Cancellation of shares for tax withholding	(3,542)	—	(47)	—	—	—	—	—	(47)
Dividends paid ($0.13 per common share)	—	—	—	—	—	—	(3,144)	—	(3,144)

Balance at June 30, 2011	29,506,948	$243,776	$14,932	$(10,028)	—	$—	$86,522	$(3,077)	$332,125

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(979)	$6,318
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(39)	(89)
Share-based compensation expense	383	254
Amortization of ESOP Expense	643	398
Provision for loan losses	1,506	1,812
Net gain from sales of securities	(6,201)	(188)
Loss on extinguishment of debt	8,914	—
Other-than-temporary impairment of securities	29	—
Loans originated for sale	(4,597)	(26,122)
Proceeds from sales of loans	4,977	26,122
Loss on sale of OREO	93	91
Depreciation and amortization	672	741
Loss on disposal of equipment	110	1
Deferred income tax provision (benefit)	4,724	(149)
Increase in cash surrender value of bank-owned life insurance	(189)	(191)
Net change in:
Deferred loan fees and premiums	(202)	(1)
Accrued interest receivable	(402)	(266)
Prepaid FDIC assessment	945	727
Other assets	(7,994)	40
Accrued expenses and other liabilities	(10,135)	(3,366)

Net cash (used in) provided by operating activities	(7,742)	6,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	14,465	399
Proceeds from calls and maturities of available for sale securities	7,500	470
Principal payments on available for sale securities	8,619	11,255
Principal payments on held to maturity mortgage-backed securities	2,380	2,360
Purchases of available for sale securities	(56,052)	(22,957)
Proceeds from sale of OREO	933	682
Capitalized OREO costs	—	(105)
Purchase of loans	—	(82)
Loan (originations) principal payments, net	(21,599)	(24,306)
Purchases of premises and equipment	(402)	(87)
Proceeds from sale of other assets	25	—

Net cash used in investing activities	(44,131)	(32,371)

See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	57,610	21,271
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	287	(1,210)
Net decrease in short-term Federal Home Loan Bank advances	—	(7,000)
Proceeds from long-term Federal Home Loan Bank advances	—	20,800
Contractual repayment of long-term Federal Home Loan Bank advances	(22,331)	(5,101)
Prepayment of long-term Federal Home Loan Bank advances and penalty	(131,114)	—
Common stock purchase by ESOP	(7,071)	—
Proceeds from stock offering, net of offering costs	168,044	—
Cancellation of Rockville Financial, MHC Inc. shares	9,685	—
Fractional shares paid	(22)	—
Cancellation of shares for tax withholding	(47)	(30)
Cash dividends paid on common stock	(3,144)	(2,262)

Net cash provided by financing activities	71,897	26,468

NET INCREASE IN CASH AND CASH EQUIVALTENTS	20,024	229

CASH AND CASH EQUIVALENTS—Beginning of period	60,708	19,307

CASH AND CASH EQUIVALENTS—End of period	$80,732	$19,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,983	$10,990
Income taxes	3,100	5,050
Transfer of loans to other real estate owned	184	665
Goodwill recognition from subsidiary acquisition	—	79
Transfer to fixed assets from subsidiary acquisition	—	23
See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1.	Basis of Presentation and Principles of Consolidation
On March 3, 2011, Rockville Financial, Inc., (the “Company”), completed the “second-step” conversion of Rockville Bank (the “Bank”) from a mutual holding company structure to a stock holding company structure (the “Conversion”) pursuant to a Plan of Conversion and Reorganization (the “Plan”). As part of the conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc. as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. Upon completion of the Conversion, the Company became the holding company for the Bank and acquired ownership of all the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 17,109,886 shares of common stock of the Company (the “Common Stock”) were sold in a subscription offering to certain depositors of the Bank and its employee stock ownership plan for $10.00 per share, or $171,099,000 in the aggregate (the “Offering”) net of offering costs of $3,055,000. In accordance with the Plan, 1.5167 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for each outstanding share of common stock of the Company’s predecessor, also named Rockville Financial, Inc. (“Old RFI”), the former state-chartered mid-tier holding company for the Bank, held by persons other than Rockville Financial MHC, Inc., the mutual holding company that owned the majority of Old RFI’s common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011.

The conversion was accounted for as a reorganization with no change to the historical basis of Rockville Financial, Inc.’s assets, liabilities, and equity. All references to the number of shares outstanding for purposes of calculating per share amounts are restated to give retroactive recognition to the exchange ratio applied in the conversion.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the Company’s 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(In thousands, except share data)
Net income (loss)	$43	$3,464	$(979)	$6,318

Weighted-average basic shares outstanding	28,803,416	28,086,689	28,941,501	28,087,770
Diluted effect of stock options	127,683	29,970	—	17,526

Weighted-average diluted shares	28,931,099	28,116,659	28,941,501	28,105,296

Earnings per share:
Basic	$0.00	$0.12	$(0.03)	$0.22

Diluted	$0.00	$0.12	$(0.03)	$0.22

Share and per share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167). Treasury shares for 2010 and unallocated common shares held by the ESOP for 2011 and 2010 are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations. For the six months ended June 30, 2011 and 2010, the Company’s common stock equivalents relate solely to stock options granted and outstanding. For the three months ended June 30, 2011 and 2010, options to purchase 127,683 and 29,970 shares of common stock, respectively, were considered in the computation of potential common shares for the purpose of diluted EPS. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculation. For the six months ended June 30, 2010, options to purchase 17,526 shares of common stock were considered in the computation of potential common shares for the purpose of diluted EPS. For the six months ended June 30, 2011, no options to purchase shares of common stock were considered in the computation of potential common shares for the purpose of diluted EPS as the effect of the including them would have been anti-dilutive.
3.	Recent Accounting Pronouncements
Comprehensive Income (Topic 220): In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and transparency of financial reporting. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement (Topic 820): In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in this Update are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and to explain how to measure fair value. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables (Topic 310): In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the Company for the first interim period beginning after June 15, 2011 but will be applied retrospectively to January 1, 2011 for the Company’s 2011 fiscal year. Adoption of ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables (Topic 310): In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see below). This ASU delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. ASU No. 2011-02 (above) clarifies the guidance of what constitutes a troubled debt restructuring. Adoption of ASU 2011-01 occurs upon adoption of ASU 2011-02 and is not expected to have a material impact on the Company’s consolidated financial statements.

Receivables, (Topic 310): In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and, (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has incorporated the end of reporting period disclosures in the December 31, 2010 consolidated financial statements. The disclosures about activity are incorporated into the June 30, 2011 consolidated financial statements and have significantly increased the Company’s loan disclosures.
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
Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.

Assets Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At June 30, 2011
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$44,381	$3,009	$41,372	$—
Government-sponsored residential mortgage-backed securities	101,593	—	101,593	—
Corporate debt securities	4,550	—	4,550	—
Marketable equity securities	3,314	3,241	—	73

Total assets measured at fair value	$153,838	$6,250	$147,515	$73

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

There were no changes in Level 3 assets measured at fair value for the six months ended June 30, 2011 and there were no transfers in or out of Level 1 and Level 2 for the six months ended June 30, 2011.

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

Impaired Loans: Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs and the specific reserve allocations based upon observable market price or current appraised value of the collateral less costs and discounts based on management’s judgment of current conditions. Based on the significance of management’s judgment, the Company records collateral dependent impaired loans as non-recurring Level 3 fair value measurements.
Assets Recorded at Fair Value on a Non-recurring Basis:
The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2011 and 2010:

		Fair Value Measurements
		At June 30, 2011 using:
		Quoted Prices
		in Active
		Markets for	Other	Significant	Total Losses	Total Losses
		Identical	Observable	Unobservable	for the three	for the six
		Assets	Inputs	Inputs	months ended	months ended
	Total	(Level 1)	(Level 2)	(Level 3)	June 30, 2011	June 30, 2011

			(In thousands)
Other real estate owned	$148	$—	$—	$148	$—	$—
Impaired loans	1,286	—	—	1,286	(10)	(318)

Total	$1,434	$—	$—	$1,434	$(10)	$(318)

		Fair Value Measurements
		At June 30, 2010 using:
		Quoted Prices
		in Active
		Markets for	Other	Significant	Total Losses	Total Losses
		Identical	Observable	Unobservable	for the three	for the six
		Assets	Inputs	Inputs	months ended	months ended
	Total	(Level 1)	(Level 2)	(Level 3)	June 30, 2010	June 30, 2010

			(In thousands)
Other real estate owned	$2,953	$—	$—	$2,953	$—	$—
Impaired loans	7,067	—	—	7,067	(941)	(1,444)

Total	$10,020	$—	$—	$10,020	$(941)	$(1,444)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at June 30, 2011 or 2010.

As of June 30, 2011 and December 31, 2010, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$80,732	$80,732	$60,708	$60,708
Available for sale securities	153,838	153,838	125,447	125,447
Held to maturity securities	11,327	12,288	13,679	14,638
Loans receivable-net	1,430,609	1,446,040	1,410,498	1,415,387
Loans held for sale	—	—	380	380
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,578	4,578	4,176	4,176

Financial liabilities:
Deposits	1,276,870	1,284,251	1,219,260	1,200,517
Mortgagors’ and investors’ escrow accounts	6,418	6,418	6,131	6,131
Advances from FHLBB	116,892	122,241	261,423	274,557
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

5. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at June 30, 2011 and December 31, 2010 are as follows:

		Gross Unrealized	Gross Unrealized
June 30, 2011	Amortized Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$44,440	$193	$252	$44,381
Government-sponsored residential mortgage-backed securities	97,536	4,058	1	101,593
Corporate debt securities	5,908	13	1,371	4,550

Total debt securities	147,884	4,264	1,624	150,524

Marketable equity securities, by sector:
Banks	79	85	—	164
Industrial	109	60	—	169
Mutual funds	2,687	109	—	2,796
Oil and gas	132	53	—	185

Total marketable equity securities	3,007	307	—	3,314

Total available for sale securities	$150,891	$4,571	$1,624	$153,838

At June 30, 2011, the net unrealized gain on securities available for sale of $2.9 million, net of income taxes of $1.0 million, or $1.9 million, is included in accumulated other comprehensive loss.

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses	Fair Value
(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed securities	$11,327	$961	$—	$12,288

In June 2011, the Company sold $14.5 million in available-for-sale equity investments which includes $283,000 of Fannie Mae and Freddie Mac preferred stock securities. The sale of securities resulted in a gain of $6.2 million, or $4.0 million after tax. In addition to taking advantage of the opportunity to realize a gain, the sale almost entirely eliminated the Company’s equity securities portfolio, removing a significant risk of market volatility from the Company’s balance sheet. While management does not anticipate using new equity investments as part of the on-going investment strategy, the Company continues to hold a modest equity portfolio to preserve its ability to utilize equity investments in the future.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$35,018	$—	$691	$34,327
Government-sponsored residential mortgage-backed securities	67,047	3,358	15	70,390
Corporate debt securities	5,895	—	1,887	4,008

Total debt securities	107,960	3,358	2,593	108,725

Marketable equity securities, by sector:
Banks	1,256	3,366	9	4,613
Consumer and household products	1,134	67	24	1,177
Food and beverage service	1,151	326	30	1,447
Government-sponsored enterprises	283	58	63	278
Healthcare/pharmaceutical	387	—	44	343
Industrial	695	313	20	988
Integrated utilities	742	93	—	835
Mutual funds	2,666	100	—	2,766
Oil and gas	754	608	—	1,362
Technology/Semiconductor	228	142	—	370
Telecommunications	662	103	5	760
Transportation	294	57	—	351
Other industries	1,030	420	18	1,432

Total marketable equity securities	11,282	5,653	213	16,722

Total available for sale securities	$119,242	$9,011	$2,806	$125,447

Held to maturity:
Government-sponsored residential mortgage-backed securities	$13,679	$959	$—	$14,638

At December 31, 2010, the net unrealized gain on securities available for sale of $6.2 million, net of income taxes of $2.2 million, or $4.0 million, is included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2011		(In thousands)
Maturity:
Within 1 year	$3,008	$3,009	$—	$—
After 1 but within 5 years	24,506	24,688	—	—
After 5 but within 10 years	20,000	19,771	—	—
After 10 years	2,834	1,463	—	—

	50,348	48,931	—	—
Mortgage-backed securities	97,536	101,593	11,327	12,288

	$147,884	$150,524	$11,327	$12,288

At June 30, 2011, securities with a fair value of $3.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
For the six months ended June 30, 2011, sales proceeds of available for sale securities totaled $14.5 million with gross gains totaling $6.3 million and gross losses totaling $125,000.
As of June 30, 2011, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprise obligations	$16,748	$252	$—	$—	$16,748	$252
Government-sponsored residential mortgage-backed securities	62	1	—	—	62	1
Corporate debt securities	—	—	1,464	1,371	1,464	1,371

Total debt securities	$16,810	$253	$1,464	$1,371	$18,274	$1,624

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2010	(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$34,327	$691	$—	$—	$34,327	$691
Government-sponsored residential mortgage-backed securities	5,046	14	30	1	5,076	15
Corporate debt	—	—	3,908	1,887	3,908	1,887

Total debt securities	39,373	705	3,938	1,888	43,311	2,593
Marketable equity securities	1,097	152	624	61	1,721	213

Total	$40,470	$857	$4,562	$1,949	$45,032	$2,806

Of the securities summarized above as of June 30, 2011, 7 issues had unrealized losses for less than twelve months and 1 issue had an unrealized loss for twelve months or more. As of December 31, 2010, 21 issues had unrealized losses for less than twelve months and 9 issues had losses for twelve months or more.
U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.
Corporate debt securities. The unrealized losses on corporate debt securities related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to three month LIBOR and market spreads on similar securities have increased. The yield on this security is 0.69% verses a coupon rate at purchase of 5.27%. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this investment will suffer from any credit related losses. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011.
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

6. Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Real estate loans:
Residential	$724,061	$719,925
Commercial	509,045	489,511
Construction	71,846	78,627
Commercial business loans	135,816	130,303
Installment and collateral loans	4,783	5,921

Total loans	1,445,551	1,424,287

Net deferred loan costs and premiums	386	523
Allowance for loan losses	(15,328)	(14,312)

Loans, net	$1,430,609	$1,410,498

	June 30, 2011	December 31, 2010
	(In thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$1,534	$2,233
Recorded investment in impaired loans for which there is no related allowance for loan losses	11,328	10,127

Total impaired loans	$12,862	$12,360

Valuation allowance related to impaired loans	$247	$358

Year to date average recorded investment in impaired loans	$12,441	$13,112

Year to date interest income recognized on impaired loans on a cash basis	$211	$343
The Company has no commitments to lend additional funds to borrowers whose loans are impaired.
Credit Quality Information
The Company utilizes a nine grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and collateral loans as follows:
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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a semi-annual basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off.
The following table presents the Company’s loans by risk rating at June 30, 2011 and December 31, 2010.

	Residential	Commercial			Installment
	Real Estate	Real Estate	Construction	Commercial	and Collateral
	(In thousands)
June 30, 2011
Loans rated 1 - 5	$714,270	$472,800	$63,944	$130,994	$4,752
Loans rated 6	1,591	20,871	3,294	2,386	—
Loans rated 7	8,165	15,374	4,608	1,992	31
Loans rated 8	35	—	—	444	—
Loans rated 9	—	—	—	—	—

	$724,061	$509,045	$71,846	$135,816	$4,783

December 31, 2010
Loans rated 1 - 5	$711,949	$451,723	$70,647	$125,280	$5,876
Loans rated 6	2,047	22,838	2,960	1,869	11
Loans rated 7	5,929	14,950	5,020	3,154	34
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$719,925	$489,511	$78,627	$130,303	$5,921

Note: All loans rated 9 have been fully written-off.
The Company’s lending activities are conducted primarily in Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants single-family grants loans for the construction of residential homes, residential developments and land development projects. The ultimate repayment of these loans is dependent on the borrower’s credit worthiness, the local economy and, for real estate loans, the local real estate market.

Changes in the allowance for loss losses for the periods ended June 30, 2011 and 2010 are as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Balance, beginning of period	$15,026	$13,418	$14,312	$12,539
Provision for loan losses:
Real estate(1)	671	655	1,078	1,501
Commercial	69	339	161	463
Installment and collateral	(21)	(5)	(19)	(4)
Unallocated	35	(80)	286	(148)
Loans charged-off:
Real estate(1)	(235)	(1,155)	(315)	(1,155)
Commercial	(216)	(25)	(216)	(50)
Consumer	(9)	(8)	(17)	(14)
Recoveries of loans previously charged-off:
Real estate(1)	1	1	48	3
Commercial	3	—	4	—
Installment and collateral	4	4	6	9

Balance, end of period	$15,328	$13,144	$15,328	$13,144

(1)	Includes residential real estate, commercial real estate and construction loans.
Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2011 and December 31, 2010 follows:

	Residential	Commercial			Installment
	Real	Real			and
	Estate	Estate	Construction	Commercial	Collateral	Unallocated	Total
June 30, 2011	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$245	$—	$—	$—	$2	$—	$247
Amount of allowance for loan losses for loans not deemed to be impaired	4,932	5,734	1,710	2,245	49	411	15,081
Loans deemed to be impaired	7,239	2,559	2,171	866	27	—	12,862
Loans not deemed to be impaired	716,822	506,486	69,675	134,950	4,756	—	1,432,689

	Residential	Commercial			Installment
	Real	Real			and
	Estate	Estate	Construction	Commercial	Collateral	Unallocated	Total
December 31, 2010	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$156	$21	$—	$176	$5	$—	$358
Amount of allowance for loan losses for loans not deemed to be impaired	4,532	5,448	1,653	2,120	76	125	13,954
Loans deemed to be impaired	5,976	2,990	2,646	714	34	—	12,360
Loans not deemed to be impaired	713,949	486,521	75,981	129,589	5,887	—	1,411,927

The following is a summary of past due and non-accrual loans at June 30, 2011 and December 31, 2010:

			Greater		Past Due
			than 89		90 Days
	30-59	60-89	Days		or More	Loans on
	Days Past	Days Past	Past	Total	and Still	Non-
	Due	Due	Due	Past Due	Accruing	accrual
June 30, 2011	(In thousands)
Real estate loans:
Residential	$433	$957	$4,785	$6,175	$—	$7,239
Commercial	—	112	1,722	1,834	—	2,559
Construction	948	1,003	2,171	4,122	—	2,171
Commercial business loans	431	27	124	582	—	866
Installment and collateral loans	8	6	1	15	—	27

Total	$1,820	$2,105	$8,803	$12,728	$—	$12,862

			Greater		Past Due
			than 89		90 Days
	30-59	60-89	Days		or More	Loans on
	Days Past	Days Past	Past	Total	and Still	Non-
	Due	Due	Due	Past Due	Accruing	accrual
December 31, 2010	(In thousands)
Real estate loans:
Residential	$7,899	$1,634	$2,952	$12,485	$—	$5,976
Commercial	—	—	2,347	2,347	—	2,990
Construction	1,101	187	2,646	3,934	—	2,646
Commercial business loans	200	119	445	764	—	714
Installment and collateral loans	11	4	34	49	—	34

Total	$9,211	$1,944	$8,424	$19,579	$—	$12,360

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010

		Unpaid
	Recorded	Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,726	$5,726	$—	$4,804	$4,804	$—
Commercial	2,558	2,558	—	2,393	2,393	—
Construction	2,171	2,171	—	2,646	2,646	—
Commercial business loans	866	866	—	277	277	—
Installment and collateral loans	7	7	—	7	7	—

Total	11,328	11,328	—	10,127	10,127	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,513	1,758	245	1,016	1,172	156
Commercial	—	—	—	576	597	21
Construction	—	—	—	—	—	—
Commercial business loans	—	—	—	261	437	176
Installment and collateral loans	21	22	2	22	27	5

Total	1,534	1,780	247	1,875	2,233	358

Total	$12,862	$13,108	$247	$12,002	$12,360	$358

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended June 30, 2011 and 2010.

	For the Three Months			For the Three Months
	Ended June 30, 2011			Ended June 30, 2010
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
	Investment	Recognized	Basis	Investment	Recognized	Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$4,836	$51	$51	$2,076	$19	$19
Commercial	1,782	36	36	4,032	5	5
Construction	2,409	—	—	2,432	—	—
Commercial business loans	330	8	8	184	—	—
Installment and collateral loans	5	—	—	7	—	—

Total	9,362	95	95	8,731	24	24

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,557	18	18	1,795	19	19
Commercial	1,196	—	—	1,025	—	—
Construction	—	—	—	2,486	—	—
Commercial business loans	551	4	4	434	—	—
Installment and collateral loans	29	1	1	—	—	—

Total	3,333	23	23	5,740	19	19

Total	$12,695	$118	$118	$14,471	$43	$43

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the six months ended June 30, 2011 and 2010.

	For the Six Months			For the Six Months
	Ended June 30, 2011			Ended June 30, 2010
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
	Investment	Recognized	Basis	Investment	Recognized	Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,133	$122	$122	$2,066	$42	$42
Commercial	2,041	40	40	3,297	31	31
Construction	2,329	—	—	2,387	2	2
Commercial business loans	508	27	27	128	2	2
Installment and collateral loans	5	1	1	7	—	—

Total	10,016	190	190	7,885	77	77

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,401	20	20	1,550	41	41
Commercial	766	—	—	822	—	—
Construction	—	—	—	3,102	—	—
Commercial business loans	237	—	—	304	2	2
Installment and collateral loans	21	1	1	—	—	—

Total	2,425	21	21	5,778	43	43

Total	$12,441	$211	$211	$13,663	$120	$120

Management has established the allowance for loan loss in accordance with GAAP for the period ending June 30, 2011 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2011 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first two quarters of 2011 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

7. Federal Home Loan Bank Borrowings and Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At June 30, 2011 and December 31, 2010, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2011 and December 31, 2010, there were no advances outstanding under the line of credit.
On June 29, 2011, the Company announced that it completed a balance sheet restructuring strategy. The Bank completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. The borrowings extinguished were bullet advances with maturities in 2012 or later with rates that equaled or exceeded 3.00%. The repayment of the FHLBB advances incurred a pre-payment of penalty of $8.9 million, or $5.8 million after tax.
Subsequent to the receipt of funds from the recent second-step conversion, the Company was investing excess liquidity in low yielding short-term duration investments. With continued deposit growth and access to substantial liquidity though multiple sources, management felt it was prudent to apply excess liquidity to pay-down high cost borrowings to ideally position the balance sheet for growth in the current interest rate environment.
Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011		December 31, 2010
		Weighted- Average		Weighted- Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2011	$51,000	3.75%	$73,320	3.70%
2012	7,000	4.09	37,400	4.21
2013	—	—	63,000	4.12
2014	8,112	3.70	26,912	4.13
2015	29,000	2.58	39,000	2.95
Thereafter	21,780	3.61	21,791	3.61

	$116,892	3.45%	$261,423	3.80%

At June 30, 2011, five advances totaling $30.0 million with interest rates ranging from 3.19% to 4.39% are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $354.3 million and $392.5 million at June 30, 2011 and December 31, 2010, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock.

8. Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of June 30, 2011, there were 24,406 restricted stock shares and 397,550 stock options that remain available for future grants under the Plan. There were 6,166 restricted shares and 64,573 stock option awards granted in 2011.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $266,000 and $379,000 with a related tax benefit recorded of $93,000 and $133,000 for the three and six months ended June 30, 2011 of which Director share-based compensation expense recognized (in the consolidated statement of operations as other non-interest expense) was $16,000 and $31,000, respectively and officer share-based compensation expense recognized (in the consolidated statement of operations as salaries and benefit expense) was $251,000 and $347,000, respectively. The total charge of $379,000 for the six months ended June 30, 2011 includes $71,000 related to 5,927 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first six months of 2011.
Stock Options: The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2011:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2010(1)	846,107	$8.44
Granted	64,573	10.21
Exercised	—	—
Forfeited or expired	12,918	7.45

Stock options outstanding at June 30, 2011	897,762	$8.58	6.4	$1,557

Options exercisable at June 30, 2011	727,516	$8.69	6.2	$—

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The aggregate fair value of vested options was $190,000 and $91,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the unrecognized cost related to the stock options awarded of $414,000 will be recognized over a weighted-average period of 3.0 years.
Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the six months ended June 30, 2011:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value

Unvested as of December 31, 2010(1)	41,916	$7.27
Granted	6,166	10.54
Vested	(20,870)	7.55
Forfeited	(3,031)	7.35

Unvested as of June 30, 2011	24,181	$7.85

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The fair value of restricted shares that vested during the six months ended June 30, 2011 and 2010 was $157,000 and $124,000, respectively. There were 6,166 shares of restricted stock granted during the six months ended June 30, 2011. As of June 30, 2011, there was $157,000 of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.6 years.

Of the remaining unvested restricted stock, 2,501 shares will vest in 2011, 10,479 shares in 2012, 6,234 in 2013, and 3,734 in 2014 and 1,233 in 2015. All unvested restricted stock shares are not expected to vest.
9. Income Taxes
As of June 30, 2011 and December 31, 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2006.
As of June 30, 2011 and December 31, 2010, the Company has not accrued any interest and penalties related to uncertain tax positions.
10. Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

			Accumulated
	Minimum	Net Unrealized Gain	Other
	Pension	on Available For	Comprehensive
	Liability	Sale Securities	Loss
		(In thousands)
December 31, 2010	$(5,315)	$4,033	$(1,282)

Change	323	(2,118)	(1,795)

June 30, 2011	$(4,992)	$1,915	$(3,077)

The following table summarizes other comprehensive income and the related tax effects for the six months ended June 30, 2011:

June 30, 2011
(In thousands)
Net loss	$(979)

Unrealized losses on securities available for sale	(3,259)
Income tax benefit	1,141

Net unrealized gain on securities available for sale	(2,118)

Benefit plans amortization	497
Income tax provision	(174)

Net benefit plans amortization	323

Total other comprehensive loss, net of tax	(1,795)

Total comprehensive loss	$(2,774)

11. Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2011, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2011 and December 31, 2010 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be
			Minimum For		Well Capitalized
			Capital		Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
June 30, 2011
Total capital to risk weighted assets	$255,398	18.9%	$108,162	8.0%	$135,203	10.0%
Tier 1 capital to risk weighted assets	239,711	17.7	54,080	4.0	81,120	6.0
Tier 1 capital to total average assets	239,711	12.9	74,560	4.0	93,200	5.0

December 31, 2010
Total capital to risk weighted assets	$167,793	12.7%	$105,530	8.0%	$131,913	10.0%
Tier 1 capital to risk weighted assets	153,090	11.6	52,744	4.0	79,116	6.0
Tier 1 capital to total average assets	153,090	9.1	67,515	4.0	84,394	5.0

Rockville Financial, Inc.:
June 30, 2011
Total capital to risk weighted assets	$349,659	25.8%	$108,463	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	333,972	24.6	54,216	4.0	N/A	N/A
Tier 1 capital to total average assets	333,972	18.0	74,093	4.0	N/A	N/A

December 31, 2010
Total capital to risk weighted assets	$181,178	13.7%	$105,566	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	166,475	12.6	52,765	4.0	N/A	N/A
Tier 1 capital to total average assets	166,475	10.4	64,090	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on earnings for the current year and the preceding two years. As of June 30, 2011, $21.0 million is available for payment of dividends.
A reconciliation of the Company’s capital to regulatory capital is as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Total capital per financial statements	$332,125	$166,428
Accumulated other comprehensive loss	3,077	1,282
Intangible assets	(1,149)	(1,149)

Servicing assets	(81)	(86)

Total Tier 1 capital	333,972	166,475
Allowance for loan and other losses includible in Tier 2
capital	15,687	14,703

Total capital per regulatory reporting	$349,659	$181,178

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers.

•	Further implementation of our stock benefit plans could increase our costs, which will reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and has resulted in dramatic regulatory changes that will affect the industry in general, and may impact the Company’s competitive position in ways that can’t be predicted at this time.
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
Overview
Rockville Financial, Inc., (the “Company”), a state-chartered bank holding company holds all of the common stock of Rockville Bank (“the Bank”). The Federal Reserve Board regulates the Company. The Company is the successor through reorganization effective March 3, 2011 to Rockville Financial, Inc. (“Old RFI”), a mid-tier holding company that owned the Bank and which itself was owned by Rockville Financial MHC, Inc. as majority owner and public stockholders (See Note 1).
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
Allowance for Loan Losses: The allowance for loan losses is established as embedded losses are estimated to have occurred through the provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors. An allowance is maintained for impaired loans to reflect the difference, if any, between the carrying value of the loan and the present value of the projected cash flows or collateral value. Loans are charged-off against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary. There are three components for the allowance for loan loss calculation:
General component:
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. In the second quarter of 2011 the allowance for loan loss methodology was revised to utilize the most recent three year loss history as compared to the previous five year loss history. This change was made as management deemed that the shorter loss history period was most reflective of the level of inherent loss existing under the current economic environment. As a result of the change, the amount allocated to the general component of the reserve increased by $159,000.
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
Installment and collateral loans — Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.
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

Credit Quality: The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas. The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as, estimated losses inherent in our portfolio that are probable, but not specifically identifiable.
While management uses available information to recognize losses on loans, future additions to the allowance or charge-offs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies’ judgments about information available to them at the time of their examination.
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
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first six months of 2011, the Company experienced losses totaling $29,000 consisting of one available for sale equity security which was deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of U.S. government-sponsored mortgage-backed securities with no unrealized losses at June 30, 2011. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
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
In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2006. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2011, our net deferred tax asset was $7.7 million and there was no valuation allowance.
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
Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses.
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2011 and 2010.
Income Statement Summary

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2011	2010	Change	2011	2010	Change
			(In thousands)
Net interest income	$13,770	$13,159	$611	$27,165	$26,557	$608
Provision for loan losses	754	909	(155)	1,506	1,812	(306)
Non-interest income	7,819	2,365	5,454	9,507	4,052	5,455
Non-interest expense	20,708	9,392	11,316	36,652	19,027	17,625

Income (loss) before income taxes	127	5,223	(5,096)	(1,486)	9,770	(11,256)
Income tax provision (benefit)	84	1,759	(1,675)	(507)	3,452	(3,959)

Net income (loss)	$43	$3,464	$(3,421)	$(979)	$6,318	$(7,297)

Net income decreased $3.4 million to $43,000 for the quarter ended June 30, 2011 compared to $3.5 million for the same period last year. The decrease in net income primarily resulted from the balance sheet restructuring that occurred in June 2011. The restructuring better positions the Company to compete in the current rate environment while maintaining a flexible liquidity position for future opportunities. The restructuring involved the prepayment of $122.2 million of FHLBB borrowings which resulted in a pretax prepayment penalty of $8.9 million recorded as non-interest expense. An increase in salary and benefits expense of $1.8 million also contributed to the increase in non-interest expense for the three months ended June 30, 2011 over June 30, 2010. The results of our first quarter study on our infrastructure needs mandated the need for additional human resources as the Company prepares to leverage its additional capital and accelerate our growth following the second-step conversion completed in March 2011. Also, as part of the restructuring, the Company sold $8.2 million of available for sale securities which resulted in a pretax gain of $6.2 million. Net interest income increased $611,000 due to a $312,000 increase in interest and dividend income on earning assets coupled with a $299,000 decline in the cost of funds.
Net income decreased by $7.3 million from the six months ended June 30, 2011 compared to the same period last year and resulted in a loss of $979,000. The decrease in net income mainly resulted from a contribution of $5.0 million, $3.3 million after tax, made by the Company to the Rockville Bank Foundation, Inc. and the net effects of the balance sheet restructuring described above. Salary and benefits expense was $12.3 million, an increase of $2.7 million over the six months ended June 30, 2010 as the Company prepares for growth. The increase also reflects expense incurred during the period relating to the retirement of an executive. Net interest income increased $608,000 due to a $100,000 increase in income on earning assets coupled with a $508,000 decline in the cost of funds.

Net Interest Income Analysis
Average Balance Sheets, Interest and Yields/Costs: The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2011			2010
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,423,417	$17,481	4.91%	$1,361,615	$17,357	5.10%
Investment securities	186,620	1,422	3.05	122,359	1,260	4.12
Federal Home Loan Bank stock	17,007	13	0.31	17,007	—	—
Other earning assets	163,694	16	0.04	13,797	3	0.09

Total interest-earning assets	1,790,738	18,932	4.23	1,514,778	18,620	4.92

Non-interest-earning assets	76,215			67,480

Total assets	$1,866,953			$1,582,258

Interest-bearing liabilities:
NOW and money market accounts	$359,100	334	0.37	$351,897	388	0.44
Savings accounts (5)	182,739	118	0.26	163,487	146	0.36
Time deposits	561,638	2,445	1.74	481,623	2,319	1.93

Total interest-bearing deposits	1,103,477	2,897	1.05	997,007	2,853	1.14
Advances from the Federal Home Loan Bank	235,185	2,265	3.85	259,508	2,608	4.02

Total interest-bearing liabilities	1,338,662	5,162	1.54%	1,256,515	5,461	1.74%

Non-interest-bearing liabilities	190,436			163,065

Total liabilities	1,529,098			1,419,580
Stockholders’ equity	337,855			162,678

Total liabilities and stockholders’ equity	$1,866,953			$1,582,258

Net interest income		$13,770			$13,159

Net interest rate spread (2)			2.69%			3.18%
Net interest-earning assets (3)	$452,076			$258,263

Net interest margin (4)			3.08%			3.47%
Average interest-earning assets to average interest-bearing liabilities			133.77%			120.55%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

	Six Months Ended June 30,
	2011			2010
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,419,050	$35,016	4.94%	$1,359,526	$34,998	5.15%
Investment securities	162,354	2,588	3.19	120,860	2,560	4.24
Federal Home Loan Bank stock	17,007	26	0.31	17,007	—	—
Other earning assets	160,362	31	0.04	7,316	3	0.08

Total interest-earning assets	1,758,773	37,661	4.28	1,504,709	37,561	4.99

Non-interest-earning assets	94,910			66,684

Total assets	$1,853,683			$1,571,393

Interest-bearing liabilities:
NOW and money market accounts	$352,270	691	0.39	$346,874	793	0.46
Savings accounts (5)	175,077	237	0.27	156,983	274	0.35
Time deposits	556,456	4,880	1.75	483,414	4,786	1.98

Total interest-bearing deposits	1,083,803	5,808	1.07	987,271	5,853	1.19
Advances from the Federal Home Loan Bank	245,015	4,688	3.83	262,882	5,151	3.92

Total interest-bearing liabilities	1,328,818	10,496	1.58%	1,250,153	11,004	1.76%

Non-interest-bearing liabilities	245,777			160,141

Total liabilities	1,574,595			1,410,294
Stockholders’ Equity	279,088			161,099

Total liabilities and stockholders’ equity	$1,853,683			$1,571,393

Net interest income		$27,165			$26,557

Net interest rate spread (2)			2.70%			3.23%
Net interest-earning assets (3)	$429,955			$254,556

Net interest margin (4)			3.09%			3.53%
Average interest-earning assets to average interest-bearing liabilities			132.36%			120.36%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

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

	Three Months Ended				Six Months Ended
	June 30, 2011 Compared to			June 30, 2011 Compared to
	June 30, 2010			June 30, 2010
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest and dividend income:
Loans receivable	$772	$(648)	$124	$1,500	$(1,482)	$18
Securities interest, dividends & income from other assets	1,096	(908)	188	2,080	(1,998)	82

Total earning assets	1,868	(1,556)	312	3,580	(3,480)	100

Interest expense:
NOW and money market accounts	8	(62)	(54)	12	(114)	(102)
Savings accounts	16	(44)	(28)	29	(67)	(38)
Time deposits	362	(236)	126	676	(582)	94

Total interest-bearing deposits	386	(342)	44	717	(763)	(46)
FHLBB Advances	(237)	(106)	(343)	(343)	(119)	(462)

Total interest-bearing liabilities	149	(448)	(299)	374	(882)	(508)

Change in net interest income	$1,719	$(1,108)	$611	$3,206	$(2,598)	$608

Net Interest Income: Net interest income before the provision for loan loss was $13.8 million for the three months ended June 30, 2011, compared to $13.2 million for the same period in the prior year, an increase of $600,000. In the second quarter of 2011 interest income on earning assets was $18.9 million, an increase of $312,000, yielding an average of 4.23%, a decrease of 69 basis points, as compared to the same period of 2010. Average interest-bearing liabilities increased $82.1 million, or 6.5%, to $1.34 billion for the three months ended June 30, 2011, costing an average of 1.54%, a decrease of 20 basis points. Average time deposits increased $80.0 million in the second quarter of 2011. Average NOW and money market account balances increased $7.2 million and average savings account balances increased $19.3 million compared to the same period last year. In the second quarter of 2011, the cost of interest-bearing liabilities was $5.2 million, a decrease of $299,000 from the same period last year.
The increase in the average interest-earning assets reflects the net impact of the second-step conversion in March 2011 and the balance sheet restructuring in June 2011. Loan growth remained strong averaging $61.8 million higher in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, average available for sale securities increased $64.3 million over the same period last year due to the purchases made possible by the additional funds gathered in the second-step conversion and despite the sale of $8.2 million of securities in late June 2011 as part of the balance sheet restructuring efforts. The increase in average interest-bearing liabilities reflects the net impact of continued growth of average core interest-bearing deposits of $26.5 million and an $80.0 million increase in time deposits. Average FHLBB borrowings fell $24.3 million in the second quarter 2011 from the same period last year as the Bank completed the repayment of $122.2 million of FHLBB advances in June 2011. Average net interest-earning assets increased by $193.8 million to $452.1 million. The Company’s net interest margin decreased 39 basis points to 3.08% compared to 3.47% for the same period in the prior year. The Company’s net interest rate spread decreased 49 basis points to 2.69% due to a 69 basis point reduction in the earning asset yield combined with a decrease in the cost of funds of 20 basis points.

Net interest income before the provision for loan loss was $27.2 million for the six months ended June 30, 2011, compared to $26.6 million for the same period in the prior year. The increase in net interest income of $608,000, or 2.3%, is primarily due to a $175.4 million, or 68.9%, increase in average net interest-earning assets, partially offset by a 44 basis point decrease in the Company’s net interest margin to 3.09% as funds acquired through our second-step conversion were initially placed in relatively low-yielding assets. Average earning assets increased by $254.1 million, or 16.9%, to $1.76 billion while average interest-bearing liabilities increased $78.7 million, or 6.3% to $1.33 billion due to our yearlong campaign to raise deposits. The increase in the average net interest-earning assets reflects the growth obtained through the second-step conversion and the net impact of continued strong loan growth funded primarily by time deposits. Our net interest rate spread decreased 53 basis points to 2.70% from 3.23% for the same period in the prior year due to a 71 basis point decrease in our average earning asset yield resulting from the reinvestment of the cash received in the second-step conversion in low-yielding assets which was partially offset by an 18 basis point decline in our average cost of funds.
Interest and Dividend Income: Interest and dividend income increased $312,000, or 1.7%, to $18.9 million for the three months ended June 30, 2011 from $18.6 million for the same period in the prior year. An increase of $64.3 million of average available for sale securities offset by a 107 basis point decline in the yield on those securities accounted for $162,000 additional interest and dividend income on investment securities. Interest income on loans receivable increased $124,000, or 0.7%, to $17.5 million. The increase in loan interest income was due to growth in average net loans for the period of $61.8 million, or 4.5% which was offset by a 19 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s yield on interest-earning assets decreased 69 basis points to 4.23% from 4.92%. The decrease in the average yield was attributable to the reinvestment of the cash received in the second-step conversion to low-yielding investments and the addition of new loans and investments at lower yields than the second quarter last year and adjustable rate loans repricing downward. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended June 30, 2011 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 12 basis points during the past year to 0.19% at June 30, 2011 compared to 0.31% at June 30, 2010.
For the six months ended June 30, 2011, interest and dividend income increased $100,000, or 0.3%, to $37.7 million from $37.6 million for the same period in the prior year. The Company’s average interest-earning assets grew $254.1 million while the yield on interest-earning assets decreased 71 basis points to 4.28% from 4.99%. An increase of $41.5 million of average available for sale securities offset by a 105 basis point decline in yield accounted for a $28,000 increase in interest and dividend income. Interest income on loans receivable increased $18,000, or 0.1%, to $35.0 million. Dividends earned on FHLBB stock totaled $26,000 year to date since the reinstatement of the dividend in the first quarter of this year. Other earning assets, consisting mainly of overnight funds, earned $28,000 year to date. Average net loans totaled $1.42 billion, $59.5 million higher in the second quarter of 2011 than the same period last year, however the 21 basis point reduction on average loan yields offset most of the expected revenue increase.
Interest Expense: Interest expense for the three months ended June 30, 2011 decreased $299,000, or 5.5%, to $5.2 million from $5.5 million compared to the same period last year. The savings resulted from a decrease of 20 basis points paid on average interest-bearing liabilities which was offset by an $82.1 million, or a 6.5%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact that the sustained low interest rate environment had on the Company’s interest-bearing deposits during the second quarter of 2011 resulting in a reduction in the cost of funds of 9 basis points. Average balances on interest-bearing deposits rose to $1.10 billion, an increase of $106.5 million as the growth in time deposits accounted for $80.0 million of the total growth. NOW and money market accounts and savings accounts increased $7.2 million and $19.3 million, respectively. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits and the additional capital received from the stock conversion allowed the Company to reduce its FHLBB borrowings by $122.2 million to $116.9 million at June 30, 2011 eliminating annualized pretax interest expense of $5.4 million and reducing total cost of funds going forward. Average outstanding advances from the Federal Home Loan Bank were $235.2 million. The interest rate on these borrowings averaged 3.85%, a decrease of 17 basis points compared to the average rate of 4.02% last year.
Interest expense for the six months ended June 30, 2011 decreased $508,000, or 4.6%, to $10.5 million from $11.0 million compared to the same period in the prior year. The savings resulted from a decrease of 18 basis points paid on average interest-bearing liabilities in combination with a $78.7 million, or a 6.3%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of having $17.9 million fewer average balances in FHLBB borrowings coupled with a drop of 9 basis points in the cost of borrowings. Average balances on interest-bearing deposits rose to $1.08 billion, an increase of $96.5 million, as the growth in time deposits totaled $73.0 million, NOW and money market accounts increased $5.4 million and savings accounts grew $18.1 million. Average outstanding advances from the Federal Home Loan Bank were $245.0 million with an average cost of 3.83%.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $754,000 for the three months ended June 30, 2011, as compared to $909,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At June 30, 2011, the allowance for loan losses totaled $15.3 million, which represented 1.06% of total loans and 119.18% of non-performing loans compared to an allowance for loan losses of $14.3 million, which represented 1.00% of total loans and 115.79% of non-performing loans as of December 31, 2010.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Company maintains a listing of “criticized loans” consisting of Substandard and Doubtful loans which are transferred to the Special Assets area which totaled $30.6 million at June 30, 2011.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At June 30, 2011, watchlist loans totaled $58.8 million, of which $45.9 million are not considered impaired.
Non-interest Income: The Company has the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance, mortgage servicing income, loan fee income, gains on sales of securities, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income increased by $5.5 million to $7.8 million for the quarter ended June 30, 2011, compared to $2.4 million for the same period last year due to the gain of $6.2 million on the sale of $8.2 million of securities recognized as part of the balance sheet restructuring plan. Service charges and fees decreased $310,000 to $1.7 million for the quarter. The decrease was mainly attributable to a $409,000 reduction in loan fee income generated by Rockville Bank Mortgage, Inc. due to slowing loan demand and a net reduction in the collection of insufficient funds fees of $58,000 resulting from a policy change implemented late last year. Partially offsetting these was an increase in ATM fees of $80,000 and loan servicing income of $87,000. During the second quarter of 2011, the Company did not sell any fixed rate residential mortgages in the secondary market as it did in the prior year resulting in a reduction of net gains from the sale of loans of $364,000. Additionally, the Company’s other non-interest income fell $74,000 due to the loss on the disposal of fixed assets in the Company’s Vernon Connecticut branch totaling $107,000, which was razed due to winter storm damage and will be reconstructed by the fourth quarter of 2011, and which was offset by lower losses on the sale of other real estate owned properties of $30,000. There was no other-than-temporary impairment of securities in the second quarter of either year.
Non-interest income increased by $5.5 million to $9.5 million for the six months ended June 30, 2011, compared to $4.1 million for the same period last year. There were gains from the sale of securities of $6.2 million in 2011, primarily the result of the balance sheet restructuring, compared to $188,000 of gains in 2010, an increase of $6.0 million. Service charges and fees increased $44,000 primarily due to increases in ATM fees of $163,000 and an increase of $62,000 in loan servicing income offset by reductions totaling $60,000 of loan fee income generated by Rockville Bank Mortgage, Inc., $23,000 of reverse mortgage commissions and $100,000 in insufficient fund fees. Gains on the sale of loans decreased $465,000 in the first six months of 2011 and the loss on the disposal of fixed assets increased $109,000 compared to the same period last year. There was $29,000 of other-than-temporary impairment of securities in 2011 compared to none in 2010.

Non-interest Expense: The following table summarizes non-interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2011	2010	Change	2011	2010	Change
			(In thousands)
Salaries and employee benefits	$6,613	$4,831	$1,782	$12,284	$9,621	$2,663
Service bureau fees	1,128	987	141	2,187	1,986	201
Occupancy and equipment	1,100	1,055	45	2,266	2,182	84
Professional fees	498	368	130	1,182	758	424
Marketing and promotions	441	397	44	765	671	94
FDIC assessments	506	401	105	1,020	801	219
Other real estate owned	15	99	(84)	74	467	(393)
Contribution to Rockville Bank Foundation, Inc.	—	—	—	5,043	—	5,043
Loss on extinguishment of debt	8,914	—	8,914	8,914	—	8,914
Other	1,493	1,254	239	2,917	2,541	376

Total non-interest expense	$20,708	$9,392	$11,316	$36,652	$19,027	$17,625

Non-interest expense increased $11.3 million, or 120.5%, to $20.7 million for the three months ended June 30, 2011 compared to $9.4 million for the same period in the prior year. The $8.9 million penalty paid on the prepayment of FHLBB advances which was completed as part of the Company’s balance sheet restructuring plan accounted for 78.8% of the non-interest expense increase in the second quarter 2011 compared to the second quarter 2010. Salary and employee benefits expense increased $1.8 million which was attributable to rebuilding the Information Technology organization, adding to and strengthening the risk-management organization, and expanding the commercial lending staff as the Company prepares to leverage our capital and support growth following the second-step conversion completed in March 2011. Included in the $1.8 million increase of salary and employee benefits expense is the recognition of $830,000 of retirement expenses to a former executive effective June 30, 2011, and contractual payments of a $100,000 cash bonus to the current Chief Executive Officer and approximately an additional $120,000 of either sign-on bonuses to new executives or final cash payments to the former Chief Executive Officer. The number of full-time equivalent employees increased to 252 as of June 30, 2011 compared to 242 as of June 30, 2010. The majority of the increase was from the creation of new positions which included a Chief Risk Officer, two commercial lenders, an internal audit manager, a Bank Secrecy Act officer, two retail branch administration officers, an information security officer, and a treasury officer. Service bureau fees increased $141,000 as the result of higher ATM servicing fees of $41,000, other service bureau fees of $94,000 and wide-area network servicing fees of $6,000. Occupancy and equipment expense increased $45,000 mainly due to increases in utilities and maintenance expense which was offset by decreases in rent and depreciation expense. Professional fees increased $130,000, of which, $73,000 was for audit and legal fees and $57,000 for consulting fees. $80,000 of the increase was mainly attributable to the retention of consultants to perform a bank-wide efficiency and human capital study to evaluate infrastructure and risk management needs as the Company prepares to leverage our capital following the second-step conversion from a Mutual Holding Company status. Marketing and promotions expense increased $44,000 mainly due to the introduction and succession planning process of the Company’s new chief executive officer and increased advertising to take advantage of competitive opportunities. Other real estate owned expense decreased $84,000 for the quarter ended June 30, 2011 which was consistent with the decrease in the level of foreclosed assets.
Non-interest expense increased $17.6 million, or 92.6%, to $36.7 million for the six months ended June 30, 2011 compared to $19.0 million for the same period in the prior year. The $8.9 million FHLBB prepayment penalty to the FHLBB and the $5.0 million contribution to the Rockville Bank Foundation, Inc. accounted for 79.2% of the increase. In addition to these nonrecurring expenses, salary and employee benefits expense increased $2.3 million which is related to the aforementioned additions to staff in preparation for the Bank’s growth plans, the aforementioned executive retirement, additional bonus and obligation payments to the current Chief Executive Officer, William H. W. Crawford, IV, of $300,000 and to the former Chief Executive Officer, William J. McGurk, of $200,000 during the period ended March 31, 2011, and to some extent new expenses related to the newly created Chief Risk Officer position, and the head Information Technology. Service bureau fees increased $201,000, primarily as the result of higher ATM servicing fees of $65,000 and service bureau fees of $129,000. Occupancy and equipment expense increased $84,000 mainly due to increases in utilities and maintenance expense which was offset by decreases in depreciation expense. Professional fees increased $424,000 due to increases in consulting fees of $359,000 and audit and legal fees of $65,000 which were necessary to consider and evaluate the infrastructure and risk management needs to proceed with the Bank’s growth plans.
Marketing and promotions expense increased $94,000 mainly due to the introduction of the Company’s new chief executive officer and increased advertising to take advantage of competitive opportunities. FDIC assessments increased $219,000 as a result of the growth in deposit balances. Other real estate owned expense decreased $393,000.
Income Tax Provision: Income tax provision decreased $1.7 million to $84,000 for the three months ended June 30, 2011 as compared to $1.8 million for the same period in the prior year. Year to date income tax benefit is $507,000 due to the loss experienced in the first six months of 2011. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 34.1% and 35.3% of pretax income for the six months ended June 30, 2011 and 2010, respectively.
The decrease in the effective tax rate was attributable to an increase in state income tax. Due to increased activity in Massachusetts, the Company began filing Massachusetts corporation income tax return for the calendar year 2010. The Company recorded a federal income tax benefit of 35.4% and a provision for state income taxes of 1.3% providing an effective tax rate of 34.1% for the period ended June 30, 2011.
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Summary: The Company’s total assets increased $68.5 million, or 4.1%, to $1.75 billion at June 30, 2011, from $1.68 billion at December 31, 2010, primarily due to the second-step conversion completed on March 3, 2011 which raised $168.0 million. Proceeds from the conversion were used to purchase short-term investments, available for sale securities and to pay off FHLBB advances, and on June 29, 2011, the Bank completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. Additionally, the Bank also sold approximately $14.5 million in available-for-sale equity investments.
Cash and cash equivalents increased to $80.7 million, or 33.0%, at June 30, 2011 from $60.7 million at December 31, 2010. Available for sale securities increased to $153.8 million, or 22.6%, at June 30, 2011 from $125.4 million at year end. Net loans receivable increased $20.1 million, or 1.4%, to $1.43 billion at June 30, 2011 compared to December 31, 2010. Compared to the second quarter of 2010, average earning assets increased by $254.1 million, or 16.9%, to $1.76 billion mainly due to the additional $168.0 million in net proceeds received from the Company’s stock conversion in the first quarter of 2011 and $59.5 million in loan growth. Deposits increased $57.6 million, or 4.7%, from December 31, 2010, to $1.28 billion at June 30, 2011. Interest-bearing deposits grew $59.5 million in the first six months of 2011 to $1.11 billion from $1.05 billion at December 31, 2010. Non-interest-bearing deposits totaled $166.9 million at June 30, 2011, a decrease of $1.9 million from year end 2010. Federal Home Loan Bank advances decreased $144.5 million, or 55.3%, to $116.9 million at June 30, 2011 from $261.4 million at December 31, 2010.
Total stockholders’ equity increased $165.7 million, or 99.6%, to $332.1 million at June 30, 2011 compared to $166.4 million at December 31, 2010. This was due to the capital raised in the second-step conversion completed in the first quarter of 2011. As a result, common stock increased $158.5 million, net of retired treasury shares totaling $9.5 million, and additional paid-in capital increased $10.0 million. In addition, the level of unallocated ESOP shares increased to $10.0 million from $3.5 million as additional shares were purchased for the ESOP thereby reducing equity by $6.6 million. Also reducing total equity was the reduction in retained earnings of $4.1 million due to the operating loss and the payment of dividends in 2011 and an increase of $1.8 million in the accumulated other comprehensive loss.
Investment Securities: At June 30, 2011, the Company’s investment portfolio was $165.2 million, or 9.5% of total assets, consisted of available for sale securities of $153.9 million and held to maturity securities of $11.3 million. The increase in available for sale securities of $28.4 million as compared to December 31, 2010, was mainly due to the purchase of $39.3 million of government-sponsored enterprise mortgage-backed investments and $16.8 million of U.S. Government-sponsored enterprise investments offset by the proceeds received from the sale of $14.5 million of equity securities and Fannie Mae and Freddie Mac preferred securities at a gain of $6.2 million, $8.6 million of principal payments of government-sponsored enterprise mortgage-backed securities, $7.5 million of U.S. Government-sponsored enterprise mortgage-backed investments which were called and a reduction of the unrealized gains on available for sale securities of $3.3 million. At June 30, 2011, the available for sale securities portfolio was comprised of $44.4 million in U.S. Government and U.S. Government-sponsored enterprise securities, $4.5 million in corporate bonds, $101.6 million in Government-sponsored residential mortgage-backed securities and $3.3 million in marketable equity securities. The decrease in the net unrealized gains on investment securities available for sale largely reflects the common and preferred equity sales in the quarter and to a lesser degree, the effect of decreasing long-term investment market rates had on the debt securities portfolio during the first three months of 2011. The held to maturity securities portfolio had an amortized cost of $11.3 million comprised of Government-sponsored residential mortgage-backed securities that had a fair market value of $12.3 million at June 30, 2011. Principal payments totaling $2.4 million were made on held to maturity securities during the six months ended June 30, 2011; there were no purchases.
Lending Activities: Net loans receivable increased $20.1 million to $1.43 billion at June 30, 2011. The increase was primarily due to increases in commercial real estate loans of $19.5 million and commercial business loans of $5.3 million. Residential real estate loans increased $4.1 million to $724.1 million as demand for new borrowings has decreased in 2011 compared to last year. Real estate construction loans decreased $6.9 million to $71.8 million from year end. As of June 30, 2011 and December 31, 2010, commercial business loans consisted of $18.7 million and $19.6 million, respectively, of loans fully guaranteed by the United States Department of Agriculture.
Deposits: Deposits increased $57.6 million to $1.28 billion at June 30, 2011 compared to $1.22 billion at December 31, 2010. At June 30, 2011, non-interest-bearing deposits were $166.9 million, a decrease of $1.9 million and interest-bearing deposits were $1.11 billion, an increase of $59.5 million, compared to December 31, 2010. Money market and investment savings account balances were $238.5 million, an increase of $11.5 million, regular savings and club account balances were $181.3 million, an increase of $19.0 million, and NOW account balances were $128.9 million, an increase of $11.6 million as compared to December 31, 2010. Certificates of deposit balances were $561.2 million, an increase of $17.4 million in the first six months of 2011 compared to year end. At June 30, 2011, core deposits were $715.7 million, an increase of $40.2 million compared to December 31, 2010. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2011, $80.7 million of the Company’s assets were invested in cash and cash equivalents compared to $60.7 million at December 31, 2010. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2011, the Company had $116.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $237.4 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $524.0 million at June 30, 2011.
At June 30, 2011, the Company had outstanding commitments to originate loans of $72.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $288.9 million. At June 30, 2011, time deposits scheduled to mature in less than one year totaled $405.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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
The Company has sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. Additionally, from the first quarter of 2009 through the first quarter of 2011, the Company sold fixed rate residential mortgages to the secondary market. No sales to the secondary market were made in the second quarter of 2011 due to market conditions. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis
Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage Decrease
in Estimated
Net Interest Income
Over 12 Months
300 basis point increase in rates	(1.24%)
50 basis point decrease in rates	(1.55)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At June 30, 2011, income at risk (i.e., the change in net interest income) decreased 1.24% and decreased 1.55% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At June 30, 2011, return on assets is modeled to decrease by 5 basis points and decrease 2 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Item 1A. Risk Factors
Our success greatly depends on the contributions of our senior management and other key personnel. In April, 2011 William J. McGurk, our longstanding President and Chief Executive Officer, retired as scheduled. Mr. McGurk remains on our Board of Directors until his term expires in 2013 and continues to serve in a consulting role. In addition, our Executive Vice President and Chief Operating Officer, Joseph F. Jeamel, Jr. retired on June 30, 2010. Mr. Jeamel remains on the Board until 2013 when his current term expires. In January 2011, the Company announced Mr. William H.W. Crawford, IV as Mr. McGurk’s replacement which became effective on Mr. McGurk’s retirement. While we will strive to make this transition as smooth as possible, the Company’s business or operations may be disrupted due to the transition of CEO responsibilities and any other management changes as the Company adjusts to new leadership. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel.
There have been no other material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2010.
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

Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None

Item 6. Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

4.1	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Rockville Financial, Inc., the Bank and Christopher E. Buchholz Retirement Agreement and Release (the “Agreement”) as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on July 11, 2011)

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 (incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.4.3	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.5 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 1, 2011(incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective July 18, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on July 19, 2011)

14	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ John T. Lund
John T. Lund
EVP, Chief Financial Officer and Treasurer

Date: August 9, 2011