Form 10-Q
period 2011-09-30
Rockville Financial, Inc. /CT/
filed 2011-11-09
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑
As of November 4, 2011, there were 29,515,482 shares of Registrant’s no par value common stock outstanding.

Part I — FINANCIAL INFORMATION
     Item 1. Interim Financial Statements
Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Condition
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$68,487	$16,692
Short-term investments	312	44,016

Total cash and cash equivalents	68,799	60,708
AVAILABLE FOR SALE SECURITIES-At fair value	134,642	125,447
HELD TO MATURITY SECURITIES-At amortized cost	10,504	13,679
LOANS HELD FOR SALE	2,081	380
LOANS RECEIVABLE (Net of allowance for loan losses of $15,527 in 2011 and $14,312 in 2010)	1,445,492	1,410,498
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,084	4,176
DEFERRED TAX ASSET-Net	7,494	11,327
PREMISES AND EQUIPMENT-Net	15,500	14,912
GOODWILL	1,149	1,149
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	30,790	10,459
OTHER REAL ESTATE OWNED	303	990
CURRENT FEDERAL TAX RECEIVABLE	5,378	—
PREPAID FDIC ASSESSMENTS	3,260	3,875
OTHER ASSETS	3,696	3,466

	$1,750,179	$1,678,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing	$181,637	$168,736
Interest-bearing	1,115,926	1,050,524

Total deposits	1,297,563	1,219,260
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,106	6,131
ADVANCES FROM THE FEDERAL HOME LOAN BANK	94,887	261,423
AVAILABLE FOR SALE SECURITIES PAYABLE	—	10,534
ACCRUED EXPENSES AND OTHER LIABILITIES	19,267	14,297

TOTAL LIABILITIES	1,414,823	1,511,645

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 and 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,515,482 and 29,653,088 shares issued and 29,515,482 and 28,610,081 outstanding at September 30, 2011 and December 31, 2010, respectively) (1)	243,776	85,249
Additional paid-in capital	15,068	4,789
Unearned compensation — ESOP	(9,741)	(3,478)
Treasury stock, at cost (1,043,007 shares at December 31, 2010)	—	(9,495)
Retained earnings	88,687	90,645
Accumulated other comprehensive loss, net of tax	(2,434)	(1,282)

TOTAL STOCKHOLDERS’ EQUITY	335,356	166,428

	$1,750,179	$1,678,073

(1)	Share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).
     See accompanying notes to unaudited consolidated financial statements

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans	$17,828	$17,833	$52,844	$52,831
Securities-interest	1,244	1,118	3,579	3,460
Securities-dividends	45	117	324	335
Interest-bearing deposits	8	1	39	4

Total interest and dividend income	19,125	19,069	56,786	56,630

INTEREST EXPENSE:
Deposits	2,862	2,815	8,670	8,668
Borrowed funds	899	2,701	5,587	7,852

Total interest expense	3,761	5,516	14,257	16,520

Net interest income	15,364	13,553	42,529	40,110

PROVISION FOR LOAN LOSSES	754	1,302	2,260	3,114

Net interest income after provision for loan losses	14,610	12,251	40,269	36,996

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on equity securities	—	—	(29)	—
Service charges and fees	1,521	1,948	4,799	5,182
Net gain from sales of securities	74	2	6,275	190
Net gain from sales of loans	405	669	464	1,192
Other income	212	127	210	234

Total non-interest income	2,212	2,746	11,719	6,798

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,023	4,958	18,307	14,579
Service bureau fees	1,110	1,020	3,297	3,006
Occupancy and equipment	1,097	1,056	3,363	3,238
Professional fees	725	378	1,907	1,136
Marketing and promotions	202	247	967	918
FDIC assessments	(29)	406	991	1,207
Other real estate owned	2	498	76	965
Contribution to Rockville Bank Foundation, Inc.	—	—	5,043	—
Loss on extinguishment of debt	—	—	8,914	—
Other	1,466	1,313	4,383	3,854

Total non-interest expense	10,596	9,876	47,248	28,903

INCOME BEFORE INCOME TAXES	6,226	5,121	4,740	14,891
INCOME TAX PROVISION	2,143	1,862	1,636	5,314

NET INCOME	$4,083	$3,259	$3,104	$9,577

     See accompanying notes to unaudited consolidated financial statements.                     (Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Income — Concluded
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income per share
(see Note 2):
Basic	$0.14	$0.12	$0.11	$0.34
Diluted	$0.14	$0.12	$0.11	$0.34

Weighted-average shares (1) outstanding:
Basic	28,913,173	28,122,154	28,952,796	28,100,661
Diluted	29,035,511	28,151,889	29,036,136	28,122,256

(1)	Share amounts related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).
     See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

								Accumulated
			Additional	Unearned	Treasury	Treasury		Other	Total
	Common Stock		Paid-in	Compensation	Stock -	Stock -	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	- ESOP	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2010	19,551,057	$85,249	$4,789	$(3,478)	687,682	$(9,495)	$90,645	$(1,282)	$166,428

Comprehensive income:
Net income	—	—	—	—	—	—	3,104	—	3,104
Net unrealized loss on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(1,586)	(1,586)
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	434	434

Total comprehensive income									1,952

Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	(687,682)	9,495	—	—	—
Exchange of common stock @ 1.5167 shares per common share	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	21,317	—	529	—	—	—	—	—	529
ESOP shares released or committed to be released	—	—	147	808	—	—	—	—	955
Cancellation of shares for tax withholding	(7,126)	—	(82)	—	—	—	—	—	(82)
Forfeited unvested restricted stock	(3,033)	—	—	—	—	—	—	—	—
Dividends paid ($0.20 per common share)	—	—	—	—	—	—	(5,062)	—	(5,062)

Balance at September 30, 2011	29,515,482	$243,776	$15,068	$(9,741)	—	$—	$88,687	$(2,434)	$335,356

     See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,104	$9,577
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of premiums and discounts on investments, net	(32)	(125)
Share-based compensation expense	529	350
Amortization of ESOP Expense	955	606
Provision for loan losses	2,260	3,114
Write-down of OREO	—	380
Net gain from sales of securities	(6,275)	(190)
Loss on extinguishment of debt	8,914	—
Other-than-temporary impairment of securities	29	—
Loans originated for sale	(21,946)	(46,788)
Proceeds from loan sales held for sale	20,245	47,616
Net gains from sales of loans	(464)	(1,192)
Loss on sale of OREO	93	90
Depreciation and amortization	996	1,089
Loss on disposal of equipment	110	1
Deferred income tax provision (benefit)	4,687	(450)
Increase in cash surrender value of bank-owned life insurance	(331)	(288)
Net change in:
Deferred loan fees and premiums	(212)	(83)
Accrued interest receivable	92	(405)
Prepaid FDIC assessment	615	1,090
Other assets	(5,143)	(1,232)
Accrued expenses and other liabilities	(5,130)	5,968

Net cash provided by operating activities	3,096	19,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	14,551	399
Proceeds from calls and maturities of available for sale securities	27,300	10,723
Principal payments on available for sale securities	13,789	16,284
Principal payments on held to maturity mortgage-backed securities	3,214	3,694
Purchases of available for sale securities	(61,037)	(49,967)
Proceeds from sale of OREO	933	682
Capitalized OREO costs	—	(95)
Purchase of BOLI	(20,000)	—
Loan originations, net	(37,381)	(34,419)
Purchases of premises and equipment	(1,719)	(189)
Proceeds from sale of other assets	25	—

Net cash used in investing activities	(60,325)	(52,888)

     See accompanying notes to unaudited consolidated financial statements.
(Continued)

Rockville Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — Concluded
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	78,303	45,870
Net decrease in mortgagors’ and investors’ escrow accounts	(3,025)	(3,194)
Net decrease in short-term Federal Home Loan Bank advances	—	(15,000)
Proceeds from long-term Federal Home Loan Bank advances	—	37,800
Contractual repayment of long-term Federal Home Loan Bank advances	(44,336)	(10,174)
Prepayment of long-term Federal Home Loan Bank advances and penalty	(131,114)	—
Common stock purchase by ESOP	(7,071)	—
Proceeds from stock offering, net of offering costs	168,044	—
Cancellation of Rockville Financial, MHC Inc. shares	9,685	—
Fractional shares paid	(22)	—
Cancellation of shares for tax withholding	(82)	(30)
Cash dividends paid on common stock	(5,062)	(3,393)

Net cash provided by financing activities	65,320	51,879

NET INCREASE IN CASH AND CASH EQUIVALTENTS	8,091	18,119

CASH AND CASH EQUIVALENTS—Beginning of period	60,708	19,307

CASH AND CASH EQUIVALENTS—End of period	$68,799	$37,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,800	$16,478
Income taxes	4,950	6,900
Transfer of loans to other real estate owned	184	3,891
Goodwill recognition from subsidiary acquisition	—	79
Transfer to fixed assets from subsidiary acquisition	—	23
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
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim consolidated financial statements should be read in conjunction with the Company’s 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share data)
Net income	$4,083	$3,259	$3,104	$9,577

Weighted-average basic shares outstanding	28,913,173	28,122,154	28,952,796	28,100,661
Diluted effect of stock options	122,338	29,735	83,340	21,595

Weighted-average diluted shares	29,035,511	28,151,889	29,036,136	28,122,256

Earnings per share:
Basic	$0.14	$0.12	$0.11	$0.34

Diluted	$0.14	$0.12	$0.11	$0.34

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
3.	Recent Accounting Pronouncements
Intangibles-Goodwill and Other (Topic 350): In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than the carrying amount. The amendments are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.
Comprehensive Income (Topic 220): In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and transparency of financial reporting. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. Adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.
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
Receivables (Topic 310): In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the Company for the first interim period beginning after June 15, 2011 but will be applied retrospectively to January 1, 2011 for the Company’s 2011 fiscal year. Adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.
Receivables (Topic 310): In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see below). This ASU delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. ASU No. 2011-02 (above) clarifies the guidance of what constitutes a troubled debt restructuring. Adoption of ASU 2011-01 occurred upon adoption of ASU 2011-02 and did not have a material impact on the Company’s consolidated financial statements.
Receivables, (Topic 310): In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and, (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has incorporated the end of reporting period disclosures in the December 31, 2010 consolidated financial statements. The disclosures about activity are incorporated into the September 30, 2011 consolidated financial statements and have significantly increased the Company’s loan disclosures.
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

Assets Recorded at Fair Value on a Recurring Basis:

		Fair Value Measurements
		At September 30, 2011
		Quoted
		Prices in
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$29,912	$3,002	$26,910	$—
Government-sponsored residential mortgage-backed securities	97,304	—	97,304	—
Corporate debt securities	4,225	—	3,075	1,150
Marketable equity securities	3,201	3,128	—	73

Total assets measured at fair value	$134,642	$6,130	$127,289	$1,223

		Fair Value Measurements
		At December 31, 2010
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$34,327	$3,017	$31,310	$—
Government-sponsored residential mortgage-backed securities	70,390	—	70,390	—
Corporate debt securities	4,008	—	4,008	—
Marketable equity securities	16,722	16,649	—	73

Total assets measured at fair value	$125,447	$19,666	$105,708	$73

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Investment Securities Available for Sale:
Balance of recurring Level 3 assets at beginning of period	$73	$73
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	—	—
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or out of Level 3	1,150	—

Balance of recurring Level 3 assets at end of period	$1,223	$73

During the three and nine months ended September 30, 2011, the Company transferred the Preferred Term Security XXVIII, Ltd (PRETSL XXVIII) with a market value of $1.1 million and book value of $2.8 million into Level 3 from Level 2. The Company regularly assesses inputs used to value the PRETSL XXVIII and has determined that the most significant input is unobservable and requires a high degree of judgment. The change to Level 3 from Level 2 of the PRETSEL occurred in the third quarter of 2011.
Items Measured at Fair Value on a Non-Recurring Basis:
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value .usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
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

Assets Recorded at Fair Value on a Non-recurring Basis:

The following table presents the Company’s assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2011 and 2010:

			Fair Value Measurements
		At September 30, 2011 using:
		Quoted Prices
		in Active			Total Gains	Total Losses
		Markets for	Other	Significant	for the three	for the nine
		Identical	Observable	Unobservable	months ended	months ended
		Assets	Inputs	Inputs	September 30,	September 30,
	Total	(Level 1)	(Level 2)	(Level 3)	2011	2011
	(In thousands)
Other real estate owned	$303	$—	$—	$303	$—	$—
Impaired loans	1,209	—	—	1,209	27	(291)

Total	$1,512	$—	$—	$1,512	$27	$(291)

			Fair Value Measurements
		At December 31, 2010 using:
		Quoted Prices in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(In thousands)
Other real estate owned	$2,648	$—	$—	$2,648	$—
Impaired loans	990	—	—	990	(1,356)

Total	$3,638	$—	$—	$3,638	$(1,356)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at September 30, 2011 or December 31, 2010.

As of September 30, 2011 and December 31, 2010, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$68,799	$68,799	$60,708	$60,708
Available for sale securities	134,642	134,642	125,447	125,447
Held to maturity securities	10,504	11,471	13,679	14,638
Loans receivable-net	1,445,492	1,485,246	1,410,498	1,415,387
Loans held for sale	2,081	2,081	380	380
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,084	4,084	4,176	4,176

Financial liabilities:
Deposits	1,297,563	1,304,301	1,219,260	1,200,517
Mortgagors’ and investors’ escrow accounts	3,106	3,106	6,131	6,131
Advances from FHLBB	94,887	100,677	261,423	274,557
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

5.	Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at September 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
		Unrealized	Unrealized
September 30, 2011	Amortized Cost	Gains	Losses	Fair Value
		(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$29,610	$302	$—	$29,912
Government-sponsored residential mortgage-backed securities	92,345	4,960	1	97,304
Corporate debt securities	5,916	—	1,691	4,225

Total debt securities	127,871	5,262	1,692	131,441

Marketable equity securities, by sector:
Banks	68	5	—	73
Industrial	109	15	—	124
Mutual funds	2,697	142	—	2,839
Oil and gas	131	34	—	165

Total marketable equity securities	3,005	196	—	3,201

Total available for sale securities	$130,876	$5,458	$1,692	$134,642

At September 30, 2011, the net unrealized gain on securities available for sale of $3.8 million, net of income taxes of $1.3 million, or $2.5 million, is included in accumulated other comprehensive loss.

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
(In thousands)
Held to maturity:
Government-sponsored residential mortgage-backed securities	$10,504	$967	$—	$11,471

In June 2011, the Company received proceeds of $14.5 million from the sale of available for sale investments which included $1.1 million of Fannie Mae and Freddie Mac preferred stock securities. The sale of securities resulted in a gain of $6.2 million, or $4.0 million after tax. During the third quarter, the Company completed its restructuring with the sale of $86,000 of available for sale securities resulting in a $74,000 gain. In addition to taking advantage of the opportunity to realize a gain, the sale almost entirely eliminated the Company’s equity securities portfolio, removing a significant risk of market volatility from the Company’s balance sheet. While management does not anticipate using new equity investments as part of the on-going investment strategy, the Company continues to hold a modest equity portfolio to preserve its ability to utilize equity investments in the future.

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

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2011	Cost	Value	Cost	Value
		(In thousands)
Maturity:
Within 1 year	$3,002	$3,002	$—	$—
After 1 but within 5 years	19,012	19,275	—	—
After 5 but within 10 years	10,674	10,710	—	—
After 10 years	2,838	1,150	—	—

	35,526	34,137	—	—
Mortgage-backed securities	92,345	97,304	10,504	11,471

	$127,871	$131,441	$10,504	$11,471

At September 30, 2011, securities with a fair value of $3.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments.
As of September 30, 2011, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The following tables summarize gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Available for sale:
Government-sponsored residential mortgage-backed securities	$43	$1	$—	$—	$43	$1
Corporate debt securities	2,975	2	1,150	1,689	4,125	1,691

Total debt securities	$3,018	$3	$1,150	$1,689	$4,168	$1,692

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
Available for sale:
U.S. Government and government-sponsored enterprises	$34,327	$691	$—	$—	$34,327	$691
Government-sponsored residential mortgage-backed securities	5,046	14	30	1	5,076	15
Corporate debt	—	—	3,908	1,887	3,908	1,887

Total debt securities	39,373	705	3,938	1,888	43,311	2,593
Marketable equity securities	1,097	152	624	61	1,721	213

Total	$40,470	$857	$4,562	$1,949	$45,032	$2,806

Of the securities summarized above as of September 30, 2011, 4 issues had unrealized losses for less than twelve months and 1 issue had an unrealized loss for twelve months or more. As of December 31, 2010, 21 issues had unrealized losses for less than twelve months and 9 issues had losses for twelve months or more.
U.S. Government and government-sponsored enterprises and mortgage-backed securities. There were no unrealized losses on the Company’s U.S. Government and government-sponsored securities at September 30, 2011.
Corporate debt securities. The unrealized losses on corporate debt securities related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to three month LIBOR and market spreads on similar securities have increased. The yield on this security is 0.75% versus a coupon rate at purchase of 5.27%. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this investment will suffer from any credit related losses. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011.
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

6.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate loans:
Residential	$706,473	$719,925
Commercial	562,604	489,511
Construction	55,264	78,627
Commercial business loans	131,740	130,303
Installment and collateral loans	4,562	5,921

Total loans	1,460,643	1,424,287

Net deferred loan costs and premiums	376	523
Allowance for loan losses	(15,527)	(14,312)

Loans, net	$1,445,492	$1,410,498

	September 30,	December 31,
	2011	2010
	(In thousands)
Recorded investment in impaired loans for which there is a related allowance for loan losses	$1,807	$2,233
Recorded investment in impaired loans for which there is no related allowance for loan losses	12,128	10,127

Total impaired loans	$13,935	$12,360

Valuation allowance related to impaired loans	$306	$358

Year to date average recorded investment in impaired loans	$12,815	$13,112

Year to date interest income recognized on impaired loans on a cash basis	$307	$343
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
The following table presents the Company’s loans by risk rating at September 30, 2011 and December 31, 2010.

	Residential	Commercial			Installment
	Real Estate	Real Estate	Construction	Commercial	and Collateral
			(In thousands)
September 30, 2011
Loans rated 1 - 5	$697,034	$532,071	$47,609	$125,856	$4,537
Loans rated 6	1,202	15,594	2,739	3,406	—
Loans rated 7	8,202	14,939	4,916	2,478	25
Loans rated 8	35	—	—	—	—
Loans rated 9	—	—	—	—	—

	$706,473	$562,604	$55,264	$131,740	$4,562

December 31, 2010
Loans rated 1 - 5	$711,949	$451,723	$70,647	$125,280	$5,876
Loans rated 6	2,047	22,838	2,960	1,869	11
Loans rated 7	5,929	14,950	5,020	3,154	34
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$719,925	$489,511	$78,627	$130,303	$5,921

Note: All loans rated 9 have been fully charged-off.
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

Changes in the allowance for loss losses for the periods ended September 30, 2011 and 2010 are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
		(In thousands)
Balance, beginning of period	$15,328	$13,144	$14,312	$12,539
Provision for loan losses:
Real estate(1)	844	830	1,941	2,331
Commercial	(74)	256	70	719
Installment and collateral	(1)	(2)	(22)	(3)
Unallocated	(15)	218	271	67
Loans charged-off:
Real estate(1)	(552)	(257)	(867)	(1,413)
Commercial	—	(111)	(216)	(161)
Installment and collateral	(11)	(7)	(28)	(20)
Recoveries of loans previously charged-off:
Real estate(1)	5	6	53	9
Commercial	—	10	4	10
Installment and collateral	3	7	9	16

Balance, end of period	$15,527	$14,094	$15,527	$14,094

(1)	Includes residential real estate, commercial real estate and construction loans.
Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2011 and December 31, 2010 follows:

	Residential	Commercial			Installment
	Real	Real			and
September 30, 2011	Estate	Estate	Construction	Commercial	Collateral	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$132	$—	$174	$—	$—	$—	$306
Amount of allowance for loan losses for loans not deemed to be impaired	4,891	6,341	1,355	2,188	50	396	15,221
Loans deemed to be impaired	7,295	2,242	2,886	1,487	25	—	13,935
Loans not deemed to be impaired	699,178	560,362	52,378	130,253	4,537	—	1,446,708

	Residential	Commercial			Installment
	Real	Real			and
December 31, 2010	Estate	Estate	Construction	Commercial	Collateral	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$156	$21	$—	$176	$5	$—	$358
Amount of allowance for loan losses for loans not deemed to be impaired	4,532	5,448	1,653	2,120	76	125	13,954
Loans deemed to be impaired	5,976	2,990	2,646	714	34	—	12,360
Loans not deemed to be impaired	713,949	486,521	75,981	129,589	5,887	—	1,411,927
The following is a summary of past due and non-accrual loans at September 30, 2011 and December 31, 2010:

			Greater		Past Due
			than 89		90 Days
	30-59	60-89	Days		or More	Loans on
	Days Past	Days Past	Past	Total	and Still	Non-
September 30, 2011	Due	Due	Due	Past Due	Accruing	accrual
			(In thousands)
Real estate loans:
Residential	$767	$1,859	$4,922	$7,548	$—	$7,295
Commercial	213	197	1,421	1,831	—	2,242
Construction	—	89	2,885	2,974	—	2,886
Commercial business loans	34	285	316	635	—	1,487
Installment and collateral loans	17	5	—	22	—	25

Total	$1,031	$2,435	$9,544	$13,010	$—	$13,935

			Greater		Past Due
			than 89		90 Days
	30-59	60-89	Days		or More	Loans on
	Days Past	Days Past	Past	Total	and Still	Non-
December 31, 2010	Due	Due	Due	Past Due	Accruing	accrual
			(In thousands)
Real estate loans:
Residential	$7,899	$1,634	$2,952	$12,485	$—	$5,976
Commercial	—	—	2,347	2,347	—	2,990
Construction	1,101	187	2,646	3,934	—	2,646
Commercial business loans	200	119	445	764	—	714
Installment and collateral loans	11	4	34	49	—	34

Total	$9,211	$1,944	$8,424	$19,579	$—	$12,360

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,965	$5,965	$—	$4,804	$4,804	$—
Commercial	2,242	2,242	—	2,393	2,393	—
Construction	2,409	2,409	—	2,646	2,646	—
Commercial business loans	1,487	1,487	—	277	277	—
Installment and collateral loans	25	25	—	7	7	—

Total	12,128	12,128	—	10,127	10,127	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,462	1,462	132	1,172	1,172	156
Commercial	—	—	—	597	597	21
Construction	651	651	174	—	—	—
Commercial business loans	—	—	—	437	437	176
Installment and collateral loans	—	—	—	27	27	5

Total	2,113	2,113	306	2,233	2,233	358

Total	$14,241	$14,241	$306	$12,360	$12,360	$358

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended September 30, 2011 and 2010.

	For the Three Months			For the Three Months
	Ended September 30, 2011			Ended September 30, 2010
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
	Investment	Recognized	Basis	Investment	Recognized	Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,845	$57	$57	$2,964	$24	$24
Commercial	2,401	14	14	3,699	158	158
Construction	2,290	7	7	2,569	4	4
Commercial business loans	1,177	13	13	152	—	—
Installment and collateral loans	16	—	—	6	—	—

Total	11,729	91	91	9,390	186	186

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,421	2	2	1,886	19	19
Commercial	—	—	—	638	—	—
Construction	239	3	3	638	—	—
Commercial business loans	—	—	—	419	—	—
Installment and collateral loans	10	—	—	2	—	—

Total	1,670	5	5	3.583	19	19

Total	$13,399	$96	$96	$12,973	$205	$205

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the nine months ended September 30, 2011 and 2010.

	For the Nine Months			For the Nine Months
	Ended September 30, 2011			Ended September 30, 2010
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
	Investment	Recognized	Basis	Investment	Recognized	Basis
			(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,341	$179	$179	$2,491	$66	$66
Commercial	2,091	54	54	2,696	189	189
Construction	2,349	7	7	2,432	6	6
Commercial business loans	753	40	40	125	2	2
Installment and collateral loans	10	1	1	6	—	—

Total	10,544	281	281	7,750	263	263

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,383	22	22	1,638	60	60
Commercial	575	—	—	936	—	—
Construction	119	3	3	2,486	—	—
Commercial business loans	178	—	—	331	2	2
Installment and collateral loans	16	1	1	1	—	—

Total	2,271	26	26	5,392	62	62

Total	$12,815	$307	$307	$13,142	$325	$325

Management has established the allowance for loan loss in accordance with GAAP for the period ending September 30, 2011 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2011 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three quarters of 2011 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.
Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the restructuring constitutes a concession by the creditor and (ii) the debtor is experiencing financial difficulties. A troubled debt restructuring may include (i) a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt, (ii) issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting debt into an equity interest, and (iii) modifications of terms of a debt.

Troubled debt restructurings are set forth in the following table as of September 30, 2011:

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
		($ in thousands)

Residential real estate	13	$1,726	$1,625
Commercial real estate	1	315	301

Commercial business	3	664	441

Total troubled debt restructuring	17	$2,705	$2,367

	Number
Troubled Debt Restructurings	of
That Subsequently Defaulted:	Contracts	Recorded Investment

Residential real estate	3	$536
Commercial real estate	—	—
Commercial business	2	121

Total troubled debt restructuring	5	$657

     Troubled debt restructurings are set forth in the following table as of December 31, 2010:

			Post-Modification
	Number	Pre-Modification	Outstanding
	of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
		($ in thousands)
Residential real estate	9	$1,344	$1,338
Commercial real estate	1	315	315
Commercial business	—	—	—

Total troubled debt restructuring	10	$1,659	$1,653

	Number
Troubled Debt Restructurings That	of
Subsequently Defaulted:	Contracts	Recorded Investment
Residential real estate	3	$540
Commercial real estate	—	—
Commercial business	—	—

Total troubled debt restructuring	3	$540

During the third quarter of 2011 one residential real estate loan was added to trouble debt restructuring totaling $64,000. All restructured loans were on non-accrual status as of September 30, 2011 and December 31, 2010.

The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
7.	Federal Home Loan Bank Borrowings and Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At September 30, 2011 and December 31, 2010, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2011 and December 31, 2010, there were no advances outstanding under the line of credit.
On June 29, 2011, the Company announced that it completed a balance sheet restructuring strategy. The Bank completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. The borrowings extinguished were bullet advances with maturities in 2012 or later with rates that equaled or exceeded 3.00%. The repayment of the FHLBB advances incurred a pre-payment penalty of $8.9 million, or $5.8 million after tax.
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
Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
2011	$29,000	3.60%	$73,320	3.70%
2012	7,000	4.09	37,400	4.21
2013	—	—	63,000	4.12
2014	8,112	3.70	26,912	4.13
2015	29,000	2.58	39,000	2.95
Thereafter	21,775	3.62	21,791	3.61

	$94,887	3.34%	$261,423	3.80%

At September 30, 2011, five advances totaling $30.0 million with interest rates ranging from 3.19% to 4.39% are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $348.2 million and $392.5 million at September 30, 2011 and December 31, 2010, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock.

8.	Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of September 30, 2011, there were 12,286 restricted stock shares and 432,784 stock options that remain available for future grants under the Plan. There were 21,317 restricted shares and 140,819 stock option awards granted in 2011.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $146,000 and $529,000 with a related tax benefit recorded of $51,000 and $185,000 for the three and nine months ended September 30, 2011 of which Director share-based compensation expense recognized (in the consolidated statements of income as other non-interest expense) was $16,000 and $47,000, respectively and officer share-based compensation expense recognized (in the consolidated statements of income as salaries and benefit expense) was $131,000 and $482,000, respectively. The total charge of $529,000 for the nine months ended September 30, 2011 includes $82,000 related to 7,126 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first nine months of 2011.
Stock Options: The following table presents the activity related to stock options under the Plan for the nine months ended September 30, 2011:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(In thousands)

Stock options outstanding at December 31, 2010(1)	846,107	$8.44
Granted	140,819	9.86
Exercised	—	—
Forfeited or expired	111,480	8.38

Stock options outstanding at September 30, 2011	875,446	$8.67	6.4	$1,129

Options exercisable at September 30, 2011	648,143	$8.75	5.5	$—

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The aggregate fair value of vested options was $246,000 and $119,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the unrecognized cost related to the stock options awarded of $566,000 will be recognized over a weighted-average period of 3.2 years.
Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the nine months ended September 30, 2011:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value

Unvested as of December 31, 2010(1)	41,916	$7.27
Granted	21,317	9.85
Vested	(23,896)	7.80
Forfeited	(3,031)	7.35

Unvested as of September 30, 2011	36,306	$8.43

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step stock offering.
The fair value of restricted shares that vested during the nine months ended September 30, 2011 and 2010 was $186,000 and $124,000, respectively. There were 21,317 shares of restricted stock granted during the nine months ended September 30, 2011. As of September 30, 2011, there was $235,000 of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 3.2 years.

Of the remaining unvested restricted stock, 2,501 shares will vest in 2011, 13,510 shares in 2012, 9,265 in 2013, 6,764 in 2014 and 4,266 in 2015. All unvested restricted stock shares are not expected to vest.
9.	Income Taxes
As of September 30, 2011 and December 31, 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2006.
As of September 30, 2011 and December 31, 2010, the Company has not accrued any interest and penalties related to uncertain tax positions.
10.	Accumulated Other Comprehensive (Loss) Income
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

			Accumulated
	Minimum	Net Unrealized Gain	Other
	Pension	on Available For	Comprehensive
	Liability	Sale Securities	Loss
		(In thousands)
December 31, 2010	$(5,315)	$4,033	$(1,282)

Change	434	(1,586)	(1,152)

September 30, 2011	$(4,881)	$2,447	$(2,434)

The following table summarizes other comprehensive income and the related tax effects for the nine months ended September 30, 2011:

Nine Months
Ended
September 30,
2011
(In thousands)
Net income	$3,104
Unrealized losses on securities available for sale	3,807
Realized gains on securities available for sale	(6,246)
Income tax benefit	853

Net unrealized losses on securities available for sale	(1,586)

Benefit plans amortization	665
Income tax provision	(231)

Net benefit plans amortization	434

Total other comprehensive loss, net of tax	(1,152)

Total comprehensive income	$1,952

11.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-

balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2011, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2011 and December 31, 2010 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be
			Minimum For		Well Capitalized
			Capital		Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Rockville Bank:
September 30, 2011
Total capital to risk weighted assets	$259,917	19.1%	$109,151	8.0%	$136,439	10.0%
Tier 1 capital to risk weighted assets	244,026	17.9	54,592	4.0	81,888	6.0
Tier 1 capital to total average assets	244,026	14.1	69,375	4.0	86,719	5.0

December 31, 2010
Total capital to risk weighted assets	$167,793	12.7%	$105,530	8.0%	$131,913	10.0%
Tier 1 capital to risk weighted assets	153,090	11.6	52,744	4.0	79,116	6.0
Tier 1 capital to total average assets	153,090	9.1	67,515	4.0	84,394	5.0

Rockville Financial, Inc.:
September 30, 2011
Total capital to risk weighted assets	$352,459	25.8%	$109,502	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	336,567	24.6	54,749	4.0	N/A	N/A
Tier 1 capital to total average assets	336,567	18.6	72,575	4.0	N/A	N/A

December 31, 2010
Total capital to risk weighted assets	$181,178	13.7%	$105,566	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	166,475	12.6	52,765	4.0	N/A	N/A
Tier 1 capital to total average assets	166,475	10.4	64,090	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of September 30, 2011, $25.1 million is available for payment of dividends.
A reconciliation of the Company’s capital to regulatory capital is as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Total capital per financial statements	$335,356	$166,428
Accumulated other comprehensive loss	2,434	1,282
Intangible assets	(1,149)	(1,149)
Servicing assets	(73)	(86)

Total Tier 1 capital	336,568	166,475
Allowance for loan and other losses includible in Tier 2 capital	15,891	14,703

Total capital per regulatory reporting	$352,459	$181,178

12.	Commitments and Contingencies
Financial Instruments With Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet commitments to extend credit, undisbursed portions of construction loans, unused commercial and consumer lines of credit and standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral obligations become worthless as it may for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.
Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit:
Commitments to grant loans	$60,784	$68,993
Undisbursed construction loans	68,243	87,544
Undisbursed home equity lines of credit	142,351	143,904
Undisbursed commercial lines of credit	64,747	60,587
Standby letters of credit	10,096	10,368
Unused checking overdraft lines of credit	87	94

	$346,308	$371,490

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
13.	Subsequent Events
Rockville Bank has filed applications with its regulators and is awaiting approval to establish a new branch office located at 102 LaSalle Rd. in West Hartford Connecticut. In addition to having a drive up teller and drive up ATM as well as free on-site parking, the branch will house teams of commercial and small business bankers. Pending regulatory approval, the branch is scheduled to open in the third quarter of 2012.

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
Factors that could cause this difference — many of which are beyond our control — include without limitation the following:
•	Local, regional and national business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•	Changes in laws and regulatory requirements (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses.

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers.

•	Further implementation of our existing stock benefit plans, and adoption of new, second-step plans anticipated in 2012, will increase our costs, which will reduce our income.

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings.

•	The Emergency Economic Stabilization Act (“EESA”) of 2008 has and may continue to have a significant impact on the banking industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and has resulted in dramatic regulatory changes that will affect the industry in general, and may impact the Company’s competitive position in ways that can’t be predicted at this time.
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

Overview
Rockville Financial, Inc., (the “Company”), a Connecticut-chartered bank holding company holds all of the common stock of Rockville Bank (“the Bank”). The Federal Reserve Board regulates the Company. The Company is the successor through reorganization effective March 3, 2011 to Rockville Financial, Inc. (“Old RFI”), a mid-tier holding company that owned the Bank and which itself was owned by Rockville Financial MHC, Inc. as majority owner and public stockholders (See Note 1).
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
General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. In the second quarter of 2011 the allowance for loan loss methodology was revised to utilize the most recent three year loss history as compared to the previous five year loss history. This change was made as management deemed that the shorter loss history period was most reflective of the level of inherent loss existing under the current economic environment. As a result of the change, the amount allocated to the general component of the reserve increased by $156,000. During the third quarter the methodology was slightly modified to segregate loans risk rated as special mention within the commercial real estate, commercial business and SBA loan segments.

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

Commercial real estate — Loans in this segment are primarily income-producing properties throughout Connecticut and select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing not less than quarterly.

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

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan- by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and consumer loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.

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
Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first nine months of 2011, the Company experienced losses totaling $29,000 consisting of one available for sale equity security which was deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of U.S. government-sponsored mortgage-backed securities with no unrealized losses at September 30, 2011. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.
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

In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2006. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of September 30, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2011, our net deferred tax asset was $7.5 million and there was no valuation allowance.
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
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010
The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, bank-owned life insurance income, safe deposit box rental fees, brokerage fees, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment, service bureau fees, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses.

The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2011 and 2010.
Income Statement Summary

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	Change	2011	2010	Change
			(In thousands)
Net interest income	$15,364	$13,553	$1,811	$42,529	$40,110	$2,419
Provision for loan losses	754	1,302	(548)	2,260	3,114	(854)
Non-interest income	2,212	2,746	(534)	11,719	6,798	4,921
Non-interest expense	10,596	9,876	720	47,248	28,903	18,345

Income before income taxes	6,226	5,121	1,105	4,740	14,891	(10,151)
Income tax provision	2,143	1,862	281	1,636	5,314	(3,678)

Net income	$4,083	$3,259	$824	$3,104	$9,577	$(6,473)

Net income increased $824,000 to $4.1 million for the quarter ended September 30, 2011 compared to $3.3 million for the same period last year. An increase in salary and benefits expense of $1.1 million also contributed to the increase in non-interest expense for the three months ended September 30, 2011 over September 30, 2010. This increase is reflective of the several staffing additions largely made in the prior quarter as the Company positions itself for growth. For the quarter ended September 30, 2011, ten net new staff additions were made to the Company. Also, as part of a balance sheet restructuring executed during the quarter ended June 30, 2011, the Company sold $8.2 million of available for sale securities which resulted in a pretax gain of $6.2 million. Net interest income increased $1.8 million due to a $1.8 million decline in the cost of FHLBB borrowing, a $57,000 increase in interest and dividend income on earning assets which was offset by a $47,000 increase in the cost of deposits. In June 2011, the Company prepaid $122.2 million of FHLBB borrowings which resulted in the reduced borrowing costs compared to the same quarter last year.
Net income decreased by $6.5 million to $3.1 million for the nine months ended September 30, 2011 compared to the same period last year. The decrease in net income mainly resulted from a contribution of $5.0 million, $3.3 million after tax, made by the Company to the Rockville Bank Foundation, Inc. and the net effects of the balance sheet restructuring and executed during the quarter ended June 30, 2011, including an $8.9 million loss on extinguishment of debt, $5.8 million after tax and other salary-related quarterly events. Salary and benefits expense was $18.3 million, an increase of $3.7 million over the nine months ended September 30, 2010 as the Company positions itself for growth through staff additions. The increase also reflects expense incurred during the period relating to the retirement of a former executive. Net interest income increased $2.4 million due to $2.3 million in FHLBB borrowing cost savings and an increase in income on earning assets of $156,000 compared with the same period last year.

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

	Three Months Ended September 30,
	2011			2010
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,445,825	$17,828	4.93%	$1,388,227	$17,833	5.14%
Investment securities	161,817	1,278	3.16	125,260	1,235	3.94
Federal Home Loan Bank stock	17,007	11	0.26	17,007	—	—
Other earning assets	35,039	8	0.09	5,245	1	0.08

Total interest-earning assets	1,659,688	19,125	4.61	1,535,739	19,069	4.97

Non-interest-earning assets	81,687			70,305

Total assets	$1,741,375			$1,606,044

Interest-bearing liabilities:
NOW and money market accounts	$372,542	351	0.38	$352,016	389	0.44
Savings accounts (5)	182,068	106	0.23	161,803	136	0.34
Time deposits	557,636	2,405	1.73	484,208	2,290	1.89

Total interest-bearing deposits	1,112,246	2,862	1.03	998,027	2,815	1.13
Advances from the Federal Home Loan Bank	108,324	899	3.32	272,616	2,701	3.96

Total interest-bearing liabilities	1,220,570	3,761	1.23%	1,270,643	5,516	1.74%

Non-interest-bearing liabilities	186,235			170,298

Total liabilities	1,406,805			1,440,941
Stockholders’ equity	334,570			165,103

Total liabilities and stockholders’ equity	$1,741,375			$1,606,044

Net interest income		$15,364			$13,553

Net interest rate spread (2)			3.38%			3.23%
Net interest-earning assets (3)	$439,118			$265,096

Net interest margin (4)			3.70%			3.53%

Average interest-earning assets to average interest-bearing liabilities			135.98%			120.86%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

	Nine Months Ended September 30,
	2011			2010
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,428,073	$52,844	4.93%	$1,369,198	$52,831	5.14%
Investment securities	162,173	3,866	3.18	122,343	3,795	4.14
Federal Home Loan Bank stock	17,007	37	0.29	17,007	—	—
Other earning assets	118,129	39	0.05	6,618	4	0.08

Total interest-earning assets	1,725,382	56,786	4.39	1,515,166	56,630	4.98

Non-interest-earning assets	90,454			67,904

Total assets	$1,815,836			$1,583,070

Interest-bearing liabilities:
NOW and money market accounts	$359,101	1,043	0.39	$348,607	1,182	0.45
Savings accounts (5)	177,433	342	0.26	158,607	410	0.34
Time deposits	556,854	7,285	1.74	483,681	7,076	1.95

Total interest-bearing deposits	1,093,388	8,670	1.06	990,895	8,668	1.17
Advances from the Federal Home Loan Bank	198,950	5,587	3.74	266,162	7,852	3.93

Total interest-bearing liabilities	1,292,338	14,257	1.47%	1,257,057	16,520	1.75%

Non-interest-bearing liabilities	225,713			163,565

Total liabilities	1,518,051			1,420,622
Stockholders’ equity	297,785			162,448

Total liabilities and stockholders’ equity	$1,815,836			$1,583,070

Net interest income		$42,529			$40,110

Net interest rate spread (2)			2.92%			3.23%
Net interest-earning assets (3)	$433,044			$258,109

Net interest margin (4)			3.29%			3.53%

Average interest-earning assets to average interest-bearing liabilities			133.51%			120.53%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

(5)	Includes mortgagors’ and investors’ escrow accounts.

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

	Three Months Ended				Nine Months Ended
	September 30, 2011 Compared to			September 30, 2011 Compared to
	September 30, 2010			September 30, 2010
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
			(In thousands)
Interest and dividend income:
Loans receivable	$725	$(730)	$(5)	$2,224	$(2,211)	$13
Securities interest, dividends & income from other assets	460	(399)	61	2,627	(2,484)	143

Total earning assets	1,185	(1,129)	56	4,851	(4,695)	156

Interest expense:
NOW and money market accounts	22	(60)	(38)	30	(169)	(139)
Savings accounts	16	(46)	(30)	45	(113)	(68)
Time deposits	328	(213)	115	1,004	(795)	209

Total interest-bearing deposits	366	(319)	47	1,079	(1,077)	2
FHLBB Advances	(1,266)	(536)	(1,802)	(1,914)	(351)	(2,265)

Total interest-bearing liabilities	(900)	(855)	(1,755)	(835)	(1,428)	(2,263)

Change in net interest income	$2,085	$(274)	$1,811	$5,686	$(3,267)	$2,419

Net Interest Income: Net interest income before the provision for loan loss was $15.4 million for the three months ended September 30, 2011, compared to $13.6 million for the same period in the prior year, an increase of $1.8 million. In the third quarter of 2011 interest income on earning assets was $19.1 million, an increase of $56,000, yielding an average of 4.61%, a decrease of 36 basis points, as compared to the same period of 2010. Average interest-bearing liabilities decreased $50.1 million, or 3.9%, to $1.22 billion for the three months ended September 30, 2011, costing an average of 1.23%, a decrease of 51 basis points. Average time deposits increased $73.4 million in the third quarter of 2011 compared to the same period last year. Average NOW and money market account balances increased $20.5 million and average savings account balances increased $20.3 million compared to the same period last year. In the third quarter of 2011, the cost of interest-bearing liabilities was $3.8 million, a decrease of $1.8 million from the same period last year.
The increase in the average interest-earning assets reflects the net impact of the second-step conversion in March 2011 and the balance sheet restructuring in June 2011. Loan growth remained strong averaging $57.6 million higher in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, average available for sale securities increased $36.6 million over the same period last year due to the purchases made possible by the additional funds gathered in the second-step conversion and despite the sale of $8.2 million of securities in late June 2011 as part of the balance sheet restructuring efforts. The decrease in average interest-bearing liabilities of $50.1 million mainly reflects the decline in average FHLBB borrowings of $164.3 million which was partially offset by continued growth of average core interest-bearing deposits of $40.8 million and a $73.4 million increase in time deposits. Average net interest-earning assets increased by $174.0 million to $439.1 million. The Company’s net interest margin increased 17 basis points to 3.70% compared to 3.53% for the same period in the prior year. The Company’s net interest rate spread increased 15 basis points to 3.38% due to a decrease in the cost of funds of 51 basis points combined with a 36 basis point reduction in the earning asset yield.

Net interest income before the provision for loan loss was $42.5 million for the nine months ended September 30, 2011, compared to $40.1 million for the same period in the prior year. The increase in net interest income of $2.4 million, or 6.0%, is primarily due to a $174.9 million, or 67.8%, increase in average net interest-earning assets, partially offset by a 24 basis point decrease in the Company’s net interest margin to 3.29% as funds acquired through our second-step conversion were initially placed in relatively low-yielding assets. Average earning assets increased by $210.2 million, or 13.9%, to $1.73 billion while average interest-bearing liabilities increased $35.3 million, or 2.8% to $1.29 billion due to our yearlong campaign to raise deposits. The increase in the average net interest-earning assets reflects the results of the prepayment of $122.2 million of FHLBB borrowings in the second quarter of 2011, redeploying some of the funds obtained in the second step conversion and the net impact of continued strong loan growth. Our net interest rate spread decreased 31 basis points to 2.92% from 3.23% for the same period in the prior year due to a 59 basis point decrease in our average earning asset yield resulting from the reinvestment of the cash received in the second-step conversion in low-yielding assets which was partially offset by an 28 basis point decline in our average cost of funds.
Interest and Dividend Income: Interest and dividend income increased $56,000, or 0.3%, to $19.1 million for the three months ended September 30, 2011 from the same period in the prior year. An increase of $36.6 million of average available for sale securities offset by a 78 basis point decline in the yield on those securities accounted for $43,000 additional interest and dividend income on investment securities. Interest income on loans receivable decreased $5,000, or 0.03%, to $17.8 million. The decrease in loan interest income was due to growth in average net loans for the period of $57.6 million, or 4.1% which was offset by a 21 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s yield on interest-earning assets decreased 36 basis points to 4.61% from 4.97%. The decrease in the average yield was attributable to the reinvestment of the cash received in the second-step conversion to low-yielding investments and the addition of new loans and investments at lower yields than the third quarter last year and adjustable rate loans repricing downward. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended September 30, 2011 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 15 basis points during the past year to 0.10% at September 30, 2011 compared to 0.25% at September 30, 2010.
For the nine months ended September 30, 2011, interest and dividend income increased $156,000, or 0.3%, to $56.8 million from $56.6 million for the same period in the prior year. The Company’s average interest-earning assets grew $210.2 million while the yield on interest-earning assets decreased 59 basis points to 4.39% from 4.98%. An increase of $39.8 million of average available for sale securities offset by a 96 basis point decline in yield accounted for a $71,000 increase in interest and dividend income. Interest income on loans receivable increased $13,000, or 0.2%, to $52.8 million. Dividends earned on FHLBB stock totaled $37,000 year to date since the reinstatement of the dividend in the first quarter of this year. Other earning assets, consisting mainly of overnight funds, earned $39,000 year to date. Average net loans totaled $1.43 billion, $58.9 million higher in the first nine months of 2011 than the same period last year; however the 21 basis point reduction on average loan yields offset most of the expected revenue increase.
Interest Expense: Interest expense for the three months ended September 30, 2011 decreased $1.8 million, or 31.8%, to $3.8 million from $5.5 million compared to the same period last year. In June 2011, the Company prepaid $122.2 million of FHLBB borrowings which led to a reduction of 64 basis points in interest expense on borrowings for the third quarter 2011 compared to the same quarter last year. Borrowing expense for the third quarter 2011 totaled $899,000 compared to $2.7 million in the third quarter of 2010. The decrease in the cost of deposits was primarily due to the impact that the sustained low interest rate environment had on the Company’s interest-bearing deposits during the third quarter of 2011. Average balances on interest-bearing deposits rose to $1.11 billion, an increase of $114.2 million as the growth in time deposits accounted for $73.4 million of the total growth. NOW and money market accounts and savings accounts increased $20.5 million and $20.3 million, respectively. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits and the additional capital received have reduced the need for additional borrowings. Average outstanding advances from the Federal Home Loan Bank were $108.3 million. The interest rate on these borrowings averaged 3.32% in the third quarter of 2011, a decrease of 64 basis points, compared to the average rate of 3.96% in the same quarter last year.

Interest expense for the nine months ended September 30, 2011 decreased $2.3 million, or 13.7%, to $14.3 million from $16.5 million compared to the same period in the prior year. The savings resulted from a decrease of 28 basis points paid on average interest-bearing liabilities in combination with a $35.3 million, or a 2.8%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of having $67.2 million fewer average balances in FHLBB borrowings coupled with a drop of 19 basis points in the cost of borrowings. Average balances on interest-bearing deposits rose to $1.09 billion, an increase of $102.5 million, as the growth in time deposits totaled $73.2 million, NOW and money market accounts increased $10.5 million and savings accounts grew $18.8 million. Average outstanding advances from the Federal Home Loan Bank were $199.0 million with an average cost of 3.74%.
Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $754,000 for the three months ended September 30, 2011, as compared to $1.3 million for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At September 30, 2011, the allowance for loan losses totaled $15.5 million, which represented 1.06% of total loans and 111.43% of non-performing loans compared to an allowance for loan losses of $14.3 million, which represented 1.00% of total loans and 115.79% of non-performing loans as of December 31, 2010.
Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Company maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which are primarily transferred to the Special Assets area which totaled $30.7 million at September 30, 2011.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At September 30, 2011, watchlist loans totaled $53.7 million, of which $39.8 million are not considered impaired.
Non-interest Income: The Company has the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance, mortgage servicing income, loan fee income, gains on sales of securities, derivative financial instruments and brokerage and insurance fees from Infinex, Inc., the Bank’s on-premise provider of non-deposit investment services.
Non-interest income decreased by $534,000 to $2.2 million for the quarter ended September 30, 2011, compared to $2.7 million for the same period last year. The decrease was mainly attributable to a number of factors including a $373,000 reduction in loan fee income generated by Rockville Bank Mortgage, Inc., a $264,000 reduction on the sale of fixed rate mortgages in the secondary market and a reduction in loan servicing income of $143,000 due to a write-down totaling $149,000 of mortgage servicing rights. Partially offsetting these were increases in net gains on the sale of securities totaling $72,000, additional ATM fees of $78,000 and $71,000 of gains recorded on loans held for sale. During the third quarter of 2011, the Company sold $15.3 million of fixed rate residential mortgages in the secondary market compared to $45.9 million in the same quarter last year resulting in a reduction of net gains from the sale of loans of $264,000. There was no other-than-temporary impairment of securities in the third quarter of either year.
Non-interest income increased by $4.9 million to $11.7 million for the nine months ended September 30, 2011, compared to $6.8 million for the same period last year. There were gains from the sale of securities of $6.3 million in 2011, primarily the result of the balance sheet restructuring, compared to $190,000 of gains in 2010, an increase of $6.1 million. Offsetting these gains were service charges and fees which decreased $383,000 due to reductions of loan fee income generated by Rockville Bank Mortgage, Inc. totaling $433,000 resulting from weak demand, reduced loan servicing income of $82,000 and reduced overdraft fees of $87,000. These were partially offset by additional ATM fees received in 2011 compared to 2010 totaling $241,000. In addition, gains on the sale of loans decreased $728,000 in the first nine months of 2011 and the loss on the disposal of fixed assets increased $109,000 compared to the same period last year. Also, there was $29,000 of other-than-temporary impairment of securities in 2011 compared to none in 2010.
Non-interest Expense: The following table summarizes non-interest expense for the three and nine months ended September 30, 2011 and 2010:

		Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	Change	2011	2010	Change
			(In thousands)
Salaries and employee benefits	$6,023	$4,958	$1,065	$18,307	$14,579	$3,728
Service bureau fees	1,110	1,020	90	3,297	3,006	291
Occupancy and equipment	1,097	1,056	41	3,363	3,238	125
Professional fees	725	378	347	1,907	1,136	771
Marketing and promotions	202	247	(45)	967	918	49
FDIC assessments	(29)	406	(435)	991	1,207	(216)
Other real estate owned	2	498	(496)	76	965	(889)
Contribution to Rockville Bank Foundation, Inc.	—	—	—	5,043	—	5,043
Loss on extinguishment of debt	—	—	—	8,914	—	8,914
Other	1,466	1,313	153	4,383	3,854	529

Total non-interest expense	$10,596	$9,876	$720	$47,248	$28,903	$18,345

Non-interest expense increased $720,000, or 7.3%, to $10.6 million for the three months ended September 30, 2011 compared to $9.9 million for the same period in the prior year. Salary and employee benefits expense increased $1.1 million which was attributable to rebuilding the Information Technology organization, adding to and strengthening the risk-management organization, and expanding the commercial lending staff as the Company prepares to leverage our capital and support growth following the second-step conversion completed in March 2011. Included in the $1.1 million increase of salary and employee benefits expense is $822,000 in salary expense, $90,000 for employee restricted stock and option expense and $106,000 of ESOP expense. The number of full-time equivalent employees increased to 261 as of September 30, 2011 compared to 242 as of September 30, 2010. The majority of the increase was from the creation of new positions which included a Chief Risk Officer, six commercial lenders, an internal audit manager, a Bank Secrecy Act officer, two retail branch administration officers, an information security officer, and a treasury officer. Service bureau fees increased $90,000 as the result of higher ATM servicing fees of $34,000, other service bureau fees of $37,000 and wide-area network servicing fees of $19,000. Occupancy and equipment expense increased $41,000 mainly due to increases in utilities and maintenance expense which was offset by decreases in depreciation expense. Professional fees increased $347,000, of which, $159,000 was for audit and legal fees and $188,000 for consulting fees. The increase in consultant expense was mainly attributable to the retention of consultants to perform an enterprise-wide human capital and infrastructure analysis to evaluate the risk management and staffing needs as the Company prepares to leverage our capital following the second-step conversion from a Mutual Holding Company status. Marketing and promotions expense decreased $45,000 mainly due to timing differences in television, radio and print advertising expense which was partially offset by branch and special promotions. FDIC expense decreased $435,000 due to the FDIC’s reduction of the FDIC assessment rate and an adjustment to the assessment base. Other real estate owned expense decreased $496,000 for the quarter ended September 30, 2011 which was consistent with the decrease in the level of foreclosed assets.
Non-interest expense increased $18.3 million, or 63.5%, to $47.2 million for the nine months ended September 30, 2011 compared to $28.9 million for the same period in the prior year. The $8.9 million FHLBB prepayment penalty to the FHLBB and the $5.0 million contribution to the Rockville Bank Foundation, Inc. accounted for 73.9% of the increase. In addition to these nonrecurring expenses, salary and employee benefits expense increased $3.7 million which is related to the aforementioned additions to staff in preparation for the Bank’s growth plans, retirement expenses totaling $830,000 for a former executive officer, a signing bonus to the current Chief Executive Officer, William H. W. Crawford, IV, of $300,000 (to compensate him for bonuses foregone at his prior employer) and a bonus for past performance to the former Chief Executive Officer, William J. McGurk, of $200,000 during the period ended March 31, 2011, and to some extent new expenses related to the newly created Chief Risk Officer position, and the head of Information Technology. Service bureau fees increased $291,000, as the result of higher ATM servicing fees of $99,000, service bureau fees of $167,000 and wide area network fees of $25,000. Occupancy and equipment expense increased $125,000 mainly due to increases in utilities and maintenance expense which was offset by decreases in depreciation expense. Professional fees increased $771,000 due to increases in consulting fees of $547,000 and audit and legal fees of $224,000 which were necessary to consider and evaluate the infrastructure and risk management needs to proceed with the Bank’s growth plans.
Marketing and promotions expense increased $49,000 mainly due to the introduction of the Company’s new Chief Executive Officer and increased advertising to take advantage of competitive opportunities. FDIC assessments decreased $216,000 due to the FDIC’s reduction of the FDIC assessment rate which is applied to the total assessment base, computed on the average consolidated total assets less average tangible equity. Other real estate owned expense decreased $889,000 which is consistent with the decline in other real estate owned properties.
Income Tax Provision: Income tax provision increased $281,000 to $2.1 million for the three months ended September 30, 2011 as compared to $1.9 million for the same period in the prior year. Year to date income tax expense is $1.6 million which is less than the third quarter 2011 income tax due to the loss of $979,000 experienced by the Company in the first six months of 2011. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 34.5% and 35.7% of pretax income for the nine months ended September 30, 2011 and 2010, respectively.
The decrease in the effective tax rate was attributable to an increase in state income taxes. Due to increased activity in Massachusetts and the recognition of interest income in various other states, the Company filed Massachusetts, New York, New Jersey, Illinois and Florida corporation income tax returns for the calendar year ended 2010. The state income tax liability for the previous mentioned states occurred due to the Company’s participation in granting commercial real estate loans in its regional lending program. The Company recorded a federal income tax liability of 32.20% and a provision for state income taxes of 2.32% providing an effective tax rate of 34.52% for the period ended September 30, 2011.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Summary: The Company’s total assets increased $71.5 million, or 4.3%, to $1.75 billion at September 30, 2011, from $1.68 billion at December 31, 2010, primarily due to the second-step conversion completed on March 3, 2011 which raised $168.0 million. Proceeds from the conversion were used to purchase short-term investments, available for sale securities and to pay off FHLBB advances, and on June 29, 2011, the Bank completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. Additionally, the Bank also sold $14.6 million in available-for-sale equity investments.
Cash and cash equivalents increased by $8.1 million, or 13.3%, to $68.8 million at September 30, 2011 from $60.7 million at December 31, 2010. Available for sale securities increased $9.2 million, or 7.3%, to $134.6 million at September 30, 2011 from $125.4 million at year end. Net loans receivable increased $35.0 million, or 2.5%, to $1.45 billion at September 30, 2011 compared to December 31, 2010. Compared to the third quarter of 2010, average earning assets increased by $123.9 million, or 8.1%, to $1.66 billion mainly due to the additional $168.0 million in net proceeds received from the Company’s stock conversion in the first quarter of 2011 and $57.6 million in average loan growth. Total deposits increased $78.3 million, or 6.4%, from December 31, 2010, to $1.30 billion at September 30, 2011. Interest-bearing deposits grew $65.4 million in the first nine months of 2011 to $1.12 billion from $1.05 billion at December 31, 2010. Non-interest-bearing deposits totaled $181.6 million at September 30, 2011, an increase of $12.9 million from year end 2010. Federal Home Loan Bank advances decreased $166.5 million, or 63.7%, to $94.9 million at September 30, 2011 from $261.4 million at December 31, 2010.
Total stockholders’ equity increased $168.6 million, or 101.3%, to $335.0 million at September 30, 2011 compared to $166.4 million at December 31, 2010. This was due to the capital raised in the second-step conversion completed in the first quarter of 2011. As a result, common stock increased $158.5 million, net of retired treasury shares totaling $9.5 million, and additional paid-in capital increased $10.3 million. In addition, the level of unallocated ESOP shares increased to $9.7 million from $3.5 million as additional shares were purchased for the ESOP thereby reducing equity by $6.3 million. Also reducing total equity was the reduction in retained earnings of $2.0 million due to the payment of $5.1 million of dividends in 2011 which exceeded net income for the first nine months and an increase of $1.2 million in the accumulated other comprehensive loss.
Investment Securities: At September 30, 2011, the Company’s investment portfolio was $145.1 million, or 8.3% of total assets, consisted of available for sale securities of $134.6 million and held to maturity securities of $10.5 million. The increase in available for sale securities of $9.2 million as compared to December 31, 2010, was mainly due to the purchase of $39.1 million of government-sponsored enterprise mortgage-backed investments and $21.8 million of U.S. Government-sponsored enterprise investments offset by the proceeds received from the sale of $14.6 million of equity securities and Fannie Mae and Freddie Mac preferred securities at a gain of $6.2 million, $13.8 million of principal payments of government-sponsored enterprise mortgage-backed securities, $27.0 million of U.S. Government-sponsored enterprise mortgage-backed investments which were called and a reduction of the unrealized gains on available for sale securities of $2.4 million. At September 30, 2011, the available for sale securities portfolio was comprised of $29.9 million in U.S. Government and U.S. Government-sponsored enterprise securities, $4.2 million in corporate bonds, $97.3 million in government-sponsored residential mortgage-backed securities and $3.2 million in marketable equity securities. The decrease in the net unrealized gains on investment securities available for sale largely reflects the effect of decreasing long-term investment market rates had on the debt securities portfolio. The held to maturity securities portfolio had an amortized cost of $10.5 million comprised of government-sponsored residential mortgage-backed securities that had a fair market value of $11.5 million at September 30, 2011. Principal payments totaling $3.2 million were made on held to maturity securities during the nine months ended September 30, 2011; there were no purchases.
Lending Activities: Net loans receivable increased $35.0 million to $1.45 billion at September 30, 2011. The increase was primarily due to increases in commercial real estate loans of $73.1 million and commercial business loans of $1.4 million. Residential real estate loans decreased $13.5 million to $706.5 million as demand for new mortgage loans decreased in 2011 compared to last year. Real estate construction loans decreased $23.4 million to $55.3 million from year end. As of September 30, 2011 and December 31, 2010, commercial business loans consisted of $18.3 million and $19.6 million, respectively, of loans fully guaranteed by the United States Department of Agriculture.
Deposits: Deposits increased $78.3 million to $1.30 billion at September 30, 2011 compared to $1.22 billion at December 31, 2010. At September 30, 2011, non-interest-bearing deposits were $181.6 million, an increase of $12.9 million and interest-bearing deposits were $1.12 billion, an increase of $65.4 million, compared to December 31, 2010. Money market and investment savings account balances were $250.9 million, an increase of $23.9 million, regular savings and club account balances were $180.9 million, an increase of $18.5 million, and NOW account balances were $128.1 million, an increase of $10.8 million as compared to December 31, 2010. Certificates of deposit balances were $556.0 million, an increase of $12.2 million in the first nine months of 2011 compared to year end. At September 30, 2011, core deposits were $741.5 million, an increase of $66.1 million compared to December 31, 2010. The Company has been promoting competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2011, $68.8 million of the Company’s assets were invested in cash and cash equivalents compared to $60.7 million at December 31, 2010. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2011, the Company had $94.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $255.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $524.9 million, at September 30, 2011.
At September 30, 2011, the Company had outstanding commitments to originate loans of $60.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $285.6 million. At September 30, 2011, time deposits scheduled to mature in less than one year totaled $403.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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
The Company has sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. Additionally, from the first quarter of 2009 through the third quarter of 2011, the Company sold fixed rate residential mortgages to the secondary market except for the second quarter of 2011 due to market conditions. Sales totaled $20.2 million for the nine months ended September 30, 2011. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis

Income Simulation: Simulation analysis is an estimate of the Company’s interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. The Company utilizes the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. The Company’s most recent simulation uses projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities it holds, rising or falling interest rates may have a significant impact on the actual prepayment speeds of the Company’s mortgage related assets that may in turn affect its interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of the Company’s assets would tend to lengthen more than the expected average life of its liabilities and therefore would most likely result in a decrease to the Company’s asset sensitive position.

Percentage Decrease
in Estimated
Net Interest Income
Over 12 Months
300 basis point increase in rates	(3.38%)
50 basis point decrease in rates	(2.18)
Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income to a maximum variance of (5%) for every 100 basis point interest rate change measured over a twelve-month and a twenty-four month period when compared to the flat rate scenario. In addition, the Company’s policy limits change in return on assets (“ROA”) by a maximum of (15) basis points for every 100 basis point interest rate change when compared to the flat rate scenario, or the change will be limited to 20% of the flat rate scenario ROA (for every 100 basis point interest rate change), whichever is less. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the slight asset-sensitivity of the Company’s balance sheet, income is projected to decrease more if interest rates fall. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At September 30, 2011, income at risk (i.e., the change in net interest income) decreased 3.38% and decreased 2.18% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At September 30, 2011, return on assets is modeled to decrease by 13 basis points and decrease 7 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2010. The anticipated Chief Executive Officer succession mentioned therein took effect in April 2011, and additional senior management hires have taken place.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

4.1	Form of Common Stock Certificate of Rockville Financial, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on the Form S-1 filed for Rockville Financial, Inc. on September 16, 2010)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 4, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on the Company’s Form 8-K filed on January 7, 2010)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Rockville Financial, Inc., the Bank and Christopher E. Buchholz Retirement Agreement and Release (the “Agreement”) as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on July 11, 2011)

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009)

10.4.1	Rockville Bank Extension Notice Agreement by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2010 (incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 10, 2010)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.4.3	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.5 to the Current Report on the Company’s Form 8-K filed on January 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 1, 2011(incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective July 18, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on July 19, 2011)

14	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.
By:	/s/ John T. Lund
John T. Lund
EVP, Chief Financial Officer and Treasurer
Date:   November 9, 2011