Form 10-K
period 2011-12-31
Rockville Financial, Inc. /CT/
filed 2012-03-15
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2011 was $256.3 million based upon the closing price of $9.90 as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.

As of March 2, 2012, there were 29,512,503 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2011 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We may not manage the risks involved in the foregoing as well as anticipated.

•	We recently opened new branches and expect to open additional branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by federal regulations restricting takeovers.

•	Further implementation of our stock benefit plans could increase our costs, which could reduce our income.

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

Item 1.     Business

General

Rockville Financial, Inc., (the “Company”), a state-chartered bank holding company holds all of the common stock of Rockville Bank (the” Bank”). The Federal Reserve Board regulates the Company. The Company is the successor through reorganization effective March 3, 2011 to Rockville Financial, Inc. (“Old RFI”), a mid-tier holding company that owned the Bank and which itself was owned by Rockville Financial MHC, Inc. as majority owner and public stockholders. When referring to the periods prior to March 3, 2011, “Company” shall mean Old RFI.

The Bank is a state-chartered stock savings bank organized in Connecticut in 1858 that provides a full range of banking services to consumer and commercial customers through its main office in Rockville, CT, twenty-one branches located in Hartford, New London and Tolland Counties in Connecticut, a loan production office in New Haven County, Connecticut and 41 automated teller machines (“ATM”), including 10 stand-alone ATM facilities. The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured to the maximum allowable under the Deposit Insurance Fund, which is administered by the FDIC. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).

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

The Company’s business philosophy is to remain an independent, community-oriented franchise and to continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, enhancing our residential mortgage lending activities and expanding our commercial real estate, commercial business lending and commercial banking activities.

The Company employed 281 full-time equivalent employees at December 31, 2011. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank.

Competition

We face competition within our market area both in making loans and attracting deposits. Hartford, New Haven, New London and Tolland Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, based on the FDIC’s most recent annual Summary of Deposits Report, our market share of deposits represented 28.7% of deposits in Tolland County, the largest market share in that county, 2.0% of deposits in Hartford County and 0.8% of deposits in New London County.

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current branch offices are located in Connecticut in Hartford, New London and Tolland Counties. In addition, we maintain a limited service commercial loan production office and a mortgage loan origination office in New Haven County. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is located approximately 15 miles from Hartford. Hartford, New Haven, New London and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Hartford, New Haven, New London and Tolland Counties, and parts of the adjacent Windham and Middlesex Counties. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.

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

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to-four family residential real estate. As of December 31, 2011, loans to borrowers engaged in similar activities did not exceed 10% of total loans outstanding. The largest loan commitment to a related group was $23.9 million with outstanding balances of $15.7 million at December 31, 2011. These loans are performing according to their terms.

The composition of the Bank’s loan portfolio was as follows at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential(1)	$680,702	46.21%	$719,925	50.54%	$754,838	54.98%	$746,041	57.26%	$666,003	59.18%
Commercial	593,867	40.32	489,511	34.37	426,028	31.03	351,474	26.97	284,460	25.28
Construction(2)	50,654	3.44	78,627	5.52	71,078	5.18	89,099	6.84	70,617	6.27
Commercial business loans	143,475	9.74	130,303	9.15	113,240	8.25	106,684	8.19	92,869	8.25
Installment and collateral	4,231	0.29	5,921	0.42	7,742	0.56	9,629	0.74	11,469	1.02

Total loans	1,472,929	100.00%	1,424,287	100.00%	1,372,926	100.00%	1,302,927	100.00%	1,125,418	100.00%

Net deferred loan costs and premiums	494		523		632		1,417		1,529
Allowance for loan losses	(16,025)		(14,312)		(12,539)		(12,553)		(10,620)

Loans, net	$1,457,398		$1,410,498		$1,361,019		$1,291,791		$1,116,327

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit. No residential mortgage loans were held for sale at December 31, 2011. Residential mortgage loans held for sale at December 31, 2010 totaled $380,000 and are not included above.

(2)	Construction loans include commercial and residential loans and are reported net of undisbursed construction funds of $67.1 million, $87.5 million, $86.5 million, $93.9 million and $96.8 million as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Residential Mortgage Loans:    One of our primary lending activities consists of the origination of one-to-four family residential mortgage loans that are primarily secured by properties located in Hartford, New London and Tolland Counties. Of the $680.7 million one-to-four family residential mortgage loans at December 31, 2011, $45.8 million were fixed rate home equity loans and $138.7 million consisted of balances outstanding on home equity lines of credit. Generally, one-to-four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We usually do not make loans with a loan-to-value ratio in excess of 97% for loans secured by single-family homes. Fixed rate mortgage loans generally are originated for terms of 10, 15, 20, 25 and 30 years. Typically, all fixed rate residential mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation (“Freddie Mac”) policies and procedures. Fixed rate residential mortgage loans are periodically sold in the secondary market. We will usually retain the servicing rights for all loans that we sell in the secondary market. We originated $84.0 million of fixed rate one-to-four family residential loans during the year ended December 31, 2011, $57.2 million of which were sold in the secondary market.

We also offer adjustable-rate mortgage loans for one-to-four family properties, with an interest rate which adjusts annually based on the one-year Constant Maturity Treasury Bill Index, after either a one-, three-, four-, five-, seven-, or nine-year initial fixed rate period. We originated $48.3 million of adjustable rate one-to-four family residential loans during the year ended December 31, 2011. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. Of our one-to-four family residential loans, $138.3 million, or 27.9%, had adjustable rates of interest at December 31, 2011 and $135.0 million of these loans will see a rate reset in the next twelve months. Continued declines in real estate values and the slowdown in the housing market may make it more difficult for borrowers experiencing financial difficulty to sell their homes or refinance their debt due to their declining collateral values.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property. We also require homeowner’s insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2011, our largest residential mortgage loan had a principal balance of $1.1 million. This loan is performing in accordance with its repayment terms.

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2011, home equity loans and equity lines of credit totaled $184.5 million, or 12.5%, of total loans. At December 31, 2011, the unadvanced amounts of home equity lines of credit totaled $143.0 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.

Commercial Real Estate Loans:    We originate commercial real estate loans and loans on owner- occupied properties used for a variety of business purposes including small office buildings, industrial facilities and retail facilities. These projects are generally located in our primary market area. At December 31, 2011, commercial mortgage loans totaled $593.9 million, or 40.3%, of total loans. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Our commercial real estate loans may be made with terms of up to 20 years and amortization schedules up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the Federal Home Loan Bank of Boston Classic Advance Rates. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We typically require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and typically includes periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide updated financial statements and federal tax returns annually. These requirements also apply to all guarantors on commercial loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest amount of commercial real estate loans to a single borrower as of December 31, 2011 was $22.9 million, which was performing according to its terms.

In 2005, the Company introduced a regional commercial real estate lending program that provides permanent and construction to permanent loans to qualified borrowers with properties located in New England, New York, New Jersey, Delaware and Pennsylvania. The program was initiated and is overseen by an experienced lender who ran a similar program at another Connecticut bank for a number of years. These loans are typically referred through correspondent relationships that the Company has established with reputable mortgage brokerage companies throughout the markets covered. The program focuses on commercial mortgages which are evaluated on the basis of the appraised value of the property, ability of existing or projected cash flows to cover loan payments, and overall track record and financial strength of the borrower and guarantors. By expanding the lending areas under this program, our overall portfolio is benefited by geographic diversification as well as increased opportunities to make loans. At December 31, 2011, the regional portfolio had $243.6 million in real estate loans outstanding. The Company may expand its focus to other areas of the Mid-Atlantic region as new lending opportunities arise.

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

Commercial Construction Loans:    We offer commercial construction loans including real estate subdivision development loans to licensed contractors and builders for the construction and development of commercial real estate projects and one-to-four family residential properties. At December 31, 2011, commercial construction loans totaled $48.1 million, which amounted to 3.3% of total loans outstanding. At December 31, 2011, the unadvanced portion of these construction loans totaled $65.5 million. Our commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. We typically limit the numbers of model homes financed by a customer, with the majority of construction advances supported by purchase contracts. As of December 31, 2011, the largest outstanding commercial construction loan commitment to a single borrower totaled $15.4 million with $15.0 million of advances drawn as of December 31, 2011, which were performing according to their terms. Commercial real estate subdivision loans, commercial real estate and one-to-four family residential loans to contractors entails significant additional risks as compared with single-family residential mortgage lending to owner-occupants. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. A continued economic downturn could have an additional adverse impact on the value of the properties securing construction loans and on the borrower’s ability to sell the units for the amounts necessary to complete the project and repay the loans.

Residential Construction Loans:    We originate construction loans to individuals and contractors for the construction and acquisition of personal residences. At December 31, 2011, residential construction mortgage loans amounted to $2.6 million, or 0.2%, of total loans. At December 31, 2011, the unadvanced portion of these construction loans totaled $1.6 million.

Our residential construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months. At the end of the construction phase, the construction loan converts to a long-term owner-occupied residential mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%. At December 31, 2011, our largest residential construction mortgage loan commitment was for $1.5 million, $400,000 of which had been disbursed. This loan is performing according to its terms. Construction loans to individuals are generally made on the same terms as our one-to-four family mortgage loans.

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

Commercial Business Loans:    At December 31, 2011, we had $143.5 million in commercial business loans, of which $20.3 million were guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”). We occasionally purchase USDA guaranteed loans in the secondary loan market from various experienced brokers. These loans carry a variable rate and adjust on a quarterly basis using the prime rate as the base index. There is no risk of loss of principal or accrued interest up to loan payment dates, as we only purchase the guaranteed portion of the loan. The guarantee is that of the full faith and credit of the United States of America. We determine the loans to be purchased based on net yield, borrower credit rating, size and the business segment composition of the existing portfolio. Monthly payments are received directly from the original lending institution. As of December 31, 2011, of the $20.3 million guaranteed loans, $2.4 million are SBA loans originated by us and $17.9 million were purchased and are fully guaranteed by the USDA. In addition to the SBA and USDA loans, our commercial business loan portfolio at December 31, 2011 included $50.2 million in revolving business lines of credit with an additional $81.0 million of unused lines of credit commitments and $73.0 million in commercial business term loans. Total commercial business loans amounted to 9.7% of total loans as of December 31, 2011.

We make commercial business loans primarily in the State of Connecticut to a variety of professionals, sole proprietorships and small businesses. Commercial business lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit (15% of equity capital and our allowance for loan losses, pursuant to Connecticut law) to which there were no exceptions as of December 31, 2011. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or financing short term cash needs. Commercial business loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed rate commercial loans are set at a margin above the Federal Home Loan Bank of Boston Classic Advance Rates.

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

Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2011, our largest commercial business loan commitment totaled $23.9 million with $15.7 million of advances drawn as of December 31, 2011, which were performing according to their terms. In addition to the commercial business loans discussed above, we had $9.8 million in outstanding letters of credit as of December 31, 2011.

Installment and Collateral Loans:    We offer a limited range of installment and collateral consumer loans, principally to customers residing in our primary market area with acceptable credit ratings. Our installment and collateral consumer loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. Installment and collateral consumer loans totaled $4.2 million, or 0.3%, of our total loan portfolio at December 31, 2011. This portfolio includes $2.0 million of fully secured collateral loans, $1.6 million of direct and indirect auto loans and $610,000 of other consumer unsecured loans. While the asset quality of these portfolios is currently good, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Origination, Purchasing and Servicing of Loans:    All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

Generally, we retain in our portfolio most loans that we originate, however, for strategic reasons, including our interest rate risk management objectives; we periodically sell fixed rate residential mortgage loans which conform to the underwriting standards specified by Freddie Mac. We also sell all mortgage loans insured by the Connecticut Housing Finance Authority (“CHFA”). All one-to-four family loans that we sell are sold pursuant to master commitments negotiated with Freddie Mac and are sold on a non-recourse basis. Historically, in such instances, our loans have been typically sold to either Federal National Mortgage Association (“Fannie Mae”) or Freddie Mac, and we have retained the rights to service those loans. We currently have no reason to believe our practices will change in the near future. Depending on interest rate levels at the time of any such sale, loans may be sold at either a net gain or a net loss. Additionally, there is no guarantee we will be able to reinvest the proceeds from any future loan sales at interest rates comparable to the interest rates on the loans that are sold. Reinvestment in loans with lower interest rates would result in lower interest income on the reinvested proceeds compared to the interest income previously generated by the loans that were sold. At December 31, 2011, the Company was servicing loans sold in the amount of $160.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Loan Maturity Schedule

The following table sets forth the loan maturity schedule at December 31, 2011:

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Residential(1)	$1,616	$60,537	$618,549	$680,702
Commercial	25,357	186,992	381,518	593,867
Construction	17,177	21,412	12,065	50,654
Commercial business loans	50,874	53,800	38,801	143,475
Installment and collateral	361	1,907	1,963	4,231

Total	$95,385	$324,648	$1,052,896	$1,472,929

Loans Contractually Due Subsequent to December 31, 2011

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2011 that are contractually due after December 31, 2012:

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential(1)	$402,864	$276,222	$679,086
Commercial	251,235	317,275	568,510
Construction	24,663	8,814	33,477
Commercial business loans	47,175	45,426	92,601
Installment and collateral	3,870	—	3,870

Total loans	$729,807	$647,737	$1,377,544

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

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

The Company’s policies and loan approval limits are established by the Bank’s Board of Directors. The Board of Directors has designated lending authority based on officer level and loan type to a limited group of officers to approve loans of various amounts up to $1.5 million. The President, the Chief Risk Officer and the Head Commercial Banking Officer can approve secured loans up to $5.0 million. The President and Chief Risk Officer or the Chief Risk Officer and the Head Commercial Banking Officer can approve loans for up to $10.0 million. Loans over $10.0 million are approved by the Board of Director’s Lending Committee. All Regulation O loans are approved by the Board of Directors.

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

All non-commercial mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 days delinquent. Commercial real estate and commercial business loans are evaluated for non-accrual status on a case-by-case basis, but are typically placed on a non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received. For the year ended December 31, 2011, $434,000 of interest income related to non-accrual loans was received compared to $343,000 for 2010.

Classified Assets:    Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful,” or “loss”. An asset is considered “substandard” if it is inadequately protected by either the current net worth or the paying capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that are individually reviewed for impairment are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories including certain loans classified as substandard, doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Loan Delinquencies

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Real estate loans:
Residential(1)	20	$2,679	33	$4,759	53	$7,438
Commercial	1	257	1	196	2	453
Construction	1	191	1	93	2	284
Commercial business loans	2	200	7	433	9	633
Installment and collateral	4	42	—	—	4	42

Total	28	$3,369	42	$5,481	70	$8,850

At December 31, 2010
Real estate loans:
Residential(1)	15	$1,634	24	$2,952	39	$4,586
Commercial	—	—	3	2,347	3	2,347
Construction	2	187	6	2,646	8	2,833
Commercial business loans	2	119	5	445	7	564
Installment and collateral	1	4	3	34	4	38

Total	20	$1,944	41	$8,424	61	$10,368

At December 31, 2009
Real estate loans:
Residential(1)	11	$2,072	17	$1,970	28	$4,042
Commercial	1	421	5	2,242	6	2,663
Construction	—	—	7	6,630	7	6,630
Commercial business loans	3	220	3	61	6	281
Installment and collateral	—	—	—	—	—	—

Total	15	$2,713	32	$10,903	47	$13,616

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

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

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential(1)	$6,332	$4,638	$3,106	$2,607	$407
Commercial	750	2,675	2,242	2,726	74
Construction	1,099	2,646	6,630	4,385	—
Commercial business loans	1,033	714	61	334	692
Installment and collateral	29	34	7	11	5

Total non-accrual loans(2)	9,243	10,707	12,046	10,063	1,178
Troubled debt restructurings	3,367	1,653	—	372	391

Total non-performing loans	12,610	12,360	12,046	10,435	1,569
Other real estate owned	3,008	990	3,061	—	—

Total non-performing assets	$15,618	$13,350	$15,107	$10,435	$1,569

Total non-performing loans to total loans	0.86%	0.87%	0.88%	0.80%	0.14%
Total non-performing assets to total assets	0.89%	0.80%	0.96%	0.68%	0.12%

(1)	Residential mortgage loans include one-to-four family mortgage loans, home equity loans, and home equity lines of credit.

(2)	The amount of income that was contractually due but not recognized on non-accrual loans totaled $302,000 and $677,000 for the years ended December 31, 2011 and 2010, respectively.

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

The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2011, watchlist loans totaled $54.8 million, of which $42.9 million are not considered impaired.

Allowance for Loan Losses

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

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and consumer loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.

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

In order to help ensure superior asset quality and mitigate risk, the Bank has expanded it’s oversight of the loan portfolio. An independent third party review is conducted quarterly to confirm that underwriting standards remain appropriate and risk rating conformity remains at the highest levels. The review process examines newly originated loans using various system generated asset quality reports to segment the portfolio to assess emerging trends. This increased oversight coupled with the strong internal credit culture, provides for a consistent and thorough understanding of the risks associated with the Company’s lending portfolios. Review findings and any related risk rating changes are reported to senior management, the Board Lending Committee and the Board of Directors.

Schedule of Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$14,312	$12,539	$12,553	$10,620	$9,827
Provision for loan losses	3,021	4,109	1,961	2,393	749
Charge-offs:
Real estate(1)	(1,071)	(1,951)	(1,471)	(257)	(21)
Commercial business loans	(480)	(391)	(593)	(314)	(76)
Installment and collateral loans	(37)	(34)	(49)	(50)	(76)

Total charge-offs	(1,588)	(2,376)	(2,113)	(621)	(173)

Recoveries:
Real estate(1)	261	11	8	9	5
Commercial business loans	6	10	114	122	191
Installment and collateral loans	13	19	16	30	21

Total recoveries	280	40	138	161	217

Net (charge-offs) recoveries	(1,308)	(2,336)	(1,975)	(460)	44

Allowance at end of year	$16,025	$14,312	$12,539	$12,553	$10,620

Ratios:
Allowance for loan losses to non-performing loans at end of year	127.08%	115.79%	104.09%	120.30%	676.86%
Allowance for loan losses to total loans outstanding at end of year	1.09%	1.00%	0.91%	0.96%	0.94%
Net charge-offs to average loans outstanding	0.09%	0.17%	0.15%	0.04%	0.00%

(1)	Real estate loans include one-to-four family residential mortgage loans, home equity loans, home equity lines of credit, commercial real estate and construction loans.

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

	At December 31,
	2011			2010			2009
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate:
Residential(1)	$5,071	31.64%	46.21%	$4,688	32.76%	50.54%	$4,243	33.84%	54.97%
Commercial	6,694	41.77	40.32	5,469	38.21	34.37	4,662	37.18	31.03
Construction	1,286	8.02	3.44	1,653	11.55	5.52	1,490	11.88	5.18
Commercial business loans	2,515	15.70	9.74	2,296	16.04	9.15	1,832	14.61	8.25
Installment and collateral	49	0.31	0.29	81	0.57	0.42	103	0.82	0.57
Unallocated allowance	410	2.56	—	125	0.87	—	209	1.67	—

Total allowance for loan losses	$16,025	100.00%	100.00%	$14,312	100.00%	100.00%	$12,539	100.00%	100.00%

	At December 31,
	2008			2007
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate:
Residential(1)	$3,952	31.48%	57.26%	$2,673	25.17%	59.18%
Commercial	3,978	31.69	26.97	3,387	31.89	25.28
Construction	1,925	15.33	6.84	1,285	12.10	6.27
Commercial business loans	2,180	17.37	8.19	2,102	19.79	8.25
Installment and collateral	306	2.44	0.74	335	3.16	1.02
Unallocated allowance	212	1.69	—	838	7.89	—

Total allowance for loan losses	$12,553	100.00%	100.00%	$10,620	100.00%	100.00%

(1)	Residential mortgage loans include one-to-four family residential mortgage loans, home equity loans, and home equity lines of credit.

Investment Activities

The Company’s Chief Financial Officer is responsible for implementing its Investment Policy. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of the Asset Liability Committee, and subsequently the Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to the Investment Committee, comprised of the President and Chief Executive Officer, the EVP and Chief Operating Officer, the EVP and Chief Risk Officer, the Human Capital and Orginizational Development EVP, the EVP and Chief Financial Officer and the Treasury Officer. While general investment strategies are developed and authorized by the Investment Committee, the execution of specific actions rests with the President and CEO, the Chief Financial Officer, the Treasury Officer and Controller, who may act jointly or severally. In addition, one other officer under the supervision of the Chief Financial Officer has execution authority that is limited to cash management transactions. The Chief Financial Officer is responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment.

The Company executes investment transactions from a list of approved security dealers and maintains current information regarding securities dealers with whom the Company is conducting business. A list of appropriate dealers is provided at least annually to the Board of Directors for approval and authorization, and new securities dealers are approved prior to the execution of trades.

The Company’s Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its credit quality and fit within our overall asset/liability management objectives, its effect on our risk-based capital and the overall prospects for yield and/or appreciation.

Investment Securities Portfolio:    The following table sets forth the carrying values of our available for sale and held for sale securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$17,207	$17,543	$35,018	$34,327	$7,017	$7,052
Government-sponsored residential mortgage-backed securities	105,362	110,195	67,047	70,390	72,537	75,967
Government-sponsored residential collateralized debt obligations	15,795	15,950	—	—	—	—
Corporate debt securities	5,922	4,300	5,895	4,008	5,879	4,656
Other debt securities	—	—	—	—	722	731
Marketable equity securities	3,023	3,249	11,282	16,722	10,509	14,345

Total available for sale	$147,309	$151,237	$119,242	$125,447	$96,664	$102,751

Held to Maturity:
Mortgage-backed securities	$9,506	$10,380	$13,679	$14,638	$19,074	$20,011

During the year ended December 31, 2011, the Company recorded other-than-temporary impairment charges of $29,000. The charge for the impairment was computed using the closing price of the security as of the date of impairment. In the quarter ended June 30, 2011, the Company restructured the balance sheet and almost entirely eliminated the equity securities portfolio. As a result, the Company sold the remaining investment in the aforementioned security. The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

During the year ended December 31, 2010, the Company recorded no other-than-temporary impairment charges.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased were classified available for sale during the year ended December 31, 2011.

U.S. Government and Government-Sponsored Enterprises:    At December 31, 2011, the Company’s U.S. Government and government-sponsored enterprise portfolio totaled $17.5 million, all of which were classified as available for sale. There were no structured notes or derivatives in the portfolio.

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

At December 31, 2011, the carrying value of mortgage-backed securities totaled $119.7 million, or 6.8% of assets and 74.5% of the investment portfolio, $110.2 million of which were classified as available for sale and $9.5 million of which were classified as held to maturity. At December 31, 2011, 12.3% of the mortgage-backed securities were backed by adjustable rate loans and 87.7% were backed by fixed rate mortgage loans. The available for sale mortgage-backed securities portfolio had a book yield of 3.65% at December 31, 2011 and the held to maturity mortgage-backed securities portfolio had a book yield of 5.38% at December 31, 2011. The estimated fair value of our mortgage-backed securities at December 31, 2011 was $120.6 million, which is $5.7 million more than the amortized cost of $114.9 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The Company’s investment portfolio contained no mortgage-backed securities that are subject to the risk of “sub-prime” lending as of December 31, 2011. Though the Company does not have a direct exposure to sub-prime related assets, the value and related income of the Company’s mortgage-backed securities are sensitive to changes in economic conditions, including delinquencies and/or defaults on the underlying mortgages. Though the Company has not been adversely impacted by recent events affecting the mortgage industry, continuing shifts in the market’s perception of credit quality on securities backed by residential mortgage loans may result in increased volatility of market price and periods of illiquidity that can negatively impact the valuation of certain securities held by the Company.

Government-Sponsored Residential Collateral Debt Obligations:    The Company purchases collateralized mortgage obligations (“CMOs”) backed by residential mortgages insured or guaranteed by U.S. Government agencies and government-sponsored entities, including Fannie Mae, Freddie Mac and Ginnie Mae. We invest in CMOs to achieve positive interest rate spreads at lower credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae.

CMOs, a type of mortgage-backed security, are bonds that represent claims to specific cash flows from large pools of home mortgages. The cash flows represent principal and interest payments on mortgages are distributed to the different classes of CMO interests, known as tranches, according to a structure set forth in the security’s prospectus. Each tranche may have different principal balances, coupon rates, prepayment risks, and maturity dates.

At December 31, 2011, the carrying value of CMOs totaled $16.0 million or 0.9% of total assets and 9.9% of total investments. All of the securities were classified as available for sale. The CMO portfolio had a book yield of 1.87% at December 31, 2011. Investments in CMOs involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Bonds:    At December 31, 2011, the carrying value of the Company’s corporate bond portfolio totaled $4.3 million, all of which was classified as available for sale. The corporate bond portfolio reprices quarterly to LIBOR and had a book yield of 0.72% at December 31, 2011. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our Investment Policy requires that corporate debt obligation purchases be rated “A” or better by a nationally recognized rating agency. A security that is subsequently downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.

Marketable Equity Securities:    In June 2011, the Company sold $14.5 million in available for sale equity investments which included 1.1 million shares of Fannie Mae and Freddie Mac preferred securities. The sale of securities resulted in a pretax gain of $6.2 million or $4.1 million after tax. At December 31, 2011, the fair value of the Company’s marketable equity securities portfolio totaled $3.2 million, or 0.2% of total assets, all of which were classified as available for sale. The portfolio consisted of $405,000 of common stock and $2.8 million of mutual funds. The industries represented by our common stock investments include banking, integrated utilities and various industrial sectors.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect our net capital position.

Bank-Owned Life Insurance

The Company owned $31.1 million of Bank-Owned Life Insurance (“BOLI”) at December 31, 2011. In 2011, the Company purchased $20 million of BOLI with the balance of the amount purchased in 2003 and 2004. The $20 million of BOLI purchased in 2011 was split between two highly rated and nationally recognized issuers. These policies were purchased for the purpose of protecting Rockville Bank against the cost/loss due to the death of key employees and to offset Rockville Bank’s future obligations to its employees under various retirement and benefit plans.

Portfolio Maturities and Yields:    The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2011, mortgage-backed securities with adjustable rates totaled $14.8 million.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
December 31, 2011
Available for Sale
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	—%	$12,537	1.84%	$5,006	2.09%	$—	—%	$17,543	1.91%
Government-sponsored residential mortgage-backed securities	1	1.35	918	4.44	27,491	3.13	81,785	3.75	110,195	3.65
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	15,950	1.87	15,950	1.87
Corporate debt securities	—	—	3,083	0.47	—	—	1,217	0.98	4,300	0.72

Total debt securities	$1	1.35%	$16,538	1.72%	$32,497	3.12%	$98,952	3.37%	147,988	3.13%

Marketable equity securities									3,249

Total securities available for sale									$151,237

Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$10,380	5.38%	$10,380	5.38%

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

Deposits:    A majority of our depositors are persons who work or reside in Hartford, New London and Tolland Counties and, to a lesser extent, other northeastern Connecticut communities. We offer a selection of deposit instruments, including checking, savings, money market savings accounts, negotiable order of withdrawal (“NOW”) accounts and fixed-rate time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Company had $6.8 million brokered deposits at December 31, 2011, through participation in CDARS reciprocal deposit program. The Company did not have any borrowings from deposit brokers at December 31, 2011.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Expansion of the branch network and the commercial banking division, as well as deposit promotions, enhanced commercial banking products and disintermediation from investment firms due to increasing uncertainty in the financial markets, has provided the Company with opportunities to attract new deposit relationships.

It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and time deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2011, $516.8 million, or 39.0%, of our deposit accounts were time deposits, of which $315.8 million had maturities of one year or less.

The following table displays a summary of the Company’s deposits as of the dates indicated:

	At December 31,
	2011			2010			2009
	Balance	Percent	Weighted- Average Rate	Balance	Percent	Weighted- Average Rate	Balance	Percent	Weighted- Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$206,416	15.6%	0.00%	$168,736	13.9%	0.00%	$50,484	13.3%	0.00%
NOW accounts	131,794	9.9	0.24	117,325	9.6	0.29	108,099	9.6	0.34
Regular savings and club accounts	187,965	14.1	0.21	162,362	13.3	0.33	143,848	12.7	0.30
Money market and investment savings	283,744	21.4	0.41	227,007	18.6	0.52	234,737	20.8	0.65

Total core accounts	809,919	61.0	0.24	675,430	55.4	0.32	637,168	56.4	0.36
Time deposits	516,847	39.0	1.72	543,830	44.6	1.92	491,940	43.6	2.29

Total deposits	$1,326,766	100.0%	0.87%	$1,219,260	100.0%	1.01%	$1,129,108	100.0%	1.20%

As of December 31, 2011, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $215.7 million. The following table sets forth the maturity of those time deposits as of December 31, 2011.

(In thousands)
Three months or less	$48,099
Over three months through six months	25,994
Over six months through one year	52,998
Over one year through three years	63,951
Over three years	24,613

Total	$215,655

The following table sets forth the time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
Interest Rate:
0.00% – 1.00%	$203,869	$129,405	$56,155
1.01% – 2.00%	183,741	255,896	204,712
2.01% – 3.00%	74,174	87,706	101,412
3.01% – 4.00%	36,161	41,323	82,360
4.01% – 5.00%	17,276	26,343	42,259
5.01% – 6.00%	1,626	3,157	5,042

Total	$516,847	$543,830	$491,940

The following table sets forth the amounts and maturities of time deposits at December 31, 2011:

	One Year and Under	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Thereafter	Total	Percentage of Total Time Deposit Accounts
	(Dollars in thousands)
Interest Rate:
0.00% – 1.00%	$172,800	$30,829	$34	$70	$136	$—	$203,869	39.44%
1.01% – 2.00%	122,627	32,220	18,875	731	9,288	—	183,741	35.55
2.01% – 3.00%	4,801	9,082	8,947	17,864	33,480	—	74,174	14.35
3.01% – 4.00%	3,665	8,502	3,042	20,938	14	—	36,161	7.00
4.01% – 5.00%	10,579	4,762	500	95	406	934	17,276	3.34
5.01% – 6.00%	1,324	276	—	—	26	—	1,626	0.32

Total	$315,796	$85,671	$31,398	$39,698	$43,350	$934	$516,847	100.00%

Borrowed Funds

The Company’s borrowings consist solely of advances from and a line of credit with the FHLBB. At December 31, 2011, we had an available line of credit with the FHLBB in the amount of $10.0 million and access to additional Federal Home Loan Bank advances of up to $256.9 million. Internal policies limit borrowings to 30% of total assets, or $525.0 million at December 31, 2011.

Subsidiary Activities

Rockville Bank is currently the only subsidiary of the Company and is incorporated in Connecticut. Rockville Bank currently has the following subsidiaries all of which are incorporated in Connecticut: SBR Mortgage Company, SBR Investment Corp., Inc., Rockville Financial Services, Inc., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc. and Rockville Bank Mortgage, Inc.

SBR Mortgage Company:    Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”) which exempts it from Connecticut income tax under current law.

SBR Investment Corp., Inc.:    Established in January 1995, SBR Investment Corp., Inc. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.

Rockville Financial Services, Inc.:    Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2011, Rockville Financial Services, Inc. received fees of $357,000 through its relationship with Infinex.

Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc.:    Established in May 2009, Rockville Bank Commercial Properties, Inc. and Rockville Bank Residential Properties, Inc. were established to hold certain real estate acquired through foreclosures.

Rockville Bank Mortgage, Inc.:    In September 2009, the Company entered into an agreement to purchase the assets of Family Choice Mortgage Company. The acquisition was made to expand the Company’s mortgage origination business. The transaction closed in January 2010 and effective March 31, 2012 the assets of Rockville Bank Mortgage, Inc. will be transferred to Rockville Bank. The subsidiary will still be in existence but activity will be through Rockville Bank; the name Family Choice Mortgage Company will be discontinued.

Charitable Foundations

Rockville Bank Foundation, Inc. (the “New Foundation”) (formerly known as Rockville Bank Community Foundation, Inc.):    Rockville Bank Foundation, Inc., a private charitable foundation, was established in May 2005 in connection with the Company’s minority stock issuance. This foundation, which is not a subsidiary of the Company, provides grants to individuals and not-for-profit organizations within the communities that Rockville Bank serves. In 2005, the Company contributed $3.9 million in stock to the New Foundation in connection with its minority stock issuance. Effective October 3, 2007, Rockville Bank Foundation, Inc., (the “Old Foundation”), with assets of approximately $1.2 million merged into the New Foundation. No contributions were made to the New Foundation until March 3, 2011 when, in connection with the Reorganization, the Company contributed $5.0 million in cash to the Foundation. At December 31, 2011, the Foundation had assets of approximately $10.4 million, which included Rockville Financial, Inc. stock with a value of $4.9 million at year-end. The Foundation’s Board of Directors consists of two executive officers of Rockville Bank, the Chairman of the Board and three members of the Board of Directors of Rockville Financial, Inc. and one community member.

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

Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2011, the subsidiary had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture:    Prior to the 1996 Act, bad debt reserves created before January 1, 1988 were subject to recapture into taxable income if Rockville Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2011, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Rockville Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax:    The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. For the year ended December 31, 2011, the Company had an AMT of $27,000 which will be carried forward to offset regular tax in future years.

Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Connecticut State Taxation:    The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal year ending December 31, 2011) to arrive at Connecticut income tax.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998 and eliminated the Connecticut income tax expense of Rockville Bank effective December 31, 1998 through December 31, 2011.

The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2011; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.

Other State Taxation:    Due to the establishment of Rockville Bank Mortgage, Inc. and increased loan activity by Rockville Bank in the State of Massachusetts, Rockville Financial, Inc. and its subsidiaries began to file Massachusetts Combined Excise Tax Returns in 2010. We report Massachusetts apportioned income on a calendar year basis. In 2010, Massachusetts excise tax is imposed on net income at a rate of 9.5%. Due to legislation, the rate will decrease by one-half of one percent per year through 2012 when it will be 9%. Massachusetts net income is based on Federal taxable income adjusted for certain items.

Due to the Company’s recognition of interest income in various other states, the Company also began to file New York, New Jersey, Illinois and Florida corporation income tax returns for the calendar year 2010. The state income tax filings for the previous mentioned states occurred due to the Company’s participation in granting commercial real estate loans in its regional lending program.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2011, Rockville Bank was a “well capitalized” institution.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits range from 12 basis points for the strongest institution to 50 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per regular account. Unlimited deposit insurance coverage was available through June 30, 2010, for non-interest-bearing transaction accounts at Rockville Bank as the Bank was participating in FDIC’s Temporary Liquidity Guarantee Program. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2011, 2010 and 2009, the total FDIC assessments were $1.2 million, $1.6 million and $2.2 million, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.9 million for the Company. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.

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

Federal Home Loan Bank System

The Company is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Company, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2011 and December 31, 2010. In February 2011, the FHLBB declared a dividend for the first time in over two years with an annual yield of 30 basis points with the first payment payable on March 2, 2011. There can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Company.

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

Community Reinvestment Act:    Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rockville Bank’s latest FDIC CRA rating was “satisfactory.”

Connecticut has its own statutory counterpart to the CRA which is also applicable to Rockville Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rockville Bank’s most recent rating under Connecticut law was “satisfactory.”

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

Rockville Financial MHC, Inc. did not waive any dividends paid or declared by Rockville Financial, Inc. In connection with its 2011 Reorganization, in accordance with conversion rules, the dividends paid to Rockville Financial MHC, Inc. caused an adjustment in the share exchange ratio of the former shareholders of Old RFI.

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

Our success greatly depends on the contributions of our senior management and other key personnel. William J. McGurk, our longstanding President and Chief Executive Officer, retired at the annual meeting of shareholders held on April 26, 2011. Mr. McGurk will remain on our Board of Directors until his term expires in 2013. Mr. McGurk has a continuing consulting role with the Bank as Vice Chairman, Public Relations. In April 2011, William H.W. Crawford, IV replaced Mr. McGurk as President and Chief Executive Officer. In addition, our Executive Vice President and Chief Operating Officer, Joseph F. Jeamel, Jr. retired on June 30, 2010. Mr. Jeamel remains on the Board until 2013 to facilitate transition issues and consults for Rockville Bank as well. His former Chief Operating Officer responsibilities were assumed by Executive Vice President and Chief Operating Officer, Marino Santarelli, a newly hired executive officer with over thirty five years of banking experience. In addition, several other executive officers were hired in 2011 to fill key positions. While we will strive to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations. In addition, our success will depend on our ability to recruit and retain additional highly-skilled personnel. Competition for the very best people from our industries makes the hiring decision process complicated. Our ability to find seasoned individuals with specialized skills sets that match our needs, could prove difficult.

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

Due to the economic recession and slow economic recovery, the real estate market and local economy are continuing to deteriorate, which has adversely affected the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial real estate loans. The continued deterioration in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. In addition, if poor economic conditions continue to result in decreased demand for loans, our profits may decrease because our alternative investments may earn less income than loans. This market uncertainty may lead to a widespread reduction in general business activity. The resulting economic pressure brought to bear on consumers may adversely affect our business, financial condition, and results of operations.

All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on the commercial loan portfolio in “Loans” within “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk will increase, and downturns in the real estate market or local economy could adversely affect our earnings.

Commercial real estate and commercial business loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Unforeseen market developments outside the general banking industry control may affect customer confidence levels, and may result in increased levels of delinquencies and default rates. The end result may be a negative impact to loss exposure, provision for loan losses, and charge-offs.

If Rockville Bank’s allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate, especially in view of a deteriorating market environment. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 1.09% of total loans outstanding and 127.08% of non-performing loans at December 31, 2011. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

In addition, banking regulators and other outside third parties, periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on a myriad of factors and assumptions. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

Our ability to consistently make a profit from core operations largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income Rockville Bank earns on its interest-earning assets, such as loans and securities, and the interest expense Rockville Bank pays on its interest bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates paid on deposits, which will result in a decrease in our net interest income.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. The result of any decreases in the fair value of our securities available for sale could then have an adverse affect on our stockholder’s equity or earnings if these devaluations are deemed permanent.

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

If dividends paid on our investment in the Federal Home Loan Bank of Boston become suspended again, or if our investment is classified as other-than-temporarily impaired or as permanently impaired, our earnings and/or stockholders’ equity could decrease.

We own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. There is no market for our FHLBB common stock. In February, the FHLBB declared a dividend for the first time in over two years with an annual yield of 30 basis points with the first payment payable on March 2, 2011. Further, recent or future legislation regarding the Federal Home Loan Banks may cause a decrease in the value of the FHLBB stock we hold.

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

Rockville Bank opened new branch offices in Glastonbury in 2005, in South Glastonbury in 2006, in Enfield and East Windsor in 2007, in Colchester in 2008 and in Manchester and South Windsor in 2009 and plans to add a de novo branch in West Hartford in the fall of 2012. Rockville Bank intends to continue to explore opportunities to expand its branch network. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.

Further, Management has made a decision, after careful deliberation of all factors, to lease additional space in the Glastonbury area to relieve overcrowding in various operating locations. While adding to increased efficiencies, these added fixed and variable expenses will have a negative impact on financial results.

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

The financial industry experienced unprecedented turmoil which began in 2008 and continues to this day as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession, eroding confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences from the measures taken by the federal government in an effort to stabilize the economy. The United States economy remains weak and unemployment levels are higher than those experienced in the last two decades. Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. Further, uncertainty of the financial stability in European markets may have an affect on our operations, with this impact non-quantifiable and difficult to predict when or if it might occur.

To support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with the dual mandate, the Federal Open Market Committee (“FOMC”) expects to maintain a highly accommodative stance for monetary policy. In particular, the FOMC decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that economic conditions — including low rates of resource utilization and a subdued outlook for inflation over the medium run — are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Flat rates will be a net interest margin challenge in 2012 for all banks.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. We are generally are unable to control or make advanced provision for premiums that we may be required to pay for FDIC insurance. Additional bank failures both on a local and regional level may require further increases to be absorbed by financial institutions with little advanced warning. These increase, when realized, will have a negative affect on earnings.

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

The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on our earnings. At present, the FDIC did not require an additional assessment in 2011, but rather required prepayment in 2009 of deposit insurance premiums for 2010 through 2012.

We operate in a highly regulated environment and our business may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as Rockville Bank’s chartering authority, by the FDIC, as insurer of deposits, and by the Federal Reserve Board as the regulator of Rockville Financial, Inc. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, and their interpretations may result with including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. Inadvertent failure to comply with laws, regulations or policies could result in sanctions by the various agencies, civil money penalties and resultant reputational damage and this impact cannot be quantified. For example, the short-term and long-term impacts of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III banks is uncertain.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

We are subject to a variety of operational risks which may include the risk of fraud or theft by employees or intrusion by outside parties, Legal and compliance risk, and resultant reputational risk which may adversely affect operations could be the end result.

We are exposed to various types of operational risks, including the risk of fraud or theft, legal and compliance, unauthorized transactions by employees or customers, general operational errors, faulty computer or telecommunication systems, or inadvertent disclosure of confidential proprietary information of our customers. The negative public opinion which may result from these diversions cannot be planned or accounted for measurably. However, it can adversely affect our ability to attract new customers or retain current customer bases and expose the Bank to litigation and regulatory sanctions. Should confidential, non-public information of our customers be misused or inadvertently shared, we could suffer significant consequences including but not limited to financial loss and reputational damage. Additionally, the nature of technology in our industry allows for the processing of a high volume of transactions with numerous outside parties. Our dependence upon core operating systems and independent third parties to varying degrees places us at increased risk to effectively manage our processes. Lack of proper controls to detect potential tampering by employees or intrusion from outside our systems, could result in financial losses. Our controls, procedures, and safeguards could be compromised. We may also be subject to disruptions of varying degrees that arise from events that are beyond our reasonable control. Electrical or telecommunication outages, or acts of God could have severe impacts to our ability to operate within acceptable customer service standards. We are further exposed to the risk that our external vendors upon which we rely on a regular basis may be unable to fulfill their contractual obligations and are subject to similar risks as the Bank is as noted above including internal fraud and operational errors or outages. While our formal business continuity plans exist and have been tested, any of these occurrences could result in diminished ability to operate for the benefit of the Bank and our customers. The result in reputational damage, financial liability or future lost business opportunities may be material. We rely to a great degree on sophisticated information systems to conduct our business. A failure of most any degree or breach in security could result in disruption to overall relationship management on both the loan and deposit areas. There can be no reasonable assurance that any such failure will not occur, and if they do, the extent of interruption or damage cannot be adequately quantified. The end result could be lost future customer relationships, increased regulatory sanctions, and possible financial liability.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2011 the Company’s banking subsidiary, Rockville Bank, operated through its main office at 25 Park Street, Rockville, Connecticut, 20 banking offices, a special-need limited services branch and our 41 automated teller machines (“ATM”), including ten stand-alone ATM facilities. The special-need limited services banking office opened in September 2009. Of the 22 banking offices, 7 are owned and 15 are leased. Lease expiration dates of our branches range from 2 months to 17 years with renewal options of five to twenty years. In addition, the Company leases space in Hamden, Connecticut for a commercial loan production office and a mortgage loan origination office. The Company sub-leases part of one of its locations to a third party.

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

Item 4.    Mine Safety Disclosures

None.

Item 5.    Market For The Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock has traded on the NASDAQ Global Select Stock Market under the symbol “RCKB” since the Company’s initial Mutual Holding Company public offering closed on May 20, 2005 and the Common Stock began trading on May 23, 2005. The initial offering price was $10.00 per share, $6.59 per share on an adjusted basis adjusting for the completion of the Plan of Reorganization and conversion on March 3, 2012. The following table sets forth the high and low prices (such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions) of the Common Stock for 2011 and 2010, as reported by NASDAQ Global Select Stock Market.

	Common Stock (per share)
	Market Price
	High	Low	Dividends Declared
2011:
First Quarter(1)	$10.87	$8.09	$0.043
Second Quarter	10.50	9.38	0.065
Third Quarter	10.54	8.89	0.065
Fourth Quarter	10.51	9.31	0.075
2010(1):
First Quarter	$8.19	$5.82	$0.04
Second Quarter	8.33	6.92	0.04
Third Quarter	8.51	7.29	0.04
Fourth Quarter	8.22	6.92	0.043

(1)	Share prices and dividends paid related to periods prior to the date of completion of the second-step conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the second-step conversion (1.5167).

On February 29, 2012, the high and low prices of the Company’s Common Stock were $11.99 and $11.54, respectively. As of December 31, 2011, there were 29,514,468 shares of the Company’s common stock outstanding. The Company had 4,315 holders of record as of December 31, 2011, including Rockville Bank Foundation, Inc. which held 468,205 shares and the Rockville Bank Employee Stock Ownership Plan, which held 1,708,423 shares. The above amount does not reflect the number of persons or entities who hold their stock in nominee or “street” name.

Repurchase of Equity Securities During 2011:

No shares were purchased by us during the year ended December 31, 2011 of Rockville Financial, Inc. common stock that are registered by us pursuant to Section 12 of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about the equity compensation plans of the Company as of December 31, 2011:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Options, Warrants And Rights (A)	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A)) (C)
Equity compensation plans approved by security holders	875,446	$8.67	432,784
Equity compensation plans not approved by security holders	—	—	—

Total	875,446	$8.67	432,784

Dividends:

The Company started paying dividends in 2006. The Company paid dividends of $0.248 per share to its stockholders in 2011. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given; however, that dividends will continue to be paid.

Performance Graph:

The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2006, through December 31, 2011, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector. The index also tracks three ETFs: ‘SPDR Series Trust: SPDR KBW Regional Banking EFT’ (KRE), ‘ProShares Trust: Short KBW Regional Banking (KRS) and’ ProShares Trust: Ultra KBW Regional Banking’ (KRU) that together have about $970 million in assets under management.

This graph assumes the investment of $100 on December 31, 2006 in our common stock. The graph assumes all dividends on RCKB stock, the S&P 500 Index and the KRX are reinvested.

S&P 500	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
Price Index	$1418.3	$1468.36	$903.25	$1115.1	$1257.64	$1257.6
Capital Appreciation		-4%	-23%	5%	10%	11%
Unannualized Dividend Yield		0.50%	0.61%	0.54%	0.53%	0.64%
Total Quarterly Return		-3.33%	-21.94%	6.02%	10.73%	11.80%
	100.0	105.5	66.5	84.1	96.7	98.8

KRX	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
Price Index	$101.18	$76.46	$59.90	$45.39	$53.66	$49.83
Capital Appreciation		-14%	-17%	4%	15%	27%
Unannualized Dividend Yield		0.80%	0.72%	0.51%	0.48%	0.74%
Total Quarterly Return		-13.57%	-16.12%	4.73%	15.51%	27.63%
	100.0	78.1	63.7	49.6	59.7	56.6

RCKB	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
Price Index	$11.77	$8.04	$9.21	$6.92	$8.06	$10.36
Capital Appreciation		-14%	-11%	-2%	6%	9%
Unannualized Dividend Yield		0.28%	0.32%	0.47%	0.57%	0.79%
Total Quarterly Return		-14.17%	-10.98%	-1.86%	6.92%	10.07%
	100.0	69.1	80.3	61.5	73.1	96.4

Item 6.    Selected Financial Data

Selected financial data for each of the years in the five-year period ended December 31, 2011 are set forth below. The consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 are included elsewhere in this Form 10-K.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,749,872	$1,678,073	$1,571,134	$1,533,073	$1,327,012
Available for sale securities	151,237	125,447	102,751	141,250	136,372
Held to maturity securities	9,506	13,679	19,074	24,138	—
Federal Home Loan Bank stock	17,007	17,007	17,007	17,007	11,168
Loans receivable, net	1,457,398	1,410,498	1,361,019	1,291,791	1,116,327
Cash and cash equivalents	40,985	60,708	19,307	14,901	23,998
Deposits	1,326,766	1,219,260	1,129,108	1,042,508	951,038
Mortgagors’ and investors’ escrow accounts	5,852	6,131	6,385	6,077	5,568
Advances from the Federal Home Loan Bank	65,882	261,423	263,802	322,882	201,741
Total stockholders’ equity	333,471	166,428	157,428	145,777	156,373
Allowance for loan losses	16,025	14,312	12,539	12,553	10,620
Non-performing loans(1)	12,610	12,360	12,046	10,435	1,569

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans), loans 90 days past due and still accruing interest and loans that have gone through troubled debt restructurings.

	Years Ended December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$75,580	$75,699	$76,062	$77,545	$73,877
Interest expense	17,471	22,161	29,775	34,946	35,577

Net interest income	58,109	53,538	46,287	42,599	38,300
Provision for loan losses	3,021	4,109	1,961	2,393	749

Net interest income after provision for loan losses	55,088	49,429	44,326	40,206	37,551
Non-interest income (loss)	14,759	9,404	6,972	(8,987)	5,194
Non-interest expense	59,016	39,850	36,631	33,762	30,301

Income (loss) before income taxes	10,831	18,983	14,667	(2,543)	12,444
Income tax expense (benefit)	3,739	6,732	4,935	(956)	4,116

Net income (loss)	$7,092	$12,251	$9,732	$(1,587)	$8,328

Earnings per share
Basic	$0.25	$0.44	$0.35	$(0.06)	$0.29

Diluted	$0.25	$0.44	$0.35	$(0.06)	$0.29

Dividends per share	$0.248	$0.163	$0.132	$0.132	$0.106

(1)	Earnings and dividends per share data related to years ended prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.39%	0.76%	0.63%	(0.11)%	0.65%
Return on average equity	2.30	7.48	6.44	(1.03)	5.32
Interest rate spread(1)	3.04	3.19	2.73	2.63	2.52
Net interest margin(2)	3.40	3.49	3.10	3.09	3.13
Non-interest expense to average assets	3.28	2.48	2.36	2.35	2.37
Efficiency ratio(3)	80.99	63.31	68.78	100.45	69.67
Average interest-earning assets to average interest-bearing liabilities	134.88	120.68	118.55	118.50	120.77
Dividend payout ratio	0.99	0.37	0.38	—	0.36
Capital Ratios:
Capital to total assets at end of year	19.06	9.92	10.02	9.51	11.78
Average capital to average assets	17.12	10.21	9.74	10.76	12.27
Total capital to risk-weighted assets	25.43	13.73	14.07	14.16	16.60
Tier I capital to risk-weighted assets	24.24	12.62	12.98	12.88	15.49
Tier I capital to total average assets	18.88	10.39	10.15	10.43	11.74
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.09	1.00	0.91	0.96	0.94
Allowance for loan losses as a percent of non-performing loans	127.08	115.79	104.09	120.30	676.86
Net charge-offs to average outstanding loans during the period	0.09	0.17	0.16	0.04	—
Non-performing loans as a percent of total loans	0.86	0.87	0.88	0.80	0.14
Non-performing loans as a percent of total assets	0.72	0.80	0.96	0.68	0.12
Other Data:
Number of full service offices	18	18	18	17	16
Number of limited service offices	4	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

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

The Bank provides a full range of banking services to consumer and commercial customers through its main office in Rockville and twenty one branches located in Hartford, New London and Tolland Counties in Connecticut and its loan production office located in Connecticut’s New Haven County. The Bank’s deposits are insured under the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, enhancing our residential mortgage lending activities which comprise a majority of our loan portfolio and expanding our commercial real estate, commercial business lending and commercial banking activities.

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

	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,431,887	$70,463	4.92%	$1,378,032	$70,677	5.13%	$1,333,770	$69,517	5.21%
Total investment securities	157,576	4,996	3.17	126,111	5,012	3.97	140,494	6,544	4.66
Federal Home Loan Bank stock	17,007	50	0.29	17,007	—	—	17,007	—	—
Other earning assets	104,601	71	0.07	13,556	10	0.07	931	1	0.11

Total interest-earning assets	1,711,071	75,580	4.42	1,534,706	75,699	4.93	1,492,202	76,062	5.10

Non-interest-earning assets	86,122			68,992			59,606

Total assets	$1,797,193			$1,603,698			$1,551,808

Interest-bearing liabilities:
NOW and money market accounts	$367,037	1,286	0.35	$346,702	1,541	0.44	$312,439	2,494	0.80
Savings accounts(1)	180,093	439	0.24	160,192	544	0.34	136,981	607	0.44
Time deposits	553,335	9,527	1.72	496,584	9,532	1.92	524,041	16,270	3.10

Total interest-bearing deposits	1,100,465	11,252	1.02	1,003,478	11,617	1.16	973,461	19,371	1.99
Advances from the Federal Home Loan Bank	168,081	6,219	3.70	268,274	10,544	3.93	285,258	10,404	3.65

Total interest-bearing liabilities	1,268,546	17,471	1.38%	1,271,752	22,161	1.74%	1,258,719	29,775	2.37%

Non-interest-bearing liabilities	220,938			168,193			142,017

Total liabilities	1,489,484			1,439,945			1,400,736
Stockholders’ equity	307,709			163,753			151,072

Total liabilities and stockholders’ equity	$1,797,193			$1,603,698			$1,551,808

Net interest income		$58,109			$53,538			$46,287

Net interest rate spread(2)			3.04%			3.19%			2.73%
Net interest-earning assets(3)	$442,525			$262,954			$233,483

Net interest margin(4)			3.40%			3.49%			3.10%
Average interest-earning assets to average interest-bearing liabilities	134.88%			120.68%			118.55%

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2011 Compared to December 31, 2010			Year Ended December 31, 2010 Compared to December 31, 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$2,707	$(2,921)	$(214)	$2,283	$(1,123)	$1,160
Securities and other earning assets	2,530	(2,435)	95	(81)	(1,442)	(1,523)

Total earning assets	5,237	(5,356)	(119)	2,202	(2,565)	(363)

Interest expense:
NOW and money market accounts	86	(341)	(255)	250	(1,203)	(953)
Savings accounts	62	(167)	(105)	93	(156)	(63)
Time deposits	1,030	(1,035)	(5)	(813)	(5,925)	(6,738)

Total interest-bearing deposits	1,178	(1,543)	(365)	(470)	(7,284)	(7,754)
FHLBB Advances	(3,738)	(587)	(4,325)	(641)	781	140

Total interest-bearing liabilities	(2,560)	(2,130)	(4,690)	(1,111)	(6,503)	(7,614)

Change in net interest income	$7,797	$(3,226)	$4,571	$3,313	$3,938	$7,251

Comparison of Operating Results for the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage servicing income, loan brokerage fees, bank-owned life insurance income, safe deposit box rental fees, investment brokerage fees, gains and losses on investment securities, gains on the sale of loans, insurance commissions and other miscellaneous fees. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy, equipment, and other non-interest expenses. The Company’s results of operations are also affected by its provision for loan losses. The following discussion provides a summary and comparison of the Company’s operating results for the years ended December 31, 2011 and 2010.

Income Statement Summary

	Years Ended December 31,
	2011	2010	$ Change
	(In thousands)
Net interest income	$58,109	$53,538	$4,571
Provision for loan losses	3,021	4,109	(1,088)
Non-interest income	14,759	9,404	5,355
Non-interest expense	59,016	39,850	19,166

Income before income taxes	10,831	18,983	(8,152)
Income tax provision	3,739	6,732	(2,993)

Net income	$7,092	$12,251	$(5,159)

Earnings Summary

The Company had net income of $7.1 million for the year ended December 31, 2011 compared to $12.3 million for 2010. Income before taxes decreased $8.2 million to $10.8 million for the year ending December 31, 2011 from $19.0 million for the same period in the prior year. When comparing 2011 to 2010, net interest income increased $4.6 million, or 8.5%, the provision for loan losses decreased by $1.1 million, or 26.5%, and non-interest income increased $5.4 million, or 56.9%. Non-interest expense increased by $19.2 million, or 48.1%. In 2011, the Company earned $0.25 per share on both a basic and diluted earnings per share basis. In 2010, the Company earned $0.44 per share on both a basic and diluted earnings per share basis.

The increase in net interest income was primarily due to the reduction of average FHLBB borrowings of $100.2 million, the result of the prepayment of $122.2 million in FHLBB borrowings in the second quarter of 2011 and a 23 basis point decline in the cost of borrowing leading to interest expense savings of $4.3 million. The $1.1 million decrease in the provision for loan losses from the prior year is attributable to the result of our evaluation of the required allowance amount based upon our estimated probable losses in our loan portfolio. Additionally, net loan charge offs totaled $1.3 million in 2011 compared to $2.3 million in 2010.

The $5.4 million increase in non-interest income is mainly due to a $6.2 million net gain on the sale of $8.2 million of available securities, the result of the Company’s balance sheet restructuring in 2011. This was offset by a $1.0 million decrease in service charges and fees, primarily provided by Rockville Bank Mortgage, Inc.

In 2011, non-interest expense increased $19.2 million over the prior year. An $8.9 million prepayment penalty to the FHLBB and a $5.0 million contribution to the Rockville Bank Foundation, Inc. accounted for 72.8% of the expense increase year over year. Salary and benefits expense also contributed $4.2 million to the non-interest expense increase in 2011 which was used to strengthen the Company’s Information Technology and Risk Management functions and to expand commercial lending staff in preparation of leveraging our capital and to support growth.

Net Interest Income:    Net interest income before the provision for loan loss was $58.1 million for the year ended 2011 compared to $53.5 million for 2010, an increase of $4.6 million, or 8.5%. Interest income on earning assets declined $119,000 for the year and interest expense on interest-bearing liabilities decreased $4.7 million. In 2011, average interest-earning assets increased $176.4 million, or 11.5% to $1.71 billion and average interest-bearing liabilities decreased $3.2 million to $1.27 billion. The increase in the average interest-earning assets reflects the net impact of the second-step conversion in March 2011 and the balance sheet restructuring in June 2011. Loan growth remained strong with net loans receivable averaging $53.9 million higher in 2011 compared to 2010. In 2011, available for sale securities increased $25.8 million over 2010 due to the purchases made possible by the additional funds gathered in the second-step conversion and despite the sale of $8.2 million of securities in late June 2011 as part of the balance sheet restructuring efforts. The decrease in average interest-bearing liabilities mainly reflects the decline in average FHLBB borrowings of $100.2 million which was offset by continued growth of average core interest-bearing deposits of $40.2 million and a $56.8 million increase in time deposits. Average net interest-earning assets increased by $179.6 million to $442.5 million. The Company’s net interest margin decreased 9 basis points in 2011 to 3.40% compared to 3.49% for 2010. The Company’s net interest rate spread decreased 15 basis points to 3.04% as the yield on interest-earning assets declined 52 basis points compared to a 37 basis point decline in the cost of interest-bearing liabilities.

Interest and Dividend Income:    Interest and dividend income decreased $119,000, or 0.2%, to $75.6 million in 2011 from $75.7 million compared to the prior year. The Company’s average interest-earning assets grew $176.4 million while the yield on interest-earning assets decreased 52 basis points to 4.42% from 4.93%. Average net loans receivable were $1.43 billion for 2011, an increase of $53.9 million, and earned an average 4.92%, down from 5.13% in 2010. Loan income was $70.5 million in 2011, a decrease of $214,000 from the $70.7 million earned in 2010. Average investment securities were $157.6 million in 2011, an increase of $31.5 million, and earned an average 3.17%, down from 3.97% in 2010. Investment income was $5.0 million in 2011, a decrease of $16,000 from 2010. Dividends earned on FHLBB stock totaled $50,000 year to date since the reinstatement of the dividend in the first quarter of 2011. Other earning assets, consisting mainly of overnight funds, earned $71,000 in 2011 compared to $10,000 in 2010.

Interest Expense:    Interest expense for the year ended December 31, 2011 decreased $4.7 million, or 21.2%, to $17.5 million from $22.2 million for the year ended December 31, 2010. The savings resulted from a decrease of 36 basis points paid on average interest-bearing liabilities in combination with a $3.2 million, or a 0.3%, decrease in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the aforementioned prepayment of FHLBB borrowings which resulted in a $100.2 million lower average balance in FHLBB borrowings coupled with a drop of 23 basis points in the cost of borrowings. As a result, borrowing costs decreased $4.3 million in 2011 compared to 2010. Average outstanding advances from the Federal Home Loan Bank were $168.1 million with an average cost of 3.70%.

Average interest-bearing deposits were $1.10 billion for 2011, an increase of $97.0 million, and cost an average of 1.02%, down from 1.16% in 2010. Interest-bearing deposit expense was $11.3 million in 2011, a decrease of $365,000 from the $11.6 million in 2010. Average time deposits were $553.3 million in 2011, an increase of $56.8 million, and cost an average 1.72%, down from 1.92% in 2010. Time deposit expense was $9.5 million in 2011 and 2010. Average NOW and money market accounts were $367.0 million in 2011, an increase of $20.3 million, and cost an average of 0.35% in 2011, down from 0.44% in 2010. Average savings accounts were $180.1 million in 2011, an increase of $19.9 million, and cost an average of 0.24%, down from 0.34% in 2010. Deposit expense for savings accounts was $439,000 in 2011, a decrease of $105,000 from the $544,000 in 2010.

Provision for Loan Losses:    The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $3.0 million for 2011, compared to $4.1 million for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

At December 31, 2011, the allowance for loan losses totaled $16.0 million, or 127.08%, of non-performing loans and 1.09% of total loans, compared to $14.3 million at December 31, 2010, or 115.79%, of non-performing loans and 1.00% of total loans. The Company experienced net loan charge-offs of $1.3 million in 2011 compared with net charge-offs of $2.3 million in 2010.

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

Non-interest income was $14.8 million for the year ended December 31, 2011, and included $6.3 million in gains on the sales of securities primarily the result of the balance sheet restructuring in the second quarter of 2011. In 2011, there were $29,000 of other-than-temporary impairment charges; there were no other-than-temporary impairment charges in 2010.

Service charges and fees decreased $1.0 million which primarily resulted from lower loan fee income generated by Rockville Bank Mortgage, Inc. which was $1.2 million in 2011 compared to $2.2 million in 2010 due to weaker demand. Also in 2011, ATM fees increased $302,000 to $2.6 million while loan servicing income and overdraft fees declined $190,000 and $107,000, respectively. Write-downs of $166,000 to mortgage servicing assets in 2011 caused by increasing prepayment speeds accounted for most of the loan servicing variance.

Non-interest Expense:    Non-interest expense increased by $19.2 million, or 48.1%, to $59.0 million for the year ended December 31, 2011 from $39.9 million for the year ended December 31, 2010.

The following table summarizes non-interest expense for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$24,245	$20,032	$4,213	21.0%
Service bureau fees	4,338	4,048	290	7.2
Occupancy and equipment	4,401	4,292	109	2.5
Professional fees	2,537	1,807	730	40.4
Marketing and promotions	1,171	1,450	(279)	(19.2)
FDIC assessments	1,247	1,616	(369)	(22.8)
Other real estate owned	677	1,435	(758)	(52.8)
Contribution to Rockville Bank Foundation, Inc.	5,043	—	5,043	n/a
Loss on extinguishment of debt	8,914	—	8,914	n/a
Other(1)	6,443	5,170	1,273	24.6

Total non-interest expense	$59,016	$39,850	$19,166	48.1%

(1)	Includes Directors fees and expenses for the years ended December 31, 2011 and 2010 of $778,000 and $803,000, respectively.

The $8.9 million FHLBB prepayment penalty and the $5.0 million contribution to the Rockville Bank Foundation, Inc. accounted for 72.8% of the increase. In addition to these nonrecurring expenses, salary and employee benefits expense increased $4.2 million which is related to the aforementioned additions to staff in preparation for the Company’s growth plans. At December 31, 2011, the number of full-time equivalent employees was 281 compared to 236 at December 31, 2010. Additional retirement expenses totaling $830,000 for a former executive officer, a signing bonus to the current Chief Executive Officer, William H. W. Crawford, IV, of $300,000 (to compensate him for bonuses foregone at his prior employer) and a bonus for past performance to the former Chief Executive Officer, William J. McGurk, of $200,000 during the period ended March 31, 2011, and to some extent new expenses related to the newly created Risk department, and the expansion of the Information Technology department also contributed to the increase. Service bureau fees increased $290,000, as the result of higher ATM servicing fees of $165,000, service bureau fees of $96,000 and wide area network fees of $29,000. Occupancy and equipment expense increased $109,000 mainly due to increases in utilities and maintenance expense of $141,000, rent expense of $30,000, insurance related expense of $22,000 and real estate taxes of $35,000 which was offset by decreases totaling $119,000 in depreciation expense. Professional fees increased $730,000 due to increases in consulting fees of $297,000 and audit and legal fees of $433,000 which were necessary to consider and evaluate the infrastructure and risk management needs to proceed with the Company’s growth plans. Marketing and promotions expense decreased $279,000 as a result of the Company’s ongoing cost control and efficiencies.

FDIC assessments decreased $369,000 due to the FDIC’s reduction of the FDIC assessment rate which is applied to the total assessment base, computed on the average consolidated total assets less average tangible equity. Other real estate owned expense decreased $758,000 in 2011 as write-downs decreased $608,000 and expenses related to two properties in 2010 were not duplicated in 2011.

Other non-interest expense increased $1.3 million, or 24.6%, in 2011 over the prior year. Significant components of other non-interest expense are as follows:

	Years Ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Directors fees and expenses	$778	$803	$(25)	(3.1)%
Collections	300	375	(75)	(19.9)
Off-balance sheet provision	13	(285)	298	104.7
Telephone	266	216	50	22.9
Travel	279	72	207	289.6
Meals and entertainment	132	47	85	123.3
Postage	453	418	35	8.4
Human resource expense	502	367	135	37.0
Appraisals and credit reports	373	341	32	9.4
Dues and subscriptions	302	230	72	31.3
Computer software and supplies	132	75	57	77.2
Printing and forms	390	356	34	9.8
Other	2,523	2,155	368	17.1

Total other non-interest expense	$6,443	$5,170	$1,273	24.6%

Many of the expenses are variable costs related directly to staffing levels. Other expense increased in 2011 commensurate with the increase of 45 full time equivalent employees, or 19.1%, hired throughout 2011. Specifically, travel expense increased $207,000 in 2011 as compared to 2010 due to one-time relocation expenses related to three senior executives totaling approximately $180,000, or 87% of the increase. Off-balance sheet provision (“OBS”) expense provides funds to reserve for unfunded loan commitments and unused lines of credit. Of the total increase in OBS expense, $240,000 was due to the removal in 2010 of one commercial customer’s letter of credit that was fully reserved for. The balance of the increase in OBS was due to additional commitments made in 2011. Expenses related to becoming a fully public company also contributed to the increase.

Income Tax Expense:    In 2011, the Company had income tax expense of $3.7 million on pretax earnings of $10.8 million compared to $6.7 million in income tax expense on pretax earnings of $19.0 million in 2010. The effective tax rate was 34.5% and 35.5% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2011 and 2010 primarily due to the preferential tax treatment of the corporate dividends received and non-taxable earnings on bank-owned life insurance and municipal investments. In addition, in 2010 the Company began paying Massachusetts state income tax on a portion of our net income.

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

Earnings Summary

The Company had net income of $12.3 million for the year ended December 31, 2010 compared to $9.7 million for 2009. When comparing 2010 to 2009, net interest income increased $7.3 million, or 15.7%, the provision for loan losses increased by $2.1 million, or 109.5%, and non-interest income increased $2.4 million, or 34.9%. Non-interest expense increased by $3.2 million, or 8.8%. In 2010, the Company earned $0.44 per share on both a basic and diluted earnings per share basis. In 2009, the Company earned $0.35 per share on both a basic and diluted earnings per share basis.

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

At December 31, 2010, the Company had established an allowance for loan losses of $14.3 million that was disbursed between an allocated $13.8 million to cover inherent risk in the homogenous pool evaluation, a $358,000 allocation to a $12.4 million impaired loan portfolio and a $126,000 allocation for imprecision. During 2010, the impaired loans increased from $12.0 million at December 31, 2009 to $12.4 million at December 31, 2010 with the related impairment reserve decreasing from $381,000 to $358,000, respectively. Collateral values were reassessed under current market conditions and the specific impairment allocation in relation to the total principal balance of impaired loans tested fell from 3.16% at December 31, 2009 to 2.90% at December 31, 2010. During this same period, the allocated reserve for the performing pools increased from $11.9 million at December 31, 2009 to $13.8 million or from an 88 basis point allocation to a 98 basis point allocation due primarily to a higher level of residential loan delinquency.

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

Provision for Loan Losses:    Management recorded a provision of $4.1 million for the year ended December 31, 2010, an increase of $2.1 million compared to the year ended December 31, 2009 as a result of an evaluation of the loan portfolio and estimated allowance requirements. A significant portion of the increase was due to increased general reserves as a result of the continued economic downturn and growth in commercial lending. In 2010, total loans increased $51.4 million compared to $70.0 million in 2009. At December 31, 2010, the allowance for loan losses totaled $14.3 million, or 115.8% of non-performing loans and 1.00% of total loans, compared to $12.5 million at December 31, 2009, or 104.1% of non-performing loans and 0.91% of total loans. The Company experienced net loan charge-offs of $2.3 million in 2010 compared with net charge-offs of $2.0 million in 2009.

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

The following table summarizes non-interest expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,032	$18,571	$1,461	7.9%
Service bureau fees	4,048	3,872	176	4.6
Occupancy and equipment	4,292	4,380	(88)	(2.0)
Professional fees	1,807	1,131	676	59.8
Marketing and promotions	1,450	1,156	294	25.4
FDIC assessments	1,616	2,222	(606)	(27.3)
Other real estate owned	1,435	69	1,366	1,979.7
Other(1)	5,170	5,230	(60)	(1.1)

Total non-interest expense	$39,850	$36,631	$3,219	8.8%

(1)	Includes Directors fees and expenses for the years ended December 31, 2010 and 2009 of $803,000 and $769,000, respectively.

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

Other non-interest expense decreased $60,000, or 1.1%, in 2010 over the prior year. Significant components of other non-interest expense are as follows:

	Years Ended December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Directors fees and expenses	$803	$769	$34	4.4%
Collections	375	463	(88)	(19.0)
Off-balance sheet provision	(285)	(47)	(238)	(506.4)
Telephone	216	174	42	24.1
Postage	418	395	23	5.8
Courier	317	331	(14)	(4.2)
Dues and subscriptions	230	215	15	7.0
Service charges	165	188	(23)	(12.2)
Printing and forms	356	328	28	8.5
Other	2,575	2,414	161	6.7

Total other non-interest expense	$5,170	$5,230	$(60)	(1.1)%

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Summary:    The Company’s total assets increased $71.8 million, or 4.3%, to $1.75 billion at December 31, 2011, from $1.68 billion at December 31, 2010, primarily due to the second-step conversion completed on March 3, 2011 which raised $168.0 million in net proceeds. Proceeds from the conversion were used to purchase short-term investments, available for sale securities and to pay off FHLBB advances. On June 29, 2011, the Company completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. Additionally, the Company also sold $14.6 million in available for sale equity investments.

Cash and cash equivalents decreased by $19.7 million, or 32.5%, to $41.0 million at December 31, 2011 from $60.7 million at December 31, 2010. Available for sale securities increased $25.8 million, or 20.6%, to $151.2 million at December 31, 2011 from $125.4 million at December 31, 2010. Net loans receivable increased $46.9 million, or 3.3%, to $1.46 billion at December 31, 2011 compared to December 31, 2010. Compared to

2010, average earning assets increased by $176.4 million, or 11.5%, to $1.71 billion mainly due to the additional $168.0 million in net proceeds received from the Company’s stock conversion in the first quarter of 2011. This, coupled with deposit growth in 2011 allowed for the funding of $53.9 million in average loan growth, $31.5 million in average investment security growth and $91.0 million average growth in short term funds in 2011 and the prepayment of the aforementioned FHLBB borrowings. Total deposits increased $107.5 million, or 8.8%, from December 31, 2010, to $1.33 billion at December 31, 2011. Interest-bearing deposits grew $69.8 million in 2011 to $1.12 billion from $1.05 billion at December 31, 2010. Non-interest-bearing deposits totaled $206.4 million at December 31, 2011, an increase of $37.7 million from year end 2010. Federal Home Loan Bank of Boston advances decreased $195.5 million, or 74.8%, to $65.9 million at December 31, 2011 from $261.4 million at December 31, 2010.

Total stockholders’ equity increased $167.0 million, or 100.4%, to $333.5 million at December 31, 2011 compared to $166.4 million at December 31, 2010. This was due to the capital raised in the second-step conversion completed in the first quarter of 2011. Contributing to the increase, common stock increased $158.5 million, net of retired treasury shares totaling $9.5 million, retained earnings increased $62,000, net of $7.0 million of dividend payments in 2011, and additional paid-in capital increased $10.4 million. The level of unallocated ESOP shares increased to $9.5 million from $3.5 million as additional shares were purchased for the ESOP and accumulated other comprehensive loss increased $5.5 million thereby combining to reduce equity by $11.5 million.

Securities:    Available for sale investment securities increased $25.8 million, or 20.6%, to $151.2 million at December 31, 2011 from $125.4 million at December 31, 2010. At December 31, 2011, the Company had $9.5 million in securities held to maturity compared to $13.7 million at December 31, 2010. At December 31, 2011 and 2010, the net unrealized gain on investment securities available for sale was $3.9 million and $6.2 million, respectively. The low interest rate environment during 2011 had a negative effect on the fair value of the Company’s LIBOR-based variable rate debt securities during the period. That impact was offset by increased unrealized gains on government sponsored residential mortgage-backed securities.

Lending Activities:    Net loans receivable increased $46.9 million, or 3.3%, to $1.46 billion at December 31, 2011 from $1.41 billion at December 31, 2010 primarily due to increases in commercial real estate loans and commercial business loans.

Residential real estate loans decreased $39.2 million, or 5.5%, to $680.7 million at December 31, 2011 due to the Company’s decision to sell $57.2 million of fixed rate residential loans in the secondary market to Freddie Mac as a result of the historically low market rates. Real estate construction loans decreased $28.0 million, or 35.6%, to $50.7 million at December 31, 2011. Commercial real estate loans increased $104.4 million, or 21.3%, to $593.9 million at December 31, 2011. This increase in commercial real estate loans reflects the expansion of the commercial banking division in the third quarter of 2011, whereby the Company recruited the former NewAlliance Bank’s heads of commercial and industrial lending, commercial real estate lending and cash management services along with five commercial relationship managers doubling the Company’s customer facing commercial banking staff. The increase also reflects the expansion of existing borrowing relationships, the 2011 opening of a commercial loan production office in New Haven County and the continued success of the regional commercial real estate program.

The allowance for loan losses increased $1.7 million to $16.0 million at December 31, 2011 from $14.3 million at December 31, 2010. The increase in the allowance for loan losses resulted from a $3.0 million provision for loan losses for the year ended December 31, 2011 which was offset by $1.3 million of net charge-offs. The allowance was deemed adequate based upon management’s estimate of probable estimated loan losses inherent in the loan portfolio and the growth of the loan portfolio. At December 31, 2011, the allowance for loan losses represented 1.09% of total loans and 127.08% of non-performing loans, compared to 1.00% of total loans and 115.79% of non-performing loans as of December 31, 2010.

Deposits:    Deposits increased $107.5 million, or 8.8%, to $1.33 billion at December 31, 2011 from $1.22 billion at December 31, 2010. The growth was principally attributable to increases of $56.7 million in money market and investment savings accounts, $37.7 million in demand deposits and $25.6 million in savings accounts. NOW accounts grew $14.5 million to $131.8 million at December 31, 2011, up 12.3% from the prior year end. Core deposits increased $134.5 million, or 19.9%, in 2011 compared to 2010. The Company has been promoting competitive rates, shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings. The funds generated from the increases in deposits were used to fund loan growth and available for sale investments and reduce FHLBB advances during the year.

Liquidity and Capital Resources:    Liquid assets are maintained at levels considered adequate to meet the Company’s liquidity needs. Liquidity levels are adjusted to fund loan commitments, repay borrowings, fund deposit outflows and pay real estate taxes on mortgage loans held for investment. Liquidity is also adjusted as appropriate to meet asset and liability management objectives.

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of operating, investing and financing activities. At December 31, 2011 and 2010, respectively, $41.0 million and $60.7 million of the Company’s assets were invested in cash and cash equivalents. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

During the years ended December 31, 2011 and 2010, loan originations and purchases, net of collected principal and loan sales, totaled $53.1 million and $57.8 million, respectively, reflecting continued growth in the loan portfolio due to a favorable interest rate environment. Cash received from the calls and maturities of investment securities totaled $39.7 million and $29.7 million during the years ended December 31, 2011 and 2010, respectively. The Company purchased $96.8 million and $73.6 million, and received proceeds from the sale of available for sale investment securities of $14.6 million and $399,000 during the years ended December 31, 2011 and 2010, respectively. In addition, the Company also had an investment payable of $10.5 million at December 31, 2010. The Company started purchasing held to maturity securities in 2008 consisting of long term mortgage-backed securities and at December 31, 2011 had $9.5 million in securities held to maturity compared to $13.7 million at December 31, 2010.

Deposit flows are generally affected by the level of our interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $107.5 million and $90.2 million for the years ended December 31, 2011 and 2010, respectively. The Company experienced higher deposit levels in 2011 due to new branch promotions and disintermediation from investment firms due to uncertainty in the financial markets and an historically low interest rate environment.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2011, the Company had $65.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $256.9 million based on collateral requirements of the Federal Home Loan Bank of Boston. The Company’s internal policies limit borrowings to 30% of total assets, or $525.0 million at December 31, 2011.

At December 31, 2011, the Company had outstanding commitments to originate loans of $96.2 million and unfunded commitments under lines of credit and stand-by letters of credit of $301.1 million. At December 31, 2011, time deposits scheduled to mature in less than one year totaled $315.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Company, other funding sources will be utilized, such as Federal Home Loan Bank of Boston advances, brokered deposits from two available lines, and an unsecured federal funds line of credit in order to maintain the level of assets. Alternatively, the Company would reduce the level of liquid assets, such as cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2011 and the respective maturity dates:

Contractual Obligations

	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank advances(1)	$65,882	$7,000	$8,112	$32,000	$18,770
Interest expense payable on Federal Home Loan Bank Advances	8,365	2,065	3,648	1,922	730
Operating leases(2)	37,308	1,293	3,133	3,117	29,765
Other liabilities(3)	1,460	117	260	288	795

Total Contractual Obligations	$113,015	$10,475	$15,153	$37,327	$50,060

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable operating leases for offices and office equipment.

(3)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

Other Commitments

	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments(1)	$59,986	$32,801	$1,500	$5,600	$20,085
Commercial business loan commitments(1)	36,202	11,405	7,675	600	16,522
Commercial business loan lines of credit	81,033	16,690	8,431	500	55,412
Unused portion of home equity lines of credit(2)	143,027	707	14,185	37,620	90,515
Unused portion of construction loans	67,141	24,027	34,712	3,187	5,215
Unused checking overdraft lines of credit(3)	89	—	—	—	89
Standby letters of credit	9,828	8,402	1,426	—	—

Total Other Commitments	$397,306	$94,032	$67,929	$47,507	$187,838

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

Quantitative Analysis:

Income Simulation:    Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	(4.52%)
50 basis point decrease in rates	(1.24%)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At December 31, 2011, income at risk (i.e., the change in net interest income) decreased 4.52% and decreased 1.24% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At December 31, 2011, return on assets is modeled to decrease by 9 basis points and decrease by 3 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ John T. Lund

William H.W. Crawford, IV	John T. Lund
President, Chief Executive Officer	Executive Vice President, Chief Financial
and Director	Officer and Treasurer

Date: March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rockville Financial, Inc.

We have audited Rockville Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Rockville Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rockville Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2011 consolidated financial statements of Rockville Financial, Inc. and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockville Financial, Inc.

We have audited the accompanying consolidated statements of condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockville Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Rockville Financial Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2012

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

December 31, 2011 and 2010

(In Thousands, Except Share Data)

	2011	2010
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$40,677	$16,692
Short-term investments	308	44,016

Total cash and cash equivalents	40,985	60,708
AVAILABLE FOR SALE SECURITIES-At fair value	151,237	125,447
HELD TO MATURITY SECURITIES-At amortized cost	9,506	13,679
LOANS HELD FOR SALE	—	380
LOANS RECEIVABLE (Net of allowance for loan losses of $16,025 in 2011 and $14,312 in 2010)	1,457,398	1,410,498
FEDERAL HOME LOAN BANK STOCK, at cost	17,007	17,007
ACCRUED INTEREST RECEIVABLE	4,089	4,176
DEFERRED TAX ASSET-Net	10,368	11,327
PREMISES AND EQUIPMENT-Net	15,502	14,912
GOODWILL	1,149	1,149
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	31,082	10,459
OTHER REAL ESTATE OWNED	3,008	990
CURRENT INCOME TAX RECEIVABLE	2,848	793
PREPAID FDIC ASSESSMENTS	3,034	3,875
OTHER ASSETS	2,659	2,673

	$1,749,872	$1,678,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
DEPOSITS:
Non-interest-bearing	$206,416	$168,736
Interest-bearing	1,120,350	1,050,524

Total deposits	1,326,766	1,219,260
MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	5,852	6,131
ADVANCES FROM THE FEDERAL HOME LOAN BANK	65,882	261,423
ACCRUED EXPENSES AND OTHER LIABILITIES	17,901	24,831

Total liabilities	1,416,401	1,511,645

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 and 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,514,468 and 29,653,088 shares issued and 29,514,468 and 28,610,081 outstanding at December 31, 2011 and December 31, 2010, respectively)	243,776	85,249
Additional paid in capital	15,189	4,789
Unearned compensation — ESOP	(9,453)	(3,478)
Treasury stock, at cost (1,043,007 shares at December 31, 2010)	—	(9,495)
Retained earnings	90,707	90,645
Accumulated other comprehensive loss, net of tax	(6,748)	(1,282)

Total stockholders’ equity	333,471	166,428

	$1,749,872	$1,678,073

See accompanying notes to consolidated financial statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$70,463	$70,677	$69,517
Securities-interest	4,679	4,558	6,116
Securities-dividends	367	454	428
Interest-bearing deposits	71	10	1

Total interest and dividend income	75,580	75,699	76,062

INTEREST EXPENSE:
Deposits	11,252	11,617	19,371
Borrowed funds	6,219	10,544	10,404

Total interest expense	17,471	22,161	29,775

Net interest income	58,109	53,538	46,287
PROVISION FOR LOAN LOSSES	3,021	4,109	1,961

Net interest income after provision for loan losses	55,088	49,429	44,326

NON-INTEREST INCOME:
Other-than-temporary impairment losses on equity securities recognized in earnings	(29)	—	(362)
Service charges and fees	6,364	7,377	5,221
Net gain from sales of securities	6,277	190	936
Net gain from sales of loans	1,715	1,746	782
Other income	432	91	395

Total non-interest income	14,759	9,404	6,972

NON-INTEREST EXPENSE:
Salaries and employee benefits	24,245	20,032	18,571
Service bureau fees	4,338	4,048	3,872
Occupancy and equipment	4,401	4,292	4,380
Professional fees	2,537	1,807	1,131
Marketing and promotions	1,171	1,450	1,156
FDIC assessments	1,247	1,616	2,222
Other real estate owned	677	1,435	69
Contribution to Rockville Bank Foundation, Inc.	5,043	—	—
Loss on extinguishment of debt	8,914	—	—
Other	6,443	5,170	5,230

Total non-interest expense	59,016	39,850	36,631

INCOME BEFORE INCOME TAXES	10,831	18,983	14,667
INCOME TAX EXPENSE	3,739	6,732	4,935

NET INCOME	$7,092	$12,251	$9,732

See accompanying notes to consolidated financial statements.	(Continued	)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Income (Concluded)

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	2011	2010	2009
Earnings per share:
Basic	$0.25	$0.44	$0.35
Diluted	$0.25	$0.44	$0.35
Weighted-average shares outstanding:
Basic	28,593,971	28,115,825	28,012,072
Diluted	28,693,295	28,136,905	28,019,008

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	Common Stock		Additional Paid in Capital	Unearned Compensation — ESOP	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	19,568,284	$85,249	$3,380	$(5,035)	$75,985	695,253	$(9,709)	$(4,093)	$145,777

Cumulative effect of adjustment to retained earnings relating to impairment of securities	—	—	—	—	1,034	—	—	(1,034)	—
Comprehensive income:
Net income	—	—	—	—	9,732	—	—	—	9,732
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	1,441	1,441
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	2,653	2,653

Total comprehensive income									13,826
Common stock repurchased	—	—	—	—	—	20,000	(198)	—	(198)
Share-based compensation expense	—	—	827	—	—	—	—	—	827
ESOP shares released or committed to be released	—	—	71	857	—	—	—	—	928
Forfeited unvested restricted stock	(9,200)	—	—	—	—	—	—	—	—
Treasury stock issued	—	—	(152)	—	(92)	(16,427)	244	—	—
Cancellation of shares for tax withholding	(4,310)	—	(44)	—	—	—	—	—	(44)
Dividends paid ($0.20 per common share)	—	—	—	—	(3,688)	—	—	—	(3,688)

Balance at December 31, 2009	19,554,774	85,249	4,082	(4,178)	82,971	698,826	(9,663)	(1,033)	157,428

Comprehensive income:
Net income	—	—	—	—	12,251	—	—	—	12,251
Net unrealized gain on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	17	17
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(266)	(266)

Total comprehensive income									12,002

Share-based compensation expense	—	—	775	—	—	—	—	—	775
ESOP shares released or committed to be released	—	—	103	700	—	—	—	—	803
Treasury stock issued	—	—	(125)	—	(43)	(11,144)	168	—	—
Cancellation of shares for tax withholding	(3,717)	—	(46)	—	—	—	—	—	(46)
Dividends paid ($0.245 per common share)	—	—	—	—	(4,534)	—	—	—	(4,534)

Balance at December 31, 2010	19,551,057	85,249	4,789	(3,478)	90,645	687,682	(9,495)	(1,282)	166,428

Comprehensive income:
Net income	—	—	—	—	7,092	—	—	—	7,092
Net unrealized loss on securities available for sale, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(1,481)	(1,481)
Change in accumulated other comprehensive loss related to employee benefit plans, net of reclassification adjustments and tax effects	—	—	—	—	—	—	—	(3,985)	(3,985)

Total comprehensive income									1,626
Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	—	(687,682)	9,495	—	—
Exchange of common stock at 1.5167 shares per common share	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	21,317	—	625	—	—	—	—	—	625
ESOP shares released or committed to be released	—	—	183	1,096	—	—	—	—	1,279
Cancellation of shares for tax withholding	(8,140)	—	(93)	—	—	—	—	—	(93)
Forfeited unvested restricted stock	(3,033)	—	—	—	—	—	—	—	—
Dividends paid ($0.27 per common share)	—	—	—	—	(7,030)	—	—	—	(7,030)

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	—	$—	$(6,748)	$333,471

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,092	$12,251	$9,732
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(7)	(171)	(160)
Share-based compensation expense	625	775	827
Amortization of ESOP expense	1,279	803	928
Provision for loan losses	3,021	4,109	1,961
Net gain from sales of securities	(6,277)	(190)	(936)
Loss on extinguishment of debt	8,914	—	—
Other-than-temporary impairment of securities	29	—	362
Loans originated for sale	(56,843)	(71,443)	(43,958)
Proceeds from sales of loans	57,223	71,063	43,958
Losses (gains) on sale of OREO	93	441	(16)
Write-downs of OREO	257	866	—
Depreciation and amortization	1,317	1,435	1,608
Loss on disposal of equipment	110	1	34
Deferred income tax expense (benefit)	3,899	(674)	(1,242)
Increase in cash surrender value of bank-owned life insurance	(623)	(383)	(371)
Net change in:
Deferred loan fees and premiums	(93)	(109)	784
Accrued interest receivable	87	111	349
Prepaid FDIC assessment	841	2,009	(5,884)
Other assets	(2,041)	(2,339)	(192)
Accrued expenses and other liabilities	(2,525)	9,905	2,602

Net cash provided by operating activities	16,378	28,460	10,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	14,608	399	21,171
Proceeds from calls and maturities of available for sale securities	39,700	29,723	2,500
Principal payments on available for sale mortgage-backed securities	20,673	21,166	25,525
Principal payments on held to maturity mortgage-backed securities	4,173	5,470	5,135
Purchases of available for sale securities	(107,327)	(73,580)	(8,091)
Proceeds from sales of portfolio loans	—	—	161
Proceeds from sale of OREO	934	5,120	1,859
Purchase of loans	—	—	(2,529)
Loan originations, net of principal payments	(53,130)	(57,835)	(74,509)
Purchase of bank-owned life insurance	(20,000)	—	—
Proceeds from sale of equipment	25	—	—
Purchases of premises and equipment	(2,042)	(461)	(1,100)

Net cash used in investing activities	(102,386)	(69,998)	(29,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest-bearing deposits	47,365	18,252	34,371
Net increase in interest-bearing deposits	69,826	71,900	52,229
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(279)	(254)	308
Net decrease in short-term FHLBB advances	—	(15,000)	(51,000)
Proceeds from long-term FHLBB advances	—	37,800	8,112
Prepayment of FHLBB borrowings and penalty	(131,114)	—	—
Repayments of long-term FHLBB advances	(73,341)	(25,179)	(16,192)
Common stock repurchased	—	—	(198)
Common stock purchase for ESOP	(7,071)	—	—
Cancellation of shares for tax withholding	(93)	(46)	(44)
Proceeds from stock offering, net of expenses	168,044	—	—
Cash dividends paid on common stock	(7,030)	(4,534)	(3,688)
Fractional shares distribution	(22)	—	—

Net cash provided by financing activities	66,285	82,939	23,898

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,723)	41,401	4,406
CASH AND CASH EQUIVALENTS—Beginning of year	60,708	19,307	14,901

CASH AND CASH EQUIVALENTS—End of year	$40,985	$60,708	$19,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,167	$22,235	$29,901
Income taxes	1,664	9,520	4,401
Transfer of loans to other real estate owned	3,302	4,356	4,904
(Decrease) increase due to broker, investment purchase	(10,534)	10,534	—

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

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

In connection with the 2011 Plan, the Company contributed additional funds to Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation received $5.0 million, or 3.0% of the net proceeds of the stock conversion offering.

The conversion was accounted for as a reorganization with no change to the historical basis of Rockville Financial, Inc.’s assets, liabilities, and equity. All number of shares outstanding and per share amounts are restated to give retroactive recognition to the exchange ratio (1.5167) applied in the conversion.

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

Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2011 presentation.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2011 and 2010, the Company had no “trading” securities.

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

OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock:    The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”). Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2011 and 2010, no impairment has been recognized.

Loans Held For Sale:    Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans:    The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial business and installment and collateral segments. Residential real estate loans include 1 – 4 family owner occupied first mortgages, second mortgages and equity lines of credit.

Loans are stated at current unpaid principal balances, net of the allowance for loan losses, charge-offs, deferred loan origination costs and fees and loan purchase premiums. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A loan is classified as a troubled debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers’ financial condition.

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

Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to accrual status when the loan is brought current, collectability of interest and principal is no longer in doubt and six months of continuous payments have been received.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. In the second quarter of 2011 the allowance for loan loss methodology was revised to utilize the most recent three-year loss history as compared to the previous five-year loss history. This change was made as management deemed that the shorter loss history period was most reflective of the

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

level of inherent loss existing under the current economic environment. As a result of the change, the amount allocated to the general component of the reserve increased by $156,000. During the third quarter the methodology was slightly modified to segregate loans risk-rated as special mention within the commercial real estate, commercial business and SBA loan segments.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate — The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

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

Commercial business loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.

Installment and collateral loans — Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and installment and collateral loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.

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

Servicing:    The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. The Company’s servicing asset valuation is performed by an independent third party using a static valuation model representing a projection of a single interest rate/market environment into the future and discounting the resulting assume cash flow back to present value. Discount rates, servicing costs, float earnings rates and delinquency information as well as the use of the medium PSA quotations provided by Security Industry and Financial Market Association (SIFMA) are used to calculate the value of the Servicing Asset. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consolidated balance sheet in other assets and other liabilities with changes in fair value recorded in other non-interest income, if material.

Other Real Estate Owned:    Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense. Gains and losses on the sale of other real estate owned are recorded in other income.

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

Bank-Owned Life Insurance:    The Company offers a death benefit to certain key employees who retire from the Company, the expense for which is accrued as a post retirement benefit in accordance with GAAP. The cash surrender value of Bank-Owned Life Insurance (“BOLI”), net of any deferred acquisition and surrender costs or loans is recorded as an asset. Changes in the net cash surrender value of policies, as well as insurance proceeds received, are reflected in other income on the consolidated statement of operations and are not subject to income taxes. As of December 31, 2011 and 2010 there were no deferred acquisition costs, surrender costs or loans. There are no restrictions on the use of any insurance proceeds the Company receives from BOLI.

Transfers of Financial Assets:    Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the Company does not maintain effective control over the transferred assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

Premises and Equipment:    Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to 39 1/2 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms excluding lease extension periods. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill:    Goodwill is not amortized and is evaluated for impairment annually. No impairment was recorded during years ended December 31, 2011, 2010 and 2009.

Income Taxes:    The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.

The Company has not provided for Connecticut state income taxes since December 31, 1998 because it has created and maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. The Company believes it is in compliance with the state PIC requirements and that no Connecticut state taxes are due from December 31, 1998 through December 31, 2011; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due.

Pension and Other Post-Retirement Benefits:    The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute an amount needed to meet the minimum funding standards established by the Employee Retirement Security Act of 1974 (“ERISA”). The compensation cost of an employees’ pension benefit is recognized on the projected unit cost method over the employee’s approximate service period.

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

Service Charges and Fee Income:    Service charges and fee income, other than loan origination fees, are recorded on an accrual basis when earned.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Values of Financial Instruments:    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents, Accrued Interest Receivable and Mortgagors’ and Investors’ Escrow Accounts — The carrying amount is a reasonable estimate of fair value.

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

Loans Receivable — The fair value of loans is estimated by discounting the future cash flows using current market interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities as of the measurement date. Fair value for non- performing loans are estimated using discounted cash flow analyses or collateral values, where applicable.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 3.     RECENT ACCOUNTING PRONOUNCEMENTS

Intangibles-Goodwill and Other (Topic 350):    In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than the carrying amount. The amendments are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement (Topic 820):    In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in the Update are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and to explain how to measure fair value. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220):    In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

transparency of financial reporting. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 , Comprehensive Income (topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow the FASB time consider the operational concerns about the presentation requirements for reclassification adjustments.

Note 4.    EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except share data)
Net income available to common stockholders	$7,092	$12,251	$9,732

Weighted-average common shares outstanding	29,566,339	29,477,065	29,477,065
Plus: average number of restricted shares	119,647	177,969	183,366

Adjusted weighted-average common shares outstanding	29,685,986	29,655,034	29,660,431
Less: average number of treasury shares	177,168	1,057,780	1,060,813
Less: average number of unvested ESOP award shares	914,847	481,429	587,546

Weighted-average basic shares outstanding	28,593,971	28,115,825	28,012,072
Dilutive effect of stock options	99,324	21,080	6,936

Weighted-average diluted shares	28,693,295	28,136,905	28,019,008

Earnings per share:
Basic	$0.25	$0.44	$0.35
Diluted	$0.25	$0.44	$0.35

Treasury shares for 2011 and 2010 and unallocated common shares held by the ESOP for 2011 and 2010 are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are included in the weighted-average number of common shares outstanding for basic earnings per share calculations.

For the years ended December 31, 2011, 2010 and 2009, respectively, 888,364, 846,144 and 676,259 options were anti-dilutive and therefore excluded from the earnings per share calculation. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. For the years ended December 31, 2011, 2010 and 2009, unvested restricted shares were included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. The number of shares of restricted stock issued that were included in the calculations were 138,000, 128,000 and 129,000 as of December 31, 2011, 2010 and 2009, respectively. The Company’s common stock equivalents relate solely to stock options issued and outstanding. For the year ended December 31, 2011, options to purchase 888,364 of common stock at exercise prices ranging

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from $6.09 to $11.72 were not considered in the computation of potential common shares for the purpose of diluted EPS as the shares were anti-dilutive based on the Company’s average market price during the year. For the year ended December 31, 2010, options to purchase 846,144 of common stock at exercise prices ranging from $6.09 to $11.72 were not considered in the computation of potential common shares for the purpose of diluted EPS as the shares were anti-dilutive based on the Company’s average market price during the year. At December 31, 2009, options to purchase 676,259 shares of common stock at exercise prices ranging from $6.09 to $11.72 were not considered in the computation of potential common shares for the purpose of diluted EPS.

Note 5.    FAIR VALUE MEASUREMENT

The Company groups its assets generally measured at fair value in three levels based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:

Level 1:    Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:    Pricing inputs are observable for the asset, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:    Pricing inputs are unobservable for the assets and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset is based on the lowest level of input that is significant to the fair value of the asset. Transfers between levels are recorded at the end of a reporting period.

Assets Measured at Fair Value on a Recurring Basis:

The following valuation methodologies are used for assets recorded at fair value on a recurring basis. There were no liabilities recorded at fair value on a recurring basis at December 31, 2011 and 2010.

Available for Sale Securities:    Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities are those traded on active markets for identical securities including equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, corporate and other debt securities. Level 3 securities include thinly traded equity securities and corporate debt securities that are valued using significant unobservable market inputs such as the credit quality of the underlying issuers.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets recorded at fair value on a recurring basis are as follows:

December 31, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$17,543	$—	$17,543	$—
Government-sponsored residential mortgage- backed securities	110,195	—	110,195	—
Government-sponsored residential collateralized debt obligations	15,950	—	15,950	—
Corporate debt securities	4,300	—	3,083	1,217
Marketable equity securities	3,249	3,176	—	73

Total	$151,237	$3,176	$146,771	$1,290

December 31, 2010
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$34,327	$3,017	$31,310	$—
Government-sponsored residential mortgage- backed securities	70,390	—	70,390	—
Corporate debt securities	4,008	—	4,008	—
Marketable equity securities	16,722	16,649	—	73

Total	$125,447	$19,666	$105,708	$73

There were no transfers in or out of Level 1 and no transfers into Level 2 for the year ended December 31, 2011. During the third quarter of 2011, the Company transferred its Preferred Term Security XXVIII, Ltd (PRETSL XXVIII) with a market value of $1.1 million and book value of $2.8 million into Level 3 from Level 2. The Company regularly assesses inputs used to value the PRETSL XXVIII and has determined that the most significant input is unobservable and requires a high degree of judgment. There were no transfers in or out of Level 1 and Level 2 for the year ended December 31, 2010.

The changes in Level 3 assets measured at fair value on a recurring basis which consist of marketable equity and corporate debt securities are summarized in the following table for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Balance at beginning of year	$73	$73
Transfers into Level 3 from Level 2	1,217	—

Balance at end of year	$1,290	$73

Change in unrealized gains relating to instruments still held at year end	$—	$—

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

Assets recorded at fair value on a non-recurring basis are as follows:

December 31, 2011	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year
	(In thousands)
Impaired loans	$914	$—	$—	$914	$148
Other real estate owned	3,008	—	—	3,008	—

Total	$3,922	$—	$—	$3,922	$148

December 31, 2010
Impaired loans	$2,648	$—	$—	$2,648	$1,356
Other real estate owned	990	—	—	990	—

Total	$3,638	$—	$—	$3,638	$1,356

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value and estimated fair values of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,985	$40,985	$60,708	$60,708
Available for sale securities	151,237	151,237	125,447	125,447
Held to maturity securities	9,506	10,380	13,679	14,638
Loans held for sale	—	—	380	380
Loans receivable-net	1,457,398	1,502,271	1,410,498	1,415,387
FHLBB stock	17,007	17,007	17,007	17,007
Accrued interest receivable	4,089	4,089	4,176	4,176
Financial liabilities:
Deposits	1,326,766	1,334,306	1,219,260	1,200,517
Mortgagors’ and investors’ escrow accounts	5,852	5,852	6,131	6,131
Advances from the FHLBB	65,882	70,994	261,423	274,557

Note 6.    RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain a percentage of transaction account balances on deposit in non-interest-earning reserves with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2011 and 2010, the Company was required to have cash and liquid assets of $12.0 million and $3.2 million, respectively, to meet these requirements. The Company maintains a compensating balance of $600,000 to partially offset service fees charged by the Federal Reserve Bank. The Company is also required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of their coin and currency contract with BBN. The required reserve amounted to $800,000 as of December 31, 2011 and December 31, 2010.

In addition, the Company increased its uncommitted federal funds line of credit with PNC Bank to $50.0 million from $15.0 million in August 2011.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.     INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$17,207	$336	$—	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	13	110,195
Government-sponsored residential collateralized debt obligations	15,795	155	—	15,950
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,715	129	—	2,844
Oil and gas	131	60	—	191

Total marketable equity securities	3,023	226	—	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$—	$10,380

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At December 31, 2011, the net unrealized gain on securities available for sale of $3.9 million, net of income taxes of $1.3 million, or $2.6 million, is included in accumulated other comprehensive loss. At December 31, 2010, the net unrealized gain on securities available for sale of $6.2 million, net of income taxes of $2.2 million, or $4.0 million, is included in accumulated other comprehensive loss.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and fair value of debt securities at December 31, 2011 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	15,312	15,620	—	—
After 5 years through 10 years	4,976	5,006	—	—
After 10 years	2,841	1,217	—	—

	23,129	21,843	—	—
Mortgage-backed securities	121,157	126,145	9,506	10,380

Total debt securities	$144,286	$147,988	$9,506	$10,380

At December 31, 2010, securities with a fair value of $3.0 million were pledged to secure public deposits and U.S. Treasury, tax and loan payments. The Company no longer pledges securities to secure public deposits.

For the years ended December 31, 2011, 2010 and 2009, gross gains of $6.4 million, $190,000 and $936,000, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sales of available for sale securities were $125,000 in 2011 and none in 2010 and 2009.

As of December 31, 2011 and 2010, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2011
Available for sale:
Government-sponsored residential mortgage-backed securities	$5,040	$12	$—	$—	$5,040	$12
Government-sponsored residential collateralized debt obligations	1,890	1	—	—	1,890	1
Corporate debt securities	—	—	1,217	1,625	1,217	1,625

Total	$6,930	$13	$1,217	$1,625	$8,147	$1,638

December 31, 2010
Available for sale:
U.S. Government-sponsored and government-sponsored enterprise obligations	$34,327	$691	$—	$—	$34,327	$691
Government-sponsored residential mortgage-backed securities	5,046	14	30	1	5,076	15
Corporate debt securities	—	—	3,908	1,887	3,908	1,887

Total debt securities	39,373	705	3,938	1,888	43,311	2,593
Marketable equity securities	1,097	152	624	61	1,721	213

Total	$40,470	$857	$4,562	$1,949	$45,032	$2,806

Of the securities summarized above as of December 31, 2011, 4 issues had unrealized losses for less than twelve months and 1 issue had unrealized losses for twelve months or more. As of December 31, 2010, 21 issues had unrealized losses for less than twelve months and 9 issues had losses for twelve months or more.

There were no held to maturity securities with unrealized losses at December 31, 2011 or 2010.

U.S. Government and government-sponsored enterprises and Mortgage-backed securities.    The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the market rate relative to the yield realized on the Company’s investments. The Company does not expect these securities to settle at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Corporate Debt Securities.    The unrealized losses on corporate debt securities relate to one pooled trust preferred security (Preferred Term Security XXVIII, Ltd., or “PRETSL XXVIII”). The unrealized loss on the PRETSL XXVIII investment was caused by the low interest rate environment as the security’s rate floats quarterly to the three month LIBOR. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

During the year ended December 31, 2011, the Company recorded other-than-temporary impairment in two common stock securities totaling $29,000. As part of the balance sheet restructure in the second quarter, both of these securities were sold. As of December 31, 2011, no remaining common stock securities had an unrealized loss. During the year ended December 31, 2010, the Company recorded no other-than-temporary impairment charges. The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 8.    LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company’s loan portfolio at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(In thousands)
Real estate loans:
Residential	$680,702	$719,925
Commercial	593,867	489,511
Construction	50,654	78,627

Total real estate loans	1,325,223	1,288,063
Commercial business loans	143,475	130,303
Installment loans	2,273	4,036
Collateral loans	1,958	1,885

Total loans	1,472,929	1,424,287
Net deferred loan costs and premiums	494	523
Allowance for loan losses	(16,025)	(14,312)

Loans — net	$1,457,398	$1,410,498

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2011 and 2010, the Company was servicing commercial loans for participants aggregating $7.0 million and $2.6 million, respectively.

At December 31, 2011 and 2010, the unpaid principal balances of loans placed on non-accrual status were $12.6 million and $12.4 million, respectively. If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $302,000, $677,000 and $233,000 in additional interest income during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, there were no loans contractually past due 90 days or more and still accruing interest.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following information relates to impaired loans as of and for the years ended December 31, 2011, 2010 and 2009:

	2011	2010(1)	2009(1)
	(In thousands)
Average recorded investment in impaired loans:
Residential real estate	$7,179
Commercial real estate	2,294
Construction	2,195
Commercial business	1,079
Installment and collateral	27

Total	$12,774	$13,112	$13,356

Income recognized on impaired loans:
Residential real estate	$290
Commercial real estate	68
Construction	25
Commercial business	49
Installment and collateral	2

Total	$434	$343	$250

Income recognized on impaired loans on a cash basis:
Residential real estate	$290
Commercial real estate	68
Construction	25
Commercial business	49
Installment and collateral	2

Total	$434	$343	$250

(1)	Comparative disclosure is not required

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the Company’s loans by risk rating at December 31, 2011 and 2010.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial business	Installment and Collateral
	(In thousands)
December 31, 2011
Loans rated 1 — 5	$668,630	$566,160	$44,016	$135,212	$4,189
Loans rated 6	2,152	15,256	4,961	5,353	—
Loans rated 7	9,920	12,451	1,677	2,910	42
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$680,702	$593,867	$50,654	$143,475	$4,231

December 31, 2010
Loans rated 1 — 5	$711,949	$451,723	$70,647	$125,280	$5,876
Loans rated 6	2,047	22,838	2,960	1,869	11
Loans rated 7	5,929	14,950	5,020	3,154	34
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$719,925	$489,511	$78,627	$130,303	$5,921

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of period	$14,312	$12,539	$12,553
Provision for loan losses:
Real estate:		3,989	2,003
Residential	800
Commercial	1,326
Construction	(76)
Commercial business	691	202	130
Installment and collateral	(5)	1	(169)
Unallocated	285	(83)	(3)
Loans charged-off:
Real estate:		(1,951)	(1,471)
Residential	(679)
Commercial	(101)
Construction	(291)
Commercial business	(480)	(391)	(593)
Installment and collateral	(37)	(34)	(49)
Recoveries of loans previously charged-off:
Real estate:		11	8
Residential	262
Commercial business	8	10	115
Installment and collateral	10	19	15

Balance, end of period	$16,025	$14,312	$12,539

Further information pertaining to the allowance for loan losses at December 31, 2011 and 2010 follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Installment and Collateral	Unallocated	Total
	(In thousands)
December 31, 2011
Amount of allowance for loan losses for loans deemed to be impaired	$148	$—	$—	$—	$—	$—	$148
Amount of allowance for loan losses for loans not deemed to be impaired	4,923	6,694	1,286	2,515	49	410	15,877
Loans deemed to be impaired	9,002	1,044	1,099	1,436	29	—	12,610
Loans not deemed to be impaired	671,700	592,823	49,555	142,039	4,202	—	1,460,319

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Installment and Collateral	Unallocated	Total
	(In thousands)
December 31, 2010
Amount of allowance for loan losses for loans deemed to be impaired	$156	$21	$—	$176	$5	$—	$358
Amount of allowance for loan losses for loans not deemed to be impaired	4,532	5,448	1,653	2,120	76	125	13,954
Loans deemed to be impaired	5,976	2,990	2,646	714	34	—	12,360
Loans not deemed to be impaired	713,949	486,521	75,981	129,589	5,887	—	1,411,927

The following is a summary of past due and non-accrual loans at December 31, 2011 and 2010:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2011
Real estate loans:
Residential	$6,655	$2,679	$4,759	$14,093	$—	$9,003
Commercial	109	257	196	562	—	806
Construction	—	191	93	284	—	1,099
Commercial business loans	133	200	433	766	—	1,673
Installment and collateral	5	42		47		29

Total	$6,902	$3,369	$5,481	$15,752	$—	$12,610

December 31, 2010
Real estate loans:
Residential	$7,899	$1,634	$2,952	$12,485	$—	$5,976
Commercial	—	—	2,347	2,347	—	2,990
Construction	1,101	187	2,646	3,934	—	2,646
Commercial business loans	200	119	445	764	—	714
Installment and collateral	11	4	34	49	—	34

Total	$9,211	$1,944	$8,424	$19,579	$—	$12,360

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of impaired loans at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$7,792	$7,792	$—	$4,804	$4,804	$—
Commercial	1,044	1,044	—	2,393	2,393	—
Construction	1,099	1,099	—	2,646	2,646	—
Commercial business loans	1,436	1,436	—	277	277	—
Installment and collateral loans	29	29	—	7	7	—

Total	11,400	11,400	—	10,127	10,127	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,210	1,210	148	1,172	1,172	156
Commercial	—	—	—	597	597	21
Construction	—	—	—	—	—	—
Commercial business loans	—	—	—	437	437	176
Installment and collateral loans	—	—	—	27	27	5

Total	1,210	1,210	148	2,233	2,233	358

Total	$12,610	$12,610	$148	$12,360	$12,360	$358

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

Troubled debt restructurings that were restructured in 2011 are set forth in the following table as of December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Residential real estate	9	$1,423	$1,361
Commercial business	2	620	403

Total troubled debt restructuring	11	$2,043	$1,764

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Number of Contracts	Recorded Investment
		($ in thousands)
Troubled Debt Restructurings that Subsequently Defaulted within one year:
Residential real estate	2	$306
Commercial business	1	79

Total troubled debt restructuring	3	$385

Troubled debt restructurings that were restructured in 2010 are set forth in the following table as of December 31, 2010:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Residential real estate	9	$1,344	$1,338
Commercial real estate	1	315	315
Commercial business	—	—	—

Total troubled debt restructuring	10	$1,659	$1,653

	Number of Contracts	Recorded Investment
		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted within one year:
Residential real estate	3	$540
Commercial real estate	—	—
Commercial business	—	—

Total troubled debt restructuring	3	$540

During 2011 one residential real estate loan was added to troubled debt restructuring totaling $64,000. All restructured loans were on non-accrual status as of December 31, 2011 and December 31, 2010.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Balance, beginning of year	$3,989	$3,719
Additional loans and advances	1,653	860
Repayments	(1,897)	(590)

Balance, end of year	$3,745	$3,989

As of December 31, 2011 and 2010, all related party loans were performing.

Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $160.3 million and $120.5 million as of December 31, 2011 and 2010, respectively. The balances of these loans are not included in the accompanying consolidated statement of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 500%.

Mortgage servicing rights are included in other assets in the consolidated statements of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Mortgage servicing rights valuation:
Balance at beginning of year	$858	$475	$68
Additions	339	497	446
Amortization	253	114	39
Valuation allowance	(166)	—	—

Balance at year end	$778	$858	$475

Fair value of mortgage servicing assets at year end	$880	$1,011	$481

Note 9.    OTHER REAL ESTATE OWNED

Other real estate owned totaled $3.0 million at December 31, 2011 and consisted of $1.1 million of commercial real estate properties and $1.9 million of residential real estate properties, which are held for sale at

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2011. At December 31, 2010, other real estate owned consisted of $404,000 of commercial real estate properties and $586,000 of residential real estate properties. Other income totaling $12,000 was generated in 2011 from the rental of other real estate owned property. Other real estate owned operating expenses were $420,000, $569,000 and $69,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of the activity for other real estate owned:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$990	$3,061	$—
Additions	3,302	4,356	4,904
Write-downs	(257)	(866)	—
Proceeds from sales	(934)	(5,120)	(1,859)
(Loss) gain on sales	(93)	(441)	16

Balance at end of year	$3,008	$990	$3,061

Note 10.    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	December 31,		Estimated Useful Life
	2011	2010
	(In thousands)
Land and improvements	$487	$440	0 - 15 years
Buildings	15,953	15,371	39.5 years
Furniture and equipment	9,876	9,454	3 - 10 years
Leasehold improvements	3,844	3,882	5 - 10 years

	30,160	29,147
Accumulated depreciation and amortization	(14,658)	(14,235)

	$15,502	$14,912

Depreciation and amortization expense was $1.3 million, $1.4 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 11.    DEPOSITS

Deposits at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Demand and NOW	$338,210	$286,061
Regular savings	187,651	162,090
Money market and investment savings	283,744	227,007
Club accounts	314	272
Time deposits	516,847	543,830

	$1,326,766	$1,219,260

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Time deposits in denominations of $100,000 or more were $215.7 million and $217.3 million as of December 31, 2011 and 2010, respectively.

Contractual maturities of time deposits as of December 31, 2011 are summarized below:

(In thousands)
2012	$315,797
2013	85,671
2014	31,398
2015	39,698
2016	43,350
Thereafter	933

$516,847

Deposit accounts of officers, Directors, and other related parties aggregated $2.5 million and $3.9 million at December 31, 2011 and 2010, respectively.

A summary of interest expense by account type for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(In thousands)
Non-time deposits	$1,725	$4,064	$3,101
Time deposits	9,527	7,553	16,270

	$11,252	$11,617	$19,371

Note 12.    FEDERAL HOME LOAN BANK BORROWINGS AND STOCK

The Bank is a member of the FHLBB. At December 31, 2011 and 2010, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2011 and 2010, there were no advances outstanding under the line of credit.

Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of December 31, 2011 and 2010 are summarized below:

	2011		2010
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2012	$7,000	4.09%	$73,320	3.70%
2013	—	—	37,400	4.21
2014	8,112	3.70	63,000	4.12
2015	29,000	2.58	26,912	4.13
2016	3,000	2.70	39,000	2.95
Thereafter	18,770	3.76	21,791	3.61

	$65,882	3.22%	$261,423	3.80%

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2011, five advances totaling $30.0 million with interest rates ranging from 3.19% to 4.39% and with final maturities from 2012 to 2017 can be called within one year. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $337.8 million and $392.5 million at December 31, 2011 and 2010, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock.

At December 31, 2011, the Company had a $5.0 million letter of credit outstanding at the FHLBB for the benefit of the Connecticut State Banking Department. This letter of credit meets the collateral requirements for public deposits held by the Bank.

On June 29, 2011, the Company announced that it completed a balance sheet restructuring strategy. The Bank completed the repayment of $122.2 million of FHLBB advances with a weighted average interest rate of 4.17%. The borrowings extinguished were bullet advances with maturities in 2012 or later with rates that equaled or exceeded 3.00%. The repayment of the FHLBB advances resulted in a pre-payment penalty of $8.9 million, or $5.8 million after tax.

Note 13.    PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

The Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2005. Participants became 100% vested after five years of employment. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the plans’ change in benefit obligation, plan assets and the funded status of the pension plans and other postretirement benefits plans, using a December 31 measurement date in 2011 and 2010:

	Pension Plans			Other Post- Retirement Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$25,386	$21,842	$20,529	$2,440	$2,189	$1,753
Service cost	860	831	904	21	17	11
Interest cost	1,229	1,275	1,237	124	122	107
Plan participants’ contributions	—	—	—	30	26	26
Amendments(1)	—	455	118	—	—	(1)
Actuarial loss	5,415	1,394	(585)	45	201	406
Benefits paid	(4,402)	(411)	(361)	(129)	(115)	(113)
Curtailments	(350)	—	—	—	—	—

Benefit obligation at end of year	$28,138	$25,386	$21,842	$2,531	$2,440	$2,189

Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,401	$17,385	$13,032	$—	$—	$—
Actual return on plan assets	176	2,499	3,687	—	—	—
Employer contributions	4,607	928	1,027	100	90	88
Plan participants’ contributions	—	—	—	29	25	25
Benefits paid	(4,402)	(411)	(361)	(129)	(115)	(113)

Fair value of plan assets at end of year	$20,782	$20,401	$17,385	$—	$—	$—

Funded Status:
Funded status at end of year	$(7,356)	$(4,985)	$(4,457)	$(2,531)	$(2,440)	$(2,189)

Amounts Recognized in the Consolidated Statements of Condition:
Accrued expenses and other liabilities	$(7,356)	$(4,985)	$(4,457)	$(2,531)	$(2,440)	$(2,189)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$300	$376	$(116)	$—	$10	$28
Net loss	13,061	6,817	7,022	830	859	716

Total accumulated other comprehensive loss	13,361	7,193	6,906	830	869	744
Deferred tax asset	(4,609)	(2,451)	(2,348)	(282)	(296)	(253)

Net impact on accumulated other comprehensive loss	$8,752	$4,742	$4,558	$548	$573	$491

(1)	Includes amendments to the pension plans for the addition of four executive management personnel into the plans.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of net periodic benefit costs and other amounts recognized in accumulated other comprehensive loss for the retirement plans for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans			Other Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$860	$831	$904	$21	$17	$11
Interest cost	1,229	1,275	1,237	124	122	107
Expected return on plan assets	(1,670)	(1,459)	(1,050)	—	—	—
Amortization of net actuarial losses	569	558	956	75	59	24
Amortization of prior service (credit) cost	(16)	(37)	321	10	18	20
Settlement charge	(161)	—	—	—	—	—

Net periodic benefit cost	811	1,168	2,368	230	216	162

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net loss (gain)	6,813	354	(3,221)	46	203	404
Change in prior service (credit) cost	(92)	455	118	—	—	(1)
Amortization of net loss	(569)	(558)	(956)	(75)	(60)	(24)
Amortization of prior service cost	16	36	(321)	(10)	(18)	(19)

Total recognized in other comprehensive income (loss)	6,168	287	(4,380)	(39)	125	360

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,979	$1,455	$(2,012)	$191	$341	$522

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

	Pension Plans	Other Post- Retirement Benefits
	(In thousands)
Net actuarial losses	$1,241	$77
Prior service cost	(22)	—

Net amount recognized	$1,219	$77

Assumptions

Weighted-average assumptions used to determine pension benefit obligations at December 31,

	2011	2010
Discount rate	4.35%/4.25%(1)	5.50%/5.10%(2)
Rate of compensation increase	4.0%	4.0%

(1)	The discount rate was 4.35% for the Pension Plan and was 4.25% for the Supplemental and SERP plans with measurement dates of December 31, 2011.

(2)	The discount rate was 5.50% for the Pension Plan and was 5.10% for the Supplemental and SERP plans with measurement dates of December 31, 2010.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

	Pension Plan		Supplemental Plans and SERPs
	2011	2010	2011	2010
	(In thousands)
Projected benefit obligation	$27,073	$20,617	$1,065	$4,769
Accumulated benefit obligation	22,889	17,597	1,065	4,769
Fair value of plan assets	20,782	20,401	—	—

Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31,

	2011	2010	2009
Discount rate(1)	5.50%/5.10%	6.00%/5.55%	6.00%/6.40%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase	4.00%	4.50%	4.50%

(1)	The discount rate was 5.50% for the Pension Plan and 5.10% for the supplemental and SERP plans with measurement dates of December 31, 2011.

The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.5 million and $2.4 million as of December 31, 2011 and 2010, respectively.

The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2011, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

The expected long-term rate of return is based on the actual historical rates of return of published indices that are used to measure the plans’ target assets allocation. The historical rates are then discounted to consider fluctuations in the historical rates as well as potential changes in the investment environment.

Assumed Healthcare Trend Rates

The Company’s accumulated post-retirement benefit obligations, exclusive of pensions, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 8% at December 31, 2011. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$19	$(16)
Effect on total service and interest	308	(258)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The Company’s fair value of major categories of Pension Plan assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Asset Category
Domestic equity funds	$9,916	$—	$—	$9,916
International equity funds	2,078	—	—	2,078
Fixed income funds	207	—	—	207
Domestic bond funds	6,708	—	—	6,708
International bond funds	1,043	—	—	1,043
Real estate REIT index funds	830	—	—	830

Total	$20,782	$—	$—	$20,782

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Asset Category
Domestic equity funds	$10,574	$—	$—	$10,574
International equity funds	2,043	—	—	2,043
Fixed income funds	203	—	—	203
Domestic bond funds	5,517	—	—	5,517
International bond funds	1,029	—	—	1,029
Real estate REIT index funds	1,035	—	—	1,035

Total	$20,401	$—	$—	$20,401

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.

The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2011 targeted allocation for equity securities, debt securities, real estate and cash was 58%, 37%, 4% and 1%, respectively. At December 31, 2011 the actual allocation equaled the target for each investment category. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Contributions

The Company contributed $800,000 to the Pension Plan and $3.8 million related to the SERP and Supplemental Plans for the year ended December 31, 2011. In 2010, the Company contributed $928,000 to the Pension Plan for the year ending December 31, 2010. The Company plans to contribute $980,000 to the Pension Plan in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending December 31,	Pension Plans	Other Post- Retirement Benefits
	(In thousands)
2012	$738	$117
2013	779	126
2014	814	134
2015	899	143
2016	967	145
Years 2017-2021	6,768	795

401(k) Plan:    The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested to participants of the 401(k) Plan. For employees hired on or after January 1, 2005, the Company also will make a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined each year by the Company. The Company contributed $573,000, $509,000 and $396,000 to the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 14.    SHARE-BASED COMPENSATION

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of December 31, 2011, there were 12,286 restricted stock shares and 432,784 stock options that remain available for future grants under the Plan. There were 21,317 restricted shares and 140,819 stock option awards granted in 2011.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $625,000, with a related tax benefit recorded of $213,000, for the year ended December 31, 2011 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $63,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefits expense) was $562,000. The total charge of $625,000 includes $93,000 related to 8,140 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $775,000, with a related tax benefit recorded of $272,000, for the year ended December 31, 2010 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $311,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefits expense) was $464,000. The total charge of $775,000 includes $46,000 related to 3,717 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $827,000, with a related tax benefit recorded of $285,000, for the year ended December 31, 2009 of which Director share-based compensation expense recognized (in the consolidated statement of income as other non-interest expense) was $362,000 and officer share-based compensation expense recognized (in the consolidated statement of income as salaries and benefits expense) was $465,000. The total charge of $827,000 includes $44,000 related to 4,310 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Stock Options:

The following table presents the activity related to stock options under the Plan for the year ended December 31, 2011:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2010(1)	846,107	$8.44
Granted	140,819	9.86
Exercised	—	—
Forfeited or expired	111,480	8.38

Stock options outstanding at December 31, 2011	875,446	$8.67	6.2	$1,709

Stock options vested and exercisable at December 31, 2011	664,349	$8.72	5.4	$—

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step conversion.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the unvested stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2010(1)	195,426	$2.40
Granted	140,819	3.77
Vested	(112,230)	2.67
Forfeited, expired or canceled	(12,918)	2.51

Unvested as of December 31, 2011	211,097	$3.16

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step conversion.

The aggregate fair value of options vested was $299,000 and $392,000 for 2011 and 2010, respectively.

As of December 31, 2011, the unrecognized cost related to the stock options awarded of $513,000 will be recognized over a weighted-average period of 3.0 years.

For share-based compensation recognized for the years ended December 31, 2011, 2010 and 2009, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2011	2010	2009
Weighted per share average fair value of options granted	$3.77	$4.55	$3.05
Assumptions:
Risk-free interest rate	1.72%	1.84%	2.23%
Expected volatility	50.31%	51.54%	29.85%
Expected dividend yield	2.64%	2.31%	2.16%
Expected life of options granted	6.0 years	6.0 years	6.0 years

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

The risk-free interest rate for periods within the contractual life of the stock option is based on the average five- and seven-year U.S. Treasury Note yield curve in effect at the date of grant.

The expected dividend yield reflects an estimate of the dividends the Company expects to declare over the expected life of the options granted.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding stock options outstanding as of December 31, 2011, is as follows:

Options Outstanding				Exercisable Options
Weighted- Average Exercise Price ($)	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Shares	Weighted- Average Exercise Price ($)
$6.00 – 6.99	165,919	5.9	$6.09	130,991	$6.09
7.00 – 7.99	310,878	6.3	7.67	247,367	7.70
9.00 – 9.99	189,409	7.1	9.50	112,499	9.47
10.00 – 10.99	44,685	9.0	10.54	8,937	10.56
11.00 – 11.99	164,555	4.3	1.72	164,555	11.72

	875,446			664,339

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.

The following table presents the activity for restricted stock for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2010(1)	41,916	$7.27
Granted	21,317	9.85
Vested	(26,397)	7.77
Forfeited	(3,033)	7.35

Unvested as of December 31, 2011	33,803	$8.50

(1)	The December 31, 2010 number of shares and weighted average price have been restated to reflect an exchange rate of 1.5167 related to the Company’s second-step conversion.

The fair value of restricted shares that vested during the years ended December 31, 2011, 2010 and 2009 was $205,000, $382,000 and $494,000, respectively. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2011 was $9.85, for the year ended December 31, 2010 was $7.42 and for the year ended December 31, 2009 was $6.09.

As of December 31, 2011, there was $208,000 of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 3.1 years.

Of the remaining unvested restricted stock, 13,510 shares will vest in 2012, 9,265 shares in 2013, 6,764 shares will vest in 2014 and 4,266 shares will vest in 2015. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan:    As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2011. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2011, the outstanding balance for the loan was $2.8 million. Principal payments of $5.1 million have been made on the loan since inception.

As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the initial public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the ESOP loans is the prime rate plus one percent, or 4.25% as of December 31, 2011. As of December 31, 2011, the outstanding balance for the loan was $6.9 million. Principal payments of $180,000 have been made on the loan since inception. Dividends paid in 2011 totaling $246,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.

The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. Contributions will be $5.7 million and $10.5 million for the four year period ending 2015 and the 25 year period ending 2040, respectively.

As of December 31, 2011, there were 228 participants receiving an ESOP allocation with an aggregate eligible compensation of $13.1 million. The shares were allocated among the participants in proportion to each individual’s compensation as a percentage of the total aggregate compensation. Compensation was capped at $245,000 for 2011, as prescribed by law. The 2012 compensation cap is $245,000.

The total ESOP expense was $1.3 million, $803,000 and $928,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there were 728,490 allocated and 979,933 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $10.2 million.

Note 15.    INCOME TAXES

The components of the income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)
Current tax provision (benefit)
Federal	$(274)	$7,406	$6,177
State	114	—	—

Current	(160)	7,406	6,177

Deferred tax provision (benefit)
Federal	3,899	(674)	(1,242)
State	—	—	—

Deferred	3,899	(674)	(1,242)

Total income tax expense	$3,739	$6,732	$4,935

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,609	$5,009
Investment security losses	1,791	4,939
Pension, deferred compensation and post-retirement liabilities	3,504	2,719
Stock incentive award plan	726	575
Other	530	563

Gross deferred tax assets	12,160	13,805

Deferred tax liabilities:
Unrealized gains on securities	(1,376)	(2,172)
Other	(416)	(306)

Gross deferred tax liabilities	(1,792)	(2,478)

Net deferred tax asset	$10,368	$11,327

As of December 31, 2011, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences, and therefore, there was no valuation allowance.

Retained earnings at December 31, 2011 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2011 have not been recognized.

As of December 31, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2011, 2010 and 2009. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2008 through 2011.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2011, 2010 and 2009, a reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34.5% for the year ended December 31, 2011, 35% for the year ended December 31, 2010 and 34% for the year ended December 31, 2009 to income before income tax expense), to the provision for income taxes as reported in the statements of income is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Provision for income tax at statutory rate	$3,683	$6,644	$4,986
Increase (decrease) resulting from:
State income taxes	76	136	—
Increase in cash surrender value of bank-owned life insurance	(216)	(134)	(126)
Dividend received deduction	(55)	(89)	(76)
Tax exempt interest and disallowed interest expense	—	(5)	(11)
Excess book basis of Employee Stock Ownership Plan	153	14	40
Other, net	98	166	122

Total provision for income taxes	$3,739	$6,732	$4,935

Note 16.    COMMITMENTS AND CONTINGENCIES

Leases:    The Company leases certain of its branch offices under operating lease agreements which contain renewal options for periods up to twenty years. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.

During 2011, the Company entered into lease agreements for a de novo branch, pending regulatory approval, located in West Hartford, CT with an anticipated opening in the third quarter of 2012 and an administrative office located in Glastonbury, CT with an anticipated opening in May 2012. Additionally, the Company leased space in Hamden, CT to relocate an office of Rockville Bank Mortgage, Inc. and to establish a commercial lending loan production office.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2011:

(In thousands)
2012	$1,293
2013	1,591
2014	1,542
2015	1,548
2016	1,569
Thereafter	29,765

$37,308

Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $1.1 million, $1.0 million and $999,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2011:

(In thousands)
2012	$318
2013	318
2014	318
2015	318
2016	211

$1,483

Rental income is recorded as a reduction to occupancy and equipment expense and amounted to $353,000, $353,000 and $327,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employment and Change in Control Agreements:    On January 1, 2012, the Bank and the Company amended and restated the employment agreements and change in control agreements for four executive officers. The Bank and the Company also entered into an employment and change of control agreement with its chief executive officer effective January 3, 2011 for a three year term. All other employment and change in control agreements have an initial term of one year which is extended on each January 1st for one additional year upon written notification of the Bank’s compensation committee unless written notice is given by either party; provided, however, that no such notice by the Bank or the Company will be effective if a change of control or potential change in control has occurred prior to the date of such notice.

Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. If the Bank chooses to terminate these employment agreements for reasons other than cause, or if the officer resigns from the Bank after specified circumstances that would constitute good reason, as defined in the employment agreement, the officer would be entitled to receive a severance benefit in the amount of one and one half times the sum of his or her base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, payable in monthly installments over the employment agreement renewal period following termination. In addition, the officer will be entitled to a pro-rata portion of the annual incentive compensation potentially payable to them for the year of termination; accelerated vesting of any outstanding stock options, restricted stock or other stock awards; immediate exercisability of any such options; and deemed satisfaction of any performance-based objectives under any stock plan or other long-term incentive award. In consideration for the compensation and benefits provided under their employment agreement, the officers are prohibited from competing with the Bank and the Company during the term of the employment agreements and for a period of two years following termination of employment for any reason.

Change in Control Severance Plan:    The Bank and the Company adopted a Change in Control Severance Plan to provide benefits to eligible employees upon a change in control of the Bank or the Company. Eligible employees are those with a minimum of one year of service with the Bank as of the date of the change in control. Generally, all eligible employees, other than officers who will enter into separate employment or change in control or change in control and restrictive covenant agreements with the Bank and the Company, will be eligible to participate in the plan. Under the plan, if a change in control of the Bank or the Company occurs, eligible employees who are terminated, or who terminate employment upon the occurrence of events specified in the

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plan, within 24 months of the effective date of the change in control, will be entitled to 1/26th of the sum of the employee’s annual base salary and his or her potential annual incentive compensation for the year of termination or, if higher, his or her actual annual incentive compensation for the year prior to the year of termination, multiplied by the employee’s total years of service with the Bank. Subsidized COBRA coverage will also be made available to such employees for a period of weeks equal to the employee’s years of service with the Bank multiplied by two.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Future loan commitments	$96,188	$68,993
Undisbursed construction loans	67,141	87,544
Undisbursed home equity lines of credit	143,027	143,904
Undisbursed commercial lines of credit	81,033	60,587
Standby letters of credit	9,828	10,368
Unused checking overdraft lines of credit	89	94

	$397,306	$371,490

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2011 and 2010 compared to the FDIC’s requirements for classification as a well capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2011 and 2010:

	Actual		Required Minimum Ratios		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
December 31, 2011
Total capital to risk weighted assets	$264,700	19.0%	$111,511	8.0%	$139,389	10.0%
Tier I capital to risk weighted assets	248,270	17.8	55,760	4.0	83,640	6.0
Tier I capital to total average assets	248,270	14.3	69,495	4.0	86,868	5.0
December 31, 2010
Total capital to risk weighted assets	$167,793	12.7%	$105,530	8.0%	$131,913	10.0%
Tier I capital to risk weighted assets	153,090	11.6	52,744	4.0	79,116	6.0
Tier I capital to total average assets	153,090	9.1	67,515	4.0	84,394	5.0
Rockville Financial, Inc.:
December 31, 2011
Total capital to risk weighted assets	$355,422	25.4%	$111,812	8.0%	N/A	N/A
Tier I capital to risk weighted assets	338,992	24.2	55,939	4.0	N/A	N/A
Tier I capital to total average assets	338,992	18.9	71,820	4.0	N/A	N/A
December 31, 2010
Total capital to risk weighted assets	$181,178	13.7%	$105,566	8.0%	N/A	N/A
Tier I capital to risk weighted assets	166,475	12.6	52,765	4.0	N/A	N/A
Tier I capital to total average assets	166,475	10.4	64,090	4.0	N/A	N/A

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2011, $29.1 million was available for the payment of dividends.

The following is a reconciliation of the Company’s capital from the consolidated statements of condition to the FDIC’s regulatory capital as of December 31, 2011 and 2010:

	December 31,2011	December 31, 2010
	(In thousands)
Total capital per financial statements	$333,471	$166,428
Accumulated other comprehensive loss	6,748	1,282
Intangible assets	(1,149)	(1,149)
Servicing assets	(78)	(86)

Total Tier 1 capital	338,992	166,475
Allowance for loan and other losses includible in Tier 2 capital	16,430	14,703

Total capital per regulatory reporting	$355,422	$181,178

Note 18.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Minimum Pension Liability	Unrealized Gains on Available- For-Sale Securities	Cumulative Effect Adjustment of a Change in Accounting Principle(1)	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
December 31, 2008	$(7,702)	$3,609	$—	$(4,093)
Change	2,653	1,441	(1,034)	3,060

December 31, 2009	(5,049)	5,050	(1,034)	(1,033)
Change	(266)	17	—	(249)

December 31, 2010	(5,315)	5,067	(1,034)	(1,282)
Change	(3,985)	(1,481)	—	(5,466)

December 31, 2011	$(9,300)	$3,586	$(1,034)	$(6,748)

(1)	The effect of the adoption of FSP FAS 115-2 (ASC 320)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes other comprehensive (loss) income and the related tax effects:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income as reported	$7,092	$12,251	$9,732
Unrealized holding gain on securities available for sale	4,000	308	3,120
Reclassification adjustment for gains realized in net gain from sales of securities	(6,277)	(190)	(936)

Net unrealized (losses) gains	(2,277)	118	2,184
Income tax provision benefit (expense)	796	(101)	(743)

Net unrealized (loss) gain on securities available for sale	(1,481)	17	1,441

Benefit plans amortization	(6,129)	(412)	4,019
Income tax provision benefit (expense)	2,144	146	(1,366)

Net benefit plans amortization	(3,985)	(266)	2,653

Other comprehensive (loss) income, net of tax	(5,466)	(249)	4,094

Total comprehensive income	$1,626	$12,002	$13,826

Note 19.    PARENT COMPANY FINANCIAL INFORMATION

The following represents the Company’s condensed statements of condition as of December 31, 2011 and 2010 and condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 which should be read in conjunction with the consolidated financial statements and related notes:

Condensed Statements of Condition

	December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$80,252	$5,477
Accrued interest receivable	—	1
Deferred tax asset-net	36	32
Investment in Rockville Bank	242,748	153,043
Due from Rockville Bank	6,189	5,668
Other assets	5,749	2,431

Total Assets	$334,974	$166,652

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$1,503	$224
Stockholders’ equity	333,471	166,428

Total Liabilities and Stockholders’ Equity	$334,974	$166,652

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Income

	For the Years ended December 31,
	2011	2010	2009
	(In thousands)
Interest and dividend income:
Interest on investments	$8	$16	$46

Net interest income	8	16	46

Non-interest income	51	123	—
Non-interest expenses:
Contribution to Rockville Bank Foundation, Inc.	5,041	—	—
General and administrative	1,083	519	512

Total non-interest expense	6,124	519	512

Loss before tax benefit and equity in undistributed net income of Rockville Bank	(6,065)	(380)	(466)
Income tax benefit	1,960	78	157

Loss before equity in undistributed net income of Rockville Bank	(4,105)	(302)	(309)
Equity in undistributed net income of Rockville Bank	11,197	12,553	10,041

Net income	$7,092	$12,251	$9,732

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$7,092	$12,251	$9,732

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	625	775	827
Amortization of ESOP expense	1,279	803	928
Undistributed income of Rockville Bank	(11,197)	(12,553)	(10,041)
Deferred tax provision	(4)	(9)	(5)
Net change in:
Accrued interest receivable	1	—	4
Due from Rockville Bank	(521)	(666)	(704)
Other assets	(3,318)	(707)	910
Accrued expenses and other liabilities	1,281	34	22

Net cash (used in) provided by operating activities	(4,762)	(72)	1,673

Cash flows from investing activities:
Dividend from Rockville Bank	—	5,000	—
Capital investment in Rockville Bank	(83,976)	—	—

Net cash (used in) provided by investing activities	(83,976)	5,000	—

Cash flows from financing activities:
Proceeds from stock offering, net of expenses	168,044	—	—
Cancellation of Rockville Financial MHC, Inc. shares	9,685	—	—
Acquisition of common stock	(7,071)	—	(198)
Cancellation of shares for tax withholding	(93)	(46)	(44)
Cash dividends paid on common stock	(7,030)	(4,534)	(3,688)
Fractional shares distribution	(22)	—	—

Net cash provided by (used in) financing activities	163,513	(4,580)	(3,930)

Net increase (decrease) in cash and cash equivalents	74,775	348	(2,257)
Cash and cash equivalents — beginning of period	5,477	5,129	7,386

Cash and cash equivalents — end of year	$80,252	$5,477	$5,129

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,606	$9,600	$4,401

As of December 31, 2011 and 2010, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 20.    SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED):

The following table presents quarterly financial information of the Company for the years ended December 31, 2011 and 2010:

	For the three months ended,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except per share data)
Interest and dividend income	$18,794	$19,125	$18,932	$18,729	$19,069	$19,069	$18,620	$18,941
Interest expense	3,214	3,761	5,162	5,334	5,641	5,516	5,461	5,543

Net interest income	15,580	15,364	13,770	13,395	13,428	13,553	13,159	13,398
Provision for loan losses	761	754	754	752	995	1,302	909	903

Net interest income after provision for loan losses	14,819	14,610	13,016	12,643	12,433	12,251	12,250	12,495
Non-interest income(2)	3,040	2,212	7,819	1,688	2,606	2,746	2,365	1,687
Other non-interest expense(3)	11,768	10,596	20,708	15,944	10,947	9,876	9,392	9,635

Income (loss) before income taxes	6,091	6,226	127	(1,613)	4,092	5,121	5,223	4,547
Provision (benefit) for income taxes	2,103	2,143	84	(591)	1,418	1,862	1,759	1,693

Net income (loss)	$3,988	$4,083	$43	$(1,022)	$2,674	$3,259	$3,464	$2,854

Basic and diluted earnings per share(1)	$0.14	$0.14	$0.00	$(0.03)	$0.09	$0.12	$0.13	$0.10
Stock Price (per share):
High	$10.51	$10.54	$10.50	$10.87	$8.22	$8.51	$8.33	$8.19
Low	$9.31	$8.89	$9.38	$8.09	$6.92	$7.03	$6.92	$5.82

(1)	Earnings per share data related to periods prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).

(2)	In the second quarter of 2011, non-interest income included a pretax gain of $6.2 million from the sale of available for sale securities. In 2011, quarterly gains of loans held for sale were $59,000, $405,000 and $1,251,000 in the first, third and fourth quarters, respectively. There were no sales in the second quarter of 2011. In 2010, quarterly gains of loans held for sale were $159,000, $364,000, $669,000 and $554,000 for the first quarter through the fourth quarter, respectively.

(3)	In the first quarter of 2011, the Company contributed $5.0 million to the Rockville Bank Foundation, Inc. In the first six months of 2011, salary and benefits expense increased $2.7 million from the same period of 2010 due to the rebuilding, strengthening and expanding key bank functions in preparation for planned growth following the Company’s second-step conversion in March 2011. Also in the second quarter of 2011, the Company incurred an $8.9 million prepayment penalty of the extinguishment of $122.2 million of FHLBB advances. In the fourth quarter of 2010, increases in salaries and benefits expense of $495,000 due to additional bonus option and restricted stock expense, professional fees of $293,000, due to regulatory compliance reviews and marketing and promotions expense of $285,000 resulting from additional marketing promotions were noted over the prior quarter.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 21.    SUBSEQUENT EVENTS

On February 16, 2012, Rockville Financial, Inc. (the “Company”), the parent company of Rockville Bank (the “Bank”), announced that the Bank will be consolidating its Big-Y East Windsor branch into its full-service branch located in East Windsor, Connecticut, subject to Connecticut State Department of Banking approval. The Company issued a press release regarding the matters described above.

On March 2, 2012, the Board of Directors of the Company approved a stock repurchase program. Under this plan, the Company may repurchase up to 2,951,250 shares, or 10% of the current outstanding shares, from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. This amount is in conformance with Federal Reserve Bank of Boston guidelines for stock repurchases. The Federal Reserve Bank of Boston did not object to the stock repurchase program.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 65.

Item 9B.    Other Information

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

Item 11.    Executive Compensation

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2012 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2011.

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

3.	Exhibits:

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)
3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)
10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.3	Rockville Financial, Inc., the Bank and Christopher E. Buchholz Retirement Agreement and Release (the “Agreement”) as of June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on July 11, 2011)
10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (replaces former Exhibits 10.4, 10.4.1 and 10.4.3) (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))
10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))
10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))
10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)
10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)
10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)
21.	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements filed herewith*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ William H.W. Crawford, IV
William H.W. Crawford, IV
President, Chief Executive Officer
and Director

and

By:	/s/ John T. Lund
John T. Lund
Executive Vice President, Chief
Financial Officer and Treasurer

Date: March 15, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV William H.W. Crawford, IV	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ John T. Lund John T. Lund	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 15, 2012

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 15, 2012

/s/ David A. Engelson David A. Engelson	Director	March 15, 2012

/s/ Pamela J. Guenard Pamela J. Guenard	Director	March 15, 2012

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Director	March 15, 2012

/s/ Kristen A. Johnson Kristen A. Johnson	Director	March 15, 2012

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 15, 2012

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 15, 2012

/s/ Thomas S. Mason Thomas S. Mason	Director	March 15, 2012

/s/ William J. McGurk William J. McGurk	Director	March 15, 2012

/s/ Peter F. Olson Peter F. Olson	Director	March 15, 2012

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 15, 2012

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 15, 2012