Form 10-Q
period 2012-03-31
Rockville Financial, Inc. /CT/
filed 2012-05-10
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

Commission File Number: 001-35028

ROCKVILLE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

(860) 291-3600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☑

As of May 1, 2012, there were 28,583,866 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

 Item 1 - Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

(In Thousands, Except Share Data)

(Unaudited)

	$1,855,154200	$1,855,154200
	March 31, 2012	December 31, 2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$15,303	$40,677
Short-term investments	24,549	308

Total cash and cash equivalents	39,852	40,985

AVAILABLE FOR SALE SECURITIES—At fair value	195,501	151,237
HELD TO MATURITY SECURITIES—At amortized cost	8,603	9,506
LOANS RECEIVABLE (Net of allowance for loan losses of $16,527 at March 31, 2012 and $16,025 at December 31, 2011)	1,496,286	1,457,398
FEDERAL HOME LOAN BANK STOCK	15,867	17,007
ACCRUED INTEREST RECEIVABLE	4,624	4,089
DEFERRED TAX ASSET	10,590	10,368
BANK PREMISES AND EQUIPMENT—Net	16,082	15,502
GOODWILL	1,070	1,149
CASH SURRENDER VALUE OF BANK—OWNED LIFE INSURANCE	56,388	31,082
OTHER REAL ESTATE OWNED	2,746	3,008
PREPAID FDIC ASSESSMENTS	2,805	3,034
CURRENT FEDERAL TAX RECEIVABLE	612	2,848
OTHER ASSETS	4,128	2,659

	$1,855,154	$1,749,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
DEPOSITS:
Non-interest-bearing	$216,567	$206,416
Interest-bearing	1,165,702	1,120,350

Total deposits	1,382,269	1,326,766

MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	3,217	5,852
ADVANCES FROM THE FEDERAL HOME LOAN BANK	125,876	65,882
ACCRUED EXPENSES AND OTHER LIABILITIES	16,142	17,901

Total liabilities	1,527,504	1,416,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011)	-	-
Common stock (no par value; 60,000,000 shares authorized; 29,511,623 and 29,514,468 shares issued and 28,863,723 and 29,514,468 outstanding at March 31, 2012 and December 31, 2011, respectively)	243,776	243,776
Additional paid in capital	15,332	15,189
Unearned compensation - ESOP	(9,166)	(9,453)
Retained earnings	92,201	90,707
Accumulated other comprehensive loss, net of tax	(6,867)	(6,748)
Treasury stock, at cost (647,900 and 0 shares at March 31, 2012 and December 31, 2011, respectively)	(7,626)	-

Total stockholders’ equity	327,650	333,471

	$1,855,154	$1,749,872

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans	$17,564	$17,535
Securities-interest	1,306	1,049
Securities-dividends	44	130
Interest-bearing deposits	11	15

Total interest and dividend income	18,925	18,729

INTEREST EXPENSE:
Deposits	2,251	2,911
Borrowed funds	548	2,423

Total interest expense	2,799	5,334

Net-interest income	16,126	13,395
PROVISION FOR LOAN LOSSES	704	752

Net interest income after provision for loan losses	15,422	12,643

NON-INTEREST INCOME:
Other-than-temporary impairment of securities	-	(29)
Service charges and fees	1,826	1,596
Net gain from sale of securities	3	-
Net gain from sales of loans	525	59
Other income	316	62

Total non-interest income	2,670	1,688

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,123	5,671
Service bureau fees	1,057	1,059
Occupancy and equipment	1,065	1,166
Professional fees	718	684
Marketing and promotions	114	324
FDIC assessments	305	514
Other real estate owned	281	59
Contribution to Rockville Bank Foundation, Inc.	-	5,043
Other	1,680	1,424

Total non-interest expense	12,343	15,944

INCOME (LOSS) BEFORE INCOME TAXES	5,749	(1,613)

PROVISION (BENEFIT) FOR INCOME TAXES	1,894	(591)

NET INCOME (LOSS)	$3,855	$(1,022)

NET INCOME (LOSS) PER SHARE
Basic	$0.13	$(0.04)
Diluted	$0.13	$(0.04)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	28,560,110	29,049,681
Diluted	28,728,761	29,049,681

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands, Except Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

NET INCOME (LOSS)	$3,855	$(1,022)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gains on securities:
Unrealized holding (losses) gains on available for sale securities	(504)	1,133
Reclassification adjustment for (gains) losses realized in income	(3)	29

Net unrealized (losses) gains	(507)	1,162
Tax effect	178	(407)

Net-of-tax amount	(329)	755

Defined benefit pension plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	(5)	(12)
Gains arising during the period	310	159

Change in gains or losses and prior service costs or credits	305	147
Tax effect	(108)	(51)

Net-of-tax amount - pension plans	197	96

Postretirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	-	2
Gains arising during the period	20	19

Change in gains or losses and prior service costs or credits	20	21
Tax effect	(7)	(7)

Net-of-tax amount - postretirement plans	13	14

Net-of-tax amount - pension & postretirement plans	210	110

Total other comprehensive (loss) income	(119)	865

Comprehensive income (loss)	$3,736	$(157)

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, Except Share Data)

(Unaudited)

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Treasury Stock		Stockholders’

	Shares	Amount	Capital	on ESOP	Earnings	Loss	Shares	Amount	Equity

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	-	$-	$333,471

Net income	-	-	-	-	3,855	-	-	-	3,855

Other comprehensive loss	-	-	-	-	-	(119)	-	-	(119)

Share-based compensation expense	-	-	100	-	-	-	-	-	100

ESOP shares released or committed to be released	-	-	75	287	-	-	-	-	362

Cancellation of shares for tax withholding	(2,845)	-	(32)	-	-	-	-	-	(32)

Treasury stock purchased	-	-	-	-	-	-	647,900	(7,626)	(7,626)

Dividends paid ($0.08 per common share)	-	-	-	-	(2,361)	-	-	-	(2,361)

Balance at March 31, 2012	29,511,623	$243,776	$15,332	$(9,166)	$92,201	$(6,867)	647,900	$(7,626)	$327,650

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,855	$(1,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	86	-
Share-based compensation expense	100	112
Amortization of ESOP expense	362	323
Provision for loan losses	704	752
Net gain from sales of securities	(3)	-
Other-than-temporary impairment of securities	-	29
Loans originated for sale	(17,533)	(4,971)
Proceeds from sales of loans	17,533	4,977
(Gain) Loss on sale of OREO	(10)	32
Write-downs of OREO	183	-
Depreciation and amortization	319	340
Loss of disposal of equipment	-	2
Deferred income tax benefit	(160)	(383)
Increase in cash surrender value of bank-owned life insurance	(306)	(92)
Net change in:
Deferred loan fees and premiums	124	(96)
Accrued interest receivable	(535)	(494)
Prepaid FDIC assessment	229	473
Other assets	846	68
Accrued expenses and other liabilities	(1,436)	(11,589)

Net cash provided by (used in) operating activities	4,358	(11,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,984	-
Proceeds from calls and maturities of available for sale securities	2,400	-
Principal payments on available for sale mortgage-backed securities	7,901	4,800
Purchases of available for sale securities	(58,150)	(4,850)
Principal payments on held to maturity securities	915	1,442
Proceeds from redemption of FHLBB stock	1,140	-
Proceeds from sale of OREO	574	426
Purchase of bank-owned life insurance	(25,000)	-
Loan originations, net of principal payments	(40,201)	(7,665)
Purchases of premises and equipment	(899)	(171)

Net cash used in investing activities	(108,336)	(6,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non-interest-bearing deposits	10,151	6,290
Net increase in interest-bearing deposits	45,352	33,181
Net decrease in mortgagors’ and investors’ escrow accounts	(2,635)	(2,636)
Net increase in short-term FHLBB advances	60,000	-
Repayment of long-term FHLBB advances	(4)	(10,005)
Common stock repurchased	(7,626)	-
Common stock purchase by ESOP	-	(7,071)
Proceeds from stock offering, net of offering costs	-	168,044
Fractional shares paid	-	(22)
Cancellation of shares for tax w ithholding	(32)	(43)
Cash dividend paid on common stock	(2,361)	(1,225)

Net cash provided by financing activities	102,845	186,513

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,133)	168,956

CASH AND CASH EQUIVALENTS - Beginning of period	40,985	60,708

CASH AND CASH EQUIVALENTS - End of period	$39,852	$229,664

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Concluded

(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,756	$5,350
Income Taxes	66	200
Transfer of loans to other real estate owned	485	184
Cancellation of Rockville Financial MHC, Inc. shares	-	9,685
Due to broker	-	46,720
Due on common stock repurchases	1,076	-

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

In connection with the 2011 Plan, the Company contributed additional funds to Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation received $5.0 million, or 3.0%, of the net proceeds of the stock conversion offering.

The conversion was accounted for as a reorganization with no change to the historical basis of Rockville Financial, Inc.’s assets, liabilities, and equity.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim consolidated financial statements should be read in conjunction with the Company’s 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2.   Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands, except share data)

Net income (loss) available to common stockholders	$3,855	$(1,022)

Weighted-average common shares outstanding	29,514,468	29,388,247
Plus: average number of restricted shares	102,164	68,119

Adjusted weighted average common shares outstanding	29,616,632	29,456,366
Less: average number of treasury shares	(87,687)	-
Less: average number of unvested ESOP award shares	(968,835)	(406,685)

Weighted-average basic shares outstanding	28,560,110	29,049,681
Dilutive effect of stock options	168,651	-

Weighted-average diluted shares	28,728,761	29,049,681

Earnings (loss) per share:
Basic	$0.13	$(0.04)
Diluted	$0.13	$(0.04)

For the quarters ended March 31, 2012 and 2011, respectively, 545,653 and 890,792 options were anti-dilutive and therefore excluded from the earnings per share calculation. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. For the quarters ended March 31, 2012 and 2011, respectively, unvested restricted shares were included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. The Company’s common stock equivalents relate solely to stock options issued and outstanding. For the quarter ended March 31, 2012, options to purchase 545,653 of common stock at exercise prices ranging from $9.41 to $11.72 were not considered in the computation of potential common shares for the purpose of diluted EPS.

3.   Recent Accounting Pronouncements

Fair Value Measurement (Topic 820): In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in the Update are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and to explain how to measure fair value. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220): In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and transparency of financial reporting. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income

in ASU No. 2011-05, to allow the FASB time to discuss adoption. The Company included Consolidated Statements of Comprehensive Income as part of these consolidated financial statements.

Intangibles-Goodwill and Other (Topic 350): In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than the carrying amount. The amendments are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

4.   Fair Value Measurements

The Company groups its assets and liabilities generally measured or disclosed at fair value in three levels based upon a three-tier hierarchy based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. The fair value hierarchy is as follows:

Level 1:	Quoted prices are available in active markets for identical investments as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:

Pricing inputs are observable for assets and liabilities, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:

Pricing inputs are unobservable for assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset and liability is based on the lowest level of input that is significant to the fair value of the asset and liability.

Items Measured at Fair Value on a Recurring Basis: The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis. There were no liabilities recorded at fair value on a recurring basis.

Available for Sale Securities: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. government agency obligations, U.S. government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.

Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves.

Assets Recorded at Fair Value on a Recurring Basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

		(In thousands)
March 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$15,097	$-	$15,097	$-
Government-sponsored residential mortgage-backed securities	102,580	-	102,580	-
Government-sponsored residential collateralized-debt obligations	20,232	-	20,232	-
Corporate debt securities	12,376	-	11,219	1,157
Obligations of states and political subdivisions	41,943	-	41,943	-
Marketable equity securities	3,273	3,200	-	73

Total	$195,501	$3,200	$191,071	$1,230

December 31, 2011
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$17,543	$-	$17,543	$-
Government-sponsored residential mortgage-backed securities	110,195	-	110,195	-
Government-sponsored residential collateralized-debt obligations	15,950	-	15,950	-
Corporate debt securities	4,300	-	3,083	1,217
Marketable equity securities	3,249	3,176	-	73

Total	$151,237	$3,176	$146,771	$1,290

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	$xxx.x	$xxx.x
	Three Months Ended March 31,
	2012	2011
	(In thousands)

Balance at beginning of year	$1,290	$73
Total gains (losses):
Included in other comprehensive income (loss)	(60)	-

Balance at end of period	$1,230	$73

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

The following table presents the Company’s assets measured at fair value on a non-recurring basis at March 31, 2012 and the year ended December 31, 2011 and losses for the three months ended March 31, 2012 and 2011:

Assets Recorded at Fair Value on a Non-Recurring Basis:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Losses for the Three Months Ended March 31, 2012	Total Losses for the Three Months Ended March 31, 2011

				(In thousands	)
March 31, 2012
Impaired loans	$838	$-	$-	$838		$210	$-
Other real estate owned	2,746	-	-	2,746		183	-

Total	$3,584	$-	$-	$3,584		$393	$-

December 31, 2011
Impaired loans	$914	$-	$-	$914		$-	$308
Other real estate owned	3,008	-	-	3,008		-	-

Total	$3,922	$-	$-	$3,922		$-	$308

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at March 31, 2012 or December 31, 2011.

As of March 31, 2012 and December 31, 2011, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value

	Value	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2012
Financial assets:
Cash and cash equivalents	$39,852	$39,852	$-	$-	$39,852
Available for sale securities	195,501	3,200	191,071	1,230	195,501
Held to maturity securities	8,603	-	9,424	-	9,424
Loans receivable-net	1,496,286	-	-	1,540,735	1,540,735
FHLBB stock	15,867	-	-	15,867	15,867
Accrued interest receivable	4,624	-	-	4,624	4,624

Financial liabilities:
Deposits	1,382,269	-	-	1,367,654	1,367,654
Mortgagors’ and investors’ escrow accounts	3,217	-	-	3,217	3,217
Advances from FHLBB	125,876	-	-	131,185	131,185

December 31, 2011
Financial assets:
Cash and cash equivalents	40,985	40,985	-	-	40,985
Available for sale securities	151,237	3,176	146,771	1,290	151,237
Held to maturity securities	9,506	-	10,380	-	10,380
Loans receivable-net	1,457,398	-	-	1,502,271	1,502,271
FHLBB stock	17,007	-	-	17,007	17,007
Accrued interest receivable	4,089	-	-	4,089	4,089

Financial liabilities:
Deposits	1,326,766	-	-	1,334,306	1,334,306
Mortgagors’ and investors’ escrow accounts	5,852	-	-	5,852	5,852
Advances from FHLBB	65,882	-	-	70,994	70,994

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

5.   Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at March 31, 2012 and December 31, 2011 are as follows:

	$XXXX,XX	$XXXX,XX	$XXXX,XX	$XXXX,XX
		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

	(In thousands)
March 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$14,805	$292	$-	$15,097
Government-sponsored residential mortgage-backed securities	97,825	4,756	1	102,580
Government-sponsored residential collateralized debt obligations	20,082	173	23	20,232
Corporate debt securities	13,686	376	1,686	12,376
Obligations of states and political subdivisions	42,6482	5	710	41,943

Total debt securities	189,046	5,602	2,420	192,228

Marketable equity securities, by sector:
Banks	68	6	-	74
Industrial	109	48	-	157
Mutual funds	2,7262	123	-	2,849
Oil and gas	131	62	-	193

Total marketable equity securities	3,034	239	-	3,273

Total available for sale securities	$192,080	$5,841	$2,420	$195,501

Held to maturity:
Government-sponsored residential mortgage-backed securities	$8,603	$821	$-	$9,424

December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$17,207	$336	$-	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	12	110,196
Government-sponsored residential collateralized debt obligations	15,795	155	1	15,949
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	-	74
Industrial	109	31	-	140
Mutual funds	2,715	129	-	2,844
Oil and gas	131	60	-	191

Total marketable equity securities	3,023	226	-	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$-	$10,380

At March 31, 2012, the net unrealized gain on securities available for sale of $3.4 million, net of income taxes of $1.2 million, or $2.2 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Maturity:
Within 1 year	$599	$603	$-	$-
After 1 year through 5 years	18,560	19,095	-	-
After 5 years through 10 years	9,332	9,315	-	-
After 10 years	42,648	40,403	-	-

	71,139	69,416	-	-

Mortgage-backed securities	117,907	122,812	8,603	9,424

Total debt securities	$189,046	$192,228	$8,603	$9,424

At March 31, 2012, the Company had no encumbered securities.

As of March 31, 2012, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

There were no obligations of states and political subdivisions at December 31, 2011. The following table presents estimated fair value of obligations of states and political subdivision bonds relative to the geographic exposure at March 31, 2012:

		At March 31, 2012 Revenue Bond
State	General Obligation Bond	College & University	Fuel Sales Tax	Building Development	Airport	Sales Tax	Water/ Sewer	Total Revenue Obligations	Total Obligations	Percentage of Total

	(Dollars in thousands)

Arkansas	$1,179	$-	$-	$-	$-	$-	$-	$-	$1,179	2.8%
Arizona	266	-	-	-	-	-	-	-	266	0.6
California	4,412	2,241	-	-	1,643	-	-	3,884	8,296	19.8
Connecticut	338	2,290	-	-	-	-	-	2,290	2,628	6.3
Florida	2,164	-	-	401	-	-	-	401	2,565	6.1
Illinois	1,273	-	-	-	-	-	-	-	1,273	3.0
Louisiana	1,146	-	-	-	-	-	-	-	1,146	2.7
Massachusetts	-	575	-	-	-	-	-	575	575	1.4
Maine	-	-	1,908	-	-	-	-	1,908	1,908	4.5
Minnesota	1,207	-	-	-	-	-	-	-	1,207	2.9
Nevada	-	-	-	-	2,263	-	-	2,263	2,263	5.4
New York	-	-	-	3,046	-	-	-	3,046	3,046	7.3
Oregon	-	-	-	-	-	-	2,274	2,274	2,274	5.4
Pennsylvania	-	-	-	-	-	-	1,545	1,545	1,545	3.7
South Carolina	-	-	-	-	-	-	823	823	823	2.0
Texas	3,374	2,267	-	-	-	-	-	2,267	5,641	13.4
Utah	-	-	-	-	-	570	-	570	570	1.4
Washington	1,426	-	-	-	-	-	3,312	3,312	4,738	11.3

	$16,785	$7,373	$1,908	$3,447	$3,906	$570	$7,954	$25,158	$41,943	100.0%

The Company’s investment committee reviews state exposure on an ongoing basis. Of the $16.8 million general obligation bonds, $10.8 million are obligations of political subdivisions of the respective state.

The following table presents the types and estimated fair values of the Company’s municipal bonds based on underlying credit ratings by one or more Nationally Recognized Statistical Rating Organizations (“NRSRO”) at March 31, 2012:

State	Aaa (1)	Aa1 (2)	Aa2 (3)	Aa3m (4)	A2 (5)	Total	Percentage of Total

		(Dollars in thousands)

Arkansas	$-	$-	$-	$1,179	$-	$1,179	2.8%
Arizona	-	-	266	-	-	266	0.6
California	-	4,480	2,173	1,643	-	8,296	19.8
Connecticut	-	338	-	2,290	-	2,628	6.3
Florida	401	2,164	-	-	-	2,565	6.1
Illinois	-	-	-	1,273	-	1,273	3.0
Louisiana	-	-	1,146	-	-	1,146	2.7
Massachusetts	-	-	-	575	-	575	1.4
Maine	-	-	1,908	-	-	1,908	4.5
Minnesota	-	1,207	-	-	-	1,207	2.9
Nevada	-	-	2,263	-	-	2,263	5.4
New York	2,650	-	-	396	-	3,046	7.3
Oregon	-	-	-	2,274	-	2,274	5.4
Pennsylvania	-	-	-	1,545	-	1,545	3.7
South Carolina	-	823	-	-	-	823	2.0
Texas	4,539	-	-	-	1,102	5,641	13.4
Utah	-	-	570	-	-	570	1.4
Washington	-	2,549	2,189	-	-	4,738	11.3

Total	$7,590	$11,561	$10,515	$11,175	$1,102	$41,943	100.0%

Percentage of total	18.1%	27.6%	25.1%	26.6%	2.6%	100.0%
Cumulative percentage of total	18.1%	45.7%	70.8%	97.4%	100.0%

(1) Includes S&P AAA rated securities

(2) Includes S&P AA+ rated securities

(3) Includes S&P AA rated securities

(4) Includes S&P AA- rated securities

(5) Includes S&P A rated securities

During the three months ended March 31, 2012, the Company purchased bond obligations of states and political subdivisions. The management investment subcommittee under the direction of the ALCO committee approved various conditions including the requirement that underlying ratings be Aa3 or higher. Generally, the Company does not utilize enhanced NRSROs, which represent insurance enhancements to meet conditions. At March 31, 2012, one security with an underlying rating of A2 was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table shows the Company’s premiums and discounts at March 31, 2012 and December 31, 2011:

	Par Value	Unamortized Premium	Unaccreted Discount	Amortized Cost

		(In thousands)
March 31, 2012
Available for sale
Debt securities:
U.S. Government and government-sponsored ent erprise obiligations	$14,800	$30	$(25)	$14,805
Government-sponsored residential mortgage-backed securities	97,064	1,002	(241)	97,825
Government-sponsored residential collaterialized debt obligations	19,632	450	-	20,082
Corporate debt securities	15,054	-	(1,368)	13,686
Obligations of states and political subdivisions	37,270	5,378	-	42,648

Total debt securities	183,820	6,860	(1,634)	189,046

Marketable equity securities	3,034	-	-	3,034

Total available for sale securities	$186,854	$6,860	$(1,634)	$192,080

Held to maturity
Government-sponsored residential mortgage-backed securities	$8,714	$-	$(111)	$8,603

December 31, 2011
Available for sale
Debt securities:
U.S. Government and government-sponsored enterprise obiligations	$17,200	$33	$(26)	$17,207
Government-sponsored residential mortgage-backed securities	104,503	1,117	(258)	105,362
Government-sponsored residential collaterialized debt obligations	15,395	400	-	15,795
Corporate debt securities	6,017	-	(95)	5,922

Total debt securities	143,115	1,550	(379)	144,286

Marketable equity securities	3,023	-	-	3,023

Total available for sale securities	$146,138	$1,550	$(379)	$147,309

Held to maturity
Government-sponsored residential mortgage-backed securities	$9,629	$-	$(123)	$9,506

During the three months ended March 31, 2012, the Company recognized premium amortization, net of accretion of $86,000, which is an adjustment to the yield of its investment securities.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

			(In thousands)
March 31, 2012
Available for sale:
Government-sponsored residential mortgage-backed securities	$-	$-	$41	$1	$41	$1
Government-sponsored residential collateralized debt obligations	4,747	23	-	-	4,747	23
Corporate debt securities	-	-	1,157	1,686	1,157	1,686
Obligations of states and political subdivisions	37,763	710	-	-	37,763	710

Total	$42,510	$733	$1,198	$1,687	$43,708	$2,420

December 31, 2011
Available for sale:
Government-sponsored residential mortgage-backed securities	$5,040	$12	$-	$-	$5,040	$12
Government-sponsored residential collateralized debt obligations	1,890	1	-	-	1,890	1
Corporate debt securities	-	-	1,217	1,625	1,217	1,625

Total	$6,930	$13	$1,217	$1,625	$8,147	$1,638

Of the securities summarized above as of March 31, 2012, 27 issues had unrealized losses for less than twelve months and 3 issues had an unrealized loss for twelve months or more. As of December 31, 2011, 4 issues had unrealized losses for less than twelve months and 1 issue had losses for twelve months or more.

U.S. Government and government-sponsored enterprises and Mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Obligations of states and political subdivisions. The unrealized losses on the Company’s Obligations of states and political subdivisions were caused by increases in the rate spread to comparable securities as well as the method of the independent pricing service the Company utilizes to obtain market values. Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities’ relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves. At March 31, 2012, the Company’s obligations of states and political subdivisions did not have any changes from the purchase date in the underlying credit ratings assigned by NRSROs. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Corporate debt securities. The unrealized losses on corporate debt securities related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to three month LIBOR and market spreads on similar securities have increased. The yield on this security is 0.87% at March 31, 2012 versus a coupon rate at purchase of 5.27%. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this investment will suffer from any credit related losses. Because the Company does not intend to sell the investment and it is not probable that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

6.   Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate loans:
Residential	$675,498	$680,702
Commercial	610,561	593,867
Construction	51,935	50,654

Total real estate loans	1,337,994	1,325,223

Commercial business loans	170,576	143,475
Installment loans	1,957	2,273
Collateral loans	1,916	1,958

Total loans	1,512,443	1,472,929

Net deferred loan costs and premiums	370	494
Allowance for loan losses	(16,527)	(16,025)

Loans - net	$1,496,286	$1,457,398

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and collateral loans as follows:

Loans rated 1 – 5: Loans in these categories are considered “pass” rated loans with low to average risk.

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

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Risk Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at March 31, 2012 and December 31, 2011.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
			(In thousands)
March 31, 2012

Loans rated 1-5	$662,824	$576,638	$44,258	$161,012	$3,838
Loans rated 6	1,947	14,925	5,071	3,097	-
Loans rated 7	10,727	18,998	2,606	6,467	35
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-

	$675,498	$610,561	$51,935	$170,576	$3,873

December 31, 2011

Loans rated 1-5	$668,630	$566,160	$44,016	$135,212	$4,189
Loans rated 6	2,152	15,256	4,961	5,353	-
Loans rated 7	9,920	12,451	1,677	2,910	42
Loans rated 8	-	-	-	-	-
Loans rated 9	-	-	-	-	-

	$680,702	$593,867	$50,654	$143,475	$4,231

Changes in the allowance for loan losses for the periods ended March 31, 2012 and 2011 are as follows:

Three Months ended March 31, 2012	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total

				(In thousands)

Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Provision for loan losses	508	167	(57)	419	13	(346)	704

Loans charged off	(236)	-	-	(2)	(20)	-	(258)

Recoveries of loans previously charged off	5	-	-	46	5	-	56

Balance, end of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527

Three Months ended March 31, 2011

Balance, beginning of period	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312

Provision for loan losses	231	147	4	129	5	236	752

Loans charged off	(80)	-	-	-	(8)	-	(88)

Recoveries of loans previously charged off	47	-	-	1	2	-	50

Balance, end of period	$4,886	$5,616	$1,657	$2,426	$80	$361	$15,026

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2012 and December 31, 2011 follows:

					Installment
	Residential	Commercial		Commercial	and
March 31, 2012	Real Estate	Real Estate	Construction	Business	Collateral	Unallocated	Total

				(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$170	$-	$-	$-	$-	$-	$170

Amount of allowance for loan losses for loans not deemed to be impaired	5,178	6,861	1,229	2,978	47	64	16,357

Loans deemed to be impaired	9,339	1,561	1,006	1,715	34	-	13,655

Loans not deemed to be impaired	666,159	609,000	50,929	168,861	3,839	-	1,498,788

December 31, 2011

Amount of allowance for loan losses for loans deemed to be impaired	$148	$-	$-	$-	$-	$-	$148

Amount of allowance for loan losses for loans not deemed to be impaired	4,923	6,694	1,286	2,515	49	410	15,877

Loans deemed to be impaired	9,002	1,044	1,099	1,436	29	-	12,610

Loans not deemed to be impaired	671,700	592,823	49,555	142,039	4,202	-	1,460,319

The following is a summary of past due and non-accrual loans at March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days of More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual

			(In thousands)
March 31, 2012
Real estate loans:
Residential	$6,529	$2,590	$4,873	$13,992	$-	$9,339
Commercial	507	509	562	1,578	-	1,561
Construction	408	-	-	408	-	1,006
Commercial business loans	500	-	447	947	-	1,715
Installment and collateral	13	4	30	47	-	34

Total	$7,957	$3,103	$5,912	$16,972	$-	$13,655

December 31, 2011
Real estate loans:
Residential	$6,655	$2,679	$4,759	$14,093	$-	$9,003
Commercial	109	257	196	562	-	806
Construction	-	191	93	284	-	1,099
Commercial business loans	133	200	433	766	-	1,673
Installment and collateral	5	42	-	47	-	29

Total	$6,902	$3,369	$5,481	$15,752	$-	$12,610

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

			(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,195	$8,195	$-	$7,792	$7,792	$-
Commercial	1,561	1,561	-	1,044	1,044	-
Construction	1,006	1,006	-	1,099	1,099	-
Commercial business loans	1,715	1,715	-	1,436	1,436	-
Installment and collateral loans	34	34	-	29	29	-

Total	12,511	12,511	-	11,400	11,400	-

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,144	1,144	170	1,210	1,210	148
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Installment and collateral loans	-	-	-	-	-	-

Total	1,144	1,144	170	1,210	1,210	148

Total	$13,655	$13,655	$170	$12,610	$12,610	$148

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended March 31, 2012 and 2011.

	For the Three Months			For the Three Months
	Ended March 31, 2012			Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis

			(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,095	$76	$76	$4,836	$51	$51
Commercial	1,184	29	29	1,782	36	36
Construction	1,053	9	9	2,409	-	-
Commercial business loans	1,694	18	18	330	8	8
Installment and collateral loans	32	1	1	5	-	-

Total	12,058	133	133	9,362	95	95

Impaired loans without a valuation allowance:
Real estate loans:
Residential	1,076	19	19	1,557	18	18
Commercial	-	-	-	1,196	-	-
Construction	-	-	-	-	-	-
Commercial business loans	-	-	-	551	4	4
Installment and collateral loans	-	-	-	29	1	1

Total	1,076	19	19	3,333	23	23

Total	$13,134	$152	$152	$12,695	$118	$118

Management has established the allowance for loan loss in accordance with GAAP for the period ending March 31, 2012 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2012 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first quarter of 2012 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three months ended March 31, 2012 are set forth in the following table:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in thousands)
Residential real estate	1	$27	$27
Construction	4	900	900

Total troubled debt restructuring	5	$927	$927

Troubled debt restructurings that defaulted within twelve months of restructuring during the three months ended March 31, 2012 follows:

	XX.XX	XX.XX
	Number of Contracts	Recorded Investment

Residential real estate	1	$64

Total troubled debt restructuring	1	$64

Troubled debt restructurings are set forth in the following table as of December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in thousands)
Residential real estate	9	$1,423	$1,361
Commercial business	2	620	403

Total troubled debt restructuring	11	$2,043	$1,764

	XX.XX	XX.XX
	Number
Troubled Debt Restructurings	of
That Subsequently Defaulted:	Contracts	Recorded Investment

Residential real estate	2	$306
Commercial business	1	79

Total troubled debt restructuring	3	$385

The majority of restructured loans were on non-accrual status as of March 31, 2012 and December 31, 2011. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $169.3 million and $160.3 million as of March 31, 2012 and December 31, 2011, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights at March 31, 2012 and 2011 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 377 and 257, respectively.

Mortgage servicing rights are included in other assets in the consolidated statement of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
	(In thousands)
Mortgage servicing rights valuation
Balance at beginning of period	$ 944	$ 858
Additions	79	48
Amortization	(82)	(53)

Balance at end of period	941	853

Valuation allowances:
Balance at beginning of period	(166)	-
Recoveries	108	-
Provisions	-	(21)

Balance at end of period	(58)	(21)

Mortgage servicing assets, net	$ 883	$ 832

Fair value of mortgage servicing assets at end of period
	$ 1,093	$ 1,052

7.   Federal Home Loan Bank Borrowings and Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At March 31, 2012 and December 31, 2011, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2012 and December 31, 2011, there were no advances outstanding under the line of credit.

Contractual maturities and weighted average rates of outstanding advances from the FHLBB as of March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012		December 31, 2011

	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

	(Dollars in thousands)
2012	$67,000	0.63%	$7,000	4.09%
2013	-	-	-	-
2014	8,112	3.70	8,112	3.70
2015	29,000	2.58	29,000	2.58
2016	3,000	2.70	3,000	2.70
Thereafter	18,764	3.76	18,770	3.76

	$125,876	1.79%	$65,882	3.22%

At March 31, 2012, five advances totaling $30.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $318.2 million and $337.8 million at March 31, 2012 and December 31, 2011, respectively. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. During the quarter ended March 31, 2012, the FHLBB repurchased $1.1 million of excess capital stock as part of an announced program to repurchase $250 million of members’ excess stock, the first repurchase since it established a moratorium in 2008.

8.   Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of March 31, 2012, there were 14,603 restricted stock shares and 443,968 stock options that remain available for future grants under the Plan. There have been no stock awards granted in 2012.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $100,000 with a related tax benefit recorded of $33,000 for the three months ended March 31, 2012 of which Director share-based compensation expense recognized (in the consolidated statements of operations as other non-interest expense) was $14,000 and officer share-based compensation expense recognized (in the consolidated statements of operations as salaries and benefit expense) was $86,000. The total charge of $100,000 for the three months ended March 31, 2012 includes $32,000 related to 2,845 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first three months of 2012.

Stock Options: The following table presents the activity related to stock options under the Plan for the three months ended March 31, 2012:

	Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)

Stock options outstanding at December 31, 2011	875,446	$8.67
Granted	-	-
Exercised	-	-
Forfeited or expired	(11,184)	8.27

Stock options outstanding at March 31, 2012	864,262	$8.68	5.9	$2,580

Stock options vested and exercisable at March 31, 2012	705,643	$8.65	5.2	$-

The aggregate fair value of vested options was $99,000 and $122,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the unrecognized cost related to the stock options awarded of $437,000 will be recognized over a weighted-average period of 2.8 years.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested as of December 31, 2011	33,803	$8.50
Granted	-	-
Vested	(7,979)	7.74
Forfeited	(2,317)	8.24

Unvested as of March 31, 2012	23,507	$8.79

The fair value of restricted shares that vested during the three months ended March 31, 2012 and 2011 was $62,000 and $102,000, respectively. As of March 31, 2012, there was $171,000 of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.9 years.

Of the remaining unvested restricted stock, 4,950 shares will vest in 2012, 8,383 in 2013, 6,185 in 2014 and 3,989 in 2015. All unvested restricted stock shares are expected to vest.

9.   Income Taxes

As of March 31, 2012 and December 31, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2007.

As of March 31, 2012 and December 31, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions.

10.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Minimum Pension Liability	Net Unrealized Gain on Available For Sale Securities	Cumulative Effect Adjustment of a Change in Accounting Principle (1)	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2011	$(9,300)	$3,586	$(1,034)	$(6,748)
Change	210	(329)	-	(119)

March 31, 2012	$(9,090)	$3,257	$(1,034)	$(6,867)

(1) The effect of the adoption of FSP FAS 115-2 (ASC 320)

11.  Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2012, the Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2012 and December 31, 2011 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Rockville Bank:
March 31, 2012
Total capital to risk weighted assets	$269,329	18.4%	$117,163	8.0%	$146,454	10.0%
Tier 1 capital to risk weighted assets	252,386	17.2	58,592	4.0	87,888	6.0
Tier 1 capital to total average assets	252,386	14.2	71,245	4.0	89,056	5.0

December 31, 2011
Total capital to risk weighted assets	$264,700	19.0%	$111,511	8.0%	$139,389	10.0%
Tier 1 capital to risk weighted assets	248,270	17.8	55,760	4.0	83,640	6.0
Tier 1 capital to total average assets	248,270	14.3	69,495	4.0	86,868	5.0

Rockville Financial, Inc.:
March 31, 2012
Total capital to risk weighted assets	$350,302	23.9%	$117,305	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	333,359	22.7	58,664	4.0	N/A	N/A
Tier 1 capital to total average assets	333,359	18.7	71,307	4.0	N/A	N/A

December 31, 2011
Total capital to risk weighted assets	$355,422	25.4%	$111,812	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	338,992	24.2	55,939	4.0	N/A	N/A
Tier 1 capital to total average assets	338,992	18.9	71,820	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of March 31, 2012, $23.2 million is available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Total capital per financial statements	$327,650	$333,471
Accumulated other comprehensive loss	6,867	6,748
Intangible assets	(1,070)	(1,149)
Servicing assets	(88)	(78)

Total Tier 1 capital	333,359	338,992
Allowance for loan and other losses includable in Tier 2 capital	16,943	16,430

Total capital per regulatory reporting	$350,302	$355,422

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2012 and December 31, 2011:

	XXX,XXXX	XXX,XXXX
	March 31, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$42,038	$96,188
Undisbursed construction loans	61,019	67,141
Undisbursed home equity lines of credit	143,742	143,027
Undisbursed commercial lines of credit	88,694	81,033
Standby letters of credit	10,113	9,828
Unused checking overdraft lines of credit	56	89

	$345,662	$397,306

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

Factors that could cause this difference – many of which are beyond our control – include without limitation the following:

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

Overview

Rockville Financial, Inc., (the “Company”), a Connecticut-chartered bank holding company holds all of the common stock of Rockville Bank (the “Bank”). The Federal Reserve Board regulates the Company. The Company is the successor through reorganization effective March 3, 2011 to Rockville Financial, Inc. (“Old RFI”), a mid-tier holding company that owned the Bank and which itself was owned by Rockville Financial MHC, Inc. as majority owner and public stockholders (See Note 1).

The Company strives to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential first and second mortgages – The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout Connecticut and select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing not less than quarterly.

Construction loans – Loans in this segment primarily include commercial real estate development and residential subdivision loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.

Installment and collateral loans – Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

When a loan is determined to be impaired the Bank makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Bank updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Most TDRs are initially classified as impaired.

Unallocated component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Credit Quality: The majority of the Bank’s loans are collateralized by real estate located in central and eastern Connecticut in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Bank’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas. The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as, estimated losses inherent in our portfolio that are probable, but not specifically identifiable.

While management uses available information to recognize losses on loans, future additions to the allowance or charge-offs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies have the authority to require the Bank to recognize additions to the allowance or charge-offs based on the agencies’ judgments about information available to them at the time of their examination.

At the time of loan origination, a risk rating based on a nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans, require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area having final determination of the appropriate risk rating. These more complex loans and relationships in excess of $250,000 receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. On an annual basis updated financial information is reviewed on all commercial loans with a relationship exposure of $250,000 and greater, and the risk rating is evaluated based on current operating performance. Commercial loans under $250,000 and residential mortgage loans are re-evaluated if there is a delinquency greater than 30 days.

The credit quality of the Bank’s commercial loan portfolio is further reviewed by a third party risk assessment firm which performs quarterly reviews encompassing 65% to 70% of the commercial loan portfolio on an annual basis. Review findings and any related risk rating changes are reported to senior management, the Board Lending Committee and the Board of Directors.

Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first quarter of 2012, the Company experienced no losses which were deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of government-sponsored mortgage-backed securities with no unrealized losses at March 31, 2012. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.

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

In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At March 31, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2007. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of March 31, 2012, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of March 31, 2012, our net deferred tax asset was $10.6 million and there was no valuation allowance.

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

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

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

The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2012 and 2011.

Income Statement Summary

	For the Three Months
	Ended March 31,

	2012	2011	Change

		(In thousands)
Net interest income	$16,126	$13,395	$2,731
Provision for loan losses	704	752	(48)
Non-interest income	2,670	1,688	982
Non-interest expense	12,343	15,944	(3,601)

Income (loss) before income taxes	5,749	(1,613)	7,362
Income tax provision (benefit)	1,894	(591)	2,485

Net income (loss)	$3,855	$(1,022)	$4,877

Net income increased $4.9 million to $3.9 million for the quarter ended March 31, 2012 compared to a $1.0 million loss for the same period last year. The increase in net income mainly resulted from a $5.0 million cash contribution, $3.3 million after tax, made by the Company to the Rockville Bank Foundation in the first quarter of 2011 in connection with the completion of the second-step conversion to a fully public entity. Also contributing to the increase was the increase in net interest income of $2.7 million, due to a $1.9 million decline in the cost of FHLBB advances, a $660,000 decline in the cost of deposits and a $196,000 increase in interest and dividend income on earning assets. In June 2011, the Company prepaid $122.2 million of FHLBB advances at an average cost of funds of 4.17% which resulted in the reduced borrowing costs in the quarter ended March 31, 2012 compared to the same period last year. Non-interest expense declined $3.6 million for the three months ended March 31, 2012 compared to March 31, 2011 resulting from the $5.0 million contribution to the Rockville Bank Foundation, Inc. in the first quarter of 2011 which was offset by an increase in salaries and benefits expense of $1.5 million in the first quarter of 2012 as compared to the first quarter of 2011. The salaries and benefits increase is reflective of the staffing additions largely made throughout 2011 as the Company positioned itself for future prudent growth. For the quarter ended March 31, 2012, the Company had 280 full-time equivalent employees.

Net Interest Income Analysis

Average Balance Sheets, Interest and Yields/Costs: The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2012; however, no adjustment was made for the three months ended March 31, 2011, as the Company had no material tax-free income during that period. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	XXXXX,XX	XXXXX,XX	XXXXX,XX	XXXXX,XX	XXXXX,XX	XXXXX,XX
	Three Months Ended March 31,

	2012			2011

	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,475,537	$17,564	4.76%	$1,414,634	$17,535	4.96%
Investment securities	176,039	1,358	3.09	137,819	1,166	3.38
Federal Home Loan Bank stock	16,719	22	0.53	17,007	13	0.31
Other earning assets	19,469	11	0.23	156,992	15	0.04

Total interest-earning assets	1,687,764	18,955	4.49%	1,726,452	18,729	4.34%

Non-interest-earning assets	95,914			113,814

Total assets	$1,783,678			$1,840,266

Interest-bearing liabilities:
NOW and money market accounts	$428,214	277	0.26%	$345,363	357	0.41%
Saving deposits (2)	195,174	70	0.14	167,331	118	0.28
Time deposits	513,758	1,904	1.48	551,217	2,436	1.77

Total interest-bearing deposits	1,137,146	2,251	0.79	1,063,911	2,911	1.09
Advances from the Federal Home Loan Bank	87,276	548	2.51	254,953	2,423	3.80

Total interest-bearing liabilities	1,224,422	2,799	0.91%	1,318,864	5,334	1.62%
Non-interest bearing liabilities	225,207			301,733

Total liabilities	1,449,629			1,620,597
Stockholders’ equity	334,049			219,669

Total liabilities and stockholders’ equity	$1,783,678			$1,840,266

Net interest-earning assets	$463,342			$407,588

Tax-equivalent net interest income (3)		16,156			13,395

Tax-equivalent net interest rate spread (4)			3.58%			2.72%

Tax-equivalent net interest margin (5)			3.83%			3.10%

Average interest-earning assets to average interest-bearing liabilities			137.84%			130.90%

Less tax-equivalent adjustment		(30)			-

		$16,126			$13,395

(1)	Includes loans held for sale.
(2)	Includes mortgagors’ and investors’ escrow accounts.
(3)

Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 32.5%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amounts reported in the statement of operations.

(4)	Tax-equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended
	March 31, 2012 Compared to
	March 31, 2011

	Increase (Decrease)
	Due to

	Volume	Rate	Net

		(In thousands)
Interest and dividend income:
Loans receivable	$739	$(710)	$29
Securities interest, dividends & income from other assets	(465)	662	197

Total earning assets	274	(48)	226

Interest expense:
NOW and money market accounts	73	(153)	(80)
Savings accounts	17	(65)	(48)
Time deposits	(185)	(347)	(532)

Total interest-bearing deposits	(95)	(565)	(660)
FHLBB Advances	(1,237)	(638)	(1,875)

Total interest-bearing liabilities	(1,332)	(1,203)	(2,535)

Change in tax-equivalent net interest income	$1,606	$1,155	$2,761

Net Interest Income: Tax-equivalent net interest income before the provision for loan loss was $16.2 million for the three months ended March 31, 2012, compared to $13.4 million for the same period in the prior year, an increase of $2.8 million. In the first quarter of 2012, interest income on earning assets was $19.0 million, an increase of $226,000, yielding an average of 4.49%, an increase of 15 basis points, as compared to the same period of 2011. Average interest-bearing liabilities decreased $94.4 million, or 7.16%, to $1.22 billion for the three months ended March 31, 2012, costing an average of 0.91%, a decrease of 71 basis points. The $94.4 million decrease in average interest-bearing liabilities mainly reflects the $167.7 million decrease in average FHLBB advances, primarily the result of a $122.2 million prepayment in the second quarter of 2011, offset by continued growth of interest-bearing deposits of $73.2 million compared to the first quarter last year. Average time deposits decreased $37.5 million in the first quarter of 2012 compared to the same period last year. Average NOW and money market account balances increased $82.9 million and average savings account balances increased $27.8 million compared to the same period last year. In the first quarter of 2012, the cost of interest-bearing liabilities was $2.8 million, a decrease of $2.5 million from the same period last year. The average cost of NOW and money market accounts decreased 15 basis points to 0.26%, the average cost of savings accounts decreased 14 basis points to 0.14%, the average cost of time deposits decreased 29 basis points to 1.48% and the average cost of FHLBB advances decreased 129 basis points to 2.51% from the first quarter of 2011.

The increase in the average interest-earning assets reflects the net impact of the second-step conversion in March 2011. Loan growth remained strong with balances averaging $60.9 million higher in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, average available for sale securities increased $38.2 million over the same period last year due primarily to the purchases made in the first quarter of 2012. Average net interest-earning assets increased by $55.8 million to $463.3 million. The Company’s tax-equivalent net interest margin increased 73 basis points to 3.83% compared to 3.10% for the same period in the prior year. The Company’s tax-equivalent net interest rate spread increased 86 basis points to

3.58% due to a decrease in the cost of funds of 71 basis points combined with a 15 basis point increase in the earning asset yield.

Interest and Dividend Income: Tax-equivalent interest and dividend income increased $226,000, or 1.21%, to $19.0 million for the three months ended March 31, 2012 from the same period in the prior year. An increase of $38.2 million of average available for sale securities offset by a 29 basis point decline in the yield on those securities comprised $192,000 of the additional interest and dividend income compared to the same quarter last year. Interest income on loans receivable increased $29,000, or 0.17%, to $17.6 million. The increase in loan interest income was due to growth in average net loans for the period of $60.9 million, or 4.31%, which was offset by a 20 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s tax-equivalent yield on interest-earning assets increased 15 basis points to 4.49% from 4.34%. The increase in the average yield was attributable to the reinvestment of the cash received in the second-step conversion from low-yielding short-term investments to new loans and investments, some of them tax-free, at significantly higher yields than the first quarter of the prior year. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended March 31, 2012 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages decreased 12 basis points during the past year to 0.18% at March 31, 2012 compared to 0.30% at March 31, 2011.

Interest Expense: Interest expense for the three months ended March 31, 2012 decreased $2.5 million, or 47.5%, to $2.8 million from $5.3 million compared to the same period in the prior year. In June 2011, the Company prepaid $122.2 million of higher-cost FHLBB advances which was the primary driver of a 129 basis point reduction in interest expense on advances in the first quarter of 2012 compared to the first quarter of 2011. Borrowing expense for the first quarter 2012 totaled $548,000 compared to $2.4 million in the first quarter of 2011. The interest cost on these advances averaged 2.51% in the first quarter of 2012 compared to the average rate of 3.80% in the same quarter last year.

The decrease in the cost of deposits was primarily due to the impact that the sustained low interest rate environment had on the Company’s interest-bearing deposits during the first quarter of 2012. Average balances on interest-bearing deposits rose to $1.14 billion, an increase of $73.2 million as the growth in NOW and money market and savings accounts accounted for $82.9 million and $27.8 million of the total growth, respectively. Partially offsetting this was a $37.5 million decrease in average time deposit balances. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Current market conditions are such that the growth in deposits and the additional capital received have reduced the need for additional borrowings. Average outstanding advances from the Federal Home Loan Bank were $87.3 million in the quarter ended March 31, 2012.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $704,000 for the three months ended March 31, 2012, as compared to $752,000 for the same period in the prior year primarily due to continued assessment of estimated exposure on impaired loans and loan volume increases realized during the quarter. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At March 31, 2012, the allowance for loan losses totaled $16.5 million, which represented 1.09% of total loans and 121.03% of non-performing loans compared to an allowance for loan losses of $16.0 million, which represented 1.09% of total loans and 127.08% of non-performing loans as of December 31, 2011.

Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which are primarily transferred to the Special Assets area which totaled $38.8 million at March 31, 2012.

The Bank closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At March 31, 2012, watchlist loans totaled $63.9 million, of which $50.2 million are not considered impaired.

Non-interest Income: The Company has the following sources of non-interest income: banking service charges on deposit accounts, bank-owned life insurance (“BOLI”), mortgage servicing income, loan fee income, gains on sale of loans, gains on sales of securities, derivative financial instruments and brokerage and insurance fees from Rockville Financial Services, Inc., the Bank’s on-premise provider of non-deposit investment services.

Non-interest income totaled $2.7 million for the first quarter of 2012, an increase of $982,000, or 58.2%, as compared to the first quarter of 2011. The change in non-interest income was primarily attributable to higher net gains from sales of loans which totaled $525,000 for the first quarter of 2012, an increase of $466,000, or 789.8%, as compared to the first quarter of 2011. The Company sold residential mortgages totaling $17.5 million in the first quarter of 2012 compared to $5.0 million during the first quarter of 2011.

Revenue from service charges and fee income and from other income totaled $1.8 million and $316,000, respectively, for the first quarter of 2012, an increase of $230,000, or 14.4%, and $254,000, or 409.7%, respectively, from the period ended March 31, 2011. Included in service charge and fee income in the first quarter of 2012 was the recovery of $105,000 of business interruption insurance related to the temporary closure of the Company’s service charge and fee income in Vernon branch office due to storm related damage in 2011, the recovery of $108,000 of a prior period valuation write-down on the mortgage servicing asset, the increased ATM fees of $130,000 and the increase of $213,000 of BOLI income. Partially offsetting these increases were lower fees generated by loan originations of $166,000.

Non-interest Expense: The following table summarizes non-interest expense for the three months ended March 31, 2012 and 2011:

	XX,XXXX	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
	2012	2011	Change
		(In thousands)

Salaries and employee benefits	$7,123	$5,671	$1,452
Service bureau fees	1,057	1,059	(2)
Occupancy and equipment	1,065	1,166	(101)
Professional fees	718	684	34
Marketing and promotions	114	324	(210)
FDIC assessments	305	514	(209)
Other real estate owned	281	59	222
Contribution to Rockville Bank Foundation, Inc.	-	5,043	(5,043)
Other	1,680	1,424	256

Total non-interest expense	$12,343	$15,944	$(3,601)

Non-interest Expense: Non-interest expense totaled $12.3 million for the first quarter of 2012, down by $3.6 million, or 22.6%, from the first quarter of 2011. The operating results for the first quarter of 2011 included a $5.0 million expense for the cash contribution to the Foundation; excluding the Foundation contribution, non-interest expense increased year-over-year by $1.4 million, or 13.2%. The increase in non-interest expense primarily reflects the increases in salaries and employee benefits costs related to rebuilding the Information Technology organization, adding to and strengthening the risk-management organization, and expanding the commercial lending staff as the Company prepared to leverage our capital and support growth following the second-step conversion completed in March 2011. Full-time equivalent employees increased to 280 at March 31, 2012 from 242 at March 31, 2011. Salaries and employee benefits costs increased by $1.5 million, or 25.6%, compared to the first quarter of 2011.

Included in the $1.5 million increase in salaries and employee benefits expense is an $895,000 increase in salary expense, a $244,000 increase in post-retirement benefit and pension expense, a $178,000 increase in bonus accruals and a $108,000 increase in health insurance expense. Service bureau fees remained relatively flat with a decrease of $2,000 over the same period in 2011. Occupancy and equipment expense decreased $101,000 mainly due to decreases in property management expense of $65,000, janitorial and supplies expense of $47,000, utilities expense of $23,000 and depreciation expense of $19,000 which were partially offset by increases in rent expense of $49,000. Professional fees increased $34,000, of which, $180,000 was for audit and legal fees partially offset by a decrease of $146,000 for consulting fees. The decrease in consultant expense was mainly attributable to the inclusion in the first quarter of 2011 of an external enterprise-wide human capital and infrastructure analysis to evaluate the risk management and staffing needs as the Company prepared to leverage our capital following the second-step conversion. Marketing and promotions expense decreased $210,000 mainly due to reductions in spending on television, radio and print advertising expense totaling $221,000 and reductions in branch advertising and giveaways of $25,000 which was partially offset by additional branch and special promotions of $46,000. FDIC expense decreased $209,000 due to the FDIC’s reduction of the FDIC assessment rate and an adjustment to the assessment base. Other real estate owned expense increased $222,000 for the quarter ended March 31, 2012 which was primarily due to the write-downs totaling $183,000 and $39,000 of net operating expense.

Non-interest expense as a percentage of average assets for the period ended March 31, 2012 was 2.77%, a decline of 70 basis points as compared to the period ended March 31, 2011 of 3.47%. Adjusting the period ended March 31, 2011 for the cash contribution to the Rockville Bank Foundation, non-interest expense as a percentage of average assets were 2.38% or 39 basis points lower than the period ended March 31, 2012.

Income Tax Provision: Income tax provision increased $2.5 million to $1.9 million for the three months ended March 31, 2012 as compared to a $591,000 tax benefit for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. The effective tax rate was 32.9% and 36.6% of pretax income for the three months ended March 31, 2012 and 2011, respectively.

The decrease in the effective tax rate was attributable to the purchase of various tax-free municipal bonds in the first quarter of 2012 compared to none in 2011. The state income tax liability for the previously mentioned states occurred due to the Company’s participation in granting commercial real estate loans in its regional lending program.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Summary: The Company’s total assets increased $105.3 million, or 6.02%, to $1.86 billion at March 31, 2012, from $1.75 billion at December 31, 2011.

Cash and cash equivalents decreased by $1.1 million, or 2.76%, to $39.9 million at March 31, 2012 from $41.0 million at December 31, 2011. Available for sale securities increased $44.3 million, or 29.27%, to $195.5 million at March 31, 2012 from $151.2 million at year end. Net loans receivable increased $38.9 million, or 2.7%, to $1.50 billion at March 31, 2012 compared to $1.46 billion at December 31, 2011. Compared to the first quarter of 2011, average earning assets decreased by $38.7 million, or 2.24%, to $1.69 billion mainly due to the Company’s decision to prepay $122.2 million of FHLBB advances in the second quarter of 2011 utilizing funds invested in short-term investments. Partially offsetting this reduction were increases of $60.9 million and $38.2 million in average loans receivable and available for sale securities, respectively. Total deposits increased $55.5 million, or 4.18%, from December 31, 2011, to $1.38 billion at March 31, 2012. Interest-bearing deposits grew $45.4 million in the first three months of 2012 to $1.17 billion from $1.12 billion at December 31, 2011. Non-interest-bearing deposits totaled $216.6 million at March 31, 2012, an increase of $10.2 million from year end 2011. Federal Home Loan Bank advances increased $60.0 million, or 91.1%, to $125.9 million at March 31, 2012 from $65.9 million at December 31, 2011.

Total stockholders’ equity decreased $5.8 million, or 1.75%, to $327.7 million at March 31, 2012 compared to $333.5 million at December 31, 2011 primarily due to the purchase of 647,900 treasury shares at a cost of $7.6 million during the quarter ended March 31, 2012. The Company distributed $2.4 million of dividends, or 61.5% of

$3.9 million of net income, during the quarter ended March 31, 2012. Additional paid-in capital increased by $462,000 relating to share-based compensation expense and ESOP shares released or committed to be released.

Investment Securities: At March 31, 2012, the Company’s investment portfolio was $204.1 million, or 11.0% of total assets, and consisted of available for sale securities of $195.5 million and held to maturity securities of $8.6 million. The $44.3 million increase in available for sale securities from December 31, 2011, was due to the purchase of $4.8 million of government-sponsored enterprise collaterized debt securities, $10.7 million of floating-rate corporate bonds and $42.7 million of obligations of states and political subdivisions offset by the proceeds received from the sale of $3.0 million of corporate debt securities at a gain of $3,000, from the $7.9 million of principal payments of government-sponsored enterprise mortgage-backed securities, from the $2.4 million of U.S. Government-sponsored enterprise investments which were called and from the reduction of the net unrealized gains on available for sale securities of $500,000. At March 31, 2012, the available for sale securities portfolio was comprised of $15.1 million of U.S. Government and government-sponsored enterprise securities, $12.4 million in corporate bonds, $122.8 million of government-sponsored residential mortgage-backed securities, $41.9 million of obligations of states and political subdivisions and $3.3 million of marketable equity securities. The decrease in the net unrealized gains on investment securities available for sale largely reflects the effect of matrix pricing for obligations of states and political subdivisions that is widely used in the industry by independent rating services, resulting in an unrealized loss of $800,000 during the quarter ended March 31, 2012. Matrix pricing does not exclusively rely on quoted prices for securities and uses securities’ relationships to other benchmark quoted securities. The held to maturity securities portfolio had an amortized cost of $8.6 million comprised of government-sponsored residential mortgage-backed securities that had a fair market value of $9.4 million at March 31, 2012. Principal payments totaling $900,000 were received on held to maturity securities during the three months ended March 31, 2012; there were no purchases.

During the quarter ended March 31, 2012, the Company purchased $42.7 million of municipal securities, or obligations of states and political subdivisions, having a fair value of $41.9 million at March 31, 2012. The Company strategically added municipal securities with strong credit quality, high coupons, and call dates that it believes will incent the issuer to evaluate refunding at a lower market rate at the time of the call date. By adding municipal securities to the portfolio, the Company expects to achieve higher tax-adjusted yields than existing securities in the portfolio. Of the total securities purchased in the quarter, general obligation bonds had a fair value of $16.8 million, or 40.1%, of which $10.8 million, or 64.3%, are obligations of political subdivisions of the respective state. The Company evaluates state exposure continuously and makes credit assessments based on market data available at the time of purchase. Given the market focus on certain issues, such as pension obligations, the Company attempts to limit direct exposure to states with significant actuarial unfunded pension obligations. However, there are instances where political subdivisions in the state may have limited exposure to statewide pension obligations which the Company views with strong credit characteristics which are in the portfolio. Revenue bonds with a fair value of $25.2 million represent 60.1% of total municipal securities at March 31, 2012. The Company limits its exposure to special purpose projects and focuses on essential service revenue bonds such as water, wastewater and school bonds. More likely than not, these types of revenue bonds require a specific level of funding or rate to cover debt service coverage of all outstanding bonds and are not subject to appropriations of state and political subdivision government entities. School funding is often subject to constitutionally mandated minimums. The Company will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

Lending Activities: Net loans receivable increased $38.9 million to $1.50 billion at March 31, 2012 from $1.46 billion at December 31, 2011. The increase was primarily due to increases in commercial real estate loans of $16.7 million and commercial business loans of $27.1 million. Residential real estate loans decreased $5.2 million to $675.5 million due to the sale of $17.5 million of residential mortgage loans to the secondary market. Real estate construction loans increased $1.3 million to $51.9 million at March 31, 2012. Commercial business loans increased $27.1 million, or 18.9%, to $170.6 million at March 31, 2012 from $143.5 million at December 31, 2011.

Deposits: Deposits increased $55.5 million to $1.38 billion at March 31, 2012 compared to $1.33 billion at December 31, 2011. At March 31, 2012, non-interest-bearing deposits were $216.6 million, an increase of $10.2 million, and interest-bearing deposits were $1.17 billion, an increase of $45.4 million, compared to December 31, 2011. Money market and investment savings account balances were $303.6 million, an increase of $19.8 million, regular savings and club account balances were $199.9 million, an increase of $12.2 million, and NOW account balances were $142.6 million, an increase of $10.8 million as compared to December 31, 2011. Certificates of deposit balances were $518.9 million, an increase of $2.1 million in the first three months of 2012 from

December 31, 2011. At March 31, 2012, core deposits were $863.4 million, an increase of $53.4 million from December 31, 2011. The Company has been promoting commercial deposit and cash management deposit products, competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2012, $39.9 million of the Company’s assets were invested in cash and cash equivalents compared to $41.0 million at December 31, 2011. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2012, the Company had $125.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $177.0 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $556.5 million, at March 31, 2012. In addition the Company has an uncommitted federal funds line of credit with PNC Bank of $50.0 million at March 31, 2012.

At March 31, 2012, the Company had outstanding commitments to originate loans of $42.0 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $303.6 million. At March 31, 2012, time deposits scheduled to mature in less than one year totaled $287.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase in rates	(7.42	) %
50 basis point decrease in rates	(0.61)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Market intervention. At March 31, 2012, income at risk (i.e., the change in net interest income) decreased 7.42% and decreased 0.61% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At March 31, 2012, return on assets is modeled to decrease by 15 basis points and decrease by 2 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Part II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by Rockville Financial, Inc. of its common stock during the period ended March 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

March 1 - 31, 2012
Publicly announced program (1)	647,900	$11.77	2,303,350

(1)

In March 2012, Rockville Financial, Inc.’s Board of Directors authorized the repurchase of up to 10% of Rockville Financial, Inc.’s then-outstanding common stock, or a maximum of 2,951,250 shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Shares acquired in this manner have not been retired by Rockville Financial, Inc. and, as a result, remain available for issuance in the future. No purchases were made in the months of January or February, 2012.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Mine Safety Disclosures

     None

Item 5. Other Information

    None

Item 6. Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements filed herewith*

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

Date:        May 10, 2012