Form 10-Q
period 2012-06-30
Rockville Financial, Inc. /CT/
filed 2012-08-08
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 28,554,932 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$20,151	$40,677
Short-term investments	13,739	308

Total cash and cash equivalents	33,890	40,985

AVAILABLE FOR SALE SECURITIES - At fair value	221,714	151,237
HELD TO MATURITY SECURITIES - At amortized cost	7,692	9,506
LOANS HELD FOR SALE	598	—
LOANS RECEIVABLE (Net of allowance for loan losses of $17,303 at June 30, 2012 and $16,025 at December 31, 2011)	1,545,250	1,457,398
FEDERAL HOME LOAN BANK STOCK	15,867	17,007
ACCRUED INTEREST RECEIVABLE	5,070	4,089
DEFERRED TAX ASSET	10,492	10,368
BANK PREMISES AND EQUIPMENT - Net	17,331	15,502
GOODWILL	1,070	1,149
CASH SURRENDER VALUE OF BANK-OWNED LIFE INSURANCE	56,912	31,082
OTHER REAL ESTATE OWNED	2,084	3,008
PREPAID FDIC ASSESSMENTS	2,569	3,034
CURRENT FEDERAL TAX RECEIVABLE	3,121	2,848
OTHER ASSETS	4,739	2,659

	$1,928,399	$1,749,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
DEPOSITS:
Non-interest-bearing	$220,924	$206,416
Interest-bearing	1,234,750	1,120,350

Total deposits	1,455,674	1,326,766

MORTGAGORS’ AND INVESTORS’ ESCROW ACCOUNTS	6,556	5,852
ADVANCES FROM THE FEDERAL HOME LOAN BANK	125,871	65,882
ACCRUED EXPENSES AND OTHER LIABILITIES	17,593	17,901

Total liabilities	1,605,694	1,416,401

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock (no par value; 2,000,000 authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,509,304 and 29,514,468 shares issued and 28,602,777 and 29,514,468 outstanding at June 30, 2012 and December 31, 2011, respectively)	243,776	243,776
Additional paid-in capital	11,825	15,189
Unearned compensation - ESOP	(8,880)	(9,453)
Retained earnings	92,574	90,707
Accumulated other comprehensive loss, net of tax	(6,116)	(6,748)
Treasury stock, at cost (906,527 and 0 shares at June 30, 2012 and December 31, 2011, respectively)	(10,474)	—

Total stockholders’ equity	322,705	333,471

	$1,928,399	$1,749,872

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans	$17,930	$17,481	$35,494	$35,016
Securities-interest	1,703	1,286	3,009	2,335
Securities-dividends	41	149	85	279
Interest-bearing deposits	26	16	37	31

Total interest and dividend income	19,700	18,932	38,625	37,661

INTEREST EXPENSE:
Deposits	2,246	2,897	4,497	5,808
Borrowed funds	563	2,265	1,111	4,688

Total interest expense	2,809	5,162	5,608	10,496

Net-interest income	16,891	13,770	33,017	27,165
PROVISION FOR LOAN LOSSES	1,181	754	1,885	1,506

Net interest income after provision for loan losses	15,710	13,016	31,132	25,659

NON-INTEREST INCOME:
Other-than-temporary impairment of securities	—	—	—	(29)
Service charges and fees	1,538	1,682	3,364	3,278
Net gain from sale of securities	118	6,201	121	6,201
Net gain from sales of loans	44	—	569	59
Other income (loss)	559	(64)	875	(2)

Total non-interest income	2,259	7,819	4,929	9,507

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,468	6,613	15,591	12,284
Service bureau fees	1,231	1,128	2,288	2,187
Occupancy and equipment	1,036	1,100	2,101	2,266
Professional fees	828	498	1,546	1,182
Marketing and promotions	103	441	217	765
FDIC assessments	201	506	506	1,020
Other real estate owned	53	15	334	74
Contribution to Rockville Bank Foundation, Inc.	—	—	—	5,043
Loss on extinguishment of debt	—	8,914	—	8,914
Other	1,895	1,493	3,575	2,917

Total non-interest expense	13,815	20,708	26,158	36,652

INCOME (LOSS) BEFORE INCOME TAXES	4,154	127	9,903	(1,486)

PROVISION (BENEFIT) FOR INCOME TAXES	1,205	84	3,099	(507)

NET INCOME (LOSS)	$2,949	$43	$6,804	$(979)

NET INCOME (LOSS) PER SHARE
Basic	$0.11	$—	$0.24	$(0.03)
Diluted	$0.11	$—	$0.24	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	27,606,313	28,803,416	28,032,306	28,941,501
Diluted	27,773,365	28,931,099	28,200,158	28,941,501

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands, Except Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$2,949	$43	$6,804	$(979)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	998	1,780	494	2,913
Reclassification adjustment for gains realized in income	(118)	(6,201)	(121)	(6,172)

Net unrealized gains (losses)	880	(4,421)	373	(3,259)
Tax effect	(307)	1,548	(129)	1,141

Net-of-tax amount	573	(2,873)	244	(2,118)

Unrealized losses on interest rate swaps designated as cash flow hedges accruing during period	(33)	—	(33)	—

Defined benefit pension plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	(6)	(12)	(11)	(24)
Gains arising during the period	310	319	620	478

Change in gains or losses and prior service costs or credits	304	307	609	454
Tax effect	(105)	(106)	(213)	(157)

Net-of-tax amount - pension plans	199	201	396	297

Postretirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	—	3	—	5
Gains arising during the period	19	19	39	38

Change in gains or losses and prior service costs or credits	19	22	39	43
Tax effect	(7)	(8)	(14)	(15)

Net-of-tax amount - postretirement plans	12	14	25	28

Net-of-tax amount - pension & postretirement plans	211	215	421	325

Total other comprehensive income (loss)	751	(2,658)	632	(1,793)

Comprehensive income (loss)	$3,700	$(2,615)	$7,436	$(2,772)

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in	Unearned Compensation	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	on ESOP	Earnings	Loss	Shares	Amount	Equity

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471

Net income	—	—	—	—	6,804	—	—	—	6,804

Other comprehensive income	—	—	—	—	—	632	—	—	632

Share-based compensation expense	—	—	1,327	—	—	—	—	—	1,327

ESOP shares released or committed to be released	—	—	156	573	—	—	—	—	729

Cancellation of shares for tax withholding	(5,164)	—	(32)	—	—	—	—	—	(32)

Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,735)	—	—	—	(403,496)	4,735	—

Reissuance of treasury shares in connection with stock options exercised	—	—	(80)	—	—	—	(18,356)	214	134

Treasury stock purchased	—	—	—	—	—	—	1,328,379	(15,423)	(15,423)

Dividends paid ($0.17 per common share)	—	—	—	—	(4,937)	—	—	—	(4,937)

Balance at June 30, 2012	29,509,304	$243,776	$11,825	$(8,880)	$92,574	$(6,116)	906,527	$(10,474)	$322,705

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,804	$(979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	190	(39)
Share-based compensation expense	1,327	383
Amortization of ESOP expense	729	643
Provision for loan losses	1,885	1,506
Net gain from sales of securities	(121)	(6,201)
Loss on extinguishment of debt	—	8,914
Other-than-temporary impairment of securities	—	29
Loans originated for sale	(19,059)	(4,597)
Proceeds from sales of loans	18,461	4,977
Loss on sale of OREO	55	93
Write-downs of OREO	183	—
Depreciation and amortization	643	672
Loss of disposal of equipment	2	110
Deferred income tax (benefit) expense	(217)	4,724
Increase in cash surrender value of bank-owned life insurance	(830)	(189)
Net change in:
Deferred loan fees and premiums	207	(202)
Accrued interest receivable	(981)	(402)
Prepaid FDIC assessment	465	945
Current Federal income tax receivable (increase) decrease	(537)	—
Other assets	(1,962)	(7,994)
Accrued expenses and other liabilities	308	(10,135)

Net cash provided by (used in) operating activities	7,552	(7,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	11,720	14,465
Proceeds from calls and maturities of available for sale securities	7,400	7,500
Principal payments on available for sale mortgage-backed securities	15,559	8,619
Purchases of available for sale securities	(104,876)	(56,052)
Principal payments on held to maturity securities	1,838	2,380
Proceeds from redemption of FHLBB stock	1,140	—
Proceeds from sale of OREO	1,358	933
Purchase of bank-owned life insurance	(25,000)	—
Loan originations, net of principal payments	(90,616)	(21,599)
Purchases of premises and equipment	(2,477)	(402)
Proceeds from sale of other assets	3	25

Net cash used in investing activities	(183,951)	(44,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non-interest-bearing deposits	14,508	(1,873)
Net increase in interest-bearing deposits	114,400	59,483
Net increase in mortgagors’ and investors’ escrow accounts	704	287
Net increase in short-term FHLBB advances	60,000	—
Repayment of long-term FHLBB advances	(11)	(22,331)
Prepayment of long-term Federal Home Loan Bank advances and penalty	—	(131,114)
Proceeds from exercise of stock options and stock purchase plan	95	—
Common stock repurchased	(15,423)	—
Common stock purchase by ESOP	—	(7,071)
Proceeds from stock offering, net of offering costs	—	168,044
Cancellation of Rockville Financial, MHC Inc. shares	—	9,685
Fractional shares paid	—	(22)
Cancellation of shares for tax withholding	(32)	(47)
Cash dividend paid on common stock	(4,937)	(3,144)

Net cash provided by financing activities	169,304	71,897

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,095)	20,024
CASH AND CASH EQUIVALENTS - Beginning of period	40,985	60,708

CASH AND CASH EQUIVALENTS - End of period	$33,890	$80,732

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Concluded

(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,568	$10,983
Income taxes	4,066	3,100
Transfer of loans to other real estate owned	672	184
Due on common stock repurchases	48	—

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

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim consolidated financial statements should be read in conjunction with the Company’s 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share data)

Net income (loss) available to common stockholders	$2,949	$43	$6,804	$(979)

Adjusted weighted average common shares outstanding	29,509,304	29,429,766	29,511,277	29,473,055
Less: average number of treasury shares	(966,388)	—	(526,252)	—
Less: average number of unvested ESOP award shares	(936,603)	(626,350)	(952,719)	(531,554)

Weighted-average basic shares outstanding	27,606,313	28,803,416	28,032,306	28,941,501
Dilutive effect of stock options	167,052	127,683	167,852	—

Weighted-average diluted shares	27,773,365	28,931,099	28,200,158	28,941,501

Net income (loss) per share:
Basic	$0.11	$—	$0.24	$(0.03)
Diluted	$0.11	$—	$0.24	$(0.03)

For the three and six months ended June 30, 2012 and 2011, 1,797,698, and 1,796,899 and 770,079 and 897,762 options, respectively, were anti-dilutive and therefore excluded from the earnings per share calculation. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. For the quarters ended June 30, 2012 and 2011, respectively, unvested restricted shares were included in the weighted-average number of common shares outstanding for basic and diluted earnings per share. The Company’s common stock equivalents relate solely to stock options issued and outstanding. For the six months ended June 30, 2012, options to purchase 1,796,899 shares of common stock at exercise prices ranging from $9.41 to $11.72 were not considered in the computation of potential common shares for the purpose of diluted EPS.

3.	Recent Accounting Pronouncements

Fair Value Measurement (Topic 820): In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in the Update are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and to explain how to measure fair value. Adoption of ASU No. 2011-04, effective January 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220): In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and transparency of financial reporting. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company beginning in the first quarter of 2012 and will be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, to allow the FASB time to discuss adoption. The Company included Consolidated Statements of Comprehensive Income (Loss) as part of these consolidated financial statements.

Intangibles-Goodwill and Other (Topic 350): In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than the carrying amount. Adoption of ASU No. 2011-08, effective January 1, 2012, did not have a material impact on the Company’s consolidated financial statements.

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

Assets recorded at fair value on a recurring basis are as follows:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,135	$—	$10,135	$—
Government-sponsored residential mortgage-backed securities	102,518	—	102,518	—
Government-sponsored residential collateralized-debt obligations	24,358	—	24,358	—
Corporate debt securities	13,873	—	12,346	1,527
Obligations of states and political subdivisions	67,548	—	67,548	—
Marketable equity securities	3,282	3,209	—	73

Total	$221,714	$3,209	$216,905	$1,600

December 31, 2011
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$17,543	$—	$17,543	$—
Government-sponsored residential mortgage-backed securities	110,195	—	110,195	—
Government-sponsored residential collateralized-debt obligations	15,950	—	15,950	—
Corporate debt securities	4,300	—	3,083	1,217
Marketable equity securities	3,249	3,176	—	73

Total	$151,237	$3,176	$146,771	$1,290

The changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Balance at beginning of period	$1,230	$73	$1,290	$73
Total gains:
Included in other comprehensive income	370	—	310	—

Balance at end of period	$1,600	$73	$1,600	$73

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure, as other real estate owned (“OREO”) in its financial statements. Upon foreclosure, the property securing the loan is recorded at fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market; however, assumptions made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

Impaired Loans: Accounting standards require that a creditor recognize the impairment of a loan if the present value of expected future cash flows discounted at the loan’s effective interest rate (or, alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the impaired loan. Non-recurring fair value adjustments to collateral dependent loans are recorded, when necessary, to reflect partial write-downs and the specific reserve allocations based upon observable market price or current appraised value of the collateral less selling costs and discounts based on management’s judgment of current conditions. Based on the significance of management’s judgment, the Company records collateral dependent impaired loans as non-recurring Level 3 fair value measurements.

The following table presents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2012 and the year ended December 31, 2011.

Assets recorded at fair value on a non-recurring basis are as follows:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Impaired loans	$1,678	$—	$—	$1,678
Other real estate owned	2,084	—	—	2,084

Total	$3,762	$—	$—	$3,762

December 31, 2011
Impaired loans	$914	$—	$—	$914
Other real estate owned	3,008	—	—	3,008

Total	$3,922	$—	$—	$3,922

Losses on assets recorded at fair value on a non-recurring basis for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Impaired loans	$127	$—	$337	$—
Other real estate owned	—	10	183	318

Total	$127	$10	$520	$318

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Impaired loans	$127	$—	$337	$—
Other real estate owned	—	10	183	318

Total	$127	$10	$520	$318

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at June 30, 2012 or December 31, 2011.

As of June 30, 2012 and December 31, 2011, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2012
Financial assets:
Cash and cash equivalents	$33,890	$33,890	$—	$—	$33,890
Available for sale securities	221,714	3,209	216,905	1,600	221,714
Held to maturity securities	7,692	—	8,444	—	8,444
Loans held for sale	598	—	598	—	598
Loans receivable-net	1,545,250	—	—	1,586,553	1,586,553
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	5,070	—	—	5,070	5,070

Financial liabilities:
Deposits	1,455,674	—	—	1,441,010	1,441,010
Mortgagors’ and investors’ escrow accounts	6,556	—	—	6,556	6,556
Advances from FHLBB	125,871	—	—	131,499	131,499

December 31, 2011
Financial assets:
Cash and cash equivalents	40,985	40,985	—	—	40,985
Available for sale securities	151,237	3,176	146,771	1,290	151,237
Held to maturity securities	9,506	—	10,380	—	10,380
Loans receivable-net	1,457,398	—	—	1,502,271	1,502,271
FHLBB stock	17,007	—	—	17,007	17,007
Accrued interest receivable	4,089	—	—	4,089	4,089

Financial liabilities:
Deposits	1,326,766	—	—	1,334,306	1,334,306
Mortgagors’ and investors’ escrow accounts	5,852	—	—	5,852	5,852
Advances from FHLBB	65,882	—	—	70,994	70,994

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

5.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$9,826	$309	$—	$10,135
Government-sponsored residential mortgage-backed securities	97,815	4,703	—	102,518
Government-sponsored residential collateralized debt obligations	24,229	130	1	24,358
Corporate debt securities	14,833	361	1,321	13,873
Obligations of states and political subdivisions	67,668	269	389	67,548

Total debt securities	214,371	5,772	1,711	218,432

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,734	143	—	2,877
Oil and gas	131	60	—	191

Total marketable equity securities	3,042	240	—	3,282

Total available for sale securities	$217,413	$6,012	$1,711	$221,714

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$7,692	$752	$—	$8,444

December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$17,207	$336	$—	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	13	110,195
Government-sponsored residential collateralized debt obligations	15,795	155	—	15,950
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,715	129	—	2,844
Oil and gas	131	60	—	191

Total marketable equity securities	3,023	226	—	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$—	$10,380

At June 30, 2012, the net unrealized gain on securities available for sale of $4.3 million, net of income taxes of $1.5 million, or $2.8 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$600	$602	$—	$—
After 1 year through 5 years	19,697	20,243	—	—
After 5 years through 10 years	4,336	4,337	—	—
After 10 years	67,694	66,374	—	—

	92,327	91,556	—	—

Mortgage-backed securities	122,044	126,876	7,692	8,444

Total debt securities	$214,371	$218,432	$7,692	$8,444

At June 30, 2012, the Company had no encumbered securities.

For the three months ended June 30, 2012 and 2011, gross gains of $146,000 and $6.3 million, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities were $28,000 and $143,000 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, gross gains of $149,000 and $6.3 million, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities were $28,000 and $171,000 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company did not own any investment or mortgage-backed securities of a single issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

There were no obligations of states and political subdivisions at December 31, 2011. The following table presents estimated fair value of obligations of states and political subdivision bonds relative to the geographic exposure at June 30, 2012:

At June 30, 2012

		Revenue Bond
State	General Obligation Bond	College & University	Fuel Sales Tax	Health Services Revenue	Building Development	Airport	Sales Tax	Water/ Sewer	Total Revenue Bonds	Total Obligations	Percentage of Total
(Dollars in thousands)

Arkansas	$1,173	$—	$—	$—	$—	$—	$—	$—	$—	$1,173	1.8%
Arizona	268	—	—	—	—	—	—	—	—	268	0.4
California	4,517	2,318	—	—	—	1,667	—	—	3,985	8,502	12.6
Colorado	—	—	—	1,573	—	—	—	—	1,573	1,573	2.3
Connecticut	337	2,331	—	—	—	—	—	—	2,331	2,668	4.0
Florida	2,189	—	—	—	400	—	—	—	400	2,589	3.8
Illinois	2,076	—	—	—	—	—	—	—	—	2,076	3.1
Indiana	—	1,716	—	—	—	—	—	—	1,716	1,716	2.5
Louisiana	1,159	—	—	—	—	—	—	—	—	1,159	1.7
Massachusetts	—	580	—	—	—	—	—	—	580	580	0.9
Maine	—	—	1,904	—	—	—	—	—	1,904	1,904	2.8
Minnesota	1,221	—	—	1,511	—	—	—	—	1,511	2,732	4.0
Mississippi	2,289	—	—	—	—	—	—	—	—	2,289	3.4
Nevada	—	—	—	—	—	2,293	—	—	2,293	2,293	3.4
New York	1,151	—	—	—	3,104	—	—	1,498	4,602	5,753	8.5
North Carolina	—	—	—	2,142	—	—	—	—	2,142	2,142	3.2
Ohio	—	—	—	2,180	—	—	—	—	2,180	2,180	3.2
Oklahoma	1,818	—	—	—	—	—	—	—	—	1,818	2.7
Oregon	—	—	—	—	—	—	—	2,315	2,315	2,315	3.4
Pennsylvania	—	—	—	—	—	—	—	3,934	3,934	3,934	5.8
South Carolina	—	—	—	—	—	—	—	2,916	2,916	2,916	4.3
Texas	3,386	2,292	—	—	—	—	1,119	—	3,411	6,797	10.1
Utah	—	—	—	—	—	—	573	—	573	573	0.9
Vermont	—	1,161	—	—	—	—	—	—	1,161	1,161	1.7
Washington	1,429	—	—	—	—	—	—	3,391	3,391	4,820	7.1
Wisconsin	—	—	—	1,617	—	—	—		1,617	1,617	2.4

	$23,013	$10,398	$1,904	$9,023	$3,504	$3,960	$1,692	$14,054	$44,535	$67,548	100.0%

The Company’s investment committee reviews state exposure on an ongoing basis. Of the $23.0 million general obligation bonds, $14.7 million are obligations of political subdivisions of the respective state.

The following table presents the types and estimated fair values of the Company’s municipal bonds based on underlying credit ratings by one or more Nationally Recognized Statistical Rating Organizations (“NRSRO”) at June 30, 2012:

State	Aaa (1)	Aa1 (2)	Aa2 (3)	Aa3m (4)	A2 (5)	Total
(Dollars in thousands)

Arkansas	$—	$—	$—	$1,173	$—	$1,173
Arizona	—	—	268	—	—	268
California	—	4,611	2,224	1,667	—	8,502
Colorado	—	—	1,573	—	—	1,573
Connecticut	—	337	—	2,331	—	2,668
Florida	400	2,189	—	—	—	2,589
Illinois	—	—	552	1,524	—	2,076
Indiana	1,716	—	—	—	—	1,716
Louisiana	—	—	1,159	—	—	1,159
Massachusetts	—	—	—	580	—	580
Maine	—	—	1,904	—	—	1,904
Minnesota	—	1,221	1,511	—	—	2,732
Mississippi	—	—	2,289	—	—	2,289
Nevada	—	—	2,293	—	—	2,293
New York	2,706	—	2,649	398	—	5,753
North Carolina	—	—	2,142	—	—	2,142
Ohio	—	—	2,180	—	—	2,180
Oklahoma	1,818	—	—	—	—	1,818
Oregon	—	—	—	2,315	—	2,315
Pennsylvania	—	—	—	3,934	—	3,934
South Carolina	—	845	—	2,071	—	2,916
Texas	2,293	—	1,119	2,255	1,130	6,797
Utah	—	—	573	—	—	573
Vermont	—	—	1,161	—	—	1,161
Washington	—	2,583	2,237	—	—	4,820
Wisconsin	—	1,617	—	—	—	1,617

Total	$8,933	$13,403	$25,834	$18,248	$1,130	$67,548

Percentage of total	13.2%	19.9%	38.2%	27.0%	1.7%	100.0%
Cumulative percentage of total	13.2%	33.1%	71.3%	98.3%	100.0%

(1)	Includes S&P AAA rated securities
(2)	Includes S&P AA+ rated securities
(3)	Includes S&P AA rated securities
(4)	Includes S&P AA- rated securities
(5)	Includes S&P A rated securities

During the six months ended June 30, 2012, the Company purchased bond obligations of states and political subdivisions. The management investment subcommittee under the direction of the ALCO committee approved various conditions including the requirement that underlying ratings be Aa3 or higher. Generally, the Company does not utilize enhanced NRSROs, which represent insurance enhancements to meet conditions. At June 30, 2012, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table shows the Company’s unamortized premiums and unaccreted discounts at June 30, 2012 and December 31, 2011:

	Par Value	Unamortized Premium	Unaccreted Discount	Amortized Cost
	(In thousands)
June 30, 2012
Available for sale
Debt securities:
U.S. Government and government-sponsored enterprise obiligations	$9,800	$27	$(1)	$9,826
Government-sponsored residential mortgage-backed securities	96,895	1,143	(223)	97,815
Government-sponsored residential collaterialized debt obligations	23,724	505	—	24,229
Corporate debt securities	16,205	—	(1,372)	14,833
Obligations of states and political subdivisions	59,856	7,812	—	67,668

Total debt securities	206,480	9,487	(1,596)	214,371

Marketable equity securities	3,042	—	—	3,042

Total available for sale securities	$209,522	$9,487	$(1,596)	$217,413

Held to maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$7,791	$—	$(99)	$7,692

December 31, 2011
Available for sale
Debt securities:
U.S. Government and government-sponsored enterprise obiligations	$17,200	$33	$(26)	$17,207
Government-sponsored residential mortgage-backed securities	104,503	1,117	(258)	105,362
Government-sponsored residential collaterialized debt obligations	15,395	400	—	15,795
Corporate debt securities	6,017	—	(95)	5,922

Total debt securities	143,115	1,550	(379)	144,286

Marketable equity securities	3,023	—	—	3,023

Total available for sale securities	$146,138	$1,550	$(379)	$147,309

Held to maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,629	$—	$(123)	$9,506

During the three and six months ended June 30, 2012, the Company recognized premium amortization, net of accretion of $104,000 and $190,000, respectively, which is an adjustment to the yield of its investment securities. Purchase premiums and discounts are recognized in interest income using the interest method over the expected terms of the securities.

The following table summarizes gross unrealized losses and fair value, aggregated by investment category and length of time the investments have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2012
Available for sale:
Debt Securities:
Government-sponsored residential collateralized debt obligations	$4,477	$1	$—	$—	$4,477	$1
Corporate debt securities	1,087	4	1,527	1,317	2,614	1,321
Obligations of states and political subdivisions	34,983	389	—	—	34,983	389

Total	$40,547	$394	$1,527	$1,317	$42,074	$1,711

December 31, 2011
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$5,040	$12	$—	$—	$5,040	$12
Government-sponsored residential collateralized debt obligations	1,890	1	—	—	1,890	1
Corporate debt securities	—	—	1,217	1,625	1,217	1,625

Total	$6,930	$13	$1,217	$1,625	$8,147	$1,638

Of the securities summarized above as of June 30, 2012, 27 issues had unrealized losses for less than twelve months and 1 issue had an unrealized loss for twelve months or more. At June 30, 2012, the Company had 28 issues with unrealized losses of 3.9% of the amortized cost basis. As of December 31, 2011, 4 issues had unrealized losses for less than twelve months and 1 issue had losses for twelve months or more.

U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Obligations of states and political subdivisions. The unrealized losses on the Company’s obligations of states and political subdivisions were caused by increases in the rate spread to comparable securities as well as the method of the independent pricing service the Company utilizes to obtain market values. Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities’ relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves. At June 30, 2012, the Company’s obligations of states and political subdivisions did not have any changes from the purchase date in the underlying credit ratings assigned by NRSROs. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity and the projected cash flows is sufficient to recover their amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Corporate debt securities. The unrealized losses on corporate debt securities are related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to three month LIBOR and market spreads on similar securities have increased. The yield on this security is 0.97% at June 30, 2012 versus a coupon rate at purchase of 5.27%. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this investment will suffer from any credit related losses. In addition, because the Company does not intend to sell the investment and it is not probable that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

6.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2012, the Company entered into their first interest rate swap to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2012, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company does not expect to reclass any amounts from accumulated other comprehensive income to interest expense during the next 12 months as the Company’s derivative has an effective date of July 2015.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of June 30, 2012, the Company had one outstanding interest rate derivative with a notional value of $50.0 million that was designated as a cash flow hedge of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of June 30, 2012. The Company had no derivatives outstanding prior to the three months ended June 30, 2012.

Fair Values of Derivative Instruments

	Derivative Liability
	June 30, 2012
	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments

Forward-starting interest rate swap	Other Liabilities	$33

Total derivatives designated as hedging instruments		$33

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations as of June 30, 2012. The Company did not any have derivatives outstanding prior to the three months ended June 30, 2012.

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended	Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2012	June 30, 2012
	(In thousands)

Forward-starting interest rate swap	$(33)	$(33)

Total	$(33)	$(33)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of June 30, 2012, the Company has not posted any collateral related to these agreements.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $33,000. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $33,000.

7.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Real estate loans:
Residential	$707,817	$680,702
Commercial	633,083	593,867
Construction	47,849	50,654

Total real estate loans	1,388,749	1,325,223

Commercial business loans	170,120	143,475
Installment loans	1,653	2,273
Collateral loans	1,744	1,958

Total loans	1,562,266	1,472,929

Net deferred loan costs and premiums	287	494
Allowance for loan losses	(17,303)	(16,025)

Loans - net	$1,545,250	$1,457,398

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and collateral loans as follows:

Loans rated 1 - 5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6: Loans in this category are considered “special mention.” These loans reflect signs of potential weakness and are being closely monitored by management.

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

The following table presents the Company’s loans by risk rating at June 30, 2012 and December 31, 2011.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
	(In thousands)
June 30, 2012

Loans rated 1-5	$694,252	$599,154	$40,592	$158,907	$3,345
Loans rated 6	1,850	14,538	4,652	3,094	—
Loans rated 7	11,715	19,391	2,605	8,119	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$707,817	$633,083	$47,849	$170,120	$3,397

December 31, 2011

Loans rated 1-5	$668,630	$566,160	$44,016	$135,212	$4,189
Loans rated 6	2,152	15,256	4,961	5,353	—
Loans rated 7	9,920	12,451	1,677	2,910	42
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$680,702	$593,867	$50,654	$143,475	$4,231

Changes in the allowance for loan losses for the periods ended June 30, 2012 and 2011 are as follows:

Three Months Ended June 30, 2012	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
	(In thousands)

Balance, beginning of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527

Provision for loan losses	765	420	(141)	10	2	125	1,181

Loans charged off	(300)	(108)	—	—	(12)	—	(420)

Recoveries of loans previously charged off	5	—	—	3	7	—	15

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Three Months Ended June 30, 2011

Balance, beginning of period	$4,886	$5,616	$1,657	$2,426	$80	$361	$15,026

Provision for loan losses	425	193	53	49	(16)	50	754

Loans charged off	(160)	(75)	—	(216)	(9)	—	(460)

Recoveries of loans previously charged off	1	—	—	3	4	—	8

Balance, end of period	$5,152	$5,734	$1,710	$2,262	$59	$411	$15,328

Six Months Ended June 30, 2012

Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Provision for loan losses	1,284	587	(198)	429	4	(221)	1,885

Loans charged off	(547)	(108)	—	(2)	(19)	—	(676)

Recoveries of loans previously charged off	10	—	—	49	10	—	69

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Six Months Ended June 30, 2011

Balance, beginning of period	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312

Provision for loan losses	656	340	57	178	(11)	286	1,506

Loans charged off	(240)	(75)	—	(216)	(17)	—	(548)

Recoveries of loans previously charged off	48	—	—	4	6	—	58

Balance, end of period	$5,152	$5,734	$1,710	$2,262	$59	$411	$15,328

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2012 and December 31, 2011 follows:

June 30, 2012	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$246	$—	$—	$110	$—	$—	$356

Amount of allowance for loan losses for loans not deemed to be impaired	5,572	7,173	1,088	2,881	44	189	16,947

Loans deemed to be impaired	10,615	1,904	1,235	1,463	33	—	15,250

Loans not deemed to be impaired	697,202	631,179	46,614	168,657	3,364	—	1,547,016

December 31, 2011

Amount of allowance for loan losses for loans deemed to be impaired	$148	$—	$—	$—	$—	$—	$148

Amount of allowance for loan losses for loans not deemed to be impaired	4,923	6,694	1,286	2,515	49	410	15,877

Loans deemed to be impaired	9,002	1,044	1,099	1,436	29	—	12,610

Loans not deemed to be impaired	671,700	592,823	49,555	142,039	4,202	—	1,460,319

The following is a summary of past due and non-accrual loans at June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
	(In thousands)
June 30, 2012
Real estate loans:
Residential	$2,104	$977	$3,956	$7,037	$—	$10,616
Commercial	195	680	562	1,437	—	1,710
Construction	—	—	—	—	—	1,235
Commercial business loans	—	30	298	328	—	1,811
Installment and collateral	10	—	33	43	—	33

Total	$2,309	$1,687	$4,849	$8,845	$—	$15,405

December 31, 2011
Real estate loans:
Residential	$6,655	$2,679	$4,759	$14,093	$—	$9,003
Commercial	109	257	196	562	—	806
Construction	—	191	93	284	—	1,099
Commercial business loans	133	200	433	766	—	1,673
Installment and collateral	5	42	—	47	—	29

Total	$6,902	$3,369	$5,481	$15,752	$—	$12,610

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,354	$8,354	$—	$7,792	$7,792	$—
Commercial	2,100	2,100	—	1,044	1,044	—
Construction	1,235	1,235	—	1,099	1,099	—
Commercial business loans	894	894	—	1,436	1,436	—
Installment and collateral loans	33	33	—	29	29	—

Total	12,616	12,616	—	11,400	11,400	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	2,261	2,261	246	1,210	1,210	148
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business loans	373	373	110	—	—	—
Installment and collateral loans	—	—	—	—	—	—

Total	2,634	2,634	356	1,210	1,210	148

Total	$15,250	$15,250	$356	$12,610	$12,610	$148

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,274	$114	$114	$4,836	$51	$51
Commercial	1,831	17	17	1,782	36	36
Construction	1,121	19	19	2,409	—	—
Commercial business loans	1,304	23	23	330	8	8
Installment and collateral loans	34	1	1	5	—	—

Total	12,564	174	174	9,362	95	95

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,703	18	18	1,557	18	18
Commercial	—	—	—	1,196	—	—
Construction	—	—	—	—	—	—
Commercial business loans	187	1	1	551	4	4
Installment and collateral loans	—	—	—	29	1	1

Total	1,890	19	19	3,333	23	23

Total	$14,454	$193	$193	$12,695	$118	$118

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,181	$190	$190	$5,133	$122	$122
Commercial	1,489	46	46	2,041	40	40
Construction	1,113	28	28	2,329	—	—
Commercial business loans	1,427	41	41	508	27	27
Installment and collateral loans	32	2	2	5	1	1

Total	12,242	307	307	10,016	190	190

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,471	37	37	1,401	20	20
Commercial	—	—	—	766	—	—
Construction	—	—	—	—	—	—
Commercial business loans	124	1	1	237	—	—
Installment and collateral loans	—	—	—	21	1	1

Total	1,595	38	38	2,425	21	21

Total	$13,837	$345	$345	$12,441	$211	$211

Management has established the allowance for loan loss in accordance with GAAP for the six months ended June 30, 2012 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2012 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2012 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

Troubled Debt Restructurings: The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the restructuring constitutes a concession by the creditor and (ii) the debtor is experiencing financial difficulties. A troubled debt restructuring may include (i) a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt, (ii) issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting debt into an equity interest, and (iii) modifications of terms of a debt.

Troubled debt restructurings during the three and six months ended June 30, 2012 are set forth in the following table:

	Three Months ended June 30, 2012			Six Months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential real estate	—	$—	$—	1	$27	$—
Construction	1	629	629	5	1,546	1,530

Total troubled debt restructuring	1	$629	$629	6	$1,573	$1,530

Troubled debt restructurings that defaulted within twelve months of restructuring during the six months ended June 30, 2012 follows:

	Number of Contracts	Recorded Investment
Residential real estate	1	$58

Total troubled debt restructuring	1	$58

There were no trouble debt restructurings that defaulted within twelve months of restructuring during the three months ended June 30, 2012.

Troubled debt restructurings during the three and six months ended June 30, 2011 are set forth in the following table:

	Three Months ended June 30, 2011			Six Months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential real estate	1	$141	$121	3	$287	$248
Construction	—	—	—	3	664	444

Total troubled debt restructuring	1	$141	$121	6	$951	$692

Troubled debt restructurings that defaulted within twelve months of restructuring during the three and six months ended June 30, 2011 follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Residential real estate	—	$—	2	$488
Commercial business	1	330	—	—

Total troubled debt restructuring	1	$330	2	$488

The majority of restructured loans were on non-accrual status as of June 30, 2012 and December 31, 2011. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $158.3 million and $160.3 million as of June 30, 2012 and December 31, 2011, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights at June 30, 2012 and 2011 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 459 and 257, respectively.

Mortgage servicing rights are included in other assets in the consolidated statement of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Mortgage servicing rights valuation:
Balance at beginning of period	$941	$832	$944	$858
Additions	4	—	83	48
Amortization	(109)	(43)	(191)	(96)

Balance at end of period	836	789	836	810

Valuation allowances:
Balance at beginning of period	(58)	—	(166)	—
Recoveries	—	21	108	21
Provisions	(27)	—	(27)	(21)

Balance at end of period	(85)	21	(85)	—

Mortgage servicing assets, net	$751	$810	$751	$810

Fair value of mortgage servicing:

assets at end of period	$1,093	$1,052	$1,093	$1,052

8.	Federal Home Loan Bank Borrowings and Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At June 30, 2012 and December 31, 2011, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. At June 30, 2012 and December 31, 2011, there were no advances outstanding under the line of credit.

Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012		December 31, 2011
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2012	$67,000	0.63%	$7,000	4.09%
2013	—	—	—	—
2014	8,112	3.70	8,112	3.70
2015	29,000	2.58	29,000	2.58
2016	3,000	2.70	3,000	2.70
Thereafter	18,759	3.76	18,770	3.76

	$125,871	1.79%	$65,882	3.22%

At June 30, 2012, four advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $340.8 million and $337.8 million at June 30, 2012 and December 31, 2011, respectively. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. The FHLBB repurchased $1.1 million of excess capital stock during the first quarter of 2012 as part of an announced program to repurchase $250 million of members’ excess stock, the first repurchase since it established a moratorium in 2008.

9.	Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of June 30, 2012, there were 14,603 restricted stock shares and 161,841 stock options that remain available for future grants under the Plan. There were 296,987 stock options granted from the Plan in 2012.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of June 30, 2012, there were 260,863 restricted stock shares and 874,267 stock options that remain available for future grants under the 2012 Plan. There were 423,532 restricted shares and 836,722 stock option awards granted from the 2012 Plan in 2012. Of the restricted shares granted, 59,525 shares are performance vested.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.2 million and $1.3 million with a related tax benefit recorded of $429,000 and $465,000 for the three and six months ended June 30, 2012 of which Director share-based compensation expense recognized (in the consolidated statements of operations as other non-interest expense) was $44,000 and $58,000, respectively, and officer share-based compensation expense recognized (in the consolidated statements of operations as salaries and benefit expense) was $1.2 million and $1.3 million, respectively. The total charge of $1.3 million for the six months ended June 30, 2012 includes $32,000 related to 2,845 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first six months of 2012.

Stock Options: The following table presents the activity related to stock options under the Plan for the six months ended June 30, 2012:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	875,446	$8.67
Granted	1,133,709	10.99
Exercised	(18,356)	7.31
Forfeited or expired	(26,048)	9.48

Outstanding at June 30, 2012	1,964,751	$10.01	8.1	$3,084

Stock options vested and exercisable at June 30, 2012	938,236	$9.30	6.4	$—

The aggregate fair value of vested options was $484,000 and $190,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the unrecognized cost related to the stock options awarded of $1.6 million will be recognized over a weighted-average period of 2.9 years.

For share-based compensation recognized for the six months ended June 30, 2012 and 2011, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	June 30, 2012	June 30, 2011
Weighted per share average fair value of options granted Assumptions:	$1.47	$4.03
Risk-free interest rate	91.00%	2.25%
Expected volatility	22.27%	50.69%
Expected dividend yield	3.28%	2.55%
Expected life of options granted	6.0 years	6.0 years

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	33,803	$8.50
Granted	423,532	10.99
Vested	(73,317)	10.64
Forfeited	(2,317)	8.24

Unvested as of June 30, 2012	381,701	$10.86

The fair value of restricted shares that vested during the six months ended June 30, 2012 and 2011 was $843,000 and $157,000, respectively. As of June 30, 2012, there was $3.8 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.4 years.

Of the remaining unvested restricted stock, 4,950 shares will vest in 2012, 176,384 in 2013, 71,517 in 2014 and 128,850 in 2015. All unvested restricted stock shares are expected to vest.

10.	Income Taxes

As of June 30, 2012 and December 31, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2007.

As of June 30, 2012 and December 31, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions.

11.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Minimum Pension Liability	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2011	$(9,300)	$2,552	$—	$(6,748)
Change	421	244	(33)	632

June 30, 2012	$(8,879)	$2,796	$(33)	$(6,116)

12.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2012, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2012 and December 31, 2011 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Rockville Bank:
June 30, 2012
Total capital to risk weighted assets	$273,142	18.1%	$120,726	8.0%	$150,907	10.0%
Tier 1 capital to risk weighted assets	255,525	16.9	60,372	4.0	90,558	6.0
Tier 1 capital to total average assets	255,525	13.6	75,265	4.0	94,081	5.0

December 31, 2011
Total capital to risk weighted assets	$264,700	19.0%	$111,511	8.0%	$139,389	10.0%
Tier 1 capital to risk weighted assets	248,270	17.8	55,760	4.0	83,640	6.0
Tier 1 capital to total average assets	248,270	14.3	69,495	4.0	86,868	5.0

Rockville Financial, Inc.:
June 30, 2012
Total capital to risk weighted assets	$345,516	22.8%	$121,181	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	327,676	21.6	60,597	4.0	N/A	N/A
Tier 1 capital to total average assets	327,676	17.4	73,371	4.0	N/A	N/A

December 31, 2011
Total capital to risk weighted assets	$355,422	25.4%	$111,812	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	338,992	24.2	55,939	4.0	N/A	N/A
Tier 1 capital to total average assets	338,992	18.9	71,820	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of June 30, 2012, $26.1 million is available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Total capital per financial statements	$322,705	$333,471
Accumulated other comprehensive loss	6,116	6,748
Intangible assets	(1,070)	(1,149)
Unrealized gains on available for sale securities includable in Tier 2 capital	108	—
Servicing assets	(75)	(78)

Total Tier 1 capital	327,784	338,992
Allowance for loan and other losses includable in Tier 2 capital	17,732	16,430

Total capital per regulatory reporting	$345,516	$355,422

13.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$68,640	$96,188
Undisbursed construction loans	69,489	67,141
Undisbursed home equity lines of credit	143,963	143,027
Undisbursed commercial lines of credit	82,049	81,033
Standby letters of credit	9,653	9,828
Unused checking overdraft lines of credit	50	89

	$373,844	$397,306

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, derivatives, income taxes, pension and other post-retirement benefits and share-based compensation.

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted- average risk rating; and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential first and second mortgages - The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

Commercial real estate - Loans in this segment are primarily income-producing properties throughout Connecticut and select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing not less than quarterly.

Construction loans - Loans in this segment primarily include commercial real estate development and residential subdivision loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial business loans - Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.

Installment and collateral loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

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

When a loan is determined to be impaired, the Bank makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals or evaluations on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal/evaluation is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Bank updates the value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.

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

Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the second quarter of 2012, the Company experienced no losses which were deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of government-sponsored mortgage-backed securities with no unrealized losses at June 30, 2012. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.

Derivative Instruments and Hedging Activities: FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records the derivative on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At June 30, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2007. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of June 30, 2012, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of June 30, 2012, our net deferred tax asset was $10.5 million and there was no valuation allowance.

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

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

The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2012 and 2011.

Income Statement Summary

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)
Net interest income	$16,891	$13,770	$3,121	$33,017	$27,165	$5,852
Provision for loan losses	1,181	754	427	1,885	1,506	379
Non-interest income	2,259	7,819	(5,560)	4,929	9,507	(4,578)
Non-interest expense	13,815	20,708	(6,893)	26,158	36,652	(10,494)

Income (loss) before income taxes	4,154	127	4,027	9,903	(1,486)	11,389
Income tax provision (benefit)	1,205	84	1,121	3,099	(507)	3,606

Net income (loss)	$2,949	$43	$2,906	$6,804	$(979)	$7,783

Net income increased $2.9 million to $2.9 million for the quarter ended June 30, 2012 compared to $43,000 for the same period last year. The increase in net income mainly resulted from the balance sheet restructuring that occurred in June 2011 involving a $122.2 million prepayment of FHLBB borrowings which resulted in a prepayment penalty of $8.9 million, $5.8 million after tax. Also contributing to the increase was the increase in net interest income of $3.1 million, due to a $1.7 million decline in the cost of FHLBB advances, a $651,000 decline in the cost of deposits and a $768,000 increase in interest and dividend income on earning assets. As part of the 2011 restructuring, the Company sold $8.2 million of available for sale securities which resulted in a pretax non-interest income gain of $6.2 million. Also offsetting the increases to net income was an increase of $1.9 million in salaries and benefits expense; $1.2 million of the increase was attributable to the inclusion of a stock award grant in the second quarter of 2012 to officers and directors following shareholder approval of the Rockville Financial, Inc. Stock Incentive Plan. The remaining increase was attributable to staff additions largely made throughout the latter portions of 2011 as the Company prepared for prudent growth. At June 30, 2012, the Company had 287 full-time equivalent employees.

Net income increased $7.8 million to $6.8 million for the six months ended June 30, 2012 compared to a $979,000 loss for the same period last year. The increase in net income mainly resulted from a contribution of $5.0 million, $3.3 million after tax, made by the Company to the Rockville Bank Foundation, Inc. during the first quarter of 2011 and the net effects of the balance sheet restructuring executed during the second quarter, including an $8.9 million pre-tax loss on extinguishment of debt and the $6.2 million pre-tax gain on the sale of available for sale securities and other salary-related events. Salaries and benefits expense was $15.6 million, an increase of $3.3 million over the six months ended June 30, 2011 as the Company positions itself for prudent growth through staff additions, and inclusive of the $1.2 million second quarter stock award grant expense previously noted. Net interest income increased $5.9 million due to the FHLBB borrowing cost savings of $3.6 million, the deposit expense savings of $1.3 million and the increase in income on earning assets of $964,000 compared with the same period in the prior year.

Net Interest Income Analysis

Average Balance Sheets, Interest and Yields/Costs: The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2012; however, no adjustment was made for the three and six months ended June 30, 2011, as the Company had no material tax-free income during that period. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2012			2011
			Annualized			Annualized
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,498,753	$17,930	4.79%	$1,423,417	$17,481	4.91%
Investment securities	218,674	1,940	3.55	186,620	1,422	3.05
Federal Home Loan Bank stock	15,867	22	0.55	17,007	13	0.31
Other earning assets	35,318	26	0.29	163,694	16	0.04

Total interest-earning assets	1,768,612	19,918	4.50%	1,790,738	18,932	4.23%

Non-interest-earning assets	117,122			76,215

Total assets	$1,885,734			$1,866,953

Interest-bearing liabilities:
NOW and money market accounts	$478,243	358	0.30%	$359,100	334	0.37%
Saving deposits (2)	209,305	83	0.16	182,739	118	0.26
Time deposits	531,301	1,805	1.36	561,638	2,445	1.74

Total interest-bearing deposits	1,218,849	2,246	0.74	1,103,477	2,897	1.05
Advances from the Federal Home Loan Bank	110,323	563	2.04	235,185	2,265	3.85

Total interest-bearing liabilities	1,329,172	2,809	0.85%	1,338,662	5,162	1.54%

Non-interest bearing liabilities	231,556			190,436

Total liabilities	1,560,728			1,529,098
Stockholders’ equity	325,006			337,855

Total liabilities and stockholders’ equity	$1,885,734			$1,866,953

Net interest-earning assets	$439,440			$452,076

Tax-equivalent net interest income (3)		17,109			13,770

Tax-equivalent net interest rate spread (4)			3.65%			2.69%

Tax-equivalent net interest margin (5)			3.87%			3.08%

Average interest-earning assets to average interest-bearing liabilities			133.06%			133.77%

Less tax-equivalent adjustment		218			—

		$16,891			$13,770

(1)	Includes loans held for sale.
(2)	Includes mortgagors’ and investors’ escrow accounts.
(3)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 30.8%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amounts reported in the statement of operations.

(4)	Tax-equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2012			2011
			Annualized			Annualized
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,487,145	$35,494	4.77%	$1,419,050	$35,016	4.94%
Investment securities	197,357	3,299	3.34	162,354	2,588	3.19
Federal Home Loan Bank stock	16,293	43	0.53	17,007	26	0.31
Other earning assets	27,393	37	0.27	160,362	31	0.04

Total interest-earning assets	1,728,188	38,873	4.50%	1,758,773	37,661	4.28%

Non-interest-earning assets	106,518			94,910

Total assets	$1,834,706			$1,853,683

Interest-bearing liabilities:
NOW and money market accounts	$453,229	634	0.28%	$352,270	691	0.39%
Saving deposits (2)	202,239	152	0.15	175,077	237	0.27
Time deposits	522,530	3,711	1.42	556,456	4,880	1.75

Total interest-bearing deposits	1,177,998	4,497	0.76	1,083,803	5,808	1.07
Advances from the Federal Home Loan Bank	98,800	1,111	2.25	245,015	4,688	3.83

Total interest-bearing liabilities	1,276,798	5,608	0.88%	1,328,818	10,496	1.58%

Non-interest bearing liabilities	228,381			245,777

Total liabilities	1,505,179			1,574,595
Stockholders’ equity	329,527			279,088

Total liabilities and stockholders’ equity	$1,834,706			$1,853,683

Net interest-earning assets	$451,390			$429,955

Tax-equivalent net interest income (3)		33,265			27,165

Tax-equivalent net interest rate spread (4)			3.62%			2.70%
Tax-equivalent net interest margin (5)			3.85%			3.09%

Average interest-earning assets to average interest-bearing liabilities			135.35%			132.36%

Less tax-equivalent adjustment		248			—

		$33,017			$27,165

(1)	Includes loans held for sale.
(2)	Includes mortgagors’ and investors’ escrow accounts.
(3)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 30.8%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amounts reported in the statement of operations.

(4)	Tax-equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2012 Compared to June 30, 2011			Six Months Ended June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$909	$(460)	$449	$1,648	$(1,170)	$478
Securities interest, dividends & income from other assets	(463)	1,000	537	(932)	1,666	734

Total earning assets	446	540	986	716	496	1,212

Interest expense:
NOW and money market accounts	97	(73)	24	170	(227)	(57)
Savings accounts	15	(50)	(35)	33	(118)	(85)
Time deposits	(142)	(498)	(640)	(324)	(845)	(1,169)

Total interest-bearing deposits	(30)	(621)	(651)	(121)	(1,190)	(1,311)
FHLBB Advances	(903)	(799)	(1,702)	(2,115)	(1,462)	(3,577)

Total interest-bearing liabilities	(933)	(1,420)	(2,353)	(2,236)	(2,652)	(4,888)

Change in tax-equivalent net interest income	$1,379	$1,960	$3,339	$2,952	$3,148	$6,100

Net Interest Income: Tax-equivalent net interest income before the provision for loan loss was $17.1 million for the three months ended June 30, 2012, compared to $13.8 million for the same period in the prior year, an increase of $3.3 million. In the second quarter of 2012, tax-equivalent interest income on earning assets was $19.9 million, an increase of $986,000, yielding an average of 4.50%, an increase of 27 basis points, as compared to the same period of 2011. Average interest-bearing liabilities decreased $9.5 million, or 0.71%, to $1.33 billion for the three months ended June 30, 2012, costing an average of 0.85%. The $9.5 million decrease in average interest-bearing liabilities mainly reflects a $124.9 million decrease in average FHLBB advances, primarily the result of a $122.2 million prepayment in the second quarter of 2011, offset by continued growth of interest-bearing deposits of $115.4 million compared to the second quarter last year. Average time deposits decreased $30.3 million in the second quarter of 2012 compared to the same period last year. Average NOW and money market account balances increased $119.1 million and average savings account balances increased $26.6 million compared to the same period last year. In the second quarter of 2012, the cost of interest-bearing liabilities was $2.8 million, a decrease of $2.4 million from the same period last year. The average cost of NOW and money market accounts decreased 7 basis points to 0.30%, the average cost of savings accounts decreased 10 basis points to 0.16%, the average cost of time deposits decreased 38 basis points to 1.36% and the average cost of FHLBB advances decreased 181 basis points to 2.04% from the second quarter of 2011.

The decrease in the average other earning assets reflects the redeployment of the excess overnight investments to the prepayment of FHLBB borrowings in the second quarter of 2011 and the purchase of treasury shares in the second quarter of 2012. Loan growth continues to remain strong with balances averaging $75.3 million higher in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, average available for sale securities increased $32.1 million over the same period in the prior year due primarily to the purchases in the first quarter of 2012. Average net interest-earning assets decreased by $12.6 million to $439.4 million. The Company’s tax-equivalent net interest margin increased 79 basis points to 3.87% compared to 3.08% for the same period in the prior year. The Company’s tax-equivalent net interest rate spread increased 96 basis points to 3.65% due to a decrease in the cost of funds of 69 basis points combined with a 27 basis point increase in the earning asset yield.

Tax-equivalent net interest income before the provision for loan loss was $33.3 million for the six months ended June 30, 2012, compared to $27.2 million for the same period in the prior year. The increase in tax-equivalent net interest income of $6.1 million, or 22.5%, is primarily due to a $21.4 million, or 5.0%, increase in average net interest-earning assets and an increase of 76 basis points in the Company’s tax-equivalent net interest margin to 3.85% as funds acquired through our second-step conversion in 2011 were initially placed in relatively low-yielding assets and redeployed to higher-yielding loans and available for sale securities. Average earning assets decreased by $30.6 million, or 1.7%, to $1.73 billion while average interest-bearing liabilities decreased $52.0 million, or 3.9% to $1.28 billion. The decrease in the average interest-bearing liabilities reflects the results of the prepayment of $122.2 million of FHLBB borrowings in the second quarter of 2011, resulting in an average reduction of borrowings of $146.2 million from the first six months of the prior year to the first six months of 2012. The Company’s tax-equivalent net interest rate spread increased 92 basis points to 3.62% from 2.70% for the same period in the prior year due to a 22 basis point increase in our average earning asset yield and a 70 basis point reduction in the cost of interest-bearing liabilities.

Interest and Dividend Income: Tax-equivalent interest and dividend income increased $986,000, or 5.2%, to $19.9 million for the three months ended June 30, 2012 from the same period in the prior year. An increase of $32.1 million of average available for sale securities combined with a 50 basis point increase in the yield on those securities resulted in $518,000 of additional interest and dividend income compared to the same quarter last year. Interest income on loans receivable increased $449,000, or 2.6%, to $17.9 million. The increase in loan interest income was due to growth in average net loans for the period of $75.3 million, or 5.3%, which was offset by a 13 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s tax-equivalent yield on interest-earning assets increased 27 basis points to 4.50% from 4.23%. The increase in the average yield was attributable to the reinvestment of the cash received in the second-step conversion from mainly low-yielding short-term investments to new loans and investments, some of them tax-free, at significantly higher yields than the second quarter of the prior year. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended June 30, 2012 compared to the same period last year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages increased 2 basis points during the past year to 0.21% at June 30, 2012 compared to 0.19% at June 30, 2011.

For the six months ended June 30, 2012, tax-equivalent interest and dividend income increased $1.2 million, or 3.2%, to $38.9 million from $37.7 million for the same period in the prior year. The Company’s average interest-earning assets decreased $30.6 million while the yield on interest-earning assets increased 22 basis points to 4.50% from 4.28% over the six month period ended June 30, 2011. An increase of $35.0 million of average available for sale securities combined with a 15 basis point increase in yield accounted for a $711,000 increase in interest and dividend income. Average net loans totaled $1.49 billion, $68.1 million higher in the first six months of 2012 than the same period last year; however the average loan yields declined 17 basis points. Interest income on loans receivable increased $478,000, or 1.4%, to $35.5 million. Dividends earned on FHLBB stock totaled $43,000 for the six months ended June 30, 2012, an increase of $17,000 over the same period in the prior year. Other earning assets, consisting mainly of overnight funds, earned $37,000 year to date compared to $31,000 for the first six months of 2011.

Interest Expense: Interest expense for the three months ended June 30, 2012 decreased $2.4 million, or 45.6%, to $2.8 million from $5.2 million compared to the same period in the prior year. In June 2011, the Company prepaid $122.2 million of higher-cost FHLBB advances which was the primary driver of a 181 basis point reduction in interest expense on advances in the second quarter of 2012 compared to the second quarter of 2011. Borrowing expense for the second quarter 2012 totaled $563,000 compared to $2.3 million in the second quarter of 2011. The interest cost on these advances averaged 2.04% in the second quarter of 2012 compared to the average rate of 3.85% in the same quarter of the prior year.

The decrease in the cost of deposits was primarily due to the impact that the sustained low interest rate environment had on the Company’s interest-bearing deposits during the second quarter of 2012. Average balances on interest-bearing deposits rose to $1.22 billion, an increase of $115.4 million. The average growth in NOW and money market and savings accounts was $119.1 million and $26.6 million, respectively, while time deposit average balances declined $30.3 million. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Deposit growth is driven by a strategy to increase low-cost commercial and retail deposits. Given historical low interest rates, customer behavior has been biased toward non-time deposit products. Additionally, the Company has opportunistically utilized brokered funding to increase low-cost funding as well as reduce interest rate risk. With the strong level of earning asset growth over the period, the Company has also increased its borrowings with an emphasis on short term funding due to the current interest rate environment. As an added interest rate risk mitigation tool, the Company added a $50 million notional interest rate risk swap that will hedge future variable rate 3-month Libor funding. The interest rate risk swap was designated as a cash flow hedge and will be effective July 1, 2015 and will swap quarterly 3 month LIBOR payments with a fixed payment with an annual rate of 2.28% for a period of seven years.

Average outstanding advances from the Federal Home Loan Bank were $110.3 million in the quarter ended June 30, 2012 compared to $235.2 million for the same period in the prior year.

Interest expense for the six months ended June 30, 2012 decreased $4.9 million, or 46.6%, to $5.6 million from $10.5 million compared to the same period in the prior year. The savings resulted from a decrease of 70 basis points paid on average interest-bearing liabilities in combination with a $52.0 million, or a 3.9%, decrease in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of having $146.2 million decline in the average balances of FHLBB advances coupled with a drop of 158 basis points in the cost of borrowings. Average balances on interest-bearing deposits rose to $1.18 billion, an increase of $94.2 million, as NOW and money market accounts increased $101.0 million and savings accounts grew $27.2 million and time deposits declined $33.9 million. Average outstanding advances from the Federal Home Loan Bank were $98.8 million with an average cost of 2.25%.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $1.2 million and $1.9 million for the three and six months ended June 30, 2012, as compared to $754,000 and $1.5 million, respectively, for the same periods in the prior year primarily due to continued assessment of estimated exposure on impaired loans and loan volume increases realized during the periods. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At June 30, 2012, the allowance for loan losses totaled $17.3 million, which represented 1.11% of total loans and 113.47% of non-performing loans compared to an allowance for loan losses of $16.0 million, which represented 1.09% of total loans and 127.08% of non-performing loans as of December 31, 2011.

Potential problem loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which are primarily transferred to the Special Assets area which totaled $42.1 million at June 30, 2012.

The Bank closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At June 30, 2012, watchlist loans totaled $66.3 million, of which $51.0 million are not considered impaired.

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

Non-interest income totaled $2.3 million for the second quarter of 2012, a decrease of $5.6 million, or 71.1%, as compared to the second quarter of 2011. The change in non-interest income was primarily attributable to lower net gains from sales of securities which totaled $118,000 for the second quarter of 2012 compared to $6.2 million for the second quarter of 2011, a decrease of $6.1 million, or 98.1%. The gains recorded in the second quarter of 2011 resulted from the sale of $8.2 million of securities which was part of the Company’s balance sheet restructuring plan. The Company sold residential mortgages totaling $928,000 in the second quarter of 2012 and earned $44,000. No residential mortgages were sold in the second quarter of 2011.

Revenue from service charges and fees for the second quarter of 2012 and 2011 totaled $1.5 million and $1.7 million, respectively, a decrease of $144,000, or 8.6%. The decrease was primarily attributable to lower loan fees generated by the Bank of $166,000, as well as lower loan servicing fees of $84,000 and lower insufficient funds charges of $11,000 which was offset by an increase of $87,000 in ATM fees and higher Infinix fees of $13,000. Other non-interest income totaled $559,000 for the second quarter of 2012 which compared to a $64,000 loss for the same period last year. The net improvement from the second quarter of 2011 to the second quarter of 2012 consisted of higher BOLI income of $429,000 resulting from an additional purchase of $25 million in life insurance policies, recognition of $101,000 in gains on mortgages held for sale and a decrease of $106,000 in the loss on the disposal of fixed assets related to the Company’s storm-damaged office in Vernon, Connecticut in 2011.

Non-interest income decreased by $4.6 million to $4.9 million for the six months ended June 30, 2012, compared to $9.5 million for the same period last year. In 2011, there were gains from the sale of securities of $6.2 million, primarily the result of the balance sheet restructuring. A net gain on the sale of loans increased $510,000, service charges and fees increased $86,000 and other income increased $877,000 in the first six months of 2012 compared to the same period in the prior year. The net increase in the service charges and fees was mainly due to an increase in ATM fees of $217,000, an increase in loan servicing income of $42,000 and an increase in Infinex fees of $31,000 which were offset by a decline of $332,000 in loan fees and a decline in insufficient funds fees of $28,000. The increase in other income was mainly attributable to an increase in BOLI income of $641,000, a $101,000 gain recognized on mortgages held for sale and a reduction in the loss on the disposal of fixed assets of $108,000.

Also, there were no other-than-temporary impairment of securities in the first six months of 2012 compared to $29,000 in 2011.

Non-interest Expense: The following table summarizes non-interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)

Salaries and employee benefits	$8,468	$6,613	$1,855	$15,591	$12,284	$3,307
Service bureau fees	1,231	1,128	103	2,288	2,187	101
Occupancy and equipment	1,036	1,100	(64)	2,101	2,266	(165)
Professional fees	828	498	330	1,546	1,182	364
Marketing and promotions	103	441	(338)	217	765	(548)
FDIC assessments	201	506	(305)	506	1,020	(514)
Other real estate owned	53	15	38	334	74	260
Contribution to Rockville Bank Foundation, Inc.	—	—	—	—	5,043	(5,043)
Loss on extinguishment of debt	—	8,914	(8,914)	—	8,914	(8,914)
Other	1,895	1,493	402	3,575	2,917	658

Total non-interest expense	$13,815	$20,708	$(6,893)	$26,158	$36,652	$(10,494)

Non-interest Expense: Non-interest expense totaled $13.8 million for the second quarter of 2012, down by $6.9 million, or 33.3%, from the second quarter of 2011. The decrease in non-interest expense primarily reflects the $8.9 million FHLBB prepayment penalty incurred in the second quarter of 2011. Excluding the FHLBB prepayment penalty, non-interest expense increased by $2.0 million or 17.1%, which primarily reflects the increases in salaries and employee benefits costs of $1.9 million, inclusive of a $1.0 million increase in share-based compensation. The remaining increase in salaries and benefits of approximately $0.9 million primarily relates to the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan. Full-time equivalent employees increased to 287 at June 30, 2012 from 252 at June 30, 2011.

For the quarter ended June 30, 2012, service bureau fees increased $103,000, or 9.1%, over the same period in 2011 due entirely to increased ATM servicing costs. Occupancy and equipment expense decreased $64,000 mainly due to decreases in property management expense of $62,000, utilities expenses of $38,000 and janitorial and supplies expense of $18,000, which were partially offset by increases in rent expense of $51,000.

Professional fees increased $330,000, in the second quarter of 2012 compared to the same period last year due to an increase of $253,000 for consulting fees and $77,000 for legal and audit fees. The increase in professional fees was necessary to consider and evaluate the infrastructure and risk management needs necessary for the Company’s growth plans. Marketing and promotions expense decreased $338,000 mainly due to reductions in spending on television, radio and print advertising expense totaling $275,000 and reductions in branch advertising and giveaways of $48,000. FDIC expense decreased $305,000 due to the FDIC’s reduction of the FDIC assessment rate and an adjustment to the assessment base. Other real estate owned expense increased $38,000 for the quarter ended June 30, 2012.

Non-interest expense as a percentage of average assets for the period ended June 30, 2012 was 2.93%, a decline of 151 basis points as compared to the three months ended June 30, 2011 of 4.44%. Adjusting the period ended June 30, 2011 for the FHLBB prepayment penalty, non-interest expense as a percentage of average assets was 2.53% or 40 basis points lower than the period ended June 30, 2012.

Non-interest expense decreased $10.5 million, or 28.6%, to $26.2 million for the six months ended June 30, 2012 compared to $36.7 million for the same period in the prior year. The operating results for the first half of 2011 included a $5.0 million expense for the cash contribution to the Foundation and an $8.9 million FHLBB prepayment penalty to the FHLBB. Excluding these events, non-interest expense increased $3.4 million, or 15.3%, for the six months ended June 30, 2012, primarily due to salaries and employee benefits expense which increased $3.3 million. The increases in salaries and employee benefits expense of $3.3 million included a $0.9 million increase in share-based compensation expense. The remaining increase in salaries and benefits expense of approximately $2.4 million primarily relates to the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan. Full-time equivalent employees increased to 287 at June 30, 2012 from 252 at June 30, 2011.

Service bureau fees increased $101,000, or 4.6%, during the six months ended June 30, 2012 from the six months ended June 30, 2011. Occupancy and equipment expense decreased $165,000 mainly due to decreases in (1) property management expense and (2) utilities and maintenance expenses which were offset by an increase in rent expense.

Professional fees increased $364,000 due to increases in consulting fees of $107,000 and internal audit and legal fees of $250,000 which were necessary to consider and evaluate the infrastructure and risk management needs to proceed with the Company’s growth plans. Marketing and promotions expense decreased $548,000 mainly due to reductions in spending on television, radio and print advertising expense totaling $497,000. FDIC assessments decreased $514,000 due to due to the FDIC’s reduction of the FDIC assessment rate and an adjustment to the assessment base. Other real estate owned expense increased primarily due to increased OREO write-downs in 2012 compared to 2011.

Non-interest expense as a percentage of average assets for the six month period ended June 30, 2012 was 2.85%, a decline of 110 basis points as compared to the six months ended June 30, 2011 of 3.95%. Adjusting the period ended June 30, 2011 for the cash contribution of the Foundation and the FHLBB prepayment penalty, non-interest expense as a percentage of average assets was 2.45% or 40 basis points lower than the period ended June 30, 2012.

Income Tax Provision: Income tax provision increased $1.1 million to $1.2 million for the three months ended June 30, 2012 as compared to $84,000 for the same period in the prior year. Income taxes are provided on an interim basis using the estimated annual effective tax rate. For the six months ended June 30, 2012, the income tax provision was $3.1 million compared to an income tax benefit of $507,000 for the six months ended June 30, 2011. The effective tax rate was 31.3% and 34.1% of pretax income for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate was attributable to the purchase of various tax-free municipal bonds.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Summary: The Company’s total assets increased $178.5 million, or 10.2%, to $1.93 billion at June 30, 2012, from $1.75 billion at December 31, 2011.

Cash and cash equivalents decreased by $7.1 million, or 17.3%, to $33.9 million at June 30, 2012 from $41.0 million at December 31, 2011. Available for sale securities increased $70.5 million, or 46.6%, to $221.7 million at June 30, 2012 from $151.2 million at year end. Held to maturity securities decreased $1.8 million, or 19.1%, to $7.7 million at June 30, 2012 from $9.5 million at year end. Net loans receivable increased $87.9 million, or 6.0%, to $1.55 billion at June 30, 2012 compared to $1.46 billion at December 31, 2011. Compared to the second quarter of 2011, average earning assets decreased by $22.1 million, or 1.2%, to $1.77 billion mainly due to the Company’s decision to prepay $122.2 million of FHLBB advances in the second quarter of 2011 utilizing funds invested in short-term investments. Partially offsetting this reduction were increases of $75.3 million and $32.1 million in average loans receivable and available for sale securities, respectively. Total deposits increased $128.9 million, or 9.7%, from December 31, 2011, to $1.46 billion at June 30, 2012. Interest-bearing deposits grew $114.4 million in the first six months of 2012 to $1.23 billion from $1.12 billion at December 31, 2011. Non-interest-bearing deposits totaled $220.9 million at June 30, 2012, an increase of $14.5 million from year-end 2011. Federal Home Loan Bank advances increased $60.0 million, or 91.1%, to $125.9 million at June 30, 2012 from $65.9 million at December 31, 2011.

Total stockholders’ equity decreased $10.8 million, or 3.2%, to $322.7 million at June 30, 2012 compared to $333.5 million at December 31, 2011 primarily due to the net purchase of 906,527 treasury shares at a cost of $10.4 million during the first six months of 2012. The Company distributed $4.9 million of dividends, or 72.6% of $6.8 million of net income, during the first six months of 2012. Additional paid-in capital decreased by $3.4 million relating to share-based compensation expense and ESOP shares released or committed to be released.

Investment Securities: At June 30, 2012, the Company’s investment portfolio was $229.4 million, or 11.9% of total assets, and consisted of available for sale securities of $221.7 million and held to maturity securities of $7.7 million. The $70.5 million increase in available for sale securities from December 31, 2011, was due to the purchase of $14.4 million of government-sponsored residential mortgage-backed securities, $9.9 million of government-sponsored residential collateralized debt obligations, $11.8 million of corporate debt securities and $68.8 million of obligations of states and political subdivisions. Purchases were offset by the proceeds received from the sale of $7.7 million of government-sponsored residential mortgage-backed securities, the sale of $3.0 million of corporate debt securities at a gain of $3,000, the sale of $1.0 million of obligations of state and political subdivisions, from principal payments of $14.2 million of government-sponsored enterprise mortgage-backed securities, $1.4 million of CMOs and from the $7.4 million of U.S. Government-sponsored enterprise obligations which were called. Net unrealized gains on available for sale securities increased to $4.3 million. At June 30, 2012, the available for sale securities portfolio was comprised of $10.1 million of U.S. Government and government-sponsored enterprise securities, $13.8 million of corporate bonds, $102.5 million of government-sponsored residential mortgage-backed securities, $24.4 million of CMOs, $67.5 million of obligations of states and political subdivisions and $3.3 million of marketable equity securities. The increase in the net unrealized gains on investment securities available for sale largely reflects the effect of lower interest rates during the quarter. The held to maturity securities portfolio had an amortized cost of $7.7 million comprised of government-sponsored residential mortgage-backed securities that had a fair market value of $8.4 million at June 30, 2012. Principal payments totaling $1.8 million were received on held to maturity securities during the six months ended June 30, 2012; there were no purchases.

During the six months ended June 30, 2012, the Company purchased $68.8 million of municipal securities, or obligations of states and political subdivisions, having a fair value of $67.5 million at June 30, 2012. The Company strategically added municipal securities with strong credit quality, high coupons, and call dates that it believes will incent the issuer to evaluate refunding at a lower market rate at the time of the call date. By adding municipal securities to the portfolio, the Company expects to achieve higher tax-adjusted yields than existing securities in the portfolio. Of the total securities purchased in the six months ended June 30, 2012, general obligation bonds had a fair value of $23.0 million, or 34.1% of total municipal securities, of which $14.7 million are obligations of political subdivisions of the respective state. The Company evaluates state exposure continuously and makes credit assessments based on market data available at the time of purchase. Given the market focus on certain issues, such as pension obligations, the Company attempts to limit direct exposure to states with significant actuarial unfunded pension obligations. However, there are instances where political subdivisions in the state may have limited exposure to statewide pension obligations which the Company views with strong credit characteristics which are in the portfolio. Revenue bonds with a fair value of $44.5 million represent 65.9% of total municipal securities at June 30, 2012. The Company limits its exposure to special purpose projects and focuses on essential service revenue bonds such as water, wastewater and school bonds. More likely than not, these types of revenue bonds require a specific level of funding or rate to cover debt service coverage of all outstanding bonds and are not subject to appropriations of state and political subdivision government entities. School funding is often subject to constitutionally mandated minimums. The Company will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

Lending Activities: Net loans receivable increased $87.9 million to $1.55 billion at June 30, 2012 from $1.46 billion at December 31, 2011. The increase was primarily due to increases in commercial real estate loans of $39.2 million, residential real estate loans of $27.1 million and commercial business loans of $26.6 million. During the second quarter of 2012, the Company sold $928,000 of residential real estate to the secondary market compared to $17.5 million in the first quarter of 2012. Real estate construction loans decreased $2.8 million to $47.8 million at June 30, 2012.

Deposits: Deposits increased $128.9 million to $1.46 billion at June 30, 2012 compared to $1.33 billion at December 31, 2011. At June 30, 2012, non-interest-bearing deposits were $220.9 million, an increase of $14.5 million, and interest-bearing deposits were $1.23 billion, an increase of $114.4 million, compared to December 31, 2011. Money market and investment savings account balances were $345.4 million, an increase of $61.7 million, regular savings and club account balances were $208.0 million, an increase of $20.1 million, and NOW account balances were $146.1 million, an increase of $14.3 million as compared to December 31, 2011. Time deposit balances were $535.2 million, an increase of $18.3 million in the first six months of 2012 from December 31, 2011. At June 30, 2012, core deposits were $920.5 million, an increase of $110.6 million from December 31, 2011. The Company has been promoting commercial deposit and cash management deposit products, competitive rate shorter-term time deposits and money market accounts in response to the competition within our marketplace to maintain existing market share and to fund loan growth and reduce borrowings.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2012, $33.9 million of the Company’s assets were invested in cash and cash equivalents compared to $41.0 million at December 31, 2011. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2012, the Company had $125.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $194.4 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $578.5 million, at June 30, 2012. In addition, the Company has uncommitted federal funds line of credit with three counterparties totaling $90.0 million at June 30, 2012. No federal funds purchased were outstanding at June 30, 2012.

At June 30, 2012, the Company had outstanding commitments to originate loans of $68.6 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $305.2 million. At June 30, 2012, time deposits scheduled to mature in less than one year totaled $292.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit migration assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase in rates	(9.09)%
50 basis point decrease in rates	(3.31)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is modeled to decrease due to a shortening of the repricing characteristics of our liability structure if interest rates rise. Also the decreasing rate scenario reflects narrower spreads and a limited opportunity to decrease deposit rates further due to their current low nominal level. At June 30, 2012, income at risk (i.e., the change in net interest income) decreased 9.09% and decreased 3.31% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At June 30, 2012, return on assets is modeled to decrease by 23 basis points and decrease by 2 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

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

The following table provides information with respect to net purchases made by Rockville Financial, Inc. of its common stock during the period ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as Part of Publicly Announced Program	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - 30, 2012	276,500	$11.71	276,500	2,026,850
May 1 - 31, 2012	275,760	11.28	275,760	1,751,090
June 1 - 30, 2012	128,219	11.29	128,219	1,622,871

Total	680,479	$11.46	680,479	1,622,871

Publicly announced program (1)

(1)	In March 2012, Rockville Financial, Inc.’s Board of Directors authorized the repurchase of up to 10% of Rockville Financial, Inc.’s then-outstanding common stock, or a maximum of 2,951,250 shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Shares acquired in this manner have not been retired by Rockville Financial, Inc. and, as a result, remain available for issuance in the future. No purchases were made in the months of January or February, 2012.

During the three months ended June 30, 2012, 403,496 shares of treasury stock were granted as part of the 2012 Stock Incentive Award Plan. Additionally, during the three months ended June 30, 2012, 18,356 shares of treasury stock were used for stock option exercises.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements filed herewith*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund
EVP, Chief Financial Officer and Treasurer

Date:	August 8, 2012