Form 10-Q
period 2012-09-30
Rockville Financial, Inc. /CT/
filed 2012-11-08
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012.

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

As of November 1, 2012, there were 28,525,999 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	September 30, 2012	December 31, 2011
ASSETS

Cash and due from banks	$14,000	$40,677
Short-term investments	24,365	308

Total cash and cash equivalents	38,365	40,985

Securities available for sale - at fair value (note 5)	245,952	151,237
Securities held to maturity - at amortized cost (note 5)	6,935	9,506
Loans held for sale	5,786	—
Loans receivable (net of allowance for loan losses of $18,079 at September 30, 2012 and $16,025 at December 31, 2011) (note 7)	1,530,617	1,457,398
Federal Home Loan Bank of Boston stock	15,867	17,007
Accrued interest receivable	5,521	4,089
Deferred tax asset, net	9,843	10,368
Premises and equipment, net	18,965	15,502
Goodwill	1,070	1,149
Cash surrender value of bank-owned life insurance	57,838	31,429
Other real estate owned	2,618	3,008
Current income tax receivable	1,316	2,848
Prepaid FDIC assessments	2,334	3,034
Other assets	6,160	2,312

	$1,949,187	$1,749,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest-bearing	$223,525	$206,416
Interest-bearing	1,253,605	1,120,350

Total deposits	1,477,130	1,326,766

Mortgagors’ and investor escrow accounts	3,364	5,852
Federal Home Loan Bank advances (note 8)	118,865	65,882
Accrued expenses and other liabilities	22,539	17,901

Total liabilities	1,621,898	1,416,401

Commitments and Contingencies (note 13)

Stockholders’ Equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)
Common stock (no par value; authorized 60,000,000 shares; 29,508,371 and 29,514,468 shares issued and 28,605,560 and 29,514,468 outstanding at September 30, 2012 and December 31, 2011, respectively)	243,776	243,776
Additional paid-in capital	12,619	15,189
Unearned compensation - ESOP	(8,592)	(9,453)
Retained earnings	94,357	90,707
Accumulated other comprehensive loss, net of tax (note 11)	(4,441)	(6,748)
Treasury stock, at cost (902,811 and 0 shares at September 30, 2012 and December 31, 2011, respectively)	(10,430)	—

Total stockholders’ equity	327,289	333,471

	$1,949,187	$1,749,872

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data) (Unaudited)	2012	2011	2012	2011
Interest and dividend income:
Loans	$17,883	$17,828	$53,377	$52,844
Securities-interest	1,733	1,244	4,742	3,579
Securities-dividends	42	45	127	324
Interest-bearing deposits	13	8	50	39

Total interest and dividend income	19,671	19,125	58,296	56,786

Interest expense:
Deposits	2,149	2,862	6,646	8,670
Borrowed funds	558	899	1,669	5,587

Total interest expense	2,707	3,761	8,315	14,257

Net-interest income	16,964	15,364	49,981	42,529
Provision for loan losses	793	754	2,678	2,260

Net interest income after provision for loan losses	16,171	14,610	47,303	40,269

Non-interest income:
Other-than-temporary impairment of securities	—	—	—	(29)
Service charges and fees	1,585	1,521	4,949	4,799
Net gain from sale of securities	214	74	335	6,275
Net gain from sales of loans	2,514	405	3,083	464
Other income	301	212	1,176	210

Total non-interest income	4,614	2,212	9,543	11,719

Non-interest expense:
Salaries and employee benefits (note 9)	8,314	6,023	23,905	18,307
Service bureau fees	946	1,110	3,234	3,297
Occupancy and equipment	1,254	1,097	3,355	3,363
Professional fees	1,049	725	2,595	1,907
Marketing and promotions	70	202	287	967
FDIC insurance assessments	268	(29)	774	991
Other real estate owned	110	2	444	76
Contribution to Rockville Bank Foundation, Inc.	—	—	—	5,043
Loss on extinguishment of debt	—	—	—	8,914
Other	2,499	1,466	6,074	4,383

Total non-interest expense	14,510	10,596	40,668	47,248

Income before income taxes	6,275	6,226	16,178	4,740

Income tax provision (note 10)	1,607	2,143	4,706	1,636

Net income	$4,668	$4,083	$11,472	$3,104

Net income per share (note 2):
Basic	$0.17	$0.14	$0.41	$0.11
Diluted	$0.17	$0.14	$0.41	$0.11

Weighted-average shares outstanding:
Basic	27,659,996	28,913,173	27,892,886	28,952,796
Diluted	27,847,021	29,035,511	28,067,129	29,036,136

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2012	2011	2012	2011

Net income	$4,668	$4,083	$11,472	$3,104

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	2,800	894	3,295	3,807
Reclassification adjustment for gains realized in income	(214)	(74)	(335)	(6,246)

Net unrealized gains (losses)	2,586	820	2,960	(2,439)
Tax effect - (benefit) expense	(906)	(288)	(1,036)	853

Net -of-tax amount	1,680	532	1,924	(1,586)

Unrealized losses on interest rate swaps designated as cash flow hedges accruing during period	(350)	—	(383)	—
Tax effect - benefit	134	—	134	—

Net -of-tax amount	(216)	—	(249)	—

Defined benefit pension plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	(5)	(12)	(16)	(36)
Gains arising during the period	310	159	930	637

Change in gains or losses and prior service costs or credits	305	147	914	601
Tax effect - expense	(107)	(51)	(320)	(210)

Net -of-tax amount - pension plans	198	96	594	391

Postretirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	—	2	—	7
Gains arising during the period	20	19	59	57

Change in gains or losses and prior service costs or credits	20	21	59	64
Tax effect	(7)	(6)	(21)	(21)

Net -of-tax amount - postretirement plans	13	15	38	43

Net -of-tax amount - pension & postretirement plans	211	111	632	434

Total other comprehensive income (loss)	1,675	643	2,307	(1,152)

Comprehensive income	$6,343	$4,726	$13,779	$1,952

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Unearned Compensation	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Loss	Shares	Amount	Equity
(In thousands, except share data) (Unaudited)

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471

Net income	—	—	—	—	11,472	-	—	—	11,472

Other comprehensive income	—	—	—	—	—	2,307	—	—	2,307

Share-based compensation expense	—	—	2,232	—	—	—	—	—	2,232

ESOP shares released or committed to be released	—	—	250	861	—	—	—	—	1,111

Cancellation of shares for tax withholding	(6,097)	—	(484)	—	(15)	—	(20,036)	235	(264)

Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,434)	—	(300)	—	(403,496)	4,734	—

Reissuance of treasury shares in connection with stock options exercised	—	—	(134)	—	—	—	(30,036)	352	218

Treasury stock purchased	—	—	—	—	—	—	1,356,379	(15,751)	(15,751)

Dividends paid ($0.26 per common share)	—	—	—	—	(7,507)	—	—	—	(7,507)

Balance at September 30, 2012	29,508,371	$243,776	$12,619	$(8,592)	$94,357	$(4,441)	902,811	$(10,430)	$327,289

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2012	2011
Cash flows from operating activities:
Net income	$11,472	$3,104
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	329	(32)
Share-based compensation expense	2,232	529
Amortization of ESOP expense	1,111	955
Provision for loan losses	2,678	2,260
Net gain from sales of securities	(335)	(6,275)
Loss on extinguishment of debt	—	8,914
Other-than-temporary impairment of securities	—	29
Loans originated for sale	(81,551)	(21,946)
Proceeds from loan sales held for sale	78,848	20,245
Net gains from sales of loans	(3,083)	(464)
Loss on sale of OREO	64	93
Write-downs of OREO	183	—
Depreciation and amortization	986	996
Loss of disposal of equipment	2	110
Deferred income tax (benefit) expense	(718)	4,687
Increase in cash surrender value of bank-owned life insurance	(1,409)	(331)
Net change in:
Deferred loan fees and premiums	91	(212)
Accrued interest receivable	(1,432)	92
Prepaid FDIC assessment	700	615
Current federal income tax receivable	1,532	(5,378)
Other assets	(3,730)	(5,143)
Accrued expenses and other liabilities	5,228	248

Net cash provided by operating activities	13,198	3,096

Cash flows from investing activities:
Proceeds from sales of available for sale securities	21,207	14,551
Proceeds from calls and maturities of available for sale securities	7,400	27,300
Principal payments on available for sale mortgage-backed securities	24,454	13,789
Purchases of available for sale securities	(144,844)	(61,037)
Principal payments on held to maturity securities	2,605	3,214
Proceeds from redemption of FHLBB stock	1,140	—
Proceeds from sale of OREO	1,637	933
Purchase of bank-owned life insurance	(25,000)	(20,000)
Loan originations, net of principal payments	(76,374)	(37,381)
Purchases of loans	(1,108)	—
Purchases of premises and equipment	(4,454)	(1,719)
Proceeds from sale of other assets	3	25

Net cash used in investing activities	(193,334)	(60,325)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	17,109	12,901
Net increase in interest-bearing deposits	133,255	65,402
Net decrease in mortgagors’ and investors’ escrow accounts	(2,488)	(3,025)
Net increase in short-term FHLBB advances	60,000	—
Repayment of long-term FHLBB advances	(7,017)	(44,336)
Prepayment of long-term Federal Home Loan Bank advances and penalty	—	(131,114)
Proceeds from exercise of stock options and stock purchase plan	179	—
Common stock repurchased	(15,751)	—
Common stock purchase by ESOP	—	(7,071)
Proceeds from stock offering, net of offering costs	—	168,044
Cancellation of Rockville Financial, MHC Inc. shares	—	9,685
Fractional shares paid	—	(22)
Cancellation of shares for tax withholding	(264)	(82)
Cash dividend paid on common stock	(7,507)	(5,062)

Net cash provided by financing activities	177,516	65,320

Net (decrease) increase in cash and cash equivalents	(2,620)	8,091

Cash and cash equivalents, beginning of period	40,985	60,708

Cash and cash equivalents, end of period	$38,365	$68,799

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Concluded

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$8,183	$14,800
Income taxes	4,131	4,950
Transfer of loans to other real estate owned	1,494	184

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

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim consolidated financial statements should be read in conjunction with the Company’s 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension and other post-retirement benefits, share-based compensation expense, valuation of deferred tax assets, the evaluation of securities for other-than-temporary impairment and derivatives.

2.	Net Income Per Share

The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data)	2012	2011	2012	2011

Net income available to common stockholders	$4,668	$4,083	$11,472	$3,104

Adjusted weighted average common shares outstanding	29,464,831	29,507,577	29,479,091	29,505,530
Less: average number of treasury shares	(900,344)	—	(649,679)	—
Less: average number of unvested ESOP award shares	(904,491)	(594,404)	(936,526)	(552,734)

Weighted-average basic shares outstanding	27,659,996	28,913,173	27,892,886	28,952,796
Dilutive effect of stock options	187,025	122,338	174,243	83,340

Weighted-average diluted shares	27,847,021	29,035,511	28,067,129	29,036,136

Net income per share:
Basic	$0.17	$0.14	$0.41	$0.11
Diluted	$0.17	$0.14	$0.41	$0.11

3.	Recent Accounting Pronouncements

Amendments to the Codification for SEC paragraphs. On August 27, 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update, (“ASU”) No. 2012-03 “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.” This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. Adoption was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

Technical Corrections and Improvements. On October 1, 2012, the FASB released ASU No. 2012-04 “Technical Corrections and Improvements.” The Update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective for the fiscal periods beginning after December 15, 2012. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

4.	Fair Value Measurements

Fair value estimates are made as of a specific point in time based on the characteristics of the assets and liabilities and relevant market information. In accordance with FASB ASC 820, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices are available in active markets for identical assets and liabilities as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:	Pricing inputs are observable for assets and liabilities, either directly or indirectly but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such instances, the determination of which category within the fair value hierarchy is appropriate for any given asset and liability is based on the lowest level of input that is significant to the fair value of the asset and liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1 and Level 2 measurements during the three and nine months ended September 30, 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$15,143	$—	$15,143	$—
Government-sponsored residential mortgage-backed securities	98,773	—	98,773	—
Government-sponsored residential collateralized debt obligations	22,746	—	22,746	—
Government-sponsored commercial mortgage-backed securities	9,390	—	9,390	—
Government-sponsored commercial collateralized debt obligations	5,150	—	5,150	—
Collaterized loan obligation	8,000	—	—	8,000
Corporate debt securities	14,446	—	12,673	1,773
Obligations of states and political subdivisions	68,977	—	68,977	—
Marketable equity securities	3,327	3,253	—	74

Total available for sale securities	$245,952	$3,253	$232,852	$9,847

Mortgage loan derivative assets	$512	$—	$512	$—
Mortgage loan derivative liabilities	(211)	—	(211)	—
Interest rate swaps	(383)	—	(383)	—

December 31, 2011
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$17,543	$—	$17,543	$—
Government-sponsored residential mortgage-backed securities	110,195	—	110,195	—
Government-sponsored residential collateralized-debt obligations	15,950	—	15,950	—
Corporate debt securities	4,300	—	3,083	1,217
Marketable equity securities	3,249	3,176	—	73

Total available for sale securities	$151,237	$3,176	$146,771	$1,290

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,600	$73	$1,290	$73
Transfers in and/or out of Level 3	—	1,150	—	1,150
Purchases, sales, issuances and settlements net	8,000	—	8,000	—
Total gains included in other comprehensive income	247	—	557	—

Balance at end of period	$9,847	$1,223	$9,847	$1,223

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

Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal bond yield curves.

Derivatives: Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are derivatives pursuant to the requirements of FASB ASC 815-10; however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.

At September 30, 2012, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows:

	September 30, 2012
(In thousands)	Notional or Principal Amount	Fair Value Adjustment
Rate Lock Commitments	$16,610	$512
Forward Sales Commitments	17,361	(211)

The Company sells the majority of its fixed rate mortgage loans with original terms of 30 years or more on a servicing retained basis. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 30% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

Hedging derivatives include interest rate swaps as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the financial instruments carried at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
Mortgage servicing rights	$870	$—	$—	$870
Impaired loans	930	—	—	930
Other real estate owned	2,618	—	—	2,618

Total	$4,418	$—	$—	$4,418

December 31, 2011
Mortgage servicing rights	$778	$—	$—	$778
Impaired loans	914	—	—	914
Other real estate owned	3,008	—	—	3,008

Total	$4,700	$—	$—	$4,700

The following is a description of the valuation methodologies used for certain assets that are recorded at fair value on a non-recurring basis.

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, measurement at fair value is on a nonrecurring basis. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure, as other real estate owned (“OREO”) in its financial statements. Upon foreclosure, the property securing the loan is recorded at fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market. Assumptions are also made are based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

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

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Mortgage servicing rights	$(39)	$(149)	$42	$(149)
Impaired loans	(43)	27	(379)	(291)
Other real estate owned	(9)	—	(64)	—

Total	$(91)	$(122)	$(401)	$(440)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at September 30, 2012 or December 31, 2011.

Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents: Carrying value is assumed to represent fair value for cash and due from banks and short-term investments, which have original maturities of 90 days or less.

Securities: Refer to the above discussion on securities.

Loans Held for Sale: The fair value of residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities as described above. The fair value of SBA loans is estimated using quoted market prices from a secondary market broker.

Loans Receivable - net: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate credit and prepayment risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

Federal Home Loan Bank of Boston stock: FHLB Boston stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed back to the FHLB Boston at par value.

Accrued Interest Receivable: Carrying value is assumed to represent fair value.

Derivative Assets: Refer to the above discussion on derivatives.

Deposits and Mortgagors’ and Investors’ Escrow Accounts: The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of period-end.

Advances from FHLBB: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

As of September 30, 2012 and December 31, 2011, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total

September 30, 2012
Financial assets:
Cash and cash equivalents	$38,365	$38,365	$—	$—	$38,365
Available for sale securities	245,952	3,253	232,853	9,846	245,952
Held to maturity securities	6,935	—	7,860	—	7,860
Loans held for sale	5,786	—	5,786	—	5,786
Loans receivable-net	1,530,617	—	—	1,566,074	1,566,074
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	5,521	—	—	5,521	5,521
Derivative assets	512	—	512	—	512

Financial liabilities:
Deposits	1,477,130	—	—	1,473,489	1,473,489
Mortgagors’ and investors’ escrow accounts	3,364	—	—	3,364	3,364
Advances from FHLBB	118,865	—	—	124,003	124,003
Derivative liabilities	211	—	211	—	211
Interest rate swaps	383	—	383	—	383

December 31, 2011
Financial assets:
Cash and cash equivalents	40,985	40,985	—	—	40,985
Available for sale securities	151,237	3,176	146,771	1,290	151,237
Held to maturity securities	9,506	—	10,380	—	10,380
Loans receivable-net	1,457,398	—	—	1,502,271	1,502,271
FHLBB stock	17,007	—	—	17,007	17,007
Accrued interest receivable	4,089	—	—	4,089	4,089

Financial liabilities:
Deposits	1,326,766	—	—	1,334,306	1,334,306
Mortgagors’ and investors’ escrow accounts	5,852	—	—	5,852	5,852
Advances from FHLBB	65,882	—	—	70,994	70,994

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

5.	Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2012
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$14,818	$325	$—	$15,143
Government-sponsored residential mortgage-backed securities	93,897	4,876	—	98,773
Government-sponsored residential collateralized debt obligations	22,597	149	—	22,746
Government-sponsored commercial mortgage-backed securities	9,222	168	—	9,390
Government-sponsored commercial collateralized debt obligations	5,050	100	—	5,150
Collateralized loan obligation	8,000	—	—	8,000
Corporate debt securities	14,893	624	1,071	14,446
Obligations of states and political subdivisions	67,536	1,527	86	68,977

Total debt securities	236,013	7,769	1,157	242,625

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	36	—	145
Mutual funds	2,743	157	—	2,900
Oil and gas	131	77	—	208

Total marketable equity securities	3,051	276	—	3,327

Total available for sale securities	$239,064	$8,045	$1,157	$245,952

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,935	$745	$—	$7,680

December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government- sponsored enterprise obligations	$17,207	$336	$—	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	13	110,195
Government-sponsored residential collateralized debt obligations	15,795	155	—	15,950
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,715	129	—	2,844
Oil and gas	131	60	—	191

Total marketable equity securities	3,023	226	—	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$—	$10,380

At September 30, 2012, the net unrealized gain on securities available for sale of $6.9 million, net of income taxes of $2.4 million, or $4.5 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Maturity:
Within 1 year	$600	$602	$—	$—
After 1 year through 5 years	19,746	20,513	—	—
After 5 years through 10 years	4,316	4,385	—	—
After 10 years	72,585	73,066	—	—

	97,247	98,566	—	—

Mortgage-backed securities	93,897	98,773	6,935	7,680
Government-sponsored residential colateralized debt obligations	22,597	22,746	—	—
Government-sponsored commercial mortgage-backed securities	9,222	9,390	—	—
Government-sponsored commercial colateralized debt obligations	5,050	5,150	—	—
Collaterized loan obligations	8,000	8,000	—	—

Total debt securities	$236,013	$242,625	$6,935	$7,680

At September 30, 2012, the Company had two encumbered securities, with a fair value of $797,000 pledged for derivative collateral.

For the three months ended September 30, 2012 and 2011, gross gains of $214,000 and $74,000, respectively, were realized on the sales of available for sale securities. There were no gross losses realized on the sale of available for sale securities for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, gross gains of $363,000 and $6.4 million, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities were $28,000 and $171,000 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company did not own any investment or mortgage-backed securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

There were no obligations of states and political subdivisions at December 31, 2011. The following table presents estimated fair value of obligations of states and political subdivision bonds relative to the geographic exposure at September 30, 2012:

At September 30, 2012
State		Revenue Bond
	General Obligation Bond	College & University	Fuel Sales Tax	Health Services Revenue	Building Development	Airport	Sales Tax	Water/ Sewer	Total Revenue Bonds	Total Obligations	Percentage of Total
(Dollars in thousands)

Arkansas	$1,179	$—	$—	$—	$—	$—	$—	$—	$—	$1,179	1.71%
Arizona	274	—	—	—	—	—	—	—	—	274	0.40%
California	4,577	2,327	—	—	—	1,689	—	—	4,016	8,593	12.46%
Colorado	—	—	—	1,599	—	—	—	—	1,599	1,599	2.32%
Connecticut	348	2,358	—	—	—	—	—	—	2,358	2,706	3.92%
Florida	2,333	—	—	—	413	—	—	—	413	2,746	3.98%
Illinois	2,121	—	—	—	—	—	—	—	—	2,121	3.07%
Indiana	—	1,760	—	—	—	—	—	—	1,760	1,760	2.55%
Louisiana	1,163	—	—	—	—	—	—	—	—	1,163	1.69%
Massachusetts	—	586	—	—	—	—	—	—	586	586	0.85%
Maine	—	—	1,927	—	—	—	—	—	1,927	1,927	2.79%
Minnesota	1,240	—	—	1,575	—	—	—	—	1,575	2,815	4.08%
Nevada	—	—	—	—	—	2,337	—	—	2,337	2,337	3.39%
New York	1,189	—	—	—	3,135	—	—	1,559	4,694	5,883	8.53%
North Carolina	—	—	—	2,234	—	—	—	—	2,234	2,234	3.24%
Ohio	—	—	—	2,250	—	—	—	—	2,250	2,250	3.26%
Oklahoma	1,838	—	—	—	—	—	—	—	—	1,838	2.66%
Oregon	—	—	—	—	—	—	—	2,414	2,414	2,414	3.50%
Pennsylvania	—	—	—	—	—	—	—	3,986	3,986	3,986	5.78%
South Carolina	—	—	—	—	—	—	—	2,980	2,980	2,980	4.32%
Texas	3,469	2,343	—	—	—	—	1,137	—	3,480	6,949	10.07%
Utah	—	—	—	—	—	—	583	—	583	583	0.85%
Vermont	—	1,202	—	—	—	—	—	—	1,202	1,202	1.74%
Washington	1,493	—	—	2,237	—	—	—	3,455	5,692	7,185	10.42%
Wisconsin	—	—	—	1,667	—	—	—	—	1,667	1,667	2.42%

	$21,224	$10,576	$1,927	$11,562	$3,548	$4,026	$1,720	$14,394	$47,753	$68,977	100.00%

The Company’s investment committee reviews state exposure on an ongoing basis. Of the $21.2 million general obligation bonds, $15.0 million are obligations of political subdivisions of the respective state.

The following table presents the types and estimated fair values of the Company’s municipal bonds based on underlying credit ratings by one or more Nationally Recognized Statistical Rating Organizations (“NRSRO”) at September 30, 2012:

State	Aaa (1)	Aa1 (2)	Aa2 (3)	Aa3 (4)	A2 (5)	Total
(Dollars in thousands)

Arkansas	$—	$—	$—	$1,179	$—	$1,179
Arizona	—	—	274	—	—	274
California	—	2,327	4,577	1,689	—	8,593
Colorado	—	—	1,599	—	—	1,599
Connecticut	—	348	—	2,358	—	2,706
Florida	413	2,333	—	—	—	2,746
Illinois	—	—	568	1,553	—	2,121
Indiana	1,760	—	—	—	—	1,760
Louisiana	—	—	1,163	—	—	1,163
Massachusetts	—	—	—	586	—	586
Maine	—	—	1,927	—	—	1,927
Minnesota	—	1,240	1,575	—	—	2,815
Nevada	—	—	2,337	—	—	2,337
New York	2,727	—	2,748	408	—	5,883
North Carolina	—	—	2,234	—	—	2,234
Ohio	—	—	2,250	—	—	2,250
Oklahoma	1,838	—	—	—	—	1,838
Oregon	—	—	—	2,414	—	2,414
Pennsylvania	—	—	—	3,986	—	3,986
South Carolina	—	854	—	2,126	—	2,980
Texas	2,343	—	1,137	2,344	1,126	6,950
Utah	—	—	583	—	—	583
Vermont	—	—	1,202	—	—	1,202
Washington	—	2,671	4,513	—	—	7,184
Wisconsin	—	1,667	—	—	—	1,667

Total	$9,081	$11,440	$28,687	$18,643	$1,126	$68,977

Percentage of total	13.2%	16.6%	41.6%	27.0%	1.6%	100.0%
Cumulative percentage of total	13.2%	29.8%	71.4%	98.4%	100.0%

(1)	Includes S&P AAA rated securities
(2)	Includes S&P AA+ rated securities
(3)	Includes S&P AA rated securities
(4)	Includes S&P AA- rated securities
(5)	Includes S&P A rated securities

During the nine months ended September 30, 2012, the Company purchased bond obligations of states and political subdivisions. The management investment subcommittee under the direction of the ALCO committee approved various conditions including the requirement that underlying ratings be Aa3 or higher. Generally, the Company does not utilize enhanced NRSRO ratings, which include credit support provided by a state credit enhancement program. At September 30, 2012, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table shows the Company’s unamortized premiums and unaccreted discounts at September 30, 2012 and December 31, 2011:

(In thousands)	Par Value	Unamortized Premium	Unaccreted Discount	Amortized Cost

September 30, 2012
Available for sale
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$14,800	$24	$(6)	$14,818
Government-sponsored residential mortgage-backed securities	92,861	1,238	(202)	93,897
Government-sponsored residential collaterialized debt obligations	22,140	457	—	22,597
Government-sponsored commercial mortgage-backed securities	9,072	150	—	9,222
Government-sponsored commercial collaterialized debt obligations	5,000	50	—	5,050
Collaterized loan obligation	8,000	—	—	8,000
Corporate debt securities	16,205	—	(1,312)	14,893
Obligations of states and political subdivisions	59,855	7,681	—	67,536

Total debt securities	227,933	9,600	(1,520)	236,013

Marketable equity securities	3,051	—	—	3,051

Total available for sale securities	$230,984	$9,600	$(1,520)	$239,064

Held to maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$7,024	$—	$(89)	$6,935

December 31, 2011
Available for sale
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$17,200	$33	$(26)	$17,207
Government-sponsored residential mortgage-backed securities	104,503	1,117	(258)	105,362
Government-sponsored residential collaterialized debt obligations	15,395	400	—	15,795
Corporate debt securities	6,017	—	(95)	5,922

Total debt securities	143,115	1,550	(379)	144,286

Marketable equity securities	3,023	—	—	3,023

Total available for sale securities	$146,138	$1,550	$(379)	$147,309

Held to maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,629	$—	$(123)	$9,506

During the three and nine months ended September 30, 2012, the Company recognized premium amortization, net of accretion of $138,000 and $329,000, respectively, which is an adjustment to the yield of its securities. Purchase premiums and discounts are recognized in interest income using the interest method over the actual terms of the securities.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2012 and December 31, 2011:

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2012
Available for sale:
Debt Securities:
Corporate debt securities	$—	$—	$1,773	$1,071	$1,773	$1,071
Obligations of states and political subdivisions	4,571	86	—	—	4,571	86

Total	$4,571	$86	$1,773	$1,071	$6,344	$1,157

December 31, 2011
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$5,040	$12	$—	$—	$5,040	$12
Government-sponsored residential collateralized debt obligations	1,890	1	—	—	1,890	1
Corporate debt securities	—	—	1,217	1,625	1,217	1,625

Total	$6,930	$13	$1,217	$1,625	$8,147	$1,638

Of the securities summarized above as of September 30, 2012, four issues had unrealized losses for less than twelve months and 1 issue had an unrealized loss for twelve months or more. At September 30, 2012, the Company had five issues with unrealized losses of 15.4% of the amortized cost basis. As of December 31, 2011, four issues had unrealized losses for less than twelve months and one issue had losses for twelve months or more.

U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Obligations of states and political subdivisions. The unrealized losses on the Company’s obligations of states and political subdivisions were caused by increases in the rate spread to comparable securities as well as the method of the independent pricing service the Company utilizes to obtain market values. Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities’ relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity and the projected cash flows is sufficient to recover their amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Corporate debt securities. The unrealized losses on corporate debt securities are related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (PRETSL XXVIII). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. The yield on this security is 0.79% at September 30, 2012 versus a coupon rate at purchase of 5.27%. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this security to be other-than-temporarily impaired at September 30, 2012.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

6.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2012, the Company entered into their first interest rate swap to hedge the variable cash flows associated with a forecasted issuance of debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2012, the Company entered into their second interest rate swap to hedge the variable cash flows associated with a forecasted issuance of debt. The Company did not record any hedge ineffectiveness since inception.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months as the Company’s earliest effective date is July 2015.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of September 30, 2012, the Company had two outstanding interest rate derivatives with a notional value of $75.0 million that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of September 30, 2012. The Company had no derivatives outstanding designed as hedging instruments prior to the three months ended June 30, 2012.

Fair Values of Derivative Instruments		September 30, 2012	December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments:

Forward-starting interest rate swap	Other Liabilities	$383	$—

Total derivatives designated as hedging instruments		$383	$—

Derivatives not designated as hedging instruments:
Mortgage loan derivative asset	Other Assets	$512	$—
Mortgage loan derivative liability	Other Liabilities	(211)	—

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of income as of September 30, 2012. The Company did not any have derivatives outstanding designed as hedging instruments prior to the three months ended June 30, 2012.

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Derivatives designated as hedging instruments:
Forward-starting interest rate swap	$(350)	$(383)

Total	$(350)	$(383)

	Amount of Gain (Loss) Recognized on Mortgage Loan Derivatives
(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Derivatives not designated as hedging instruments:
Mortgage loan derivative assets	$512	$512
Mortgage loan derivative liabilities	(211)	(211)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of September 30, 2012, the Company has pledged two securities with a fair value of $797,000 as collateral related to these agreements.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of September 30, 2012, the fair value of cash flow derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $383,000. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $383,000.

7.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	September 30, 2012	December 31, 2011

Real estate loans:
Residential	$683,578	$680,702
Commercial	640,910	593,867
Construction	50,814	50,654

Total real estate loans	1,375,302	1,325,223

Commercial business loans	170,033	143,475
Installment loans	1,317	2,273
Collateral loans	1,640	1,958

Total loans	1,548,292	1,472,929

Net deferred loan costs and premiums	404	494
Allowance for loan losses	(18,079)	(16,025)

Loans - net	$1,530,617	$1,457,398

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

Loans rated 8: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Risk Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at September 30, 2012 and December 31, 2011.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral

September 30, 2012

Loans rated 1-5	$670,959	$610,340	$42,894	$158,170	$2,906
Loans rated 6	1,834	11,863	4,705	3,894	—
Loans rated 7	10,785	18,707	3,215	7,969	51
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,578	$640,910	$50,814	$170,033	$2,957

December 31, 2011

Loans rated 1-5	$668,630	$566,160	$44,016	$135,212	$4,189
Loans rated 6	2,152	15,256	4,961	5,353	—
Loans rated 7	9,920	12,451	1,677	2,910	42
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$680,702	$593,867	$50,654	$143,475	$4,231

Changes in the allowance for loan losses for the periods ended September 30, 2012 and 2011 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total

Three Months Ended September 30, 2012
Balance, beginning of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Provision for loan losses	(146)	232	98	388	(4)	225	793

Loans charged off	(145)	—	—	—	(9)	—	(154)

Recoveries of loans previously charged off	134	—	—	—	3	—	137

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Three Months Ended September 30, 2011
Balance, beginning of period	$5,152	$5,734	$1,710	$2,262	$59	$411	$15,328

Provision for loan losses	418	607	(181)	(74)	(1)	(15)	754

Loans charged off	(552)	—	—	—	(11)	—	(563)

Recoveries of loans previously charged off	5	—	—	—	3	—	8

Balance, end of period	$5,023	$6,341	$1,529	$2,188	$50	$396	$15,527

Nine Months Ended September 30, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Provision for loan losses	1,138	819	(100)	817	—	4	2,678

Loans charged off	(692)	(108)	—	(2)	(28)	—	(830)

Recoveries of loans previously charged off	144	—	—	49	13	—	206

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Nine Months Ended September 30, 2011
Balance, beginning of period	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312

Provision for loan losses	757	973	167	104	(12)	271	2,260

Loans charged off	(475)	(101)	(291)	(216)	(28)	—	(1,111)

Recoveries of loans previously charged off	53	—	—	4	9	—	66

Balance, end of period	$5,023	$6,341	$1,529	$2,188	$50	$396	$15,527

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2012 and December 31, 2011 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total

September 30, 2012

Amount of allowance for loan losses for loans deemed to be impaired	$54	$—	$—	$170	$—	$—	$224

Amount of allowance for loan losses for loans not deemed to be impaired	5,607	7,405	1,187	3,208	34	414	17,855

Loans deemed to be impaired	9,343	1,883	1,221	1,544	32	—	14,023

Loans not deemed to be impaired	674,235	639,027	49,593	168,489	2,925	—	1,534,269

December 31, 2011

Amount of allowance for loan losses for loans deemed to be impaired	$148	$—	$—	$—	$—	$—	$148

Amount of allowance for loan losses for loans not deemed to be impaired	4,923	6,694	1,286	2,515	49	410	15,877

Loans deemed to be impaired	9,002	1,044	1,099	1,436	29	—	12,610

Loans not deemed to be impaired	671,700	592,823	49,555	142,039	4,202	—	1,460,319

The following is a summary of past due and non-accrual loans at September 30, 2012 and December 31, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual

September 30, 2012
Real estate loans:
Residential	$3,519	$1,197	$3,519	$8,235	$—	$9,343
Commercial	—	—	1,267	1,267	—	1,883
Construction	625	999	—	1,624	—	1,221
Commercial business loans	2,854	—	970	3,824	—	1,543
Installment and collateral	9	—	32	41	—	33

Total	$7,007	$2,196	$5,788	$14,991	$—	$14,023

December 31, 2011
Real estate loans:
Residential	$6,655	$2,679	$4,759	$14,093	$—	$9,003
Commercial	109	257	196	562	—	806
Construction	—	191	93	284	—	1,099
Commercial business loans	133	200	433	766	—	1,673
Installment and collateral	5	42	—	47	—	29

Total	$6,902	$3,369	$5,481	$15,752	$—	$12,610

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,325	$8,325	$—	$7,792	$7,792	$—
Commercial	1,883	1,883	—	1,044	1,044	—
Construction	1,221	1,221	—	1,099	1,099	—
Commercial business loans	1,205	1,205	—	1,436	1,436	—
Installment and collateral loans	32	32	—	29	29	—

Total	12,666	12,666	—	11,400	11,400	—

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,018	1,018	54	1,210	1,210	148
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business loans	339	339	170	—	—	—
Installment and collateral loans	—	—	—	—	—	—

Total	1,357	1,357	224	1,210	1,210	148

Total	$14,023	$14,023	$224	$12,610	$12,610	$148

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis

Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,339	$87	$87	$5,845	$57	$57
Commercial	1,991	11	11	2,401	14	14
Construction	1,228	5	5	2,290	7	7
Commercial business loans	1,050	10	10	1,177	13	13
Installment and collateral loans	33	—	—	16	—	—

Total	12,641	113	113	11,729	91	91

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,639	2	2	1,421	2	2
Commercial	—	—	—	—	—	—
Construction	—	—	—	239	3	3
Commercial business loans	357	5	5	—	—	—
Installment and collateral loans	—	—	—	10	—	—

Total	1,996	7	7	1,670	5	5

Total	$14,637	$120	$120	$13,399	$96	$96

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis

Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,217	$277	$277	$5,341	$179	$179
Commercial	1,588	57	57	2,091	54	54
Construction	1,140	33	33	2,349	7	7
Commercial business loans	1,372	51	51	753	40	40
Installment and collateral loans	32	2	2	10	1	1

Total	12,349	420	420	10,544	281	281

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,358	39	39	1,383	22	22
Commercial	—	—	—	575	—	—
Construction	—	—	—	119	3	3
Commercial business loans	178	6	6	178	—	—
Installment and collateral loans	—	—	—	16	1	1

Total	1,536	45	45	2,271	26	26

Total	$13,885	$465	$465	$12,815	$307	$307

Management has established the allowance for loan loss in accordance with GAAP for the nine months ended September 30, 2012 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2012 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2012 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three and nine months ended September 30, 2012 are set forth in the following table:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	—	$—	$—	1	$27	$—
Construction	—	—	—	5	1,546	1,552

Total troubled debt restructuring	—	$—	$—	6	$1,573	$1,552

Troubled debt restructurings that defaulted within twelve months of restructuring during the nine months ended September 30, 2012 follows:

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment

Residential real estate	3	$490

Total troubled debt restructuring	3	$490

There were no trouble debt restructurings that defaulted within twelve months of restructuring during the three months ended September 30, 2012.

Troubled debt restructurings during the three and nine months ended September 30, 2011 are set forth in the following table:

	Three Months ended September 30, 2011			Nine Months ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residential real estate	1	$64	$64	13	$1,726	$1,625
Commercial real estate	—	—	—	1	315	301
Commercial business	—	—	—	3	664	441

Total troubled debt restructuring	1	$64	$64	17	$2,705	$2,367

Troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the three and nine months ended September 30, 2011 follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Residential real estate	1	$145	3	$536
Commercial business	2	114	2	121

Total troubled debt restructuring	3	$259	5	$657

The majority of restructured loans were on non-accrual status as of September 30, 2012 and December 31, 2011. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $205.7 million and $160.3 million as of September 30, 2012 and December 31, 2011, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights at September 30, 2012 and 2011 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 595 and 429, respectively.

Mortgage servicing rights are included in other assets in the consolidated statement of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Mortgage servicing rights:
Balance at beginning of period	$836	$810	$944	$858
Additions	258	121	341	169
Amortization	(100)	(49)	(291)	(145)

Balance at end of period	994	882	994	882

Valuation allowances:
Balance at beginning of period	(85)	—	(166)	—
Recoveries	—	—	108	21
Provisions	(39)	(149)	(66)	(170)

Balance at end of period	(124)	(149)	(124)	(149)

Mortgage servicing assets, net	$870	$733	$870	$733

Fair value of mortgage servicing assets at end of period	$1,013	$1,052	$1,013	$1,052

8.	Federal Home Loan Bank Borrowings and Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). At September 30, 2012 and December 31, 2011, the Bank had access to a pre-approved secured line of credit with the FHLBB of $10.0 million. At September 30, 2012 and December 31, 2011, there were no advances outstanding under the line of credit.

Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate

2012	$60,000	0.24%	$7,000	4.09%
2013	—	—	—	—
2014	8,112	3.70	8,112	3.70
2015	29,000	2.58	29,000	2.58
2016	3,000	2.70	3,000	2.70
Thereafter	18,753	3.76	18,770	3.76

	$118,865	1.66%	$65,882	3.22%

At September 30, 2012, four advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $349.6 million and $337.8 million at September 30, 2012 and December 31, 2011, respectively. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. The FHLBB repurchased $1.1 million of excess capital stock during the first quarter of 2012 as part of an announced program to repurchase $250 million of members’ excess stock, the first repurchase since it established a moratorium in 2008.

9.	Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of September 30, 2012, there were 14,603 restricted stock shares and 161,841 stock options that remain available for future grants under the Plan. There were 296,987 stock options granted from the Plan in 2012.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of September 30, 2012, there were 260,863 restricted stock shares and 874,267 stock options that remain available for future grants under the 2012 Plan. There were 423,532 restricted shares and 836,722 stock option awards granted from the 2012 Plan in 2012. Of the restricted shares granted, 59,525 shares are performance vested.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $904,000 and $2.2 million with a related tax benefit recorded of $317,000 and $781,000 for the three and nine months ended September 30, 2012, of which Director share-based compensation expense recognized (in the consolidated statements of income as other non-interest expense) was $319,000 and $376,000, respectively, and officer share-based compensation expense recognized (in the consolidated statements of income as salaries and employee benefit expense) was $585,000 and $1.9 million, respectively. The total charge of $2.2 million for the nine months ended September 30, 2012 includes $264,000 related to 23,814 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first nine months of 2012.

Stock Options: The following table presents the activity related to stock options under the Plans for the nine months ended September 30, 2012:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	875,446	$8.67
Granted	1,133,709	10.99
Exercised	(30,036)	7.25
Forfeited or expired	(26,044)	9.48

Outstanding at September 30, 2012	1,953,075	10.03	7.8	4,377

Stock options vested and exercisable at September 30, 2012	940,408	$9.33	6.2	—

The aggregate fair value of options that vested was $541,000 and $246,000 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the unrecognized cost related to the stock options awarded of $1.4 million will be recognized over a weighted-average period of 2.8 years.

For share-based compensation recognized for the nine months ended September 30, 2012 and 2011, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	September 30, 2012	September 30, 2011
Weighted per share average fair value of options granted	$1.47	$3.77
Assumptions:
Risk-free interest rate	0.91%	1.72%
Expected volatility	22.27%	50.31%
Expected dividend yield	3.28%	2.64%
Expected life of options granted	6.0 years	6.0 years

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2011	33,803	$8.50
Granted	423,532	10.99
Vested	(76,071)	10.60
Forfeited	(2,317)	8.24

Unvested as of September 30, 2012	378,947	$10.86

The fair value of restricted shares that vested during the nine months ended September 30, 2012 and 2011 was $806,000 and $186,000, respectively. As of September 30, 2012, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.2 years.

During the nine months ended September 30, 2012, the Company granted 423,532 shares of restricted stock out of Treasury stock. In conjunction with the grant, 65,338 shares of restricted stock vested immediately. For tax purposes associated with this vesting, 20,036 shares of treasury stock were cancelled in satisfaction of the recipients’ tax liability. Total net treasury shares reissued amounted to 403,496 shares.

Of the remaining unvested restricted stock, 2,198 shares will vest in 2012, 176,382 in 2013, 71,517 in 2014 and 128,850 in 2015. All unvested restricted stock shares are expected to vest.

10.	Income Taxes

As of September 30, 2012 and December 31, 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2008.

As of September 30, 2012 and December 31, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions.

11.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

(In thousands)	Minimum Pension Liability	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss

December 31, 2011	$(9,300)	$2,552	$—	$(6,748)
Change	632	1,924	(249)	2,307

September 30, 2012	$(8,668)	$4,476	$(249)	$(4,441)

12.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2012, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2012 and December 31, 2011 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Rockville Bank:
September 30, 2012
Total capital to risk weighted assets	$279,235	18.2%	$122,471	8.0%	$153,089	10.0%
Tier 1 capital to risk weighted assets	260,599	17.0	61,245	4.0	91,868	6.0
Tier 1 capital to total average assets	260,599	13.5	77,157	4.0	96,447	5.0

December 31, 2011
Total capital to risk weighted assets	$264,700	19.0%	$111,511	8.0%	$139,389	10.0%
Tier 1 capital to risk weighted assets	248,270	17.8	55,760	4.0	83,640	6.0
Tier 1 capital to total average assets	248,270	14.3	69,495	4.0	86,868	5.0

Rockville Financial, Inc.:
September 30, 2012
Total capital to risk weighted assets	$349,210	22.7%	$122,907	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	330,573	21.5	61,473	4.0	N/A	N/A
Tier 1 capital to total average assets	330,573	17.1	77,327	4.0	N/A	N/A

December 31, 2011
Total capital to risk weighted assets	$355,422	25.4%	$111,812	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	338,992	24.2	55,939	4.0	N/A	N/A
Tier 1 capital to total average assets	338,992	18.9	71,820	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of September 30, 2012, $30.8 million is available for payment of dividends.

A reconciliation of the Company’s capital to regulatory capital is as follows:

	September 30, 2012	December 31, 2011
(In thousands)

Total capital per financial statements	$327,289	$333,471
Accumulated other comprehensive loss	4,441	6,748
Intangible assets	(1,070)	(1,149)
Unrealized gains on available for sale securities includible in Tier 2 capital	124	—
Servicing assets	(87)	(78)

Total Tier 1 capital	330,697	338,992
Allowance for loan and other losses includable in Tier 2 capital	18,513	16,430

Total capital per regulatory reporting	$349,210	$355,422

13.	Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012	December 31, 2011

Commitments to extend credit:
Commitment to grant loans	$87,652	$96,188
Undisbursed construction loans	70,340	67,141
Undisbursed home equity lines of credit	141,010	143,027
Undisbursed commercial lines of credit	77,449	81,033
Standby letters of credit	9,177	9,828
Unused checking overdraft lines of credit	52	89

	$385,680	$397,306

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

14.	Subsequent Events

On October 24, 2012, Rockville Bank (the “Bank”), the wholly-owned subsidiary of Rockville Financial, Inc. (the “Company”), announced to its employees that it will be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the freeze, participants in the plan will stop earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. The Bank will be providing additional benefits to these employees under the Rockville Bank 401(k) Plan beginning January 1, 2013.

This action will serve to limit future growth in our pension liabilities and the uncertain financial impact regarding the same. The action did not have a material impact on the September 30, 2012 quarterly results for the Company. For 2013, it is expected that the incremental decrease in pension expense will approximate $1.1 million, net of the cost of the additional 401(k) Plan expenses, and is expected to continue to diminish over time based on current modeling. Further, it is expected that accumulated other comprehensive loss will see a slight improvement of approximately $1.5 million at year end 2012, and is projected to continue to improve as the future pension liability is now capped.

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

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	We are subject to lending risk and could incur losses in our loan portfolio despite our underwriting practices. Changes in real estate values could also increase our lending risk.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	Strong competition within our market area may limit our growth and profitability.

•	We plan to open new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers.

•	Further grants of our stock benefit plans could increase our costs, which could reduce our income.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Rockville Financial, Inc., our operations and our present business environment. We believe accuracy, transparency and clarity are the primary goals of successful financial reporting. We remain committed to transparency in our financial reporting, providing our stockholders with informative financial disclosures and presenting an accurate view of our financial disclosures, financial position and operating results.

MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements (unaudited) and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. The following sections are included in MD&A:

•	Our Business — a general description of our business, our objectives and regulatory considerations.

•	Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

•	Recent Accounting Changes — a discussion of recently adopted accounting pronouncements or changes.

•	Operating Results — an analysis of our Company’s consolidated results of operations for the periods presented in our Consolidated Financial Statements.

•	Financial Condition and Management of Market and Interest Rate Risk — an overview of financial condition and market and interest rate risk.

Our Business

General

By assets, Rockville Financial, Inc. is the third largest banking institution headquartered in Connecticut with consolidated assets of $1.95 billion and stockholders’ equity of $327.3 million at September 30, 2012. The Company delivers financial services to individuals, families and businesses throughout Connecticut and the region through its 21 banking offices, its loan production office, 39 ATMs and internet website (www.rockvillebank.com). The Company’s common stock is traded on the NASDAQ Stock Exchange under the symbol “RCKB.”

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors, mortgage servicing income, mortgage origination and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expenses consist principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, other real estate owned and other operating expenses.

Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company. Uncertainty and challenges surrounding future economic growth, consumer confidence, credit availability, competitionpret and corporate earnings remains. Management believes that overall credit quality continues to be somewhat affected by weaknesses in national and regional economic conditions, including high unemployment levels, particularly in Connecticut.

Our Objectives

The Company seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking, savings and money market accounts;

•	Build high quality, profitable loan portfolios using primarily organic growth and also purchase strategies, while also developing a robust secondary mortgage banking business;

•	Build and diversify revenue streams through development of banking-related fee income;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products; and

•	Maintain a rigorous risk identification and management process.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on equity and assets, net interest margin, non-interest income, operating expenses related to total assets and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

Regulatory Considerations

Rockville Financial and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

It is difficult to predict at this time what specific impact certain provisions the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company, including any regulations promulgated by the Consumer Financial Protection Bureau. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the standardized approach for almost all banking organizations in the United States. The proposal would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Basel III standardized proposal would modify the risk weights for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals; however, we believe we will continue to exceed all estimated well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

Critical Accounting Estimates

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

General component

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential first and second mortgages — The Company establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are well collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

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

Allocated component

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

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Credit Quality

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

Other-than-Temporary Impairment of Securities: On a quarterly basis, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. It is assessed whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. After the reasons for the decline are identified, further judgments are required as to whether those conditions are likely to reverse and, if so, whether that reversal is likely to result in a recovery of the fair value of the investment in the near term. If it is judged not to be near term, a charge is taken which results in a new cost basis. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the third quarter of 2012, the Company experienced no losses which were deemed to be other-than-temporarily impaired. Held to maturity securities are comprised of government-sponsored mortgage-backed securities with no unrealized losses at September 30, 2012. Management believes the policy for evaluating securities for other-than-temporary impairment is critical because it involves significant judgments by management and could have a material impact on our net income.

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

As required by ASC 815, the Company records derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

In 1998, the Company created and has since maintained a “passive investment company” (“PIC”), as permitted by Connecticut law. At September 30, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2008. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. As of September 30, 2012, management believes it is more likely than not that the deferred tax assets will be realized through future reversals of existing taxable temporary differences. As of September 30, 2012, our net deferred tax asset was $9.8 million and there was no valuation allowance.

Pension and Other Post-retirement Benefits: We have a noncontributory defined benefit pension plan that provides benefits for substantially all employees hired before January 1, 2005 who meet certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. Our funding policy is to contribute annually the maximum amount that could be deducted for federal income tax purposes, while meeting the minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”). On October 24, 2012, the Company announced to its employees that it will be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the freeze, participants in the plan will stop earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. See Note 14, “Subsequent Events” in the Notes to Consolidated Financial Statements contained elsewhere in this report.

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

Recent Accounting Changes

See Note 3 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial position, results of operations or cash flows.

Operating Results

Executive Overview

Earnings for the third quarter of 2012 were $4.7 million, or $0.17 per diluted share, compared to $4.1 million, or $0.14 per diluted share, for the third quarter in 2011. For the nine months ended September 30, 2012 and 2011 the Company recorded earnings of $11.5 million, or $0.41 per diluted share, and $3.1 million, or $0.11 per diluted share, respectively. The Company’s results can be attributed to its continued business momentum characterized by strong revenues, balance sheet growth, increasing net interest margin, in tandem with solid asset quality.

The Company’s momentum in 2012 has also been accentuated by strong mortgage banking revenue as a result of favorable market spreads and the expansion of the residential mortgage business. In the third quarter the Company recorded gains on sales of loans of $2.5 million. This is a 101% increase over our next highest quarter.

The Company’s tax equivalent net interest margin for the three months ended September 30, 2012 was 3.80%, an increase of 10 basis points over the prior year quarter of 3.70%. The net interest margin for the nine months ended September 30, 2012 was 3.83% compared to 3.29% for the same period in 2011. The general year over year trends impacting the margin includes growth in the average balance of interest-earning assets and reductions in the Company’s cost of funds, particularly advances from the Federal Home Loan Bank of Boston. The reduction in the cost of funds has been the most prominent driver of the increase in net interest income and the margin, mainly due to repricing or maturing of interest-bearing liabilities outpacing interest-earning assets and the change in the mix of deposits from higher cost time deposits to core deposits. However, a sustained period of low interest rates is anticipated to continue, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The allowance for loan losses to total loans ratio was 1.17% and 1.09%, the allowance for loan losses to non-performing loans ratio was 128.93% and 127.08% and the ratio of non-performing loans to total loans was 0.91% and 0.86% at September 30, 2012 and December 31, 2011, respectively. A provision for loan losses of $793,000 was recorded for the current quarter compared to $754,000 for the quarter ended September 30, 2011.

The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Financial Data

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2012	2011	2012	2011

Share Data:
Diluted net income per share common	$0.17	$0.14	$0.41	$0.11
Dividends declared per share	0.09	0.075	0.26	0.17

Operating Data:
Total operating revenue	$21,578	$17,576	$59,524	$54,248
Total operating expense	14,510	10,596	40,668	47,248

Key Ratios:
Return on average assets	0.97%	0.94%	0.82%	0.23%
Return on average equity	5.73%	4.88%	4.66%	1.39%
Tax-equivalent net interest margin	3.80%	3.70%	3.83%	3.29%

Non-performing Assets:
Residential real estate	$6,911	$5,670	$6,911	$5,670
Commercial real estate	1,609	1,941	1,609	1,941
Construction	1,221	2,886	1,221	2,886
Commercial business	1,285	1,046	1,285	1,046
Installment and collateral	32	25	32	25

Total non-accrual loans	11,058	11,568	11,058	11,568
Troubled debt restructures - non-accruing	2,965	—	2,965	—

Total non-performing loans	14,023	11,568	14,023	11,568
Other real estate owned	2,618	303	2,618	303

Total non-performing assets	$16,641	$11,871	$16,641	$11,871

Non-performing loans to total loans	0.91%	0.79%	0.91%	0.79%
Non-performing assets to total assets	0.85%	0.66%	0.85%	0.66%
Allowance for loan losses to non-performing loans	128.93%	111.43%	128.93%	111.43%
Allowance for loan losses to total loans	1.17%	1.06%	1.17%	1.06%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

Tables 2 and 3 below set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2012; however, no adjustment was made for the three and nine months ended September 30, 2011, as the Company had no material tax-free income during that period. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Table 4 below presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

Table 2: Average Balance Sheets for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/ Cost	Average Balance	Interest and Dividends	Annualized Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$1,540,280	$17,883	4.64%	$1,445,825	$17,828	4.93%
Investment securities	233,104	1,991	3.42	161,817	1,278	3.16
Federal Home Loan Bank stock	15,867	20	0.50	17,007	11	0.26
Other earning assets	23,385	13	0.22	35,039	8	0.09

Total interest-earning assets	1,812,636	$19,907	4.39%	1,659,688	$19,125	4.61%

Non-interest-earning assets	122,068			81,687

Total assets	$1,934,704			$1,741,375

Interest-bearing liabilities:
NOW and money market accounts	$518,176	$381	0.29%	$372,542	$351	0.38%
Saving deposits (2)	209,197	47	0.09	182,068	106	0.23
Time deposits	525,799	1,721	1.31	557,636	2,405	1.73

Total interest-bearing deposits	1,253,172	2,149	0.69	1,112,246	2,862	1.03
Advances from the Federal Home Loan Bank	119,802	558	1.86	108,324	899	3.32

Total interest-bearing liabilities	1,372,974	2,707	0.79%	1,220,570	3,761	1.23%

Non-interest bearing liabilities	236,068			186,235

Total liabilities	1,609,042			1,406,805
Stockholders’ equity	325,662			334,570

Total liabilities and stockholders’ equity	$1,934,704			$1,741,375

Net interest-earning assets	$439,662			$439,118

Tax-equivalent net interest income (3)		17,200			15,364

Tax-equivalent net interest rate spread (4)			3.60%			3.38%
Tax-equivalent net interest margin (5)			3.80%			3.70%

Average interest-earning assets to average interest-bearing liabilities			132.02%			135.98%

Less tax-equivalent adjustment		236			—

		$16,964			$15,364

(1)	Includes loans held for sale.
(2)	Includes mortgagors’ and investors’ escrow accounts.
(3)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 30.4%. The tax- equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amounts reported in the statement of income.

(4)	Tax-equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Table 3: Average Balance Sheets for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/ Cost	Average Balance	Interest and Dividends	Annualized Yield/ Cost

Interest-earning assets:
Loans receivable, net (1)	$1,504,986	$53,377	4.73%	$1,428,073	$52,844	4.93%
Investment securities	209,359	5,308	3.38	162,173	3,866	3.18
Federal Home Loan Bank stock	16,150	63	0.52	17,007	37	0.29
Other earning assets	26,047	50	0.26	118,129	39	0.05

Total interest-earning assets	1,756,542	$58,798	4.46%	1,725,382	$56,786	4.39%

Non-interest-earning assets	111,740			90,454

Total assets	$1,868,282			$1,815,836

Interest-bearing liabilities:
NOW and money market accounts	$475,036	$1,015	0.28%	$359,101	$1,043	0.39%
Saving deposits (2)	204,575	199	0.13	177,433	342	0.26
Time deposits	523,627	5,432	1.38	556,854	7,285	1.74

Total interest-bearing deposits	1,203,238	6,646	0.74	1,093,388	8,670	1.06
Advances from the Federal Home Loan Bank	105,852	1,669	2.10	198,950	5,587	3.74

Total interest-bearing liabilities	1,309,090	8,315	0.85%	1,292,338	14,257	1.47%

Non-interest bearing liabilities	230,963			225,713

Total liabilities	1,540,053			1,518,051
Stockholders’ equity	328,229			297,785

Total liabilities and stockholders’ equity	$1,868,282			$1,815,836

Net interest-earning assets	$447,452			$433,044

Tax-equivalent net interest income (3)		50,483			42,529

Tax-equivalent net interest rate spread (4)			3.61%			2.92%
Tax-equivalent net interest margin (5)			3.83%			3.29%

Average interest-earning assets to average interest-bearing liabilities			134.18%			133.51%

Less tax-equivalent adjustment		502			—

		$49,981			$42,529

(1)	Includes loans held for sale.
(2)	Includes mortgagors’ and investors’ escrow accounts.
(3)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 30.4%. The tax- equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amounts reported in the statement of income.

(4)	Tax-equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Table 4: Rate\Volume Analysis

	Three Months Ended September 30, 2012 Compared to September 30, 2011			Nine Months Ended September 30, 2012 Compared to September 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$1,130	$(1,075)	$55	$2,779	$(2,246)	$533
Securities interest, dividends & income from other assets	815	(88)	727	(682)	2,161	1,479

Total earning assets	$1,945	$(1,163)	$782	$2,097	$(85)	$2,012

Interest expense:
NOW and money market accounts	$118	$(88)	$30	$288	$(316)	$(28)
Savings accounts	14	(73)	(59)	46	(189)	(143)
Time deposits	(148)	(536)	(684)	(471)	(1,382)	(1,853)

Total interest-bearing deposits	(16)	(697)	(713)	(137)	(1,887)	(2,024)
FHLBB Advances	109	(450)	(341)	(2,023)	(1,895)	(3,918)

Total interest-bearing liabilities	$93	$(1,147)	$(1,054)	$(2,160)	$(3,782)	$(5,942)

Change in tax-equivalent net interest income	$1,852	$(16)	$1,836	$4,257	$3,697	$7,954

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in Tables 2 and 4, tax-equivalent net interest income increased $1.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, as shown in Tables 3 and 4, tax-equivalent net interest income was $50.5 million, an increase of $8.0 million, compared to the same period in 2011. These increases were primarily due to: a) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace b) the growth in the average balance of interest-earning assets outpacing the growth in interest-bearing liabilities by $544,000 for the three month period and $14.4 million for the nine month period and c) the shift in the mix of funding sources from higher cost time deposits and borrowings to core interest and non-interest bearing deposits which was a factor in reducing the cost of funds.

For the three months ended September 30, 2012, the yield on average interest-earning assets declined by 22 basis points, while the cost of average interest-bearing liabilities declined 44 basis points, compared to the same period in 2011. As a result of the greater decline in the cost of interest-earning liabilities than the decline in the yield on interest-earning assets, the tax-equivalent net interest margin increased by 10 basis points to 3.80% for the three months ended September 30, 2012, from 3.70% for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, the yield on average interest-earning assets increased by 7 basis points, while the cost of average interest-bearing liabilities declined 62 basis points, compared to the same period in 2011. As a result of the decline in the cost of interest-earning liabilities and the increase in the yield on interest-earning assets, the tax-equivalent net interest margin increased by 54 basis points to 3.83% for the nine months ended September 30, 2012, from 3.29% for the nine months ended September 30, 2011.

Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Rockville Financial manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2012 and 2011.

Interest and Dividend Income: Tax-equivalent interest and dividend income increased $782,000, or 4.1%, to $19.9 million for the three months ended September 30, 2012 from the same period in the prior year. An increase of $71.3 million of average investment securities combined with a 26 basis point increase in the yield on those securities resulted in $713,000 of additional interest and dividend income compared to the same quarter in the prior year. Interest income on loans receivable increased $55,000, or 0.3%, to $17.9 million. The increase in loan interest income was due to growth in average net loans for the period of $94.5 million, or 6.5%, which was offset by a 29 basis point reduction on average loan yields. The average yield on interest-earning assets is primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. The Company’s tax-equivalent yield on interest-earning assets decreased 22 basis points to 4.39% from 4.61%. The decrease in the average yield was attributable to lower current market rates compared to the prior year. The effect of the lowering rates on the Company’s portfolio is delayed for adjustable-rate residential mortgage loans, with interest rates which adjust annually based on the one-year Constant Maturity Treasury Bill Index, after either a one, three, four, five, seven, or nine-year initial fixed rate period. The prime rate used as an index to re-price various commercial and home equity adjustable loans remained unchanged at 3.25% for the three months ended September 30, 2012 compared to the same period in the prior year. The one-year Constant Maturity Treasury Bill Index used to re-price adjustable rate residential mortgages increased seven basis points during the past year to 0.17% at September 30, 2012 compared to 0.10% at September 30, 2011.

For the nine months ended September 30, 2012, tax-equivalent interest and dividend income increased $2.0 million, or 3.5%, to $58.8 million from $56.8 million for the same period in the prior year. The Company’s average interest-earning assets increased $31.2 million while the yield on interest-earning assets increased 7 basis points to 4.46% from 4.39% over the nine month period ended September 30, 2012. An increase of $47.2 million of average investment securities combined with a 20 basis point increase in yield accounted for a $1.4 million increase in interest and dividend income. Average net loans totaled $1.50 billion, $76.9 million higher in the first nine months of 2012 than the same period in the prior year; however, the average loan yields declined 20 basis points. Interest income on loans receivable increased $533,000, or 1.0%, to $53.4 million. Dividends earned on FHLBB stock totaled $63,000 for the nine months ended September 30, 2012, an increase of $26,000 over the same period in the prior year. Other earning assets, consisting mainly of overnight funds, earned $50,000 year to date compared to $39,000 for the first nine months of 2011.

Interest Expense: Interest expense for the three months ended September 30, 2012 decreased $1.1 million, or 28.0%, to $2.7 million from $3.8 million compared to the same period in the prior year. Interest-bearing deposit expense in the third quarter of 2012 was $2.1 million compared to $2.9 million in the third quarter of 2011 on average balances of $1.25 billion and $1.11 billion, respectively. The cost of interest-bearing deposits was 0.69% and 1.03% for the third quarter 2012 and 2011, respectively. Borrowing expense related to advances from the FHLBB for the third quarter 2012 totaled $558,000 compared to $899,000 in the third quarter of 2011. Average outstanding advances from the Federal Home Loan Bank were $119.8 million in the quarter ended September 30, 2012 compared to $108.3 million for the same period in the prior year. The interest cost on these advances averaged 1.86% in the third quarter of 2012 compared to the average rate of 3.32% in the same quarter in the prior year.

The decrease in the cost of deposits was primarily due to the impact that the sustained low interest rate environment had on the Company’s interest-bearing deposits during the third quarter of 2012. The average growth in NOW and money market and savings accounts was $145.6 million and $27.1 million, respectively, while time deposit average balances declined $31.8 million. Generally, management would prefer to fund growth with deposits instead of wholesale borrowings. Deposit growth is driven by a strategy to increase low-cost commercial and retail deposits. Given historical low interest rates, customer behavior has been biased toward non-time deposit products. Additionally, the Company has opportunistically utilized brokered funding to increase low-cost funding as well as reduce interest rate risk. With the strong level of earning asset growth over the period, the Company has also increased its borrowings with an emphasis on short term funding due to the current interest rate environment. As an added interest rate risk mitigation tool, the Company added an additional $25 million notional interest rate risk swap that will hedge future variable rate 3-month Libor funding. The interest rate risk swap was designated as a cash flow hedge and will be effective January 4, 2016 and will swap quarterly 3-month LIBOR payments with a fixed payment with an annual rate of 2.33% for a period of seven years.

Interest expense for the nine months ended September 30, 2012 decreased $5.9 million, or 41.7%, to $8.3 million from $14.2 million compared to the same period in the prior year. The savings resulted from a decrease of 62 basis points paid on average interest-bearing liabilities which was partially offset by a $16.8 million, or a 1.3%, increase in average interest-bearing liabilities. The decrease in the cost of funds was primarily due to the impact of having $93.1 million decline in the average balances of FHLBB advances coupled with a drop of 164 basis points in the cost of borrowings. Average balances on interest-bearing deposits rose to $1.20 billion, an increase of $109.8 million, as average NOW and money market accounts increased $115.9 million, average savings accounts grew $27.1 million and time deposits decreased $33.2 million. Average outstanding advances from the Federal Home Loan Bank were $105.9 million with an average cost of 2.10%.

Provision for Loan Losses: The allowance for loan losses is maintained at a level management determined to be appropriate to absorb estimated credit losses that are probable at the dates of the financial statements. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and charges any provision for loans losses needed to current operations. The assessment considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Based on our evaluation of these factors, management recorded provisions of $793,000 and $2.7 million for the three and nine months ended September 30, 2012, as compared to $754,000 and $2.3 million, respectively, for the same periods in the prior year primarily due to continued assessment of estimated exposure on impaired loans and loan volume increases realized during the periods. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At September 30, 2012, the allowance for loan losses totaled $18.1 million, which represented 1.17% of total loans and 128.93% of non-performing loans compared to an allowance for loan losses of $16.0 million, which represented 1.09% of total loans and 127.08% of non-performing loans as of December 31, 2011.

Potential Problem Loans: The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $40.7 million at September 30, 2012 and which are generally transferred to the Special Assets area for extra attention.

The Bank closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At September 30, 2012, watchlist loans totaled $63.0 million, of which $49.0 million are not considered impaired.

Non-interest Income:

Total non-interest income was $4.6 million and $9.5 million for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, non-interest income represented 21.4% and 16.0% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2012 and 2011:

Table 5: Non-Interest Income

	Three Months Ended September 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent

Service charges and fees	$1,585	$1,521	$64	4.2%
Net gain from sales of securities	214	74	140	189.2
Net gain from sales of loans	2,514	405	2,109	520.7
Other income	301	212	89	42.0

Total non-interest income	$4,614	$2,212	$2,402	108.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2012	2011	Amount	Percent

OTTI losses on equity securities	$—	$(29)	$29	100.0%
Service charges and fees	4,949	4,799	150	3.1
Net gain from sales of securities	335	6,275	(5,940)	(94.7)
Net gain from sales of loans	3,083	464	2,619	564.4
Other income	1,176	210	966	460.0

Total non-interest income	$9,543	$11,719	$(2,176)	(18.6)%

Service Charges and Fees. Service charges and fees were $1.6 million and $4.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $64,000 and $150,000 from the comparable 2011 periods, due primarily to an increase in ATM fees resulting from increases in transaction fees and due to larger write-downs on mortgage servicing rights in the prior year periods.

Net Gain From Sales of Securities: For the three months ended September 30, 2012, the Company recorded $214,000 in net gains on security sales compared to $74,000 in the prior year period. Periodically, the Company evaluates the portfolio for prepayment risk and will act to reduce this exposure. Sales in the September 30, 2012 quarter reflect execution of this strategy. For the nine months ended September 30, 2012 the Company realized a gain of $335,000 versus a gain of $6.3 million in the prior year period a result of the balance sheet restructuring undertaken in the prior year.

Net Gain From Sales of Loans: Net gain from sales of loans was $2.5 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, an increase of $2.1 million and $2.6 million from the comparable periods of 2011, due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets. Over the course of the year, the Company has deployed more resources to its mortgage banking business with the hiring of additional mortgage loan officers and additional mortgage underwriters and processors, which is the prime driver for the increase in volume.

Other Income: Other income was $301,000 and $1.2 million for the three and nine months ended September 30, 2012, respectively, compared to $212,000 and $210,000 for the three and nine months ended September 30, 2011, respectively. The increase of $89,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily due to an increase of $385,000 in BOLI income offset by an increase of $288,000 in losses on held for sale mortgage commitments. The $966,000 increase for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is also primarily due to an increase of $1.0 million in BOLI income due to the additional purchase of $25.0 million in BOLI policies in the first quarter of 2012 and a reduction in the loss of disposed assets of $108,000 which was offset by additional losses of $187,000 on commitments of mortgages held for sale.

Non-interest Expense: The following table summarizes non-interest expense for the three and nine months ended September 30, 2012 and 2011:

Table 6: Non-Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars In thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Salaries and employee benefits	$8,314	$6,023	$2,291	38.0%	$23,905	$18,307	$5,598	30.6%
Service bureau fees	946	1,110	(164)	-14.8	3,234	3,297	(63)	-1.9
Occupancy and equipment	1,254	1,097	157	14.3	3,355	3,363	(8)	-0.2
Professional fees	1,049	725	324	44.7	2,595	1,907	688	36.1
Marketing and promotions	70	202	(132)	-65.3	287	967	(680)	-70.3
FDIC insurance assessments	268	(29)	297	-1,024.1	774	991	(217)	-21.9
Other real estate owned	110	2	108	5,400.0	444	76	368	484.2
Contribution to Rockville Bank Foundation, Inc.	—	—	—	—	—	5,043	(5,043)	-100.0
Loss on extinguishment of debt	—	—	—	—	—	8,914	(8,914)	-100.0
Other	2,499	1,466	1,033	70.5	6,074	4,383	1,691	38.6

Total non-interest expense	$14,510	$10,596	$3,914	36.9%	$40,668	$47,248	$(6,580)	-13.9%

Non-interest Expense: Non-interest expense totaled $14.5 million for the third quarter of 2012, an increase of $3.9 million, or 36.9%, from the third quarter of 2011. For the nine months ended September 30, 2012, non-interest expenses decreased $6.6 million to $40.7 million from $47.2 million for the nine months ended September 30, 2011. Excluding the $8.9 million FHLBB prepayment penalty which was part of the Bank’s restructuring of the balance sheet in 2011 and the $5.0 million contribution to the Rockville Bank Foundation, Inc. which was part of the Company’s second step conversion in 2011, the Company experienced an increase of $7.4 million non-interest expense. The increase in non-interest expense exclusive of the contribution to the Rockville Bank Foundation and the loss on the extinguishment of debt primarily reflects increases in salaries and benefits, other expenses and professional fees.

Salaries and Employee Benefits: Salaries and employee benefits was $8.3 million and $23.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $2.3 million and $5.6 million from the comparable 2011 periods. The increase is due to the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries for new hires, general merit and bonus accruals, increased employee restricted stock and option expense, an increase in deferred compensation related to an increase in volume of loan originations, as well as higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011. Future pension costs are expected to decrease in 2013 as the Company announced it would be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the hard-freeze, participants in the plan will stop earning additional benefits under the plan. See Note 14, “Subsequent Events” contained elsewhere in this report for further information on the defined benefit plan.

Other Expenses: Other expense was $2.5 million and $6.1 million for the three and nine months ended September 30, 2012, respectively, an increase of $1.0 million and $1.7 million from the comparable 2011 periods. This increase was primarily due to director restricted stock and option expense related to the June 2012 grant, charge-backs incurred on debit card transactions, telephone and other public company expenses.

Professional Fees: Professional fees was $1.0 million and $2.6 million for the three and nine months ended September 30, 2012, respectively, an increase of $324,000 and $688,000 from the comparable 2011 periods. The increase in professional fees was primarily in legal and consulting expenses as the Company continued to consider potential growth opportunities and evaluate the infrastructure and risk management needs necessary for the Company’s future growth.

Income Tax Provision: The provision for income taxes was $1.6 million and $4.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $2.1 million and $1.6 million, respectively, for the same periods in 2011. The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 25.6% and 29.1%, respectively, down from 34.4% and 34.5%, respectively for the same periods in 2011. The decrease in the effective tax rate was due largely to the benefits of tax-exempt income from the purchase of various tax-free municipal bonds and additional purchases of bank-owned life insurance.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Summary:

The Company had total assets of $1.95 billion at September 30, 2012 and $1.75 billion at December 31, 2011, an increase of $199.3 million, or 11.4%, primarily due to the increase in loans driven by strong levels of loan originations, to security purchases, principally municipal securities and to purchases of bank-owned life insurance. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank to fund the growth in loans and security and insurance purchases.

Total loans, net, of $1.53 billion, with allowance for loan and lease losses of $18.1 million at September 30, 2012 increased $73.2 million when compared to total loans, net of $1.46 billion, with allowance for loan of $16.0 million at December 31, 2011. Total deposits of $1.48 billion at September 30, 2012 increased $150.4 million when compared to total deposits of $1.33 billion at December 31, 2011. Non-interest-bearing deposits increased 8.3% and interest-bearing deposits increased 11.9% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. The Bank’s loan-to-deposit ratio was 103.6% at September 30, 2012, compared to 109.8% at December 31, 2011.

At September 30, 2012, total equity of $327.3 million decreased $6.2 million when compared to total equity of $333.5 million at December 31, 2011. Changes in equity for the nine months ended September 30, 2012 consisted of increases for net income of $11.5 million and $2.3 million of other comprehensive income primarily related to net unrealized gains on securities available for sale, and decreases for $7.5 million of dividends to common shareholders and $15.8 million for the purchase of treasury shares. At September 30, 2012, the tangible common equity ratio was 16.8% compared to 19.0% at December 31, 2011. See Note 12, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company may acquire and hold various types of securities in accordance with the guidelines of applicable federal regulations and its internal corporate investment policy. The type of securities that it may invest in include: interest-bearing deposits of federally insured banks, federal funds, U.S. government treasury and government-sponsored securities, including MBS, collateralized mortgage obligations (“CMOs”) collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”), private issue MBSs and CMOs, commercial mortgage backed securities (“CMBS”), municipal securities, corporate debt, commercial paper, banker’s acceptances, trust preferred securities, municipal bonds, mutual funds and equity securities. The securities portfolio is managed within the regulatory guidelines and corporate policy, which includes limitations on aspects such as concentrations in and type of security and investment grade, to manage risks associated with investing in securities.

The Company maintains a securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to manage interest-rate sensitivity. The portfolio is classified into two major categories: available for sale and held to maturity. At September 30, 2012, the Company’s portfolio consisted primarily of government-sponsored MBS, agency CDOs and municipal securities in available for sale and agency MBS in held to maturity. The Company’s combined securities portfolio totaled $252.9 million at September 30, 2012 compared to $160.7 million at December 31, 2011, an increase of $92.1 million. On a tax-equivalent basis, the yield in the securities portfolio for the nine months ended September 30, 2012 and 2011 was 3.38% and 3.18%, respectively.

A summary of the amortized cost, carrying value, and fair value of the Company’s securities, is presented below:

Table 7: Securities

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$14,818	$325	$—	$15,143
Government-sponsored residential mortgage-backed securities	93,897	4,876	—	98,773
Government-sponsored residential collateralized debt obligations	22,597	149	—	22,746
Government-sponsored commercial mortgage-backed securities	9,222	168	—	9,390
Government-sponsored commercial collateralized debt obligations	5,050	100	—	5,150
Collateralized loan obligation	8,000	—	—	8,000
Corporate debt securities	14,893	624	1,071	14,446
Obligations of states and political subdivisions	67,536	1,527	86	68,977

Total debt securities	236,013	7,769	1,157	242,625

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	36	—	145
Mutual funds	2,743	157	—	2,900
Oil and gas	131	77	—	208

Total marketable equity securities	3,051	276	—	3,327

Total available for sale securities	$239,064	$8,045	$1,157	$245,952

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,935	$745	$—	$7,680

December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$17,207	$336	$—	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	13	110,195
Government-sponsored residential collateralized debt obligations	15,795	155	—	15,950
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,715	129	—	2,844
Oil and gas	131	60	—	191

Total marketable equity securities	3,023	226	—	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$—	$10,380

The available for sale securities portfolio increased by $94.7 million to $245.9 million, while the held to maturity portfolio decreased by $2.6 million to $6.9 million at September 30, 2012. During the nine months ended September 30, 2012, the Company purchased $71.1 million of municipal securities, or obligations of states and political subdivisions, having a fair value of $69.0 million at September 30, 2012. The Company strategically added municipal securities with strong credit quality, high coupons, and call dates that it believes will incent the issuer to evaluate refunding at a lower market rate at the time of the call date. By adding municipal securities to the portfolio, the Company expects to achieve higher tax-adjusted yields than existing securities in the portfolio. Of the total securities purchased in the nine months ended September 30, 2012, general obligation bonds had a fair value of $21.2 million, or 30.8%, of which $15.0 million are obligations of political subdivisions of the respective state. The Company evaluates state exposure continuously and makes credit assessments based on market data available at the time of purchase. Given the market focus on certain issues, such as pension obligations, the Company attempts to limit direct exposure to states with significant actuarial unfunded pension obligations. However, there are instances where political subdivisions in the state may have limited exposure to statewide pension obligations which the Company views with strong credit characteristics which are in the portfolio. Revenue bonds with a fair value of $47.8 million represent 69.2% of total municipal securities at September 30, 2012. The Company limits its exposure to special purpose projects and focuses on essential service revenue bonds such as water, wastewater and school bonds. More likely than not, these types of revenue bonds require a specific level of funding or rate to cover debt service coverage of all outstanding bonds and are not subject to appropriations of state and political subdivision government entities. School funding is often subject to constitutionally mandated minimums. The Company will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

During the three and nine months ended September 30, 2012, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $6.3 million in securities that are in an unrealized loss position at September 30, 2012. Approximately $4.5 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $1.8 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $1.2 million at September 30, 2012. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5-Securities in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 6-Derivatives and Hedging Activities in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Lending Activities: The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of September 30, 2012 and December 31, 2011.

Table 8: Loan Portfolio

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$683,578	44.15%	$680,702	46.21%
Commercial	640,910	41.39	593,867	40.32
Construction	50,814	3.28	50,654	3.44

Total real estate loans	1,375,302	88.82	1,325,223	89.97

Commercial business loans	170,033	10.98	143,475	9.74
Installment loans	1,317	0.09	2,273	0.16
Collateral loans	1,640	0.11	1,958	0.13

Total loans	$1,548,292	100.00%	$1,472,929	100.00%

As shown in Table 8, gross loans were $1.55 billion, up $75.4 million, or 5.1%, at September 30, 2012 from year-end 2011. The Company experienced an increase in all major loan categories that was primarily attributable to the low interest rate environment which led to an increase in loan originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2012, comprising 44.2% of total loans. The increase of $2.9 million from December 31, 2011 was primarily due to origination volume partially offset by the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $237.1 million during the first nine months of the year, with approximately $155.2 million originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years or more. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and increased emphasis by the Company on the expansion of the residential mortgage business program.

Commercial real estate loans increased $47.0 million from December 31, 2011, as the Bank has experienced increased demand in refinancing commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Construction real estate loans totaled $50.8 million at September 30, 2012, an increase of $160,000 from December 31, 2011. Construction real estate loans are recorded in two segments, residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $3.9 million at September 30, 2012 compared to $2.5 million at December 31, 2011.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $46.9 million at September 30, 2012, $40.0 million of which is residential use and $6.9 million commercial use, compared to total commercial real estate construction loans of $48.1 million at December 31, 2011.

The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans. Commercial business loans increased $26.6 million from December 31, 2011, primarily due to continued focus on business development efforts within the commercial loan segment.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At September 30, 2012 the Company has one performing commercial construction loan for $106,000 for which it funded the outstanding interest reserves of approximately $16,000.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At September 30, 2012 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Quality

Rockville’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses (“ALL”). See Note 7 “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.

The following table details asset quality ratios for the following periods:

Table 9: Asset Quality Ratios

	At September 30, 2012	At December 31, 2011
Asset Quality Ratios:
Non-performing loans as a percentage of total loans	0.91%	0.86%
Non-performing loans as a percentage of total assets	0.85	0.89
Net charge-offs as a percentage of average loans and leases (1)	0.09	0.09
Allowance for loan losses as a percentage of total loans	1.17	1.09
Allowance for loan losses to non-performing loans	128.93	127.08

(1)	Calculated based on year to date charge offs, annualized

Non-performing Assets

It is the Company’s policy that loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period.

The following table details non-performing assets for the periods presented:

Table 10: Non-performing Assets

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%

Non-accrual loans:
Real estate loans:
Residential	$6,911	41.54%	$6,332	40.54%
Commercial	1,609	9.67	750	4.80
Construction	1,221	7.34	1,099	7.04
Commercial business loans	1,285	7.72	1,033	6.61
Installment and collateral	32	0.19	29	0.19

Total non-accrual loans	11,058	66.46	9,243	59.18
Troubled debt restructurings - non-accruing	2,965	17.82	3,367	21.56

Total non-performing loans	14,023	84.28	12,610	80.74
Other real estate owned	2,618	15.72	3,008	19.26

Total non-performing assets	$16,641	100.00%	15,618	100.00%

Total non-performing loans to total loans	0.91%		0.86%
Total non-performing assets to total assets	0.85%		0.89%

As displayed in Table 10, non-performing assets at September 30, 2012 increased to $16.6 million compared to $15.6 million at December 31, 2011. The increase is primarily due to loans secured by residential one-to-four family loans offset by decreases in residential real estate construction loans and commercial business loans.

The increase in non-performing residential loans of $579,000 was due to current economic conditions including, factors such as continued high unemployment rates and softness in the real estate market impacting customers’ ability to make loan payments. There are 81 loans in the residential non-performing category totaling $9.3 million, representing 1.4% of the total residential portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The increase in non-performing commercial real estate loans is primarily due to performance issues encountered under weakened economic conditions.

Troubled Debt Restructuring

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously. The Company’s policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months. Non-accrual restructured loans decreased $402,000 to $3.0 million at September 30, 2012 from $3.3 million at December 31, 2011.

The following tables provide detail of TDR balances and activity for the periods presented:

Table 11: Troubled Debt Restructuring Balances

(In thousands)	At September 30, 2012	At December 31, 2011

Recorded investment in TDRs
Accrual status	$1,552	$—
Non-accrual status	2,965	3,367

Total recorded investment	$4,517	$3,367

Accruing TDRs performing under modified terms more than one year	$1,552	$—
TDR allocated reserves included in the balance of allowance for loan losses	$—	$119
Additional funds committed to borrowers in TDR status	$535	$—

Table 12: Troubled Debt Restructuring Activity

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

TDRs, beginning of period	$4,618	$2,327	$3,367	$1,653
New TDR status	—	64	1,530	993
Paydowns/draws on existing TDRs, net	101	24	380	44
Charge-offs post modification	—	—	—	235

TDRs, end of period	$4,517	$2,367	$4,517	$2,367

Delinquent Loans:

The following table presents past due loans by loan category as of the dates indicated:

Table 13: Delinquent Loans

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	%(1)	Amount	%(1)

Real estate loans:
Residential	$8,235	1.20%	$14,093	2.07%
Commercial	1,267	0.20%	562	0.09%
Construction	1,624	3.20%	284	0.56%
Commercial business loans	3,824	2.25%	766	0.53%
Installment and collateral loans	41	1.39%	47	1.11%

Total	$14,991	0.97%	$15,752	1.07%

(1)	Percentage of past due loans to the total loans outstanding within the respective category

Allowance for Loan Losses

The allowance for loan losses (“ALL”) and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. The Company’s Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management and the Board of Directors.

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2012, actual results may prove different and the differences could be significant.

The Company’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely. The Company recognized full or partial charge-offs on collateral dependent impaired loans when the collateral is deemed to be insufficient to support the carrying value of the loan. The Company does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

The Company has a loan loss allowance of $18.1 million, or 1.17% of total loans as compared to a loan loss allowance of $16.0 million, or 1.09% of total loans at December 31, 2011. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2012 remained flat compared to December 31, 2011 and September 30, 2011.

The following table provides detail of activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2012 and 2011:

Table 14: Allowance for Loan Losses

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total

Three Months Ended
September 30, 2012
Balance, beginning of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Provision for loan losses	(146)	232	98	388	(4)	225	793

Loans charged off	(145)	—	—	—	(9)	—	(154)

Recoveries of loans previously charged off	134	—	—	—	3	—	137

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Three Months Ended
September 30, 2011
Balance, beginning of period	$5,152	$5,734	$1,710	$2,262	$59	$411	$15,328

Provision for loan losses	418	607	(181)	(74)	(1)	(15)	754

Loans charged off	(552)	—	—	—	(11)	—	(563)

Recoveries of loans previously charged off	5	—	—	—	3	—	8

Balance, end of period	$5,023	$6,341	$1,529	$2,188	$50	$396	$15,527

Nine Months Ended
September 30, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Provision for loan losses	1,138	819	(100)	817	—	4	2,678

Loans charged off	(692)	(108)	—	(2)	(28)	—	(830)

Recoveries of loans previously charged off	144	—	—	49	13	—	206

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Nine Months Ended
September 30, 2011
Balance, beginning of period	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312

Provision for loan losses	757	973	167	104	(12)	271	2,260

Loans charged off	(475)	(101)	(291)	(216)	(28)	—	(1,111)

Recoveries of loans previously charged off	53	—	—	4	9	—	66

Balance, end of period	$5,023	$6,341	$1,529	$2,188	$50	$396	$15,527

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2012, the reserve for unfunded credit commitments was $434,000 compared to a reserve for unfunded credit commitments of $405,000 at December 31, 2011.

Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits

The Company offers a wide variety of deposit products to consumer and business customers. Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. Rockville manages the flow of funds in its deposit accounts and provides an assortment of accounts and rates consistent with FDIC regulations. Rockville’s Pricing Committee meet regularly to determine pricing and marketing initiatives.

Table 15: Deposits

(In thousands)	September 30, 2012	December 31, 2011

Demand deposits	$223,525	$206,416
NOW accounts	150,178	131,794
Regular savings and club accounts	205,519	187,965
Money market and investment savings	379,677	283,744

Total core deposits	958,899	809,919
Time deposits	518,231	516,847

Total deposits	$1,477,130	$1,326,766

Total deposits amounted to $1.48 billion at September 30, 2012, up $150.4 million from the balance at December 31, 2011. Core deposits increased $149.0 million, or 18.4%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $41.7 million at September 30, 2012. The Bank did not hold any brokered certificates at December 31, 2011. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.44 billion at September 30, 2012. Rockville Bank is a member of the Certificate Deposit Account Registry Service (“CDARS) network.

Borrowings

The Company also uses various types of short-term and long-term borrowings in meeting funding needs. While customer deposits remain the primary source for funding loan originations, management uses short-term and long-term borrowings as a supplementary funding source for loan growth and other liquidity needs when the cost of these funds are favorable compared to alternative funding, including deposits.

Rockville Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLB in order for the Bank to access advances and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.

Total Federal Home Loan Bank advances increased $53.0 million to $118.9 million at September 30, 2012 compared to $65.9 million at December 31, 2011. This increase is a result of greater utilization of FHLBB advances at lower interest rates and combined with the growth in our core deposits assisted the Company to help fund the growth in our loan and securities portfolios and meet other liquidity needs, while effectively managing interest rate risk, At September 30, 2012, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.20% to 4.39%. Borrowings represented 6.1% and 3.8% of assets at September 30, 2012 and December 31, 2011, respectively, and 5.4% at September 30, 2011.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2012, $38.4 million of the Company’s assets were invested in cash and cash equivalents compared to $41.0 million at December 31, 2011. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2012, the Company had $118.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $210.3 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit borrowings to 30% of total assets, or $584.8 million, at September 30, 2012. In addition, the Company has uncommitted federal funds line of credit with three counterparties totaling $90.0 million at September 30, 2012. No federal funds purchased were outstanding at September 30, 2012.

At September 30, 2012, the Company had outstanding commitments to originate loans of $88.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $298.1 million. At September 30, 2012, time deposits scheduled to mature in less than one year totaled $275.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville’s main source of liquidity at the parent company level is dividends from Rockville Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of Rockville Bank’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2012, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 12, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

The liquidity position of the Company is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented would have a material adverse effect on the Company. The Company has a detailed liquidity contingency plan which is designed to respond to liquidity concerns in a prompt and comprehensive manner. It is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling longer-term 1-4 family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, and (iv) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit migration assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase in rates	(6.00)%
50 basis point decrease in rates	(2.04)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet income is modeled to decrease due to a shortening of the repricing characteristics of our liability structure if interest rates rise. Also the decreasing rate scenario reflects narrower spreads and a limited opportunity to decrease deposit rates further due to their current low nominal level. At September 30, 2012, income at risk (i.e., the change in net interest income) decreased 6.00% and decreased 2.04% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At September 30, 2012, return on assets is modeled to decrease by 17 basis points and decrease by 3 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The following table provides information with respect to net purchases made by Rockville Financial, Inc. of its common stock during the period ended September 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as Part of Publicly Announced Program	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - 31, 2012	10,000	$11.68	10,000	1,612,871
August 1 - 31, 2012	17,000	11.70	17,000	1,595,871
September 1 - 30, 2012	1,000	11.79	1,000	1,594,871

Total	28,000	$11.70	28,000	1,594,871

Publicly announced program (1)

(1)	In March 2012, Rockville Financial, Inc.’s Board of Directors authorized the repurchase of up to 10% of Rockville Financial, Inc.’s then-outstanding common stock, or a maximum of 2,951,250 shares. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Shares acquired in this manner have not been retired by Rockville Financial, Inc. and, as a result, remain available for issuance in the future. No purchases were made in the months of January or February, 2012.

During the three months ended September 30, 2012, 11,680 shares of treasury stock were used for stock option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund
EVP, Chief Financial Officer and Treasurer

Date:	November 8, 2012