Form 10-K
period 2012-12-31
Rockville Financial, Inc. /CT/
filed 2013-03-14
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    ☐  Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2012 was $299.6 million based upon the closing price of $11.57 as of June 30, 2012, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.

As of February 28, 2013, there were 27,992,974 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2012 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

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

Factors that have a material adverse effect on operations include, but are not limited to, the following:

•	Local, regional, national and international business or economic conditions may differ from those expected.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business.

•	The ability to increase market share and control expenses may be more difficult than anticipated.

•

Changes in government regulations (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses, including those under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Basel III update to the Basel Accords.

•

Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting.

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	Technological changes and cyber-security matters.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio.

•	Strong competition within our market area may limit our growth and profitability.

•	We plan to open new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers.

•	Changes in the level of non-performing assets and charge-offs.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 1.    Business

General

Rockville Financial, Inc. (the “Company,” “Rockville,” “our company,” “we” or “us”), is headquartered in Rockville, Connecticut. Rockville Financial, Inc. is a Connecticut Corporation and the holding company for Rockville Bank (“the Bank”). Effective March 3, 2011 the Company completed the “second-step” conversion of Rockville Bank from a mutual holding company structure to a stock holding company structure. Rockville Financial’s principal asset at December 31, 2012 is all of the outstanding capital stock of Rockville Bank, a wholly-owned subsidiary of the Company. Rockville had assets of $2.0 billion and equity of $320.6 million at December 31, 2012.

The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. Rockville, through Rockville Bank, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 21 banking offices, two loan production offices, 37 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com). In addition, the Company expanded its branch footprint with the opening of its new Banking Center in West Hartford, CT in January 2013. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Rockville’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas it serves. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans, a variety of deposit products and financial advisory products and services.

Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth and providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and acquisition opportunities in our market area, expansion of our mortgage banking division including the planned sales of fixed rate mortgages in the secondary market and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base. With our second-step conversion, our goal is to transform from a thrift model to a high performing commercial community bank.

Competition

The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance and mortgage companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than Rockville. Competition from both bank and non-bank organizations is expected to continue. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking regulatory reform.

The Company faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers and commercial banks and from other non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current branch offices are located in Connecticut in Hartford, New London and Tolland Counties. In addition, we maintain a limited service commercial loan production office and a mortgage loan origination office in New Haven County. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area. Our main office is located in Rockville and is approximately 15 miles from Hartford. Hartford, New Haven, New London and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut and to a lesser extent, other states, although most of the Company’s loans are made to borrowers in its primary deposit gathering area. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program.

Lending Activities

General

The Company’s lending activities are conducted principally in Connecticut although we do lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans. Loan originations totaled $604.9 million in 2012 consisting of residential real estate loans of $293.5 million, home equity loans and lines of credit of $31.9 million, commercial real estate of $188.7 million, construction loans of $15.0 million, commercial business loans of $74.5 million and installment and collateral loans of $1.3 million.

Real estate secured the majority of the Company’s loans as of December 31, 2012, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

The Bank’s Board of Directors (“Board”) approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy addresses approval limits, appraisals required, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.

Residential Mortgage Loans

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank originates residential real estate loans through commissioned mortgage loan officers throughout the State and retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans,” which are generally conforming to secondary market guidelines for these loans. The Bank does not offer subprime mortgage lending programs.

The Bank normally sells a portion of its newly originated fixed rate mortgages. Loan sales in the secondary market provide funds for additional lending and other banking activities. During 2012, the Company expanded its residential mortgage business program which resulted in a 112.2% increase in sales to $121.4 million for the year ended 2012 compared to $57.2 million in 2011. The Bank is approved as a direct seller to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), retaining the servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank is also an approved originator of loans for sale to the Federal National Mortgage Association (“Fannie Mae”), and the Connecticut Housing Finance Authority (“CHFA”).

The Bank offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of one to nine years, the rates on these loans generally reset every year based upon a contractual spread or margin above the Constant Maturity Treasury Bill Index. ARM mortgage loans reduce the Bank’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. At year-end 2012, the Bank’s adjustable rate mortgage portfolio totaled $124.9 million and $77.5 million of these loans will reset in the next twelve months.

The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods up to eighteen months followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2012, the unadvanced amounts of home equity lines of credit totaled $139.2 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.

Commercial Real Estate Loans

The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. This portfolio also includes commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut, but also expand throughout the Northeast and certain Mid-Atlantic states. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.

Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties. The Bank seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.

Construction Loans

The Company originates both residential and commercial construction loans. Typically loans are made to owner-borrowers who will occupy the properties (residential construction) and to licensed and experienced developers for the construction of single-family home developments (commercial construction). We extend loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction which generally is 12 to 36 months. Commercial construction loans generally have terms of 12 to 36 months. Some construction-to-permanent loans have fixed interest rates for the permanent portion, but the Company originates mostly adjustable rate construction loans. The proceeds of commercial construction loans are disbursed in stages and the terms may require developers to pre-sell a certain percentage of the properties they plan to build before the Company will advance any construction financing. Company officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for amounts anticipated at the time the projects commenced. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property.

Commercial Business Loans

Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. Commercial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically made up to 80% of the value of the loan collateral. We do not typically make unsecured commercial business loans greater than $100,000. A significant portion of the Bank’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between 3 and 7 years and amortize on the same basis.

Commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards and enhanced risk assessments, including a quarterly review of portions of the portfolio and a review of all new commercial loans by the Chief Risk Officer or the Executive Vice President Head Commercial Banking Officer.

At December 31, 2012, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board.

Installment and Collateral Loans

Installment and collateral loans totaled $2.8 million, or 0.2%, of our total loan portfolio at December 31, 2012. Our installment and collateral loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. Rockville utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;

•	Establishing a process for credit approval accountability;

•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	Established underwriting practices;

•	Ongoing servicing of the majority of individual loans and lending relationships;

•	Continuous monitoring of the transactions and portfolio, market dynamics and the economy;

•	Periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other; and

•	Ongoing review of all new commercial loans by the Chief Risk Officer and the EVP, Head Commercial Banking Officer.

Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board, to ensure compliance with the credit policy. In addition, Credit Administration and Special Assets is responsible for managing non-performing and classified assets. On a quarterly basis, the criticized loan portfolio which consists of commercial, commercial real estate and construction loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee of the Board. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio. Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV is determined on non-accrual loans through either an updated drive-by appraisal or, less frequently, the use of computerized market data and an estimate of current value.

Classified Assets

Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by either the current net worth or the repayment capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that are individually reviewed for impairment are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories including certain loans classified as substandard, doubtful or loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.

Investment Activities

The securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Investment decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Compliance to the Company’s investment policy rests with the Chief Financial Officer. The Management Asset/Liability Committee (“ALCO”) meets monthly and reviews and approves investment strategies.

The Company may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in the Company’s internal investment policy. Permissible bank investments include federal funds, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations, municipal securities, investment grade corporate debt, mutual funds, common and preferred equity securities, and Federal Home Loan Bank of Boston (“FHLBB”) stock.

Derivative Financial Instruments

The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2012, the Company held derivative financial instruments with a total notional amount of $75.0 million. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.

Sources of Funds

General

The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities and borrowings to fund lending, investing and general operations.

Deposits

Deposits are the major source of funds for the Bank’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers debit cards and other electronic fee producing payment services to transaction account customers. The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. Savings accounts include traditional passbook and statement accounts as well as money market savings accounts. The Bank’s time deposit accounts provide maturities from 3 months to 5 years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit pricing strategy is monitored weekly by the Retail Pricing Committee, monthly by the Management ALCO and quarterly by the Board ALCO. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates,

FHLBB advance rates and rates on other sources of funds. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company uses CDARS to place customer funds into time deposits issued by other banks that are members of the CDARS network. This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance. We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits. CDARS deposits are considered to be brokered deposits for banking regulatory purposes. We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from out-of-market brokered deposits. The Company had $65.2 million brokered deposits at December 31, 2012; $3.7 million of which are through participation in CDARS reciprocal deposit program.

Borrowings

The Bank is a member of the FHLBB and uses borrowings as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB functions as a central reserve bank providing credit for member institutions. As an FHLBB member, the Company is required to own capital stock of the FHLBB, calculated periodically based primarily on its level of borrowings from the FHLBB. FHLBB borrowings are secured by a blanket lien on certain qualifying assets, principally the Bank’s residential mortgage loans. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities.

Additional funding sources are available through securities sold under agreements to repurchase, the Federal Reserve Bank (“FRB”), Federal Funds lines of credit and other wholesale funding providers.

Risk Management

Rockville has a comprehensive Risk Management Program to identify, assess, mitigate, monitor, and most importantly communicate risk profiles inherent within the organization. Rockville manages risk taking activities within the Board-approved risk framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. Risk management is fully integrated into the Strategic planning process and is a key participant in the approval process for all new activities. The Audit Committee and the Board oversee all of Rockville’s risk-related matters. Rockville’s Risk Management Committee is chaired by Rockville’s Chief Risk Officer and is comprised of Risk Division officers, IT officers, most members of Executive Management and a member of the Board.

The Chief Risk Officer, who reports to the President, is responsible for overseeing the Bank’s credit, operational risk and compliance programs as well as the Bank’s loan workout and recovery activities. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.

Credit Risk

Rockville manages and controls risk in its loan and investment portfolios through established underwriting practices, adherence to consistent standards and utilization of various portfolio and transaction monitoring activities. Written credit policies are in place that include underwriting standards and guidelines, provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper identification, rationale and disclosure of policy exceptions.

Credit Risk Management policies and transaction approvals are managed under the supervision of the Chief Risk Officer and are independent of the loan production and Treasury areas. The credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies and manages the collections and problem asset resolution activities in order to control and reduce classified and non-performing assets.

As part of the Credit Risk Management process, the Chief Risk Officer holds regular meetings with executive managers to report and discuss key credit risk topics, issues and policy recommendations affecting the Bank. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Risk Officer to the Board Lending Committee and the Board.

In addition to the Credit Risk Management team, there is an independent Credit Risk Review function that performs independent assessments of the risk ratings and credit underwriting process for the commercial loan portfolio. Credit Risk Review findings are reported to Executive Management and the Board by the Chief Risk Officer.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Rockville is primarily exposed to interest rate risk. Accordingly, Rockville’s interest rate sensitivity is monitored on an ongoing basis by its Management ALCO and by its Board ALCO. ALCO’s primary goals are to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within Board approved risk limits.

Liquidity Risk

Liquidity risk refers to the ability of the Bank to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Bank owns, deposits, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. The Company also requires funds for dividends to shareholders, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from the Bank and the issuance of equity and borrowings from capital markets.

Both the Bank and the Company will maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the Board.

Capital Risk

Rockville needs to maintain adequate capital in both normal and stressed environments to support its business objectives. ALCO monitors regulatory and tangible capital levels according to management targets and regulatory requirements and recommends capital conservation, generation and/or deployment strategies to the Board. ALCO also has responsibility for the annual capital plan, contingency planning and quarterly stress testing which are all reviewed and approved by the Board at least annually.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. Rockville’s Chief Risk Officer oversees the management and effectiveness of Rockville’s risk management program. The Chief Risk Officer oversees the Compliance Program, the Bank Secrecy Act Program, the Community Reinvestment Act and Fair Lending Programs. The Chief Risk Officer is responsible for reporting on the adequacy of these risk management components and programs along with any issues or concerns to the Board.

Charitable Foundation

The Bank established the Rockville Bank Foundation (the “Foundation”) in connection with its minority stock issuance in 2005 which makes grants and donations to non-profits and community groups within the communities where the Company operates. The Foundation is not a subsidiary of the Company or the Bank.

In 2011, as the Company completed the “second-step” conversion of Rockville Bank from a mutual holding company structure to a stock holding company structure, the Company contributed $5.0 million in cash to the Foundation. At December 31, 2012, the Foundation had assets of $11.3 million, which included Rockville Financial, Inc. stock with a value of $6.0 million.

Other than the contributions to establish the Foundation described above, the Company does not expect to make further contributions to the Foundation.

Subsidiary Activities

Rockville Bank, a Connecticut chartered stock savings bank, is currently the only subsidiary of the Company and has the following wholly-owned subsidiaries all of which are incorporated in Connecticut.

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

Rockville Financial Services, Inc.:    Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2012, Rockville Financial Services, Inc. received fees of $382,000 through its relationship with Infinex.

Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc.:    Established in May 2009, Rockville Bank Commercial Properties, Inc. and Rockville Bank Residential Properties, Inc. were established to hold certain real estate acquired through foreclosures.

Rockville Bank Investment Sub, Inc.:    Established in December 2012, Rockville Bank Investment Sub, Inc. was established to hold certain government guaranteed loans acquired in the secondary market.

Employees

At December 31, 2012, the Company had 331 full-time equivalent employees consisting of 312 full-time and 34 part-time employees. None of the employees were represented by a collective bargaining group.

Rockville maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, and an employee stock ownership plan. During the fourth quarter of 2012 the Company announced it was hard-freezing the pension plan as of December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005.

Management considers relations with its employees to be good. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law significantly changes the historical bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Rockville Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier I) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier I capital, such as trust preferred securities.

A provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Under the Dodd-Frank Act we are required to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act also authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using our proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Federal Regulations

Capital Requirements:    Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Rockville Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong bank holding company, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

State non-member banks such as Rockville Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

The current U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that meet under the auspices of the Bank for International Settlements in Basel, Switzerland to develop broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

In 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

In June 2012, the FRB, the OCC and the FDIC issued three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The proposed capital rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio for a well-capitalized institution from 6% to 8%. Additionally, the proposed capital rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The proposed capital rules also phase out trust preferred securities from Tier 1 capital and increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations, and remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital.

The U.S. rules are still pending with regulators, and the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

While the Basel Committee initially called for the implementation of the Basel III final framework to commence January 1, 2013, final rules have not yet been implemented in the United States. The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. Accordingly, the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

Prompt Corrective Regulatory Action:    Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2012, Rockville Bank was a “well-capitalized” institution.

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

Loans to Insiders:    Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board. Further, under Section 22(h), loans to Directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well-capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits range from 12 basis points for the strongest institution to 50 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per regular account in 2009. Unlimited deposit insurance coverage was available on all of the Bank’s non-interest–bearing deposit accounts through December 31, 2012, when the FDIC’s temporary program ended. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2012, 2011 and 2010, the total FDIC assessments were $1.0 million, $1.2 million and $1.6 million, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.9 million for the Company. The FDIC has exercised its authority to raise assessment rates for 2009, and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.

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

Federal Home Loan Bank System

The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2012 and December 31, 2011. The FHLBB repurchased $1.1 million of excess capital stock from the Bank during the first quarter of 2012 as part of an announced program to repurchase $250 million of members’ excess stock, the first repurchase since it established a moratorium in 2008.

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

Financial Modernization:    The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Department of the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. Rockville Financial, Inc. has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

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

Section 402 of the Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as the Company, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

TAXATION

Federal

General:    The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our tax returns have not been audited in the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Method of Accounting:    For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2012, the subsidiary had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture:    Bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests.

Alternative Minimum Tax:    The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain AMT payments may be used as credits against regular tax liabilities in future years.

Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction:    The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80.0% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20.0% of the stock of a corporation distributing a dividend may deduct only 70.0% of dividends received or accrued on their behalf.

State

Connecticut State Taxation:    The Company reports income on a calendar year basis to the State of Connecticut. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income.

In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. Rockville Bank established a passive investment company, SBR Mortgage Company, in December 1998.

The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2012; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.

The Company and the Bank are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.

The Company also pays taxes in certain other states due to increased loan activity. These taxes were immaterial to the Company’s results.

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

Rockville Bank originates commercial business loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area. Commercial business loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate in the current economic environment. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have a greater credit risk than residential real estate for the following reasons:

•	Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

Due to the continued slow economic recovery, the real estate market and local economy are continuing to stagnate, which has adversely affected the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of potential increases in non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial and residential real estate loans. The stagnation in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. If poor economic conditions continue to result in decreased demand for quality loans, our profits may decrease because our alternative investments may earn less income than loans. This market uncertainty may lead to a widespread reduction in general business activity. The resulting economic pressure brought to bear on consumers may adversely affect our business, financial condition, and results of operations.

All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on the commercial loan portfolio in “Lending Activities” within “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk will increase, and downturns in the real estate market, interest rate rises or local economy weakness could adversely affect our earnings.

Commercial real estate and commercial business loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Unforeseen market developments outside the general banking industry control may affect customer confidence levels, and may result in increased levels of delinquencies and default rates. The end result may be a negative impact to predicted loss exposure, provision for loan losses, and charge-offs.

If Rockville Bank’s allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate, especially in view of a deteriorating market environment coupled with the general economic trends. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 1.15% of total loans outstanding and 115.08% of non-performing loans at December 31, 2012. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

Our ability to consistently make a profit from core operations largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income Rockville Bank earns on its interest-earning assets, such as loans and securities, and the interest expense Rockville Bank pays on its interest-bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates paid on deposits, which may result in a decrease in our net interest income.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates may result in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. The result of any decreases in the fair value of our securities available for sale could then have an adverse affect on our stockholder’s equity or earnings if these devaluations are deemed permanent.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

The gross unrealized losses within our investment securities portfolio are due to an increase in credit spreads. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and we have the intent and ability to hold these investments for a time necessary to recover our cost at stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.

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

Our success depends on our ability to recruit and retain highly-skilled personnel. Competition for the very best people from our industry makes the hiring decision process complicated. Our ability to find seasoned individuals with specialized skill sets that match our needs, could prove difficult. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the business because we would lose the employee’s skills, knowledge of the market and years of industry experience and may have difficulty finding qualified replacement personnel.

Rockville has opened new branches and expects to open additional new branches which may incur losses during their initial years of operation as they generate new deposit and loan portfolios.

The Company opened new branch offices in Glastonbury in 2005, in South Glastonbury in 2006, in Enfield and East Windsor in 2007, in Colchester in 2008, in Manchester and South Windsor in 2009 and West Hartford in 2013. Rockville intends to continue to explore opportunities to expand its branch network. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.

Further, management has made a decision, after careful deliberation of all factors, to lease additional space in the Glastonbury area to accommodate human capital and infrastructure builds. While adding to increased efficiencies, these added fixed and variable expenses will have a negative impact on financial results.

Strong competition within Rockville’s market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense and increasing. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have, and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest-earning assets.

Risks Related to the Financial Services Industry

The United States economy remains weak and unemployment levels are high. A prolonged economic downturn will adversely affect our business and financial results.

The financial industry experienced unprecedented turmoil which began in 2008 and continues to this day as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession, eroding confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences from the measures taken by the federal government in an effort to stabilize the economy. The United States economy remains weak and unemployment levels remain higher than those experienced in the last two decades. Worsening of these conditions may adversely affect our business by materially decreasing our net interest income or materially increasing our loan losses. Further, uncertainty of the financial stability in European markets may have an affect on our operations, with this impact non-quantifiable and difficult to predict when or if it might occur.

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

The Dodd-Frank Act requires minimum leverage (Tier I) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier I capital, such as trust preferred securities.

A provision of the Dodd-Frank Act, which became effective one year after enactment, eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law will have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% and this ratio is currently being maintained of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. We are generally unable to control or make advanced provision for premiums that we may be required to pay for FDIC insurance. Additional bank failures both on a local and regional level may require further increases to be absorbed by financial institutions with little advanced warning. These increase, when realized, will have a negative affect on earnings.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the associated risks implementing the rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on our earnings. At present, the FDIC did not require an additional assessment in 2012, but rather required prepayment in 2009 of deposit insurance premiums for 2010 through 2012. Now the Company continues to accrue an amount it deems satisfactory, but the adequacy is uncertain in further expense burden.

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

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC approved three proposals that would amend the existing capital adequacy requirements of banks and bank holding companies. The three proposals would, among other things, implement the Basel III capital standards, as well as the standardized approach for almost all banking organizations in the United States. The proposal would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Basel III standardized proposal would modify the risk weights for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals; however, we believe we will continue to exceed all estimated well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

We are exposed to various types of operational risks, including the risk of fraud or theft, legal and compliance, unauthorized transactions by employees or customers, general operational errors, faulty computer or telecommunication systems, or inadvertent disclosure of confidential proprietary information of our customers. The negative public opinion which may result from these diversions cannot be planned or accounted for measurably. However, it can adversely affect our ability to attract new customers or retain current customer bases and expose the Bank to litigation and regulatory sanctions. Should confidential, non-public information of our customers be misused or inadvertently shared, we could suffer significant consequences including but not limited to financial loss and reputational damage. Additionally, the nature of technology in our industry allows for the processing of a high volume of transactions with numerous outside parties. Our dependence upon core operating systems and independent third parties to varying degrees places us at increased risk to effectively manage our processes. Lack of proper controls to detect potential tampering by employees or intrusion from outside our systems, could result in financial losses. Our controls, procedures, and safeguards could be compromised. We may also be subject to disruptions of varying degrees that arise from events that are beyond our reasonable control. Electrical or telecommunication outages, or acts of God could have severe impacts to our ability to operate within acceptable customer service standards. We are further exposed to the risk that our external vendors upon which we rely on a regular basis, may be unable to fulfill their contractual obligations and are subject to similar risks as the Bank is as noted above including internal fraud and operational errors or outages. While our formal business continuity plans exist and have been tested, any of these occurrences could result in diminished ability to operate for the benefit of the Bank and our customers. The result in reputational damage, financial liability or future lost business opportunities may be material and at present, unquantifiable. We rely to a great degree on sophisticated information systems to conduct our business. A failure of most any degree or breach in security could result in disruption to overall relationship management on both the loan and deposit areas. There can be no reasonable assurance that any such failure will not occur, and if they do, the extent of interruption or damage cannot be adequately quantified. The end result could be lost future customer relationships, increased regulatory sanctions, and possible financial liability.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2012, the Company conducted business through 18 full-service branch offices, 4 limited service branches and a special–needs limited services branch located in Hartford, New Haven, New London and Tolland Counties, Connecticut. Of the 23 banking offices, 7 are owned and 16 are leased. Lease expiration dates of our branches range from 2 months to 17 years with renewal options of five to twenty years. The aggregate net book value of premises and equipment was $20.1 million at December 31, 2012.

In the second quarter of 2012, the Company’s administrative offices were expanded to a leased facility in Glastonbury, Connecticut. The Company also leases space in Hamden, Connecticut for a commercial loan production office and a mortgage loan origination office.

For additional information regarding the Company’s Premises and Equipment, Net and Commitments and Contingencies, see Notes 10 and 16 to the Consolidated Financial Statements.

Item 3.    Legal Proceedings

We are currently not subject to any legal proceedings.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “RCKB.”

On February 28, 2013, the intra-day high and low prices per share of common stock were $12.98 and $12.82, respectively.

The following table sets forth for each quarter of 2012 and 2011 the intra-day high and low prices per share and the dividend declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2012:
First Quarter	$11.99	$10.35	$0.08
Second Quarter	11.90	10.94	0.09
Third Quarter	12.33	11.39	0.09
Fourth Quarter(1)	13.49	12.22	0.26
2011:
First Quarter(2)	$10.87	$8.09	$0.043
Second Quarter	10.50	9.38	0.065
Third Quarter	10.54	8.89	0.065
Fourth Quarter	10.51	9.31	0.075

(1)	Includes a special dividend of $0.16 per share declared in November 2012.

(2)	Share prices and dividends paid related to periods prior to the date of completion of the second-step conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the second-step conversion (1.5167).

Rockville had 4,355 holders of record of common stock and 27,992,974 shares outstanding on February 28, 2013. The number of shareholders of record was determined by Registrar and Transfer Company, the Company’s transfer agent and registrar. Shareholders of record included the Rockville Bank Foundation, Inc. which held 468,205 shares and the Rockville Bank Employee Stock Ownership Plan, which held 839,206 shares.

Such number of record holders does not reflect the number of persons or entities holding stock in nominee or “street” name through banks, brokerage firms, and other nominees.

Dividends

The Company began paying quarterly dividends in 2006 on its common stock and paid its 27th consecutive dividend on February 4, 2013. In addition, the Company paid a special dividend of $0.16 per share in December 2012. The Company intends to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. The Bank paid the Company $12.5 million in dividends during the year ended December 31, 2012.

See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 17, “Regulatory Matters,” in the Consolidated Financial Statements for further information.

Recent Sale of Registered Securities; Use of Proceeds from Registered Securities

No registered securities were sold by Rockville during the year ended December 31, 2012.

In March 2011, the Company issued 17.1 million common shares in a public stock offering and raised $168.0 million. The purpose of converting to the fully public stock form of ownership was to provide the Company with additional capital to support our continued planned growth, to take advantage of potential growth and strategic opportunities, and to successfully implement our business strategies. In addition, the conversion was a necessary and appropriate response to the changing market and regulatory conditions and will allow us to continue to compete effectively in the changing financial services marketplace. The conversion and offering also provided our employees and customers with the opportunity to share in our success through the ownership of our stock, and our shareholders will benefit from the more active and liquid trading market that exists.

Recent Sale of Unregistered Securities

No unregistered securities were sold by Rockville during the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchases of shares of Rockville common stock made by or on behalf of Rockville or any affiliated purchaser for the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average(1) Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	—	$—	—	1,594,871
November 1 – 30, 2012	288,000	13.01	288,000	1,306,871
December 1 – 31, 2012	162,097	13.12	450,097	1,144,774

Total	450,097	$13.05	1,806,476	1,144,774

(1)	Includes dealer commission expense to purchase the securities.

On March 2, 2012, the Company authorized the purchase of up to 2,951,250 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board. The Company has no intentions to terminate this plan or to cease any potential future purchases. As of year-end 2012, there were 1,144,774 maximum shares that may yet be purchased under this publicly announced plan.

Performance Graph:

The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2007, through December 31, 2012, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2007 in our common stock. The graph assumes all dividends on RCKB stock, the S&P 500 Index and the KRX are reinvested.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Rockville (RCKB)	100.0	116.1	89.0	105.7	139.4	181.0
KRX	100.0	81.4	63.4	76.4	72.4	82.0
S&P 500 Index	100.0	63.1	79.7	91.7	93.6	108.5

Item 6.    Selected Financial Data

Selected financial data for each of the years in the five-year period ended December 31, 2012 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2012	2011	2010	2009	2008
(In thousands)
Selected Financial Condition Data:
Total assets	$1,998,799	$1,749,872	$1,678,073	$1,571,134	$1,533,073
Available for sale securities	241,389	151,237	125,447	102,751	141,250
Held to maturity securities	6,084	9,506	13,679	19,074	24,138
Federal Home Loan Bank stock	15,867	17,007	17,007	17,007	17,007
Loans receivable, net	1,586,985	1,457,398	1,410,498	1,361,019	1,291,791
Cash and cash equivalents	35,315	40,985	60,708	19,307	14,901
Deposits	1,504,680	1,326,766	1,219,260	1,129,108	1,042,508
Mortgagors’ and investors’ escrow accounts	6,776	5,852	6,131	6,385	6,077
Advances from the Federal Home Loan Bank	143,106	65,882	261,423	263,802	322,882
Total stockholders’ equity	320,611	333,471	166,428	157,428	145,777
Allowance for loan losses	18,477	16,025	14,312	12,539	12,553
Non-performing loans(1)	16,056	12,610	12,360	12,046	10,435

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans), loans 90 days past due and still accruing interest, and loans that have gone through troubled debt restructurings and are not accruing interest.

	For the Years Ended December 31,
	2012	2011	2010(1)	2009(1)	2008(1)
(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$77,952	$75,580	$75,699	$76,062	$77,545
Interest expense	10,944	17,471	22,161	29,775	34,946

Net interest income	67,008	58,109	53,538	46,287	42,599
Provision for loan losses	3,587	3,021	4,109	1,961	2,393

Net interest income after provision for loan losses	63,421	55,088	49,429	44,326	40,206
Non-interest income (loss)	14,707	14,759	9,404	6,972	(8,987)
Non-interest expense	55,696	59,016	39,850	36,631	33,762

Income (loss) before income taxes	22,432	10,831	18,983	14,667	(2,543)
Income tax expense (benefit)	6,635	3,739	6,732	4,935	(956)

Net income (loss)	$15,797	$7,092	$12,251	$9,732	$(1,587)

Earnings per share:
Basic	$0.57	$0.25	$0.44	$0.35	$(0.06)

Diluted	$0.56	$0.25	$0.44	$0.35	$(0.06)

Dividends per share	$0.52	$0.27	$0.245	$0.132	$0.132

(1)	Earnings and dividends per share data related to years ended prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.84%	0.39%	0.76%	0.63%	(0.11)%
Return on average equity	4.83	2.30	7.48	6.44	(1.03)
Tax equivalent net interest rate spread(1)	3.61	3.04	3.19	2.73	2.63
Tax equivalent net interest margin(2)	3.81	3.40	3.49	3.10	3.09
Non-interest expense to average assets	2.94	3.28	2.48	2.36	2.35
Efficiency ratio(3)	68.16	80.99	63.31	68.78	100.45
Average interest-earning assets to average interest-bearing liabilities	133.85	134.88	120.68	118.55	118.50
Dividend payout ratio	91.00	99.13	37.01	37.89	—
Capital Ratios:
Capital to total assets at end of year	16.04	19.06	9.92	10.02	9.51
Average capital to average assets	17.30	17.12	10.21	9.74	10.76
Total capital to risk-weighted assets	21.86	25.43	13.73	14.07	14.16
Tier I capital to risk-weighted assets	20.64	24.26	12.62	12.98	12.88
Tier I capital to total average assets	16.51	19.51	10.39	10.15	10.43
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.15	1.09	1.00	0.91	0.96
Allowance for loan losses as a percent of non-performing loans	115.08	127.08	115.79	104.09	120.30
Net charge-offs to average outstanding loans during the period	0.07	0.09	0.17	0.16	0.04
Non-performing loans as a percent of total loans	1.00	0.86	0.87	0.88	0.80
Non-performing loans as a percent of total assets	0.80%	0.72%	0.80%	0.96%	0.68%
Other Data:
Number of full service offices	18	18	18	18	17
Number of limited service offices	5	4	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

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

MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying Notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data of this report. The following sections are included in MD&A:

•	Our Business — a general description of our business, our objectives and the challenges and risks of our business.

•	Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results — an analysis of our Company’s consolidated results of operations for the periods presented in our Consolidated Financial Statements.

•	Financial Condition, Liquidity and Capital Resources — an overview of financial condition and market and interest rate risk

Our Business

General

By assets, Rockville Financial, Inc. is the third largest publically traded banking institution headquartered in Connecticut with consolidated assets of $2.00 billion and stockholders’ equity of $320.6 million at December 31, 2012. Rockville’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and the region through its 21 banking offices, two loan production offices, 37 ATMs, telephone banking, mobile banking and internet website (www.rockvillebank.com). The Company’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, non-interest income and non-interest expense. Non-interest income primarily consists of fee income from depositors, mortgage servicing income and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expense consist principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, other real estate owned and other operating expenses.

Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company. Uncertainty and challenges surrounding future economic growth, consumer confidence, credit availability, competition and corporate earnings remains. Management believes that overall credit quality continues to be somewhat affected by weaknesses in national and regional economic conditions, including high unemployment levels, particularly in Connecticut.

Our Objectives

The Company seeks to grow organically and continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking, savings and money market accounts for personal, business and municipal depositors;

•

Build high quality, profitable loan portfolios using primarily organic growth and also purchase strategies, while also continuing to build efficiencies in its robust secondary mortgage banking business;

•	Build and diversify revenue streams through development of banking-related fee income; in particular through the expansion of its financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products; and

•	Maintain a rigorous risk identification and management process

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

Challenges and Risks

As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:

Interest Rate Risk.    The growth of the net interest margin is vital to our continued success and enhanced profitability. For the year ended December 31, 2012 our tax-equivalent net interest margin increased 41 basis points to 3.81%, by (a) significantly reducing our deposit costs, particularly on higher cost time deposits, while growing core deposits; (b) reducing our wholesale funding costs and (c) growing and diversifying our investment portfolio to include tax-exempt municipal obligations. These positive factors more than offset decreases in the yield on loans. For the three months ended December 31, 2012, the tax-equivalent net interest margin decreased 6 basis points to 3.74% from the prior quarter. We expect there to be further compression in the margin as we move into 2013 reflecting continued pressure on earning asset yields and the reduced ability to decrease the cost of funding relative to 2012. Further, pricing remains competitive, securities continue to re-price lower, and funding costs are nearing their floor. In an effort to mitigate interest rate risk on the Company’s balance sheet in 2013, management expects to incrementally decrease the duration of assets by adding variable rate loans and securities either that are adjustable in nature or are hedged at the loan level through the use of swap instruments. Concurrently, the Company will incrementally increase the duration of liabilities through the use of wholesale funding options and incentives to retail and commercial customers to take longer-term duration deposits. When combined, the net duration of the balance sheet should decline; better positioning the balance sheet for rising interest rates. If market rates remain low in 2013, the implementation of this strategy will have an adverse impact on earnings.

Maintaining credit quality and rigorous risk management.    The national economy experienced improvement through 2012 but, high unemployment, delinquencies and foreclosures are still top concerns. During this turbulent time, Rockville continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs all outperform the average of our peer group. Our ratios of non-performing loans to total loans was 1.00%, total delinquencies to total loans was 1.67% and our allowance for loan losses to total loans was 1.15% at December 31, 2012. Net loan charge-offs decreased to $1.1 million for the year ended December 31, 2012, a decrease from $1.3 million for the year ended December 31, 2011. We are not immune to the trends in loan delinquencies and provisions that permeate the industry, the effects of which will continue to be felt throughout 2013 as home sales are expected to remain somewhat sluggish and delinquencies and foreclosures remain high throughout the country. However, we expect to be able to continue to maintain strong asset quality relative to industry levels as we have not experienced the severity of problems associated with the housing crisis nationally. In continuing to exercise rigorous risk management and prudent credit practices, we will also further enhance credit processes.

Deploying capital.    We ended 2012 with Tier 1 leverage capital at 16.51%, which is substantially above our peer group average, and has remained strong throughout the economic crisis. We continuously search for the best use for our capital to enhance shareholder value. Key tactics include organic growth of commercial loans; further developing our residential mortgage business; investment in new business lines, technology and process improvements; returning capital through paying dividends and repurchasing shares; branch acquisitions; de-novo branching; and whole bank acquisitions. Management analyzes all capital deployment opportunities using a comprehensive approach to understand earnings accretion, capital dilution, payback, internal rates of return and return on invested capital.

Competition in the marketplace.    Rockville faces competition within the financial services industry from some well-established national and local companies. We expect loan and deposit competition to remain vigorous. However, we are poised to take advantage of the continuing industry consolidation in our market and consumers’ willingness to switch financial service providers because of their skepticism of “big banks.” Therefore, we must continue to recruit and retain the best talent, expand our product offerings, improve operating efficiencies and develop and maintain our brand to increase market share to benefit from these opportunities.

New regulation.    The banking industry continued to be impacted by regulatory changes during 2012. These regulatory changes were made to ensure long-term stability in the financial markets. The regulatory changes include, the passage of the Dodd-Frank Act in 2010 and proposed capital regulations announced in June 2012 to implement Basel III capital standards. Dodd-Frank will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years, including any regulations promulgated by the Consumer Financial Protection Bureau. Basel III would increase the minimum levels of required capital, narrow the definition of capital, and place greater emphasis on common equity. The Basel III standardized proposal would also modify the risk weights for various asset classes. The Company is still in the process of assessing the impacts of these complex proposals; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis. While the implementation of Basel III was recently delayed, its eventual enactment will represent a leap in complexity and compliance costs for the Company. In complying with new regulations, there can be no assurance that Rockville will not be impacted in a way we cannot currently predict or mitigate, but we will continue to attempt to navigate this landscape for the long-term benefit of our shareholders.

All five of these challenges and risks — net interest margin, maintaining credit quality and rigorous risk management, deploying capital, competition in the marketplace and new regulation — have the potential to have a material adverse effect on Rockville; however, we believe Rockville is well positioned to appropriately address these challenges and risks.

See also Item 1A, Risk Factors in Part I of this report for additional information about risks and uncertainties facing Rockville.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Our significant accounting policies are discussed in Note 1, of the Notes to Consolidated Financial Statements, and included in Item 8, Financial Statements and Supplementary Data, of this report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Allowance For Loan Losses

Critical Estimates

The allowance for loan losses is maintained at a level estimated by management to provide for potential losses inherent within the loan portfolio. Potential losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Rockville’s Chief Risk Officer reviews and concludes on the adequacy of the allowance and recommends any required changes to the reserve adequacy to Executive Management and the Board.

Judgment and Uncertainties

We determine the adequacy of the allowance for loan losses by analyzing and estimating losses inherent in the portfolio. The allowance for loan losses contains uncertainties because the calculation requires management to use historical information as well as current economic data to make judgments on the adequacy of the allowance. As the allowance is affected by changing economic conditions and various external factors, it may impact the portfolio in a way currently unforeseen.

Effect if Actual Results Differ from Assumptions

Adverse changes in management’s assessment of the factors used to determine the allowance for loan losses could lead to additional provisions. Actual loan losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions utilized. These factors and conditions include general economic conditions within Rockville’s market, industry trends and concentrations, real estate and other collateral values, interest rates and the financial condition of the individual borrower. While management believes that it has established adequate specific and general allowances for probable losses on loans, actual results may prove different and the differences could be significant.

Other-Than-Temporary Impairment of Investments

Critical Estimates

The Company maintains a securities portfolio that is classified into two major categories: available for sale and held to maturity. Securities available for sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held to maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of its purchase.

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income.

Judgments and Uncertainties

Significant judgment is involved in determining when a decline in fair value is other-than-temporary. The factors considered by management include, but are not limited to:

•	Percentage and length of time by which an issue is below book value;

•	Financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner;

•	Ratings of the security;

•	Whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions;

•	Whether the decline is due to interest rates and spreads or credit risk;

•	The value of underlying collateral; and

•

Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in the market value, or more likely than not, will be required to sell a debt security before its anticipated recovery which may not be until maturity.

Effect if Actual Results Differ from Assumptions

Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges. Conditions affecting a security that we determined to be temporary could become other-than-temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

The Company has one security that is currently valued at 42.5% of below book value that is not considered other-than-temporarily impaired. At December 31, 2012, this security had a fair value of $1.2 million compared to a book value of $2.8 million. Management is confident that the analysis used to decide that the security is not other-than-temporarily impaired is comprehensive and appropriate.

Income Taxes

Critical Estimates

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made.

Judgment and Uncertainties

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, variances in future projected operating performance could result in a change in the valuation allowance.

Effect if Actual Results Differ from Assumptions

Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Pension and Other Post-Retirement Benefits

Critical Estimates

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. Management uses key assumptions that include discount rates, expected return on plan assets, benefits earned, interest costs, mortality rates, increases in compensation, and other factors. The two most critical assumptions, estimated return on plan assets and the discount rate, are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis. Other assumptions are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with U.S. GAAP the impact of these differences is accumulated and amortized over future periods.

The discount rate assumptions used to measure the post-retirement benefit obligations is set by reference to published high-quality bond indices, as well as certain yield curves. The Company used the Citigroup Pension Liability Index as a benchmark. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.

The expected rate of return on plan assets is based on current and expected asset allocations, as well as the long-term historical risks and returns with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension costs.

Judgment and Uncertainties

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was decreased from 4.35% at December 31, 2011 to 3.90% at December 31, 2012, and the post-retirement discount rate decreased from 4.10% to 3.65% at each of these periods. The discount rate for the supplemental executive retirement plans decreased from 4.25% at December 31, 2011 to 3.80% at December 31, 2012.

An expected rate of return on plan assets of 8.00% was utilized at December 31, 2012 and 2011.

Effect if Actual Results Differ from Assumptions

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other post-retirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease in the discount rate would have increased annual pension expense by $165,000, while a 25 basis point increase in the discount rate would have decreased annual pension expense by $156,000.

A 25 basis point decrease or increase in the expected return on assets would have increased or decreased annual pension expense by $53,000.

Share-Based Compensation

Critical Estimates

The Company accounts for stock options and restricted stock based on the grant date fair value of the award. These costs are recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period.) The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. The Company uses the Black-Scholes option valuation model to value stock options.

Judgment and Uncertainties

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

Effect if Actual Results Differ from Assumptions

Actual results that differ significantly from the Black-Scholes option valuation model, if realized, can present material differences to option expense.

Derivative Instruments and Hedging Activities

Critical Estimates

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the standard methodology of netting the discounted future fixed cash receipts (or payment) and the expected variable cash payments (or receipts.) The variable cash payment (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rates curves.

Judgment and Uncertainties

Determining the fair value of interest rate derivatives requires the use of the standard market methodology of discounting the future expected cash receipts that would occur if variable interest rates rise based upon the forward swap curve assumption and netting the cash receipt against the contractual cash payment observed at the instrument’s effective date. The Company’s estimates of variable interest rates used in the calculation of projected receipts are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company further incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements and requirements for collateral transfer to secure the market value of the derivative instrument(s).

Effect if Actual Results Differ from Assumptions

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of the current credit spreads to evaluate the likelihood of default by itself and its counterparties. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Incorrect assumptions could result in an overstatement or understatement of the value of the derivative contract.

Operating Results

Income Statement Summary

	Years Ended			Change
	December 31,			2012-2011		2011-2010
(In thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Net interest income	$67,008	$58,109	$53,538	$8,899	15.3%	$4,571	8.5%
Provision for loan losses	3,587	3,021	4,109	566	18.7	(1,088)	(26.5)
Non-interest income	14,707	14,759	9,404	(52)	(0.4)	5,355	56.9
Non-interest expense	55,696	59,016	39,850	(3,320)	(5.6)	19,166	48.1

Income before income taxes	22,432	10,831	18,983	11,601	107.1	(8,152)	(42.9)
Income tax provision	6,635	3,739	6,732	2,896	77.5	(2,993)	(44.5)

Net income	$15,797	$7,092	$12,251	$8,705	122.7%	$(5,159)	(42.1)%

Earnings Summary

Comparison of 2012 and 2011

For the year ended December 31, 2012 the Company recorded earnings of $15.8 million, or $0.56 per diluted share compared to $7.1 million and $0.25 per diluted share in 2011. The Company’s results can be attributed to its continued business momentum characterized by record revenues, strong balance sheet growth driven by the commercial loan portfolio, increasing net interest margin, in tandem with solid asset quality.

The Company’s momentum in 2012 has also been accentuated by mortgage banking revenue as a result of favorable market spreads and the expansion of the residential mortgage business. In 2012 the Company originated $604.9 million loans and recorded gains on sales of loans of $4.4 million. In 2011 the Company originated $281.4 million loans and recorded gains on sales of loans of $1.7 million. This is a 115.0% increase in loan originations and a 158.8% increase over 2011 gains on loan sales.

The Company’s tax-equivalent net interest margin for the year ended December 31, 2012 was 3.81%, an increase of 41 basis points over the prior year of 3.40%. The increase in net interest income was primarily due to the reduction of average FHLBB borrowings of $55.8 million, the result of the prepayment of $122.2 million in FHLBB borrowings in the second quarter of 2011. The general year over year trends impacting the margin also includes growth in the average balance of interest-earning assets and the addition of tax-favorable municipal securities. The reduction in the cost of funds has been the most prominent driver of the increase in net interest income and the margin, mainly due to repricing or maturing of interest-bearing liabilities outpacing interest-earning assets and the change in the mix of deposits from higher cost time deposits to core deposits. However, a sustained period of low interest rates is anticipated to continue, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The allowance for loan losses to total loans ratio was 1.15% and 1.09%, the allowance for loan losses to non-performing loans ratio was 115.08% and 127.08%, and the ratio of non-performing loans to total loans was 1.00% and 0.86% at December 31, 2012 and December 31, 2011, respectively. A provision for loan losses of $3.6 million was recorded for 2012 compared to $3.0 million for year ended December 31, 2011.

In addition to the growth in revenue, earnings, and profitability described above, Rockville took other significant steps in 2012 in implementing its strategy for growth and development. In the fourth quarter, Rockville strengthened its management team and support areas providing scalability and efficiency in future years by recruiting a commercial team leader to oversee Commercial Banking west of Hartford, six branch team members to service our new West Hartford Banking Center, which opened in January 2013, two additional financial advisors, and a seasoned executive of our secondary mortgage banking business. Rockville continues to balance earnings growth with ongoing costs of investing in the franchise to support future growth and expansion. A number of strategic initiatives were undertaken to produce further growth in revenues and earnings in 2012 and beyond including aggressively pursuing highly talented and successful sales team members and making prudent, but necessary investments in our branch network and support areas which are critical to grow our franchise and to establish the infrastructure to support a significantly larger institution.

Reflecting the improvement in earnings and strong business momentum, Rockville increased the shareholder quarterly cash dividend by 25.0% to $0.10 per share from $0.08 per share and paid a special cash dividend of $0.16 per share in December 2012. Additionally, throughout 2012, the Company repurchased its common stock, with 61% of the March 2012 10% buyback authorization completed by December 31, 2012. After these actions Rockville’s capital ratios were still strong with total capital to risk weighted assets at 21.86% and Tier 1 capital to total average assets at 16.51% at December 31, 2012.

In summary, Rockville recorded record earnings and continued to post strong organic growth in targeted business lines. The Company’s financial condition remained strong as reflected in capital and asset quality measures. Rockville continued to enhance and deepen its management team and to strengthen its culture and brand. The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Earnings Summary

Comparison of 2011 and 2010

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

The increase in net interest income was primarily due to the reduction of average FHLBB borrowings of $100.2 million, the result of the prepayment of $122.2 million in FHLBB borrowings in the second quarter of 2011 and a 23 basis point decline in the cost of borrowing, leading to interest expense savings of $4.3 million. The $1.1 million decrease in the provision for loan losses from the prior year is attributable to the result of our evaluation of the required allowance amount based upon our estimated probable losses in our loan portfolio. Additionally, net loan charge offs totaled $1.3 million in 2011 compared to $2.3 million in 2010.

The $5.4 million increase in non-interest income is mainly due to a $6.2 million net gain on the sale of $8.2 million of available securities, the result of the Company’s balance sheet restructuring in 2011. This was offset by a $1.0 million decrease in service charges and fees, primarily provided by Rockville Bank Mortgage, Inc.

In 2011, non-interest expense increased $19.2 million over the prior year. An $8.9 million prepayment penalty to the FHLBB and a $5.0 million contribution to the Rockville Bank Foundation, Inc. accounted for 72.8% of the expense increase year over year. Salary and benefits expense also contributed $4.2 million to the non-interest expense increase in 2011, which was used to strengthen the Company’s Information Technology, Finance and Risk Management functions and to expand the commercial banking division in preparation of leveraging our capital and to support growth.

Average Balances, Net Interest Income Average Yields/Costs and Rate/Volume Analysis:

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment of $779,000 was made for year ended December 31, 2012; however, no adjustment was made for the prior years, as the Company had no material tax-free income during those periods. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable, net	$1,514,584	$71,201	4.70%	$1,431,887	$70,463	4.92%	$1,378,032	$70,677	5.13%
Total investment securities	218,369	7,373	3.38	157,576	4,996	3.17	126,111	5,012	3.97
Federal Home Loan Bank stock	16,079	82	0.51	17,007	50	0.29	17,007	—	—
Other earning assets	29,999	75	0.25	104,601	71	0.07	13,556	10	0.07

Total interest-earning assets	1,779,031	78,731	4.43	1,711,071	75,580	4.42	1,534,706	75,699	4.93

Non-interest-earning assets	112,530			86,122			68,992

Total assets	$1,891,561			$1,797,193			$1,603,698

Interest-bearing liabilities:
NOW and money market accounts	$486,701	1,387	0.28	$367,037	1,286	0.35	$346,702	1,541	0.44
Savings accounts(1)	206,978	263	0.13	180,093	439	0.24	160,192	544	0.34
Time deposits	523,134	7,084	1.35	553,335	9,527	1.72	496,584	9,532	1.92

Total interest-bearing deposits	1,216,813	8,734	0.72	1,100,465	11,252	1.02	1,003,478	11,617	1.16
Advances from the Federal Home Loan Bank of Boston	112,299	2,210	1.97	168,081	6,219	3.70	268,274	10,544	3.93

Total interest-bearing liabilities	1,329,112	10,944	0.82%	1,268,546	17,471	1.38%	1,271,752	22,161	1.74%

Non-interest-bearing liabilities	235,209			220,938			168,193

Total liabilities	1,564,321			1,489,484			1,439,945
Stockholders’ equity	327,240			307,709			163,753

Total liabilities and stockholders’ equity	$1,891,561			$1,797,193			$1,603,698

Tax-equivalent net interest income		67,787			58,109			53,538
Tax-equivalent net interest rate spread(2)			3.61%			3.04%			3.19%
Net interest-earning assets(3)	$449,919			$442,525			$262,954

Tax-equivalent net interest margin(4)			3.81%			3.40%			3.49%
Average interest-earning assets to average interest-bearing liabilities	133.85%			134.88%			120.68%
Less tax-equivalent adjustment		779			—			—

		$67,008			$58,109			$53,538

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2012 Compared to December 31, 2011			Year Ended December 31, 2011 Compared to December 31, 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To

(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$3,967	$(3,229)	$738	$2,707	$(2,921)	$(214)
Securities and other earning assets	(283)	2,696	2,413	2,530	(2,435)	95

Total earning assets	3,684	(533)	3,151	5,237	(5,356)	(119)
Interest expense:
NOW and money market accounts	370	(269)	101	86	(341)	(255)
Savings accounts	58	(234)	(176)	62	(167)	(105)
Time deposits	(558)	(1,885)	(2,443)	1,030	(1,035)	(5)

Total interest-bearing deposits	(130)	(2,388)	(2,518)	1,178	(1,543)	(365)
FHLBB Advances	(1,663)	(2,346)	(4,009)	(3,738)	(587)	(4,325)

Total interest-bearing liabilities	(1,793)	(4,734)	(6,527)	(2,560)	(2,130)	(4,690)

Change in tax-equivalent net interest income	$5,477	$4,201	$9,678	$7,797	$(3,226)	$4,571

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

Comparison of 2012 and 2011

As shown in the tables above, tax-equivalent net interest income increased $9.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. These increases were primarily due to: a) a shift in the investment portfolio from low yielding short term investments to higher yielding debt securities; b) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace; c) the growth in the average balance of interest-earning assets outpacing the growth in interest-bearing liabilities by $7.4 million for the year ended December 31, 2012; d) the shift in the mix of funding sources from higher cost time deposits and borrowings to core interest and non-interest-bearing deposits which was a factor in reducing the cost of funds; and e) the 2011 balance sheet restructuring resulting in the repayment of $122.2 million of Federal Home Loan Bank of Boston advances with a weighted average interest rate of 4.17% reducing total cost of funds thereafter.

For the year ended December 31, 2012, the yield on average interest-earning assets increased by 1 basis point, while the cost of average interest-bearing liabilities declined 56 basis points, compared to the year ended December 31, 2011. As a result of the decline in the cost of interest-earning liabilities and the increase in the yield on interest-earning assets, the tax-equivalent net interest margin increased by 41 basis points to 3.81% for the year ended December 31, 2012, from 3.40% for the year ended December 31, 2011.

Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, Rockville Financial manages the risk of changes in interest rates on its net interest income through both Management and Board Asset/Liability Management Committees and through related interest rate risk monitoring and management policies.

Comparison of 2011 and 2010

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

Provision for Loan Losses

The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The adequacy of the loan loss allowance is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of non-performing loans and charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Management recorded a provision of $3.6 million for the year ended December 31, 2012. The primary factors that influenced management’s decision to record this provision were due to the ongoing assessment of estimated exposure on impaired loans and loan volume increases realized during the period. Impaired loans totaled $16.7 million at December 31, 2012 compared to $12.6 million at December 31, 2011, an increase of $4.1 million or 32.5%.

The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2012, the allowance for loan losses totaled $18.5 million, which represented 1.15% of total loans and 115.08% of non-performing loans compared to an allowance for loan losses of $16.0 million, which represented 1.09% of total loans and 127.08% of non-performing loans as of December 31, 2011.

Non-Interest Income Analysis

For the years ended December 31, 2012, 2011 and 2010, non-interest income represented 15.9%, 16.3% and 11.0% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	Years Ended			Change
	December 31,			2012-2011		2011-2010
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Other-than-temporary impairment of securities	$—	$(29)	$—	$29	100.0%	$(29)	—%
Service charges and fees	6,480	6,351	7,377	129	2.0	(1,026)	(13.9)
Net gain from sale of securities	914	6,277	190	(5,363)	(85.4)	6,087	3,203.7
Net gain from sale of loans	4,417	1,715	1,746	2,702	157.6	(31)	(1.8)
BOLI income	1,920	623	383	1,297	208.2	240	62.7
Other income	976	(178)	(292)	1,154	648.3	114	39.0

Total non-interest income	$14,707	$14,759	$9,404	$(52)	(0.4)%	$5,355	56.9%

Comparison of 2012 and 2011

Service Charges and Fees:    The increase in service charges and fees is due primarily to increases in ATM fees and loan servicing income. The increase in ATM fees resulted from increased volume fees. Higher volumes of loans sold serviced by the Company accounted for the increase in loan servicing income. These increases were partially offset by reductions in loan origination fee income, previously provided by Rockville Bank Mortgage, Inc.

Net Gain From Sales of Securities:    For the year ended December 31, 2012 the Company realized a gain of $914,000 versus a gain of $6.3 million in the prior year, a result of the balance sheet restructuring undertaken in the 2011. Periodically, the Company evaluates the portfolio for prepayment risk, as well as interest rate risk, and will act to reduce this exposure. Sales in the year ended 2012 reflect execution of this strategy.

Net Gain From Sales of Loans:    Net gain from sales of loans was $4.4 million for the year ended December 31, 2012, an increase of $2.7 million from the year ended 2011, due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets. Over the course of 2012, the Company has allocated more resources to its mortgage banking business with the hiring of mortgage loan officers and additional mortgage underwriters and processors, which is the primary driver for the increase in volume.

BOLI Income:    The $1.3 million increase in BOLI is primarily due to the additional purchase of $25.0 million in BOLI policies in the first quarter of 2012, partially offset by a decline in the average yield earned as a result of current market interest rates.

Other Income:    Other income increased $1.2 million primarily due to the Company receiving a $1.0 million payment from its data processing vendor in December 2012 for service disruptions our customers experienced, which was created by the effects of Hurricane Sandy on their operations center.

Comparison of 2011 and 2010

Service Charges and Fees:    Service charges and fees decreased $1.0 million which primarily resulted from lower loan fee income generated by Rockville Bank Mortgage, Inc. which was $1.2 million in 2011 compared to $2.2 million in 2010 due to weaker demand. Also in 2011, ATM fees increased $302,000 to $2.6 million while loan servicing income and overdraft fees declined $190,000 and $107,000, respectively. Write-downs of $166,000 to mortgage servicing assets in 2011 caused by increasing prepayment speeds accounted for most of the loan servicing variance.

Net Gain From Sales of Securities:    Net gain on sales of securities increased $6.1 million primarily due to the result of the balance sheet restructuring in the second quarter of 2011, whereby $8.2 million of available for sale securities were sold. The 2011 sale almost entirely eliminated the Company’s equity portfolio removing significant risk of market volatility from the Company’s balance sheet while also providing an opportunity to realize a gain.

BOLI Income:    The 240,000 increase was due primarily to the purchase of $20.0 million in BOLI policies near the end of the third quarter, partially offset by decline in the average yield earned as a result of current market interest rates.

Non-Interest Expense Analysis

For the years ended December 2012, 2011 and 2010, non-interest expense represented 2.94%, 3.28% and 2.48% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense

	Years Ended			Change
	December 31,			2012-2011		2011-2010
(Dollars in thousands)	2012	2011	2010	Amount	Percent	Amount	Percent
Salaries and employee benefits	$33,186	$24,245	$20,032	$8,941	36.9%	$4,213	21.0%
Service bureau fees	4,036	4,338	4,048	(302)	(7.0)	290	7.2
Occupancy and equipment	4,653	4,401	4,292	252	5.7	109	2.5
Professional fees	3,233	2,537	1,807	696	27.4	730	40.4
Marketing and promotions	412	1,171	1,450	(759)	(64.8)	(279)	(19.2)
FDIC insurance assessments	1,046	1,247	1,616	(201)	(16.1)	(369)	(22.8)
Other real estate owned	540	677	1,435	(137)	(20.2)	(758)	(52.8)
Contribution to Rockville Bank Foundation, Inc.	—	5,043	—	(5,043)	—	5,043	—
Loss on extinguishment of debt	—	8,914	—	(8,914)	—	8,914	—
Other	8,590	6,443	5,170	2,147	33.3	1,273	24.6

Total non-interest expense	$55,696	$59,016	$39,850	$(3,320)	(5.6)%	$19,166	48.1%

Comparison of 2012 and 2011

As displayed in the above table, non-interest expense decreased $3.3 million. Excluding the $8.9 million FHLBB prepayment penalty which was part of the Bank’s restructuring of the balance sheet in 2011 and the $5.0 million contribution to the Rockville Bank Foundation, Inc. which was part of the Company’s second step conversion in 2011, the Company experienced an increase of $10.6 million in non-interest expense.

The increase in non-interest expense exclusive of the contribution to the Rockville Bank Foundation, Inc. and the loss on the extinguishment of debt primarily reflects increases in salaries and employee benefits, other expenses, professional fees and occupancy and equipment, partially offset by marketing and promotions and service bureau fees.

Salaries and Employee Benefits:    Salaries and employee benefits increased $8.9 million mainly as a result of a) the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries for new hires; b) general merit and bonus accruals; c)

increased employee restricted stock and option expense due to additional awards granted in 2012; and d) higher defined benefit pension costs, primarily due to a lower discount rate in 2012 compared to 2011, and higher 401(k) Plan costs. Future pension costs are expected to decrease in 2013 as the Company announced it would be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the hard-freeze, participants in the plan will stop earning additional benefits under the plan. Expected savings from the hard-freeze total $1.1 million in 2013, net of projected additional 401(k) Plan expenses.

Occupancy and Equipment Expense:    Occupancy and equipment expensed increased $252,000 driven primarily by the increased rent expense for the newly leased administration building and training center in Glastonbury Connecticut and the commercial loan production office in Hamden Connecticut. It is expected that rent expense will increase again in 2013 due to the addition of a new branch office in West Hartford Connecticut and the full year impact of the recently leased properties noted above.

Professional Fees:    Professional fees increased $696,000 primarily in legal and consulting expenses as the Company continued to consider potential growth opportunities and evaluate the infrastructure and risk management needs necessary for the Company’s future growth.

Other Expenses:    Other expense increased $2.1 million from the year ended December 31, 2011. This increase was primarily due to a) director restricted stock and option expense related to the June 2012 grant; b) charge-backs incurred on debit card transactions; c) mortgage loan servicing expense related to higher volumes; d) collections expense related to the economic slowdown; and e) telephone expense related to the running of two networks simultaneously for a short period of time during the implementation of a new voice and data network.

Marketing and Promotions:    Marketing and promotion expense decreased $759,000 due to less media and print advertising due to cost control measures implemented by the Company.

Service Bureau Fees:    Service bureau fees decreased $302,000 due to the renegotiation in June 2012 of our service contract with our data processing vendor. Annual savings from the renegotiation are expected to be $750,000.

Income Tax Expense:    The provision for income taxes was $6.6 million for the year ended December 31, 2012, compared to $3.7 million for the year ended December 31, 2011. The Company’s effective tax rate for the year ended December 31, 2012 was 29.6% down from 34.5% for year ended December 31, 2011. The decrease in the effective tax rate was due largely to the benefits of tax-exempt income from the purchase of various tax-free municipal bonds and additional purchases of bank-owned life insurance.

Comparison of 2011 and 2010

As displayed in the above table, non-interest expense increased $19.2 million to $59.0 million for the year ended December 31, 2011 from $39.8 million for the same period of 2010. Excluding the $8.9 million FHLBB prepayment penalty which was part of the Bank’s restructuring of the balance sheet in 2011 and the $5.0 million contribution to the Rockville Bank Foundation, Inc., which was part of the Company’s second step conversion in 2011, the Company experienced an increase of $5.2 million in non-interest expense.

The Company considers the expenses incurred related to the Foundation and the balance sheet restructuring to be non-recurring. Excluding these non-recurring expenses the increase in non-interest expense was primarily attributable to salaries and employee benefits, professional fees and other expenses, partially offset by decreases in other real estate owned, FDIC assessments and marketing and promotions expense.

Salaries and Employee Benefits:    Salaries and employee benefits increased $4.2 million due primarily to a) additions to staff in preparation for the Company’s growth plans (full-time equivalent employees totaled 281 at December 31, 2011, an increase of 45 full-time equivalent employees from December 31, 2010); b) additional retirement expenses for past performance for a former executive officer; c) a signing bonus to the current Chief Executive Officer to compensate him for a bonus foregone at his prior employer; and d) a bonus for past performance to the former Chief Executive Officer.

Professional Fees:    The $730,000 increase in professional fees were due to increases in consulting, audit and legal fees, which were necessary to consider and evaluate the infrastructure and risk management needs to proceed with the Company’s growth plans.

Other Expenses:    Other expense increased in 2011 commensurate with the increase of 45 full time equivalent employees hired throughout 2011. The increase in other expense was spread amongst many categories of which many are considered variable and directly related to staffing levels. Additionally, expenses related to becoming a fully public company also contributed to the increase as well as relocation expenses incurred in 2011 related to four senior executives that joined the Company’s management team.

Other Real Estate Owned:    Other real estate owned expense decreased in 2011 as write-downs decreased $609,000 and expenses related to two properties in 2010 were not duplicated in 2011.

FDIC Assessments:    FDIC assessments decreased due to the FDIC’s reduction of the FDIC assessment rate which is applied to the total assessment base, computed on the average consolidated total assets less average tangible equity.

Marketing and Promotions:    Marketing and promotions expense decreased as a result of the Company’s ongoing cost control and efficiencies.

Income Tax Expense:    In 2011, the Company had income tax expense of $3.7 million on pretax earnings of $10.8 million compared to $6.7 million in income tax expense on pretax earnings of $19.0 million in 2010. The effective tax rate was 34.5% and 35.5% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate differed from the statutory rate of 34% for the years ended December 31, 2011 and 2010 primarily due to the preferential tax treatment of the corporate dividends received and non-taxable earnings on bank-owned life insurance. In addition, in 2010 the Company began paying Massachusetts state income tax on a portion of our net income.

Financial Condition, Liquidity and Capital Resources

Summary:

Rockville Bank had total assets of $2.00 billion and $1.75 billion at December 31, 2012 and 2011, respectively. The 14.2% increase in assets is primarily due to increases in loans due to strong originations, security purchases, principally municipal securities and to purchases of bank-owned life insurance. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston to fund this growth.

Total loans, net, of $1.59 billion, with allowance for loan losses of $18.5 million at December 31, 2012, increased $129.6 million when compared to total loans, net, of $1.46 billion, with allowance for loan losses of $16.0 million at December 31, 2011. Total deposits of $1.50 billion at December 31, 2012 increased $177.9 million when compared to total deposits of $1.33 billion at December 31, 2011. Non-interest-bearing deposits increased 15.7% and interest-bearing deposits increased 13.0% during the period due to the Company’s strategic focus to increase transaction accounts and overall pricing discipline. The Bank’s net loan-to-deposit ratio was 105.5% at December 31, 2012, compared to 109.8% at December 31, 2011.

At December 31, 2012, total equity of $320.6 million decreased $12.9 million when compared to total equity of $333.5 million at December 31, 2011. Changes in equity for the year ended December 31, 2012 consisted of increases for net income of $15.8 million and $2.7 million of other comprehensive income partially offset by decreases of $14.4 million of dividends to shareholders and $21.6 million for the purchase of treasury shares. At December 31, 2012, the tangible common equity ratio was 16.0% compared to 19.0% at December 31, 2011. See Note 17, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities

The Company maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to manage interest-rate sensitivity. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

Investment Securities

	At December 31,
	2012		2011		2010
	Amortized		Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$12,413	$12,717	$17,207	$17,543	$35,018	$34,327
Government-sponsored residential mortgage-backed securities	87,769	91,144	105,362	110,195	67,047	70,390
Government-sponsored residential collateralized debt obligations	20,798	20,947	15,795	15,950	—	—
Government-sponsored commercial mortgage-backed securities	9,179	9,302	—	—	—	—
Government-sponsored commercial collateralized debt obligations	5,048	5,135	—	—	—	—
Asset-backed securities	11,193	11,200	—	—	—	—
Corporate debt securities	19,760	18,818	5,922	4,300	5,895	4,008
Obligations of states and political subdivisions	67,458	68,804	—	—	—	—
Marketable equity securities	3,068	3,322	3,023	3,249	11,282	16,722

Total available for sale	$236,686	$241,389	$147,309	$151,237	$119,242	$125,447

Held to Maturity:
Mortgage-backed securities	$6,084	$6,681	$9,506	$10,380	$13,679	$14,638

The Company’s securities portfolio totaled $247.5 million at December 31, 2012 compared to $160.7 million at December 31, 2011, an increase of $86.8 million. On a tax-equivalent basis, the yield in the securities portfolio for the year ended December 31, 2012 and 2011 was 3.38% and 3.17%, respectively.

Accounting guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2012, $241.4 million, or 97.5% of the portfolio, was classified as available for sale and $6.1 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 7, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The Company’s underlying investment strategy has been to use the portfolio for a source of liquidity, interest income and as a tool to manage interest rate risk. During 2012, the Company focused its efforts on a barbell approach to purchases with the goal of improving relative price behavior in response to rising rates relative to alternative investment approaches. Municipal securities were introduced into the portfolio in an effort to add more yield, while also improving tax efficiency as discussed more fully in the subsequent paragraph. It is management’s belief that the majority of the municipal securities will be called within 7-10 years and will not remain on the balance sheet until their final maturities, which extend out to 25 years. This belief is due to the high coupon rates paid. When comparing yields for similarly rated securities at their call dates over the 20 years, in nearly all cases, the issuer will likely call the security in order to achieve a more favorable cost of capital. Pass through mortgage backed securities have increased in price significantly over the last six months, causing the interest rate to fall. With a rise in the price, premium risk increases when the underlying mortgages pay faster than initially expected. In order to balance the premium risk with the favorable cash flow characteristics, the Company continues to evaluate collateralized mortgage obligations that help protect against prepayment and extension risks while providing more consistent cash flow.

During the year ended December 31, 2012, the Company purchased $71.1 million and sold $3.4 million of municipal securities, or obligations of states and political subdivisions, having a fair value of $68.8 million at December 31, 2012. The Company strategically added municipal securities with strong credit quality, high coupons, and call dates that it believes will incent the issuer to evaluate refunding at a lower market rate at the time of the call date. By adding municipal securities to the portfolio, the Company expects to achieve higher tax-adjusted yields than existing securities in the portfolio. Of the total municipal securities purchased in the year ended December 31, 2012, general obligation bonds had a fair value of $21.1 million, or 30.7%, of which $15.0 million are obligations of political subdivisions of the respective state. The Company evaluates state exposure continuously and makes credit assessments based on market data available at the time of purchase. Given the market focus on certain issues, such as pension obligations, the Company attempts to limit direct exposure to states with significant actuarial unfunded pension obligations. However, there are instances where political subdivisions in the state may have limited exposure to statewide pension obligations; in these cases where strong credit characteristics are present, the security may be added to the portfolio. Revenue bonds with a fair value of $47.7 million represent 69.3% of total municipal securities at December 31, 2012. The Company limits its exposure to special purpose projects and focuses on essential service revenue bonds such as water, wastewater and school bonds. More likely than not, these types of revenue bonds require a specific level of funding or rate to cover debt service coverage of all outstanding bonds and are not subject to appropriations of state and political subdivision government entities. School funding is often subject to constitutionally mandated minimums. The Company will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

The unrealized losses on corporate debt securities primarily relates to one pooled trust preferred security (Preferred Term Security XXVIII, Ltd. or “PRETSL XXVIII”). The unrealized loss on the PRETSL XXVIII investment was caused by the low interest rate environment as the security’s rate floats quarterly to three month LIBOR. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses.

Management has performed a review of all investments with unrealized losses and determined that no investments had credit related other-than-temporary impairment. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses, which may not be until maturity. The Company does not plan on investing in securities backed by subprime mortgage collateral. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods.

The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2012, mortgage-backed securities with adjustable rates totaled $23.8 million.

Investment Maturity Schedule

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
December 31, 2012
Available for Sale
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$601	0.83%	$7,107	1.89%	$—	—%	$5,009	2.25%	$12,717	1.98%
Government-sponsored residential mortgage- backed securities	51	4.00	—	—	25,539	3.24	65,554	2.58	91,144	2.77
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	20,947	2.16	20,947	2.16
Government-sponsored commercial mortgage- backed securities	—	—	—	—	9,302	2.22	—	—	9,302	2.22
Government-sponsored commercial collateralized debt obligations	—	—	—	—	5,135	2.32	—	—	5,135	2.32
Asset-backed securities	—	—	—	—	7,027	3.15	4,173	4.75	11,200	3.75
Corporate debt securities	—	—	15,879	2.40	—	—	2,939	2.23	18,818	2.37
Obligations fo state and political subdivisions	—	—	—	—	6,704	2.67	62,100	3.90	68,804	3.78

Total debt securities	$652	1.08%	$22,986	2.24%	$53,707	2.89%	$160,722	3.07%	238,067	2.95%

Marketable equity securities									3,322

Total securities available for sale									$241,389

Held to Maturity
Debt securities:
Government-sponsored residential mortgage- backed securities	$—	0.00%	$—	0.00%	$1,027	4.19%	$5,654	4.73%	$6,681	4.65%

The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 6, “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Bank-Owned Life Insurance

BOLI amounted to $58.4 million and $31.4 million at December 31, 2012 and 2011, respectively. During the first quarter of 2012, the Company purchased an additional $25.0 million in BOLI. BOLI provides a means to mitigate increasing employee benefit costs. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account” and “hybrid account” of quality insurance companies. Of the general account carriers all were rated “A” or better by Standard and Poors and “A2” or better by Moody’s at December 31, 2012 with the exception of one carrier that is rated sub-investment grade, representing 0.35% of the BOLI asset and 0.08% of Tier I capital. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Net Income.

Lending Activities

The Company originates residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans primarily throughout Connecticut and to a lesser extent the Northeast and certain Mid-Atlantic states.

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Loan Portfolio Analysis

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$683,195	42.6%	$680,702	46.2%	$719,925	50.6%	$754,838	55.0%	$746,041	57.3%
Commercial	697,133	43.4	593,867	40.3	489,511	34.4	426,028	31.0	351,474	27.0
Construction	49,980	3.1	50,654	3.4	78,627	5.5	71,078	5.2	89,099	6.8
Commercial Business	171,632	10.7	143,475	9.8	130,303	9.1	113,240	8.2	106,684	8.2
Installment and collateral	2,751	0.2	4,231	0.3	5,921	0.4	7,742	0.6	9,629	0.7

Total loans	1,604,691	100.0%	1,472,929	100.0%	1,424,287	100.0%	1,372,926	100.0%	1,302,927	100.0%
Net deferred loan costs and premiums	771		494		523		632		1,417
Allowance for loan losses	(18,477)		(16,025)		(14,312)		(12,539)		(12,553)

Loans, net	$1,586,985		$1,457,398		$1,410,498		$1,361,019		$1,291,791

Gross loans were $1.60 billion, up $131.8 million, or 8.9%, at December 31, 2012 from December 31, 2011. The Company experienced an increase in all major loan categories that was a result of expansion of those business lines augmented by the low interest rate environment.

Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2012, comprising 42.6% of total loans. The increase of $2.5 million from December 31, 2011 was primarily due to origination volume partially offset by the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $293.5 million during the year, with approximately $172.1 million originated for portfolio and $121.4 million sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and redesign and expansion of the residential mortgage business program. The Company continues to build efficiencies in this business line.

Commercial real estate loans increased $103.3 million from December 31, 2011, as the Bank has experienced increased demand for commercial real estate loans given the expansion of the commercial banking division and the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. The Company experienced a full year of higher commercial loan volumes in 2012 as a result of the acquisition of a commercial lending team from a local competitor as well as expansion in the Northeast. Construction real estate loans totaled $50.0 million at December 31, 2012, a slight decrease of $674,000 from December 31, 2011. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $3.3 million at December 31, 2012 compared to $2.5 million at December 31, 2011.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $46.6 million at December 31, 2012, $23.7 million of which is residential use and $22.9 million commercial use, compared to total commercial real estate construction loans of $48.1 million at December 31, 2011.

The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans. Commercial business loans increased $28.2 million from December 31, 2011, primarily due to continued focus on business development efforts within the commercial loan segment.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2012 and 2011 the Company had one non-performing commercial construction loan for $107,000 and 87,000 for which it funded the outstanding interest reserves of approximately $15,000 and $19,000, respectively.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. At December 31, 2012 there were no other situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Loan Maturity Schedule

The following table sets forth the loan maturity schedule at December 31, 2012:

Maturity and Sensitivity of Loan Portfolio

	Loans Maturing
(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate loans:
Residential	$2,830	$67,371	$612,994	$683,195
Commercial	15,170	197,427	484,536	697,133
Construction	18,458	14,395	17,127	49,980
Commercial business loans	59,843	53,267	58,522	171,632
Installment and collateral loans	181	1,187	1,383	2,751

Total	$96,482	$333,647	$1,174,562	$1,604,691

Loans Contractually Due Subsequent to December 31, 2013

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2012 that are contractually due after December 31, 2013:

	Due After December 31, 2013
(In thousands)	Fixed	Adjustable	Total
Real estate loans:
Residential	$422,033	$258,331	$680,364
Commercial	319,824	362,139	681,963
Construction	13,906	17,616	31,522
Commercial business loans	48,509	63,280	111,789
Installment and collateral loans	2,570	—	2,570

Total	$806,842	$701,366	$1,508,208

Asset Quality

Rockville’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses. See Note 8, “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At December 31,	At December 31,
	2012	2011
Asset Quality Ratios:
Non-performing loans as a percentage of total loans	1.00%	0.86%
Non-performing loans as a percentage of total assets	0.80	0.72
Net charge-offs as a percentage of average loans	0.07	0.09
Allowance for loan losses as a percentage of total loans	1.15	1.09
Allowance for loan losses to non-performing loans	115.08	127.08

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of December 31, 2012 and 2011, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At December 31, 2012		At December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$7,837	41.46%	$6,332	40.54%
Commercial	2,162	11.44	750	4.80
Construction	1,470	7.78	1,099	7.04
Commercial business loans	1,407	7.44	1,033	6.61
Installment and collateral	45	0.24	29	0.19

Total non-accrual loans excluding TDRs	12,921	68.36	9,243	59.18
Troubled debt restructurings - non-accruing	3,135	16.59	3,367	21.56

Total non-performing loans	16,056	84.95	12,610	80.74
Other real estate owned	2,846	15.05	3,008	19.26

Total non-performing assets	$18,902	100.00%	15,618	100.00%

Total non-performing loans to total loans	1.00%		0.86%
Total non-performing assets to total assets	0.95%		0.89%

As displayed in the above table, non-performing assets at December 31, 2012 increased to $18.9 million compared to $15.6 million at December 31, 2011. The increase is primarily due to loans secured by residential one-to-four family loans, commercial real estate loans and residential real estate construction loans offset by decreases in commercial business loans.

The increase in non-performing residential loans of $1.5 million was due to current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market impacting customers’ ability to make loan payments. There are 85 loans in the residential non-performing category including TDRs totaling $9.9 million, representing 1.4% of the total residential portfolio. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios.

Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The increase in non-performing permanent commercial real estate and construction loans is primarily due to performance issues encountered under weakened economic conditions. The collateral values of non-performing loans has been updated and in several instances partial charge-offs have been processed to conform to current market values.

Troubled Debt Restructuring

Loans are considered restructured in a troubled debt restructuring when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

	At December 31, 2012	At December 31, 2011
(In thousands)
Recorded investment in TDRs
Accrual status	$625	$—
Non-accrual status	3,135	3,367

Total recorded investment	$3,760	$3,367

Accruing TDRs performing under modified terms more than one year	$625	$—
TDR allocated reserves included in the balance of allowance for loan losses	$—	$119
Additional funds committed to borrowers in TDR status	$—	$—

The net increase in troubled debt restructured loans reflects an increase in construction related TDR’s due to slow absorption on the underlying project.

Troubled Debt Restructuring By Loan Type

(In thousands)	At December 31, 2012	At December 31, 2011
Real estate loans:
Residential	$2,030	$2,670
Commercial	266	403
Construction	1,210	—
Commercial business loans	254	294

Total	$3,760	$3,367

Troubled Debt Restructuring Activity

	Twelve months ended
	December 31,
(In thousands)	2012	2011
TDRs, beginning of period	$3,367	$1,653
New TDR status	1,383	1,764
Paydowns/draws on existing TDRs, net	762	50
Charge-offs post modification	—	—
Transfer to OREO	228	—

TDRs, end of period	$3,760	$3,367

Delinquent Loans

The following table presents past due loans greater than 29 days past due by loan category as of the dates indicated:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
At December 31, 2012
Real estate loans:
Residential	$8,905	33.3%	$4,794	17.9%	$13,699	51.2%
Commercial	8,701	32.6	1,230	4.6	9,931	37.2
Construction	1,167	4.4	1,497	5.6	2,664	10.0
Commercial business loans	304	1.1	62	0.2	366	1.3
Installment and collateral	21	0.1	46	0.2	67	0.3

Total	$19,098	71.5%	$7,629	28.5%	$26,727	100.0%

At December 31, 2011
Real estate loans:
Residential	$9,334	59.3%	$4,759	30.2%	$14,093	89.5%
Commercial	366	2.3	196	1.2	562	3.5
Construction	191	1.2	93	0.6	284	1.8
Commercial business loans	333	2.1	433	2.8	766	4.9
Installment and collateral	47	0.3	—	—	47	0.3

Total	$10,271	65.2%	$5,481	34.8%	$15,752	100.0%

As of December 31, 2012 and 2011, there were no loans contractually past due 90 days or more and still accruing interest.

As a percentage of total loans, loans between 30 and 90 days delinquent were 1.19% and 0.70% at December 31, 2012 and December 31, 2011, respectively. The increased delinquency at December 31, 2012 is primarily attributable to two construction projects and two non-performing commercial real estate loans. All non-performing loans have been updated with a current appraised value and if necessary a reduction to carrying value has been made.

Potential Problem Loans

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $30.2 million at December 31, 2012 and which are generally transferred to the Special Assets area for extra attention.

The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2012, watchlist loans, inclusive of the “classified loans”, totaled $56.2 million, of which $39.5 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.

Allowance for Loan Losses

The allowance for loan losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. The Company’s Board Lending Committee meets quarterly to review and conclude on the adequacy of the reserves, and to present their recommendation to the Board.

Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2012, actual results may prove different and the differences could be significant.

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

The Company has a loan loss allowance of $18.5 million, or 1.15% of total loans as compared to a loan loss allowance of $16.0 million, or 1.09% of total loans at December 31, 2011. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:

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

Schedule of Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$16,025	$14,312	$12,539	$12,553	$10,620
Provision for loan losses	3,587	3,021	4,109	1,961	2,393
Charge-offs:
Real estate	(1,174)	(1,071)	(1,951)	(1,471)	(257)
Commercial business loans	(132)	(480)	(391)	(593)	(314)
Installment and collateral loans	(48)	(37)	(34)	(49)	(50)

Total charge-offs	(1,354)	(1,588)	(2,376)	(2,113)	(621)

Recoveries:
Real estate	150	261	11	8	9
Commercial business loans	52	6	10	114	122
Installment and collateral loans	17	13	19	16	30

Total recoveries	219	280	40	138	161

Net charge-offs	(1,135)	(1,308)	(2,336)	(1,975)	(460)

Allowance at end of year	$18,477	$16,025	$14,312	$12,539	$12,553

Ratios:
Allowance for loan losses to non-performing loans at end of year	115.08%	127.08%	115.79%	104.09%	120.30%
Allowance for loan losses to total loans outstanding at end of year	1.15%	1.09%	1.00%	0.91%	0.96%
Net charge-offs to average loans outstanding	0.07%	0.09%	0.17%	0.15%	0.04%

The allowance for loan losses increased $2.5 million from December 31, 2011 to December 31, 2012 as the provision for loan loss expense provided an additional $3.6 million while net charge offs of $1.1 million decreased the allowance. In the opinion of Board Lending Committee and the Board, the allowance for loan losses at December 31, 2012 is sufficient to provide for probable losses inherent within the loan portfolio.

At December 31, 2012, the allowance for loan losses was $18.5 million, or 1.15% of the total loan portfolio and 115.08% of total non-performing loans. This compares to an allowance of $16.0 million, or 1.09% of total loans and 127.08% of total non-performing loans at December 31, 2011. Gross charge offs for 2012 were down $234,000 from the prior year while recoveries of previously charged off loan decreased $61,000 in 2012 from 2011.

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

	At December 31,
	2012			2011			2010
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category in Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category in Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category in Total Loans
Real Estate:
Residential	$6,194	33.52%	42.57%	$5,071	31.64%	46.21%	$4,688	32.76%	50.54%
Commercial	8,051	43.57	43.44	6,694	41.77	40.32	5,469	38.21	34.37
Construction	807	4.37	3.12	1,286	8.02	3.44	1,653	11.55	5.52
Commercial business	2,916	15.78	10.70	2,515	15.70	9.74	2,296	16.04	9.15
Installment and collateral	29	0.16	0.07	49	0.31	0.29	81	0.57	0.42
Unallocated allowance	480	2.60	0.10	410	2.56	—	125	0.87	—

Total allowance for loan losses	$18,477	100.00%	100.00%	$16,025	100.00%	100.00%	$14,312	100.00%	100.00%

	At December 31,
	2009			2008
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category in Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category in Total Loans
Real Estate:
Residential	$4,243	33.84%	54.97%	$3,952	31.48%	57.26%
Commercial	4,662	37.18	31.03	3,978	31.69	26.97
Construction	1,490	11.88	5.18	1,925	15.33	6.84
Commercial business loans	1,832	14.61	8.25	2,180	17.37	8.19
Installment and collateral	103	0.82	0.57	306	2.44	0.74
Unallocated allowance	209	1.67	—	212	1.69	—

Total allowance for loan losses	$12,539	100.00%	100.00%	$12,553	100.00%	100.00%

The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2012 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.

Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances and other borrowings, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, residential mortgage sales proceeds, repurchase agreements, Federal Funds Lines of credit and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits

The Company offers a wide variety of deposit products to consumer, business and municipal customers. Deposit customers can access their accounts in a variety of ways including branch banking, ATM’s, internet banking, mobile banking and telephone banking. Effective advertising, direct mail, well-designed product offerings, customer service and competitive pricing policies have been successful in attracting and retaining deposits. A key strategic objective is to grow the base of checking customers by retaining existing relationships while attracting new customers.

Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Retail Pricing Committee meets weekly and a Management ALCO Committee meets monthly, to determine pricing and marketing initiatives. Actions of the committee influence the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The following table presents average deposit balances and the average rate paid for the years indicated.

Average Deposit Balances

	For the Years Ended December 31,
	2012		2011		$ Change	% Change
(Dollars in thousands)	Average Balance	Cost of Funds (%)	Average Balance	Cost of Funds (%)
Demand deposits	$217,669	—%	$206,789	—%	$10,880	5.3%
NOW and money market accounts	486,701	0.28	367,037	0.35	119,664	32.6
Savings accounts	206,978	0.13	180,093	0.24	26,885	14.9

Total core deposits	911,348	0.18	753,919	0.23	157,429	20.9
Certificates of deposit	523,134	1.35	553,335	1.72	(30,201)	(5.5)

Total average deposits	$1,434,482		$1,307,254		$127,228	9.7%

Total deposits amounted to $1.50 billion at December 31, 2012, up $177.9 million from the balance at December 31, 2011. Core deposits increased $159.8 million, or 19.7%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit, municipal deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $65.2 million at December 31, 2012. The Bank did not hold any brokered certificates at December 31, 2011. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.44 billion at December 31, 2012.

As of December 31, 2012, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $259.6 million. The following table sets forth the maturity of those time deposits as of December 31, 2012.

Time Deposit Maturities of $100,000 or more.

(In thousands)	At December 31, 2012
Three months or less	$52,658
Over three months through six months	28,656
Over six months through one year	55,568
Over one year through three years	50,798
Over three years	71,932

Total	$259,612

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

Rockville Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLBB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Rockville has satisfied its collateral requirement at December 31, 2012. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.

Total Federal Home Loan Bank advances increased $77.2 million to $143.1 million at December 31, 2012 compared to $65.9 million at December 31, 2011. This increase is a result of greater utilization of FHLBB advances at lower interest rates and combined with the growth in our core deposits assisted the Company to help fund the growth in our loan and securities portfolios and meet other liquidity needs, while effectively managing interest rate risk. At December 31, 2012, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.31% to 4.39%. The average cost of FHLBB advances was 1.61% at December 31, 2012, down from 3.22% at December 31, 2011. Borrowings represented 7.2% and 3.8% of assets at December 31, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet cash needs at all times with available cash or by conversion of other assets to cash at a reasonable price and in a timely manner. The Company maintains liquid assets at levels the Company considers adequate to meet its liquidity needs. The Company adjusts its liquidity levels to fund loan commitments, repay its borrowings, fund deposit outflows, pay escrow obligations on all items in the loan portfolio and to fund operations. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2012, $35.3 million of the Company’s assets were invested in cash and cash equivalents compared to $41.0 million at December 31, 2011. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At December 31, 2012, the Company had $143.1 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $182.0 million based on collateral requirements of the Federal Home Loan Bank of Boston. Internal policies limit wholesale borrowings to 30% of total assets, or $599.6 million, at December 31, 2012. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $92.5 million at December 31, 2012. The Bank also has a repurchase agreement with JP Morgan Securities LLC, allowing for the sale and repurchase of securities as a source of liquidity; as of December 31, 2012 there were no borrowings outstanding under this agreement. No federal funds purchased were outstanding at December 31, 2012.

At December 31, 2012, the Company had outstanding commitments to originate loans of $63.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $296.1 million. At December 31, 2012, time deposits scheduled to mature in less than one year totaled $308.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville’s main source of liquidity at the parent company level is dividends from Rockville Bank. During 2012 the Bank paid $12.5 million to the Company in dividends. There were no dividend payments from the Bank in 2011. Additional potential sources of liquidity are proceeds from borrowings, capital offerings, and to a lesser extent from stock option exercises. The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses and repurchases of Rockville’s common stock. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 — Business” found elsewhere in this report.

The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2012, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

Contractual Obligations and Commercial Commitments

The following tables present information indicating various obligations and commitments of the Company as of December 31, 2012 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2012 and the respective maturity dates:

	Contractual Obligations
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Commitments to sell fixed rate mortgage loans	$8,901	$8,901	$—	$—	$—
Federal Home Loan Bank advances(1)	143,106	61,000	43,112	36,000	2,994
Interest expense payable on Federal Home Loan Bank advances	8,606	103	2,558	4,441	1,504
Forward-starting interest rate swap(2)	148	148	—	—	—
Operating leases(3)	44,465	1,659	3,215	3,223	36,368
Other(4)	1,380	110	244	270	756

Total Contractual Obligations	$206,606	$71,921	$49,129	$43,934	$41,622

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents the fair value of cash flow derivatives with a notional amount of $75.0 million.

(3)	Represents non-cancelable operating leases for offices and office equipment.

(4)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

	Other Commitments
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Real estate loan commitments(1)	$54,260	$50,557	$509	$—	$3,194
Commercial business loan commitments(1)	8,826	5,301	265	1,024	2,236
Commercial business loan lines of credit	76,673	10,965	3,446	513	61,749
Unused portion of home equity lines of credit(2)	139,238	2,578	25,540	26,978	84,142
Unused portion of construction loans	71,459	39,870	13,667	1,819	16,103
Unused checking overdraft lines of credit(3)	51	—	—	—	51
Standby letters of credit	8,691	7,446	1,245	—	—

Total Other Commitments	$359,198	$116,717	$44,672	$30,334	$167,475

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

Recently Issued Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Management of Market and Interest Rate Risk

General:    The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Management monitors the level of interest rate risk on a regular basis partly through its monthly Management ALCO meetings, and the Board ALCO meets at least quarterly to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling one-to-four family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, and (iv) periodically lengthening the term structure of our borrowings from the Federal Home Loan Bank of Boston. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments. Additionally, the Company added $75 million of interest rate swaps in 2012 as an Internal Rate of Return management tool.

Quantitative Analysis:

Income Simulation:    Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2012, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months

300 basis point increase in rates	-5.04%
50 basis point decrease in rates	-1.73%

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2012, income at risk (i.e., the change in net interest income) decreased 5.04% and decreased 1.73% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At December 31, 2012, return on assets is modeled to decrease by 18 basis points and decrease by 2 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ John T. Lund

William H.W. Crawford, IV	John T. Lund
President, Chief Executive Officer	Executive Vice President, Chief Financial
and Director	Officer and Treasurer

Date: March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rockville Financial, Inc.

We have audited Rockville Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Rockville Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rockville Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2012 consolidated financial statements of Rockville Financial, Inc. and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockville Financial, Inc.

We have audited the accompanying Consolidated Statements of Condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockville Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of Rockville Financial Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2013

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

December 31, 2012 and 2011

(In Thousands, Except Share Data)	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,966	$40,677
Short-term investments	15,349	308

Total cash and cash equivalents	35,315	40,985
Available for sale securities-At fair value (note 7)	241,389	151,237
Held to maturity securities-At amortized cost (note 7)	6,084	9,506
Loans held for sale	5,292	—
Loans receivable (Net of allowance for loan losses of $18,477 in 2012 and $16,025 in 2011) (note 8)	1,586,985	1,457,398
Federal home loan bank stock, at cost (note 12)	15,867	17,007
Accrued interest receivable	4,862	4,089
Deferred tax asset-net (note 15)	10,720	10,368
Premises and equipment-net (note 10)	20,078	15,502
Goodwill	1,070	1,149
Cash surrender value of bank-owned life insurance	58,370	31,429
Other real estate owned (note 9)	2,846	3,008
Current income tax receivable	—	2,848
Prepaid FDIC assessments	2,089	3,034
Other assets	7,832	2,312

	$1,998,799	$1,749,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 11):
Non-interest-bearing	$238,924	$206,416
Interest-bearing	1,265,756	1,120,350

Total deposits	1,504,680	1,326,766
Mortgagors’ and investors escrow accounts	6,776	5,852
Advances from the Federal Home Loan Bank (note 12)	143,106	65,882
Accrued expenses and other liabilities	23,626	17,901

Total liabilities	1,678,188	1,416,401

Commitments and contingencies (note 16)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 and 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,487,363 and 29,514,468 shares issued and 28,156,897 and 29,514,468 outstanding at December 31, 2012 and December 31, 2011, respectively)	243,776	243,776
Additional paid-in capital	13,418	15,189
Unearned compensation — ESOP	(8,306)	(9,453)
Treasury stock, at cost (1,330,466 and 0 shares at December 31, 2012 and December 31, 2011, respectively)	(16,041)	—
Retained earnings	91,811	90,707
Accumulated other comprehensive loss, net of tax	(4,047)	(6,748)

Total stockholders’ equity	320,611	333,471

	$1,998,799	$1,749,872

See accompanying notes to consolidated financial statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share Data)	2012	2011	2010
Interest and dividend income:
Loans	$71,201	$70,463	$70,677
Securities-taxable interest	4,524	4,679	4,544
Securities-non-taxable interest	1,979	—	14
Securities-dividends	173	367	454
Interest-bearing deposits	75	71	10

Total interest and dividend income	77,952	75,580	75,699

Interest expense:
Deposits	8,734	11,252	11,617
Borrowed funds	2,210	6,219	10,544

Total interest expense	10,944	17,471	22,161

Net interest income	67,008	58,109	53,538
Provision for loan losses	3,587	3,021	4,109

Net interest income after provision for loan losses	63,421	55,088	49,429

Non-interest income:
Other-than-temporary impairment losses on equity securities	—	(29)	—
Service charges and fees	6,480	6,351	7,377
Net gain from sales of securities	914	6,277	190
Net gain from sales of loans	4,417	1,715	1,746
Bank-owned life insurance	1,920	623	383
Other income (loss)	976	(178)	(292)

Total non-interest income	14,707	14,759	9,404

Non-interest expense:
Salaries and employee benefits	33,186	24,245	20,032
Service bureau fees	4,036	4,338	4,048
Occupancy and equipment	4,653	4,401	4,292
Professional fees	3,233	2,537	1,807
Marketing and promotions	412	1,171	1,450
FDIC assessments	1,046	1,247	1,616
Other real estate owned	540	677	1,435
Contribution to Rockville Bank Foundation, Inc.	—	5,043	—
Loss on extinguishment of debt	—	8,914	—
Other	8,590	6,443	5,170

Total non-interest expense	55,696	59,016	39,850

Income before income taxes	22,432	10,831	18,983
Provision for income taxes (note 15)	6,635	3,739	6,732

Net income	$15,797	$7,092	$12,251

See accompanying notes to consolidated financial statements.	(Continued)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income (Concluded)

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share Data)	2012	2011	2010
Net income per share (note 19):
Basic	$0.57	$0.25	$0.44
Diluted	$0.56	$0.25	$0.44
Weighted-average shares outstanding:
Basic	27,796,116	28,593,971	28,115,825
Diluted	28,025,610	28,693,295	28,136,905

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Net income	$15,797	$7,092	$12,251

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities	1,689	3,971	308
Reclassification adjustment for gains realized in income	(914)	(6,248)	(190)

Net unrealized gains (losses)	775	(2,277)	118
Tax effect - (expense) benefit	(272)	796	(101)

Net-of-tax amount	503	(1,481)	17

Unrealized losses on interest rate swaps designated as cash flow hedges	(148)	—	—
Tax effect - benefit	52	—	—

Net-of-tax amount	(96)	—	—

Defined benefit pension plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	(48)	(49)	(48)
Reclassification adjustment for losses recognized in net periodic benefit cost	1,236	571	554
Prior service cost arising during the period	(80)	—	—
Gains (losses) arising during the period	2,380	(6,621)	(237)

Change in gains or losses and prior service costs or credits	3,488	(6,099)	269
Tax effect - (expense) benefit	(1,220)	2,134	(96)

Net-of-tax amount - pension plans	2,268	(3,965)	173

Postretirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	27	43	30
Reclassification adjustment for losses recognized in net periodic benefit cost	81	73	64
Prior service cost arising during the period	—	92	(455)
Losses arising during the period	(68)	(238)	(320)

Change in gains or losses and prior service costs or credits	40	(30)	(681)
Tax effect - (expense) benefit	(14)	10	242

Net-of-tax amount - post-retirement plans	26	(20)	(439)

Net-of-tax amount - pension and post-retirement plans	2,294	(3,985)	(266)

Total other comprehensive income (loss)	2,701	(5,466)	(249)

Comprehensive income	$18,498	$1,626	$12,002

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2009	19,554,774	$85,249	$4,082	$ (4,178)	698,826	$ (9,663)	$ 82,971	$(1,033)	$157,428
Net income	—	—	—	—	—	—	12,251	—	12,251
Other comprehensive loss	—	—	—	—	—	—	—	(249)	(249)
Share-based compensation expense	—	—	775	—	—	—	—	—	775
ESOP shares released or committed to be released	—	—	103	700	—	—	—	—	803
Treasury stock issued	—	—	(125)	—	(11,144)	168	(43)	—	—
Cancellation of shares for tax withholding	(3,717)	—	(46)	—	—	—	—	—	(46)
Dividends declared ($0.245 per common share)	—	—	—	—	—	—	(4,534)	—	(4,534)

Balance at December 31, 2010	19,551,057	85,249	4,789	(3,478)	687,682	(9,495)	90,645	(1,282)	166,428
Net income	—	—	—	—	—	—	7,092	—	7,092
Other comprehensive loss	—	—	—	—	—	—	—	(5,466)	(5,466)
Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	(687,682)	9,495	—	—	—
Exchange of common stock at 1.5167 shares per common stock	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	21,317	—	625	—	—	—	—	—	625
ESOP shares released or committed to be released	—	—	183	1,096	—	—	—	—	1,279
Cancellation of shares for tax withholding	(8,140)	—	(93)	—	—	—	—	—	(93)
Forfeited unvested restricted stock	(3,033)	—	—	—	—	—	—	—	—
Dividends declared ($0.27 per common share)	—	—	—	—	—	—	(7,030)	—	(7,030)

Balance at December 31, 2011	29,514,468	243,776	15,189	(9,453)	—	—	90,707	(6,748)	333,471

See accompanying notes to consolidated financial statements.	(Continued)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Concluded)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Net income	—	—	—	—	—	—	15,797	—	15,797
Other comprehensive income	—	—	—	—	—	—	—	2,701	2,701
Share-based compensation expense	—	—	2,976	—	—	—	—	—	2,976
ESOP shares released or committed to be released	—	—	382	1,147	—	—	—	—	1,529
Cancellation of shares for tax withholding	(27,105)	—	(276)	—	—	—	—	—	(276)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,686)	—	(426,005)	4,999	(317)	—	(4)
Reissuance of treasury shares in connection with stock options exercised	—	—	(167)	—	(50,005)	586	—	—	419
Treasury stock purchased	—	—	—	—	1,806,476	(21,626)	—	—	(21,626)
Dividends declared ($0.52 per common share)	—	—	—	—	—	—	(14,376)	—	(14,376)

Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	1,330,466	$(16,041)	$91,811	$(4,047)	$320,611

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$15,797	$7,092	$12,251
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of premiums and discounts on investments, net	470	(7)	(171)
Share-based compensation expense	2,976	625	775
ESOP expense	1,529	1,279	803
Provision for loan losses	3,587	3,021	4,109
Net gain from sales of securities	(914)	(6,277)	(190)
Goodwill impairment	79	—	—
Loss on extinguishment of debt	—	8,914	—
Other-than-temporary impairment losses on equity securities	—	29	—
Loans originated for sale	(126,700)	(56,843)	(71,443)
Proceeds from sales of loans	125,825	57,223	71,063
Realized gain on sale of loans	(4,417)	(1,715)	(1,746)
Losses on sales of OREO	84	93	441
Write-downs of OREO	183	257	866
Depreciation and amortization	1,379	1,317	1,435
Loss on disposal of equipment	8	110	1
Deferred income tax (benefit) expense	(1,858)	3,899	(674)
Increase in cash surrender value of bank-owned life insurance	(1,920)	(623)	(383)
Net change in:
Deferred loan fees and premiums	(276)	(93)	(109)
Accrued interest receivable	(773)	87	111
Prepaid FDIC assessment	945	841	2,009
Current income tax receivable	2,848	—	—
Other assets	(2,711)	(326)	(593)
Accrued expenses and other liabilities	4,943	(2,525)	9,905

Net cash provided by operating activities	21,084	16,378	28,460

Cash flows from investing activities:
Proceeds from sales of available for sale securities	29,285	14,608	399
Proceeds from calls and maturities of available for sale securities	14,800	39,700	29,723
Principal payments on available for sale mortgage-backed securities	33,393	20,673	21,166
Principal payments on held to maturity mortgage-backed securities	3,468	4,173	5,470
Purchases of available for sale securities	(165,073)	(107,327)	(73,580)
Redemption of FHLBB stock	1,140	—	—
Proceeds from sale of OREO	2,113	934	5,120
Purchase of loans	(3,692)	—	—
Loan originations, net of principal payments	(131,424)	(53,130)	(57,835)
Purchase of bank-owned life insurance	(25,000)	(20,000)	—
Proceeds from sale of equipment	8	25	—
Purchases of premises and equipment	(5,971)	(2,042)	(461)

Net cash used in investing activities	(246,953)	(102,386)	(69,998)

See accompanying notes to consolidated financial statements.	(Continued)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Concluded)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)	2012	2011	2010
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	32,508	47,365	18,252
Net increase in interest-bearing deposits	145,406	69,826	71,900
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	924	(279)	(254)
Net increase (decrease) in short-term FHLBB advances	61,000	—	(15,000)
Proceeds from long-term FHLBB advances	23,250	—	37,800
Prepayment of FHLBB borrowings and penalty	—	(131,114)	—
Repayments of long-term FHLBB advances	(7,026)	(73,341)	(25,179)
Common stock repurchased	(21,626)	—	—
Common stock purchase for ESOP	—	(7,071)	—
Cancellation of shares for tax withholding	(276)	(93)	(46)
Reissuance of treasury shares	(4)	—	—
Proceeds from stock offering, net of expenses	—	168,044	—
Proceeds from exercise of stock options	419	—	—
Cash dividends paid on common stock	(14,376)	(7,030)	(4,534)
Fractional shares distribution	—	(22)	—

Net cash provided by financing activities	220,199	66,285	82,939

Net (decrease) increase in cash and cash equivalents	(5,670)	(19,723)	41,401
Cash and cash equivalents - beginning of year	40,985	60,708	19,307

Cash and cash equivalents - end of year	$35,315	$40,985	$60,708

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,860	$18,167	$22,235
Income taxes, net	5,311	1,664	9,520
Transfer of loans to other real estate owned	2,218	3,302	4,356
Increase (decrease) due to broker, investment purchases	1,386	(10,534)	10,534

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. (“the Company”) and its wholly-owned subsidiary Rockville Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp. Inc., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Investment Sub, Inc.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Rockville, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2012, the Company’s principal asset was all of the outstanding capital stock of Rockville Bank, a wholly-owned subsidiary of the Company.

The Company, through Rockville Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 21 banking offices, two loan production offices, 37 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices in the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, determination of pension assumptions, share-based compensation, the valuation of deferred tax assets, derivative instruments and hedging activities, and other-than-temporary impairment of securities.

Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2012 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.

Management has determined that no subsequent events have occurred following the balance sheet date of December 31, 2012, which require recognition or disclosure in the financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and due from banks and short term investments with original maturities of three months or less. At December 31, 2012, included in the balance of cash and due from banks was cash on hand of $20.0 million, which includes reserves in the form of deposits with the Federal Reserve Bank of approximately $9.2 million. The Bank is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.

Securities

Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity are those which the Bank has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period. Rockville did not have a trading portfolio at December 31, 2012 and

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2011. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. Rockville did not transfer any securities from available for sale to held to maturity during 2012 and 2011.

Securities are reviewed quarterly for other-than-temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the financial condition and near-term prospects of the issuer and guarantor, where applicable. If the Company intends to sell the security or, if it is more likely than not the Bank will be required to sell the security prior to recovery of its amortized cost basis, or for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis the security is written down to fair value and the respective write-down is recorded in non-interest income in the Consolidated Statements of Net Income. If the Bank does not intend to sell the security and if it is more likely than not that the Bank will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Consolidated Statements of Net Income. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income on the Consolidated Statements of Net Income.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2012 and 2011.

Loans Held For Sale

The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. Loans held for sale are stated at the lower of cost or fair value. Fair value is estimated using quoted loan market prices provided by the Federal Home Loan Mortgage Corporation (“FHLMC”), a government-sponsored entity. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained.

Loans

Loans are stated at current unpaid principal balances, net of deferred loan origination costs and fees. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis.

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial business and installment and collateral segments. Residential real estate loans include one-to-four family owner occupied first mortgages, second mortgages and equity lines of credit.

A loan is classified as a troubled debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers’ financial condition. All TDR loans are initially classified as

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

impaired and generally remain impaired as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

In most cases, loan payments less than 90 days past due, based on contractual terms, are considered minor collection delays, and the related loans are generally not considered impaired.

Interest and Fees on Loans

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management’s best estimate of probable losses incurred within the existing loan portfolio as of the balance sheet date. The level of the allowance reflects management’s view of trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. Portions of the allowance may be allocated for specific loans; however, the allowance is available for any loan that is charged off.

The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs are recognized when management believes the collectibility of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for loans deemed to be impaired – the allocated component, (2) quantitative valuation allowances for non-impaired loans calculated using loan loss experience for like loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions – the general component; and (3) qualitative factors for general loss allocations for other environmental factors, which is classified as “unallocated”. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and installment and collateral loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.

When a loan is determined to be impaired the Company makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the collateral dependent loan as a component of

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.

While management regularly evaluates the adequacy of the allowance for loan losses, future additions to the allowance may be necessary based on changes in assumptions and economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company’s servicing asset valuation is performed by an independent third party using a static valuation model representing a projection of a single interest rate/market environment into the future and discounting the resulting assumed cash flow back to present value. Discount rates, servicing costs, float earnings rates and delinquency information as well as the use of the medium PSA quotations provided by Security Industry and Financial Market Association (SIFMA) are used to calculate the value of the servicing asset.

Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Effective January 1, 2013, the Company adopted the fair value measurement for its servicing assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in service charges and fees.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material. Fair value is based on changes in the fair value of the underlying mortgage loans.

Forward Loan Sale Commitments

To protect against the portfolio risks inherent in derivative loan commitments or rate locks associated with fixed rate residential lending, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans and long-term interest rate risk that may result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Mandatory delivery forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments. Forward loan sale commitments are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in fair value recorded in other non-interest income, if material.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense. Gains and losses on the sale of other real estate owned are recorded in other income in the Consolidated Statements of Net Income.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on certain current and former employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax. Management reviews the credit quality and financial strength of the insurance carriers on quarterly basis and annual basis, respectively. BOLI with any individual carrier is limited to 15% of capital plus reserves.

Transfers of Financial Assets

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

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 39 1/2 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms excluding lease extension periods. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value through a charge to non-interest expense. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No write-downs of long-lived assets were recorded for any period presented herein.

Goodwill

Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. Goodwill impairment was $79,000 in 2012; there was no impairment in 2011 and 2010.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2012 and 2011, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.

Pension and Other Post-Retirement Benefits

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

On October 24, 2012, the Company announced to its employees that it will be hard-freezing its noncontributory defined pension plan as of December 31, 2012. Under the freeze, participants in the plan will stop earning additional benefits under the plan. The Company will be providing additional benefits to these employees under the Bank’s 401(k) Plan beginning January 1, 2013. See Note 13, Pension Plans and Other Post-Retirement Benefits, for further information on these benefits.

In addition to the qualified plan, the Company has supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.

The Company also provides certain health care and life insurance benefits for retired employees hired prior to March 1, 1993. Participants become eligible for the benefits if they retire after reaching age 62 with five or more years of service. Benefits are paid in fixed amounts depending on length of service at retirement. The Company accrues for the estimated costs of these benefits through charges to expense during the years that employees render service; however, the Company does not fund this plan.

Treasury Stock

Shares of common stock that are repurchased are recorded in treasury stock at cost. On the date of subsequent re-issuance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis. Treasury shares are not deemed outstanding for earnings per share calculations and therefore receive no dividends.

Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The required disclosures about fair value measurements have been included in Note 4.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings per Common Share

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

ESOP

Unearned ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation — ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company’s Consolidated Statements of Condition.

Share-Based Compensation

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

Segment Information

As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Technical Corrections and Improvements. On October 1, 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update, (“ASU”) No. 2012-04 “Technical Corrections and Improvements.” The Update clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective for the fiscal periods beginning after December 15, 2012. The amendments are not expected to have a material impact on the Company’s consolidated financial statements.

Amendments to the Codification for SEC paragraphs. On August 27, 2012, the FASB released ASU No. 2012-03 Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This Update amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. The adoption was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other (Topic 350): In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other (Topic 350): In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than the carrying amount. The amendments are effective for the Company for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220): In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity to improve comparability, consistency, and transparency of financial reporting. An entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 , Comprehensive Income (topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow the FASB time consider the operational concerns about the presentation requirements for reclassification adjustments. See the Consolidated Statements of Comprehensive Income presented herein.

Fair Value Measurement (Topic 820): In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in the Update are

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and to explain how to measure fair value. The ASU clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. This guidance was effective for the Company for the first interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Note 3.	MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On March 3, 2011, the Company, completed the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”) pursuant to a Plan of Conversion and Reorganization (the “Plan”). As part of the Conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc. as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. Upon completion of the Conversion, the Company became the holding company for the Bank and acquired ownership of all the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 17,109,886 shares of common stock of the Company (the “Common Stock”) were sold in a subscription offering to certain depositors of the Bank and its employee stock ownership plan for $10.00 per share, or $171,099,000 in the aggregate (the “Offering”) net of offering costs of $3,055,000. In accordance with the Plan, 1.5167 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for each outstanding share of common stock of the Company’s predecessor, also named Rockville Financial, Inc. (“Old RFI”), the former state-chartered mid-tier holding company for the Bank, held by persons other than Rockville Financial MHC, Inc., the mutual holding company that owned the majority of Old RFI’s common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011.

In connection with the 2011 Plan, the Company contributed additional funds to Rockville Bank Foundation, Inc., a non-profit charitable organization dedicated to helping the communities that the Bank serves. The Foundation received $5.0 million, or 3.0%, of the net proceeds of the stock conversion offering.

The conversion was accounted for as a reorganization with no change to the historical basis of Rockville Financial, Inc.’s assets, liabilities, and equity. All number of shares outstanding and per share amounts are restated to give retroactive recognition to the exchange ratio (1.5167) applied in the conversion, where necessary.

Note 4.	FAIR VALUE MEASUREMENT

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

When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and could be material. Derived fair value estimates may not be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates for financial instrument fair value disclosures are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during year ended December 31, 2012. During the year ended December 31, 2011 there was $1.2 million transferred into Level 3 from Level 2.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,717	$—	$12,717	$—
Government-sponsored residential mortgage-backed securities	91,144	—	91,144	—
Government-sponsored residential collateralized debt obligations	20,947	—	20,947	—
Government-sponsored commercial mortgage-backed securities	9,302	—	9,302	—
Government-sponsored commercial collateralized debt obligations	5,135	—	5,135	—
Asset-backed securities	11,200	—	4,174	7,026
Corporate debt securities	18,818	—	17,610	1,208
Obligations of states and political subdivisions	68,804	—	68,804	—
Marketable equity securities	3,322	3,244	—	78

Total available for sale securities	$241,389	$3,244	$229,833	$8,312

Mortgage loan derivative assets	$464	$—	$464	$—
Mortgage loan derivative liabilities	101	—	101	—
Interest rate swap liabilities	148	—	148	—

December 31, 2011
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$17,543	—	$17,543	—
Government-sponsored residential mortgage-backed securities	110,195	—	110,195	—
Government-sponsored residential collateralized-debt obligations	15,950	—	15,950	—
Corporate debt securities	4,300	—	3,083	1,217
Marketable equity securities	3,249	3,176	—	73

Total available for sale securities	$151,237	$3,176	$146,771	$1,290

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	For the Years Ended December 31,
(In thousands)	2012	2011
Balance available for sale securities, at beginning of period	$1,290	$73
Transfers in and/or out of Level 3	—	1,217
Purchases	7,000	—
Total unrealized gains included in other comprehensive income	22	—

Balance at end of period	$8,312	$1,290

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

Derivatives: Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are derivatives pursuant to the requirements of FASB ASC 815-10; however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings and are included in net gains from sales of loans.

At December 31, 2012, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows:

	December 31, 2012
(In thousands)	Notional or Principal Amount	Fair Value Adjustment
Rate Lock Commitments	$16,675	$325
Forward Sales Commitments	17,696	38

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company sells the majority of its fixed rate mortgage loans with original terms of 30 years or more on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 25% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2012 and 2011.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired loans	$1,211	$—	$—	$1,211
Other real estate owned	2,846	—	—	2,846

Total	$4,057	$—	$—	$4,057

December 31, 2011
Impaired loans	$914	$—	$—	$914
Other real estate owned	3,008	—	—	3,008

Total	$3,922	$—	$—	$3,922

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	For the Years Ended December 31,
(In thousands)	2012	2011

Impaired loans	$(470)	$(148)

Fair Value of Financial Instruments

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

Loans Held for Sale: The fair value of residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities. The fair value of SBA loans is estimated using quoted market prices from a secondary market broker.

Loans Receivable — net: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate credit and prepayment risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-performing loans is estimated using the Bank’s prior credit experience.

Federal Home Loan Bank of Boston stock: FHLB Boston stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed back to the FHLB Boston at par value.

Accrued Interest Receivable: Carrying value is assumed to represent fair value.

Derivative Assets: Refer to the above discussion on derivatives.

Deposits and Mortgagors’ and Investors’ Escrow Accounts: The fair value of demand, non-interest- bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of period-end.

Advances from FHLBB: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012 and 2011, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
( In thousands)	Value	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial assets:
Cash and cash equivalents	$35,315	$35,315	$—	$—	$35,315
Available for sale securities	241,389	3,244	229,833	8,312	241,389
Held to maturity securities	6,084	—	6,681	—	6,681
Loans held for sale	5,292	—	5,292	—	5,292
Loans receivable-net	1,586,985	—	—	1,624,001	1,624,001
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	4,862	—	—	4,862	4,862
Derivative assets	464	—	464	—	464
Financial liabilities:
Deposits	1,504,680	—	—	1,513,188	1,513,188
Mortgagors’ and investors’ escrow accounts	6,776	—	—	6,776	6,776
Advances from FHLBB	143,106	—	—	148,201	148,201
Interest rate swaps	148	—	148	—	148
Derivative liabilities	101	—	101	—	101
December 31, 2011
Financial assets:
Cash and cash equivalents	40,985	40,985	—	—	40,985
Available for sale securities	151,237	3,176	146,771	1,290	151,237
Held to maturity securities	9,506	—	10,380	—	10,380
Loans receivable-net	1,457,398	—	—	1,502,271	1,502,271
FHLBB stock	17,007	—	—	17,007	17,007
Accrued interest receivable	4,089	—	—	4,089	4,089
Financial liabilities:
Deposits	1,326,766	—	—	1,334,306	1,334,306
Mortgagors’ and investors’ escrow accounts	5,852	—	—	5,852	5,852
Advances from FHLBB	65,882	—	—	70,994	70,994

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2012 and 2011, the Company was required to have cash and liquid assets of $9.2 million and $12.0 million, respectively, to meet these requirements. The Company is also required to maintain a reserve balance with Bankers Bank Northeast (“BBN”) as part of their coin and currency contract with BBN. The required reserve amounted to $775,000 and $800,000 as of December 31, 2012 and 2011, respectively.

Note 6.	DERIVATIVES AND HEDGING ACTIVITIES

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2012, the Company entered into their first interest rate swap to hedge the variable cash flows associated with future borrowing. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2012, the Company entered into their second interest rate swap to hedge the variable cash flows associated with future borrowing. The Company did not record any hedge ineffectiveness since inception.

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

As of December 31, 2012, the Company had two outstanding interest rate derivatives with a notional value of $75.0 million that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2012. The Company had no derivatives outstanding designed as hedging instruments as of the year ended December 31, 2011.

		At December 31,
Fair Values of Derivative Instruments		2012	2011
(In thousands)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Forward-starting interest rate swap	Other Liabilities	$(148)	$—

Derivatives not designated as hedging instruments:
Mortgage loan derivative asset	Other Assets	$464	$—
Mortgage loan derivative liability	Other Liabilities	(101)	—

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Net Income as of December 31, 2012. The Company did not any have derivatives outstanding designed as hedging instruments as of the year ended December 31, 2011.

	Amount of Gain (Loss) Recognized on Mortgage Loan Derivatives
	Years Ended December 31,
(In thousands)	2012	2011
Derivatives not designated as hedging instruments:
Mortgage loan derivative assets	$464	$—
Mortgage loan derivative liabilities	(101)	—

The net amount of loss recognized in OCI in derivative interest rate swaps was $96,000 and $0 for the years ended December 31, 2012 and 2011, respectively.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of December 31, 2012, the Company has pledged one security with an adjusted fair value of $470,000 as collateral related to these agreements. The adjusted market value is determined as 92% of the fair value of the pledged security. See Note 7.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of December 31, 2012, the fair value of cash flow derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $148,000. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $148,000.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.	SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2012 and 2011 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$12,413	$304	$—	$12,717
Government-sponsored residential mortgage-backed securities	87,769	3,445	70	91,144
Government-sponsored residential collateralized debt obligations	20,798	150	1	20,947
Government-sponsored commercial mortgage-backed securities	9,179	123	—	9,302
Government-sponsored commercial collateralized debt obligations	5,048	87	—	5,135
Asset-backed securities	11,193	26	19	11,200
Corporate debt securities	19,760	695	1,637	18,818
Obligations of states and political subdivisions	67,458	1,473	127	68,804

Total debt securities	233,618	6,303	1,854	238,067

Marketable equity securities, by sector:
Banks	68	10	—	78
Industrial	109	50	—	159
Mutual funds	2,756	131	—	2,887
Oil and gas	135	63	—	198

Total marketable equity securities	3,068	254	—	3,322

Total available for sale securities	$236,686	$6,557	$1,854	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,084	$597	$—	$6,681

December 31, 2011
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$17,207	$336	$—	$17,543
Government-sponsored residential mortgage-backed securities	105,362	4,846	13	110,195
Government-sponsored residential collateralized debt obligations	15,795	155	—	15,950
Corporate debt securities	5,922	3	1,625	4,300

Total debt securities	144,286	5,340	1,638	147,988

Marketable equity securities, by sector:
Banks	68	6	—	74
Industrial	109	31	—	140
Mutual funds	2,715	129	—	2,844
Oil and gas	131	60	—	191

Total marketable equity securities	3,023	226	—	3,249

Total available for sale securities	$147,309	$5,566	$1,638	$151,237

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$9,506	$874	$—	$10,380

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2012, the net unrealized gain on securities available for sale of $4.7 million, net of income taxes of $1.6 million, or $3.1 million, is included in accumulated other comprehensive loss. At December 31, 2011, the net unrealized gain on securities available for sale of $3.9 million, net of income taxes of $1.3 million, or $2.6 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$600	$601	$—	$—
After 1 year through 5 years	22,202	22,985	—	—
After 5 years through 10 years	4,296	4,365	—	—
After 10 years	72,533	72,388	—	—

	99,631	100,339	—	—
Mortgage-backed securities	87,769	91,144	6,084	6,681
Government-sponsored residential colateralized debt obligations	20,798	20,947	—	—
Government-sponsored commercial mortgage-backed securities	9,179	9,302	—	—
Government-sponsored commercial colateralized debt obligations	5,048	5,135	—	—
Collaterized loan obligations	11,193	11,200	—	—

Total debt securities	$233,618	$238,067	$6,084	$6,681

At December 31, 2012, the Company had one encumbered security, with an adjusted fair value of $470,000 pledged for derivative collateral. See Note 6.

For the years ended December 31, 2012, 2011 and 2010, proceeds from the sale of available for sale securities were $29.3 million, $14.6 million and $399,000, respectively. For the years ended December 31, 2012, 2011 and 2010, gross gains of $941,000, $6.4 million and $190,000, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities for the year ended December 31, 2012, 2011 and 2010 were $27,000, $125,000 and $0, respectively.

As of December 31, 2012, the Company did not own any private-label mortgage-backed securities. The Company did not own an aggregate book value in excess of 10% of the Company’s stockholders’ equity in any single security at December 31, 2012.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents estimated fair value of obligations of states and political subdivisions relative to the geographic exposure at December 31, 2012:

	At December 31, 2012
		Revenue Bond
State	General Obligation Bond	College & University	Fuel Sales Tax	Health Services Revenue	Building Development	Airport	Sales Tax	Water/ Sewer	Total Revenue Bonds	Total Obligations	Percentage of Total
(Dollars in thousands)
Arkansas	$1,177	$—	$—	$—	$—	$—	$—	$—	$—	$1,177	1.71%
Arizona	273	—	—	—	—	—	—	—	—	273	0.40
California	4,572	2,352	—	—	—	1,686	—	—	4,038	8,610	12.51
Colorado	—	—	—	1,593	—	—	—	—	1,593	1,593	2.32
Connecticut	347	2,421	—	—	—	—	—	—	2,421	2,768	4.02
Florida	2,280	—	—	—	410	—	—	—	410	2,690	3.91
Illinois	2,117	—	—	—	—	—	—	—	—	2,117	3.08
Indiana	—	1,747	—	—	—	—	—	—	1,747	1,747	2.54
Louisiana	1,160	—	—	—	—	—	—	—	—	1,160	1.69
Massachusetts	—	583	—	—	—	—	—	—	583	583	0.85
Maine	—	—	1,920	—	—	—	—	—	1,920	1,920	2.79
Minnesota	1,232	—	—	1,575	—	—	—	—	1,575	2,807	4.08
Nevada	—	—	—	—	—	2,338	—	—	2,338	2,338	3.40
New York	1,179	—	—	—	3,063	—	—	1,570	4,633	5,812	8.45
North Carolina	—	—	—	2,243	—	—	—	—	2,243	2,243	3.26
Ohio	—	—	—	2,254	—	—	—	—	2,254	2,254	3.28
Oklahoma	1,830	—	—	—	—	—	—	—	—	1,830	2.66
Oregon	—	—	—	—	—	—	—	2,398	2,398	2,398	3.49
Pennsylvania	—	—	—	—	—	—	—	3,969	3,969	3,969	5.77
South Carolina	—	—	—	—	—	—	—	2,954	2,954	2,954	4.29
Texas	3,463	2,335	—	—	—	—	1,145	—	3,480	6,943	10.09
Utah	—	—	—	—	—	—	582	—	582	582	0.85
Vermont	—	1,198	—	—	—	—	—	—	1,198	1,198	1.74
Washington	1,473	—	—	2,216	—	—	—	3,450	5,666	7,139	10.38
Wisconsin	—	—	—	1,699	—	—	—	—	1,699	1,699	2.47

	$21,103	$10,636	$1,920	$11,580	$3,473	$4,024	$1,727	$14,341	$47,701	$68,804	100.00%

The Company’s investment committee reviews state exposure on an ongoing basis. Of the $21.1 million general obligation bonds, $15.0 million are obligations of political subdivisions of the respective state.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the types and estimated fair values of the Company’s municipal bonds based on underlying credit ratings by one or more Nationally Recognized Statistical Rating Organizations (“NRSRO”) at December 31, 2012:

	At December 31, 2012
State	Aaa(1)	Aa1(2)	Aa2(3)	Aa3(4)	A2(5)	Total
(Dollars in thousands)
Arkansas	$—	$—	$—	$1,177	$—	$1,177
Arizona	—	—	273	—	—	273
California	—	2,352	4,572	1,686	—	8,610
Colorado	—	—	—	1,593	—	1,593
Connecticut	—	347	—	2,421	—	2,768
Florida	410	2,280	—	—	—	2,690
Illinois	—	—	578	1,539	—	2,117
Indiana	1,747	—	—	—	—	1,747
Louisiana	—	—	1,160	—	—	1,160
Massachusetts	—	—	—	583	—	583
Maine	—	—	1,920	—	—	1,920
Minnesota	—	1,232	1,575	—	—	2,807
Nevada	—	—	2,338	—	—	2,338
New York	2,656	—	2,749	407	—	5,812
North Carolina	—	—	2,243	—	—	2,243
Ohio	—	—	2,254	—	—	2,254
Oklahoma	1,830	—	—	—	—	1,830
Oregon	—	—	—	2,398	—	2,398
Pennsylvania	—	—	—	3,969	—	3,969
South Carolina	—	855	—	2,099	—	2,954
Texas	2,335	—	1,145	2,335	1,128	6,943
Utah	—	—	582	—	—	582
Vermont	—	—	1,198	—	—	1,198
Washington	—	2,648	4,491	—	—	7,139
Wisconsin	—	1,699	—	—	—	1,699

Total	$8,978	$11,413	$27,078	$20,207	$1,128	$68,804

Percentage of total	13.0%	16.6%	39.4%	29.4%	1.6%	100.0%
Cumulative percentage of total	13.0%	29.6%	69.0%	98.4%	100.0%

(1)	Includes S&P AAA rated securities

(2)	Includes S&P AA+ rated securities

(3)	Includes S&P AA rated securities

(4)	Includes S&P AA- rated securities

(5)	Includes S&P A rated securities

During the year ended December 31, 2012, the Company purchased bond obligations of states and political subdivisions. The management investment subcommittee under the direction of the ALCO committee approved various conditions including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced NRSRO ratings, which include credit support provided by a state credit enhancement program. At December 31, 2012, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011:

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2012
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$10,360	$70	$—	$—	$10,360	$70
Government-sponsored residential collateralized debt obligations	4,151	1	—	—	4,151	1
Asset-backed securities	4,173	19			4,173	19
Corporate debt securities	—	—	1,208	1,637	1,208	1,637
Obligations of states and political subdivisions	6,632	127	—	—	6,632	127

Total	$25,316	$217	$1,208	$1,637	$26,524	$1,854

December 31, 2011
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$5,040	$12	$—	$—	$5,040	$12
Government-sponsored residential collateralized debt obligations	1,890	1	—	—	1,890	1
Corporate debt securities	—	—	1,217	1,625	1,217	1,625

Total	$6,930	$13	$1,217	$1,625	$8,147	$1,638

Of the securities summarized above as of December 31, 2012, 19 issues had unrealized losses equaling 0.85% of the cost basis for less than twelve months and 1 issue had unrealized losses equaling 57.54% of the cost basis for twelve months or more. As of December 31, 2011, 4 issues had unrealized losses for less than twelve months and 1 issue had losses for twelve months or more.

There were no held to maturity securities with unrealized losses at December 31, 2012 or 2011.

Management believes that no individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2012.

The unrealized losses on corporate debt securities relate to one pooled trust preferred security (Preferred Term Security XXVIII, Ltd., or “PRETSL XXVIII”). The unrealized loss on PRETSL XXVIII investment was caused by the low interest rate environment as the security’s rate floats quarterly to the three month LIBOR. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that the investment will suffer from any credit related losses. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The unrealized loss on obligations of states and political subdivisions relates to four securities, with no geographical concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

During the year ended December 31, 2012, the Company recorded no other-than-temporary impairment charges. During the year ended December 31, 2011, the Company recorded other-than-temporary impairment on two common stock securities totaling $29,000. As part of the balance sheet restructuring in 2011, both of these securities were sold. The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 8.     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company’s loan portfolio at December 31, 2012 and 2011 is as follows:

	December 31,
(In thousands)	2012	2011
Real estate loans:
Residential	$683,195	$680,702
Commercial	697,133	593,867
Construction	49,980	50,654

Total real estate loans	1,430,308	1,325,223
Commercial business loans	171,632	143,475
Installment loans	1,184	2,273
Collateral loans	1,567	1,958

Total loans	1,604,691	1,472,929
Net deferred loan costs and premiums	771	494
Allowance for loan losses	(18,477)	(16,025)

Loans — net	$1,586,985	$1,457,398

At December 31, 2012, the Company had pledged $478.2 million of eligible loan collateral to support available borrowing capacity at the FHLBB. See Note 12.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2012
Balance, beginning of year	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision for loan losses	2,018	1,474	(360)	374	11	70	3,587
Loans charged off	(1,042)	(117)	(122)	(25)	(48)	—	(1,354)
Recoveries of loans previously charged off	147	—	3	52	17	—	219

Balance, end of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

December 31, 2011
Balance, beginning of year	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312
Provision for loan losses	800	1,326	(76)	691	(5)	285	3,021
Loans charged off	(679)	(101)	(291)	(480)	(37)	—	(1,588)
Recoveries of loans previously charged off	262	—	—	8	10	—	280

Balance, end of year	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

	Real Estate(1)	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2010
Balance, beginning of year	$9,761	$2,475	$95	$208	$12,539
Provision for loan losses	3,989	202	1	(83)	4,109
Loans charged off	(1,951)	(391)	(34)	—	(2,376)
Recoveries of loans previously charged off	11	10	19	—	40

Balance, end of year	$11,810	$2,296	$81	$125	$14,312

(1)	Prior to 2011, there was no differentiation of residential, commercial and construction real estate loan charge offs and recoveries reported.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2012 and 2011 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2012
Allowance related to loans individually evaluated and deemed impaired	$97	$—	$1	$220	$—	$—	$318
Allowance related to loans collectively evaluated and not deemed impaired	6,097	8,051	806	2,696	29	480	18,159

Total allowance for loan losses	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

Loans individually evaluated and deemed impaired	$9,867	$1,768	$2,680	$2,321	$45	$—	$16,681
Loans collectively evaluated and not deemed impaired	673,328	695,365	47,300	169,311	2,706	—	1,588,010

Total loans	$683,195	$697,133	$49,980	$171,632	$2,751	$—	$1,604,691

December 31, 2011
Allowance related to loans individually evaluated and deemed impaired	$148	$—	$—	$—	$—	$—	$148
Allowance related to loans collectively evaluated and not deemed impaired	4,923	6,694	1,286	2,515	49	410	15,877

Total allowance for loan losses	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Loans individually evaluated and deemed impaired	$9,002	$1,044	$1,099	$1,436	$29	$—	$12,610
Loans collectively evaluated and not deemed impaired	671,700	592,823	49,555	142,039	4,202	—	1,460,319

Total loans	$680,702	$593,867	$50,654	$143,475	$4,231	$—	$1,472,929

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2012 and 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
December 31, 2012
Real estate loans:
Residential	$5,818	$3,087	$4,794	$13,699	$—	$9,867
Commercial	8,235	466	1,230	9,931	—	2,320
Construction	1,046	121	1,497	2,664	—	2,055
Commercial business	301	3	62	366	—	1,768
Installment and collateral	16	5	46	67	—	46

Total	$15,416	$3,682	$7,629	$26,727	$—	$16,056

December 31, 2011
Real estate loans:
Residential	$6,655	$2,679	$4,759	$14,093	$—	$9,003
Commercial	109	257	196	562	—	806
Construction	—	191	93	284	—	1,099
Commercial business	133	200	433	766	—	1,673
Installment and collateral	5	42	—	47	—	29

Total	$6,902	$3,369	$5,481	$15,752	$—	$12,610

At December 31, 2012, 2011 and 2010, the unpaid principal balances of loans placed on non-accrual status were $16.1 million, $12.6 million and $12.4 million, respectively. If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $415,000, $302,000 and $677,000 in additional interest income during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, there were no loans contractually past due 90 days or more and still accruing interest.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,170	$9,170		$7,792	$7,792
Commercial	1,768	1,768		1,044	1,044
Construction	2,184	2,184		1,099	1,099
Commercial business loans	1,985	1,985		1,436	1,436
Installment and collateral loans	45	45		29	29

Total	15,152	15,152		11,400	11,400

Impaired loans with a valuation allowance:
Real estate loans:
Residential	697	697	$97	1,210	1,210	$148
Construction	496	496	1	—	—	—
Commercial business loans	336	336	220	—	—	—

Total	1,529	1,529	318	1,210	1,210	148

Total	$16,681	$16,681	$318	$12,610	$12,610	$148

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,408	$411	$411	$5,871	$255	$255
Commercial	1,624	77	77	1,834	68	68
Construction	1,349	98	98	2,100	22	22
Commercial business loans	1,494	81	81	937	49	49
Installment and collateral loans	35	2	2	14	2	2

Total	12,910	669	669	10,756	396	396

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,225	26	26	1,308	35	35
Commercial	—	—	—	460	—	—
Construction	99	18	18	95	3	3
Commercial business loans	210	18	18	142	—	—
Installment and collateral loans	—	—	—	13	—	—

Total	1,534	62	62	2,018	38	38

	$14,444	$731	$731	$12,774	$434	$434

Management has established the allowance for loan loss in accordance with GAAP for the year ended December 31, 2012 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of December 31, 2012 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during 2012 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Troubled debt restructurings that were restructured in 2012 and 2011 are set forth in the following table:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	—	$—	$—	9	$1,423	$1,361
Construction	5	1,530	1,530	—	—	—
Commercial business	—	—	—	2	620	403

Total troubled debt restructuring	5	$1,530	$1,530	11	$2,043	$1,764

Troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2012 and 2011 follows:

	For the Year Ended December 31 , 2012		For the Year Ended December 31 , 2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	4	$538	2	$306
Construction	3	585	—	—
Commercial business	—	—	1	79

Total troubled debt restructuring	7	$1,123	3	$385

The majority of restructured loans were on non-accrual status as of December 31, 2012 and 2011. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Due to low unit absorption, $1.5 million in construction subdivision loan projects were modified and added to troubled debt restructuring during 2012.

Credit Quality Information. The Company utilizes a nine grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and collateral loans as follows:

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

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Risk Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at December 31, 2012 and 2011.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
December 31, 2012
Loans rated 1 — 5	$669,905	$673,844	$43,488	$158,576	$2,699
Loans rated 6	2,182	14,121	4,310	5,366	—
Loans rated 7	11,108	9,168	2,182	7,690	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,195	$697,133	$49,980	$171,632	$2,751

December 31, 2011
Loans rated 1 — 5	$668,630	$566,160	$44,016	$135,212	$4,189
Loans rated 6	2,152	15,256	4,961	5,353	—
Loans rated 7	9,920	12,451	1,677	2,910	42
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$680,702	$593,867	$50,654	$143,475	$4,231

Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Balance, beginning of year	$3,745	$3,989
Loans related to parties who terminated service during the year	(1,146)	—
Additional loans and advances	235	1,653
Repayments	(586)	(1,897)

Balance, end of year	$2,248	$3,745

As of December 31, 2012 and 2011, all related party loans were performing.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.

Loan Servicing

The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $238.1 million and $160.3 million as of December 31, 2012 and 2011, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 400.

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights capitalized and amortized for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Mortgage servicing rights:
Balance at beginning of year	$944	$858	$475
Additions	546	339	497
Amortization	(407)	(253)	(114)

Balance at end of year	1,083	944	858

Valuation allowances:
Balance at beginning of year	(166)	—	—
Recoveries	135	—	—
Provisions	—	(166)	—

Balance at end of period	(31)	(166)	—

Mortgage servicing assets, net	$1,052	$778	$858

Fair value of mortgage servicing assets at end of year	$1,554	$880	$1,011

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 9.	OTHER REAL ESTATE OWNED

Other real estate owned totaled $2.8 million at December 31, 2012 and consisted of $443,000 of commercial real estate properties and $2.4 million of residential real estate properties, which are held for sale at December 31, 2012. At December 31, 2011, other real estate owned consisted of $1.1 million of commercial real estate properties and $1.9 million of residential real estate properties. Other income totaling $2,000, $12,000 and $150,000 was generated in 2012, 2011 and 2010, respectively from the rental of other real estate owned property. Other real estate owned operating expenses were $357,000, $420,000 and $569,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following is a summary of the activity for other real estate owned:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Balance at beginning of year	$3,008	$990	$3,061
Additions	2,218	3,302	4,356
Write-downs	(183)	(257)	(866)
Proceeds from sales	(2,113)	(934)	(5,120)
Loss on sales	(84)	(93)	(441)

Balance at end of year	$2,846	$3,008	$990

Note 10.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are summarized as follows:

	At December 31,		Estimated
(In thousands)	2012	2011	Useful Life
Land and improvements	$487	$487	0 - 15 years
Buildings	15,965	15,953	39.5 years
Furniture and equipment	11,480	9,876	3 - 10 years
Leasehold improvements	5,486	3,788	5 - 10 years
Construction in progress	1,953	56

	35,371	30,160
Accumulated depreciation and amortization	(15,293)	(14,658)

Premises and equipment, net	$20,078	$15,502

Depreciation and amortization expense was $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Construction in process at December 31, 2012 related to renovations on several of the Company’s offices and branches. The Company had construction commitments amounting to $1.6 million at December 31, 2012.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11. DEPOSITS

Deposits at December 31, 2012 and 2011 were as follows:

	December 31,
(In thousands)	2012	2011
Demand and NOW	$388,535	$338,210
Regular savings	214,134	187,651
Money market and investment savings	366,690	283,744
Club accounts	346	314
Time deposits	534,975	516,847

	$1,504,680	$1,326,766

Time deposits in denominations of $100,000 or more were $259.6 million and $215.7 million as of December 31, 2012 and 2011, respectively.

Contractual maturities of time deposits as of December 31, 2012 are summarized below:

(In thousands)	At December 31, 2012
2013	$308,926
2014	66,206
2015	54,492
2016	68,641
2017	16,928
Thereafter	19,782

$534,975

Note 12.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK

The Bank is a member of the Federal Home Loan Bank of Boston. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2012 and 2011 are summarized below:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2012	$—	—%	$7,000	4.09%
2013	61,000	0.33	—	—
2014	8,112	3.70	8,112	3.70
2015	35,000	2.28	29,000	2.58
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	18,000	3.86
Thereafter	2,994	2.54	770	1.42

	$143,106	1.61%	$65,882	3.22%

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2012, four advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable.

Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $350.6 million and $337.8 million at December 31, 2012 and December 31, 2011, respectively. See Note 8. In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2012 and 2011. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances that, based on certain percentages of book and fair values, and has a value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2012 the Bank could borrow immediately an additional $161.2 million from the FHLBB, inclusive of the line of credit.

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

Note 13.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit, Supplemental and Other Post-retirement Plans

Rockville offered a defined benefit noncontributory pension plan through December 31, 2012 for eligible employees who met certain minimum service and age requirements hired before January 1, 2005. Pension plan benefits were based upon employee earnings during the period of credited service. The pension plan was frozen effective December 31, 2012. Employees hired on or after January 1, 2005 receive no benefits under the plan. All other employees will accrue no additional retirement benefits on or after January 1, 2013, and the amount of their qualified retirement income will not exceed the amount of benefits determined as of December 31, 2012.

The Company’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes, while meeting the minimum funding standards established by the ERISA. The measurement date of the pension plan assets and obligations is December 31, the Company’s year-end.

The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the Supplemental Plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The Company also provides an unfunded post-retirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 31, 1993.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plans and post-retirement benefit plans for the period ended December 31, 2012 and 2011:

	Qualified Pension Plans December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$27,073	$20,616	$17,855	$1,065	$4,770	$3,987	$2,531	$2,440	$2,189
Service cost	1,059	809	813	38	51	18	31	21	17
Interest cost	1,163	1,117	1,054	44	112	221	102	124	122
Plan participants’ contributions	—	—	—	—	—	—	28	30	26
Amendment	—	—	—	—	—	455	—	—	—
Actuarial loss (gain)	3,863	5,126	1,277	80	289	117	(10)	45	201
Benefits paid	(782)	(595)	(383)	(28)	(3,807)	(28)	(135)	(129)	(115)
Curtailments, settlements, special termination benefits	(5,150)	—	—	—	(350)	—	—	—	—

Benefit obligation at end of year	$27,226	$27,073	$20,616	$1,199	$1,065	$4,770	$2,547	$2,531	$2,440

Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,782	$20,401	$17,385	$—	$—	$—	$—	$—	$—
Actual return on plan assets	2,782	176	2,499	—	—	—	—	—	—
Employer contributions	—	800	900	28	3,807	28	107	100	90
Plan participants’ contributions	—	—		—	—	—	28	29	25
Benefits paid	(782)	(595)	(383)	(28)	(3,807)	(28)	(135)	(129)	(115)

Fair value of plan assets at end of year	$22,782	$20,782	$20,401	$—	$—	$—	$—	$—	$—

Funded Status:

Underfunded status at end of year	$(4,444)	$(6,291)	$(215)	$(1,199)	$(1,065)	$(4,770)	$(2,547)	$(2,531)	$(2,440)

Amounts Recognized in the Consolidated
Statements of Condition:

Accrued expenses and other liabilities	$(4,444)	$(6,291)	$(215)	$(1,199)	$(1,065)	$(4,770)	$(2,547)	$(2,531)	$(2,440)

The components of accumulated other comprehensive income related to pensions and other post-retirement benefits, on a pre-tax basis, at December 31, 2012 and 2011 are summarized below:

	Qualified Pension Plans December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of:
Prior service cost (credit)	$—	$(128)	$(176)	$401	$428	$552	$—	$—	$10
Net loss	9,251	12,867	6,817	269	194	—	742	830	859

Total accumulated other comprehensive loss	9,251	12,739	6,641	670	622	552	742	830	869
Deferred tax asset	(3,172)	(4,392)	(2,324)	(233)	(217)	(127)	(252)	(282)	(296)

Net impact on accumulated other comprehensive loss	$6,079	$8,347	$4,317	$437	$405	$425	$490	$548	$573

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of net periodic benefit costs and other amounts recognized in accumulated other comprehensive loss for the retirement plans for the years ended December 31, 2012, 2011 and 2010:

	Qualified Pension Plans			Supplemental Executive Retirement Plans			Other Post-Retirement Benefits
(In thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$1,059	$809	$813	$38	$51	$18	$31	$21	$17
Interest cost	1,163	1,117	1,054	45	112	221	102	124	122
Expected return on plan assets	(1,690)	(1,670)	(1,459)	—	—	—	—	—	—
Amortization of net actuarial losses (gains)	1,236	571	554	4	(2)	4	77	75	59
Amortization of prior service (credit) cost	(48)	(49)	(49)	27	33	12	—	10	18
Settlement charge	(80)	—	—	—	(161)	—	—	—	—

Net periodic benefit cost	$1,640	$778	$913	$114	$33	$255	$210	$230	$216

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(2,380)	$6,621	$237	$79	$192	$117	$(11)	$46	$203
Change in prior service cost (credit)	80	—	—	—	(92)	455	—	—	—
Amortization of net (loss) gain	(1,236)	(571)	(554)	(4)	2	(4)	(77)	(75)	(60)
Amortization of prior service cost (credit)	48	49	48	(27)	(33)	(12)	—	(10)	(18)
Total recognized in other comprehensive income	(3,488)	6,099	(269)	48	69	556	(88)	(39)	125

Total recognized in net periodic benefit cost and other comprehensive income	$(1,848)	$6,877	$644	$162	$102	$811	$122	$191	$341

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	Qualified Pension Plans	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
(In thousands)
Net actuarial losses	$783	$9	$66
Prior service cost	—	27	—

Total amount to be recognized	$783	$36	$66

Weighted-average assumptions used to determine pension benefit obligations at December 31,

	Qualified Pension		Supplemental Retirement Plans		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.90%	4.35%	3.80%	4.25%	3.65%	4.10%
Expected return on plan assets	8.00%	8.00%	—	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31 follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.35%	5.50%	6.00%	4.25%	5.10%	5.55%	3.65%	4.10%	5.55%
Expected return on plan assets	8.00%	8.00%	8.25%	—	—	—	—	—	—
Rate of compensation increase	4.00%	4.00%	4.50%	4.00%	4.00%	4.00%	4.00%	4.00%	4.50%

Certain disaggregated information related to the Company’s defined benefit pension plans is as follows as of their respective measurement dates:

	Pension Plan		Supplemental Plans
(In thousands)	2012	2011	2012	2011
Projected benefit obligation	$27,226	$27,073	$1,199	$1,065
Accumulated benefit obligation	27,226	22,889	1,199	1,065
Fair value of plan assets	22,782	20,782	—	—

The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.5 million as of December 31, 2012 and 2011, respectively.

The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2012, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

The expected long-term rate of return is based on current and expected asset allocations, as well as the long-term historical risks and returns with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension costs.

The discount rate assumption used to measure the post-retirement benefit obligations is set by reference to high-quality bond indices, as well as certain yield curves. The Citigroup Pension Liability Index was used as a benchmark. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.

Assumed Healthcare Trend Rates

The Company’s accumulated post-retirement benefit obligations, exclusive of pensions and the Supplemental Plans, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 9% at December 31, 2012. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease

(In thousands)
Effect on post-retirement benefit obligation	$321	$(267)
Effect on total service and interest	19	(16)

Plan Assets

The fair value of major categories of Pension Plan assets as of December 31, 2012 and 2011 are as follows:

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2012
Domestic equity funds	$10,907	$—	$—	$10,907
International equity funds	2,297	—	—	2,297
Fixed income funds	224	—	—	224
Domestic bond funds	7,304	—	—	7,304
International bond funds	1,136	—	—	1,136
Real estate REIT index funds	914	—	—	914

Total	$22,782	$—	$—	$22,782

December 31, 2011
Domestic equity funds	$9,916	$—	$—	$9,916
International equity funds	2,078	—	—	2,078
Fixed income funds	207	—	—	207
Domestic bond funds	6,708	—	—	6,708
International bond funds	1,043	—	—	1,043
Real estate REIT index funds	830	—	—	830

Total	$20,782	$—	$—	$20,782

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.

The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2012 targeted allocation for equity securities, debt securities, real estate and cash was 58%, 37%, 4% and 1%, respectively. At December 31, 2012 the actual allocation equaled the target for each investment category. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Contributions

Contributions to the Pension Plan were $0 and $800,000 in 2012 and 2011, respectively. Contributions to the Supplemental Plans were $28,000 and $3.8 million in 2012 and 2011, respectively. The Company does not plan to make a contribution to the Pension Plan in 2013.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Qualified Pension Plans	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
Years Ending December 31,
2013	$775	$28	$110
2014	811	28	117
2015	883	28	127
2016	942	28	129
2017	1,012	41	141
Years 2018-2022	6,377	355	756

401(k) Plan

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

In connection with the pension plan being frozen at December 31, 2012, the Company will provide additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan beginning January 1, 2013 for a five year period. The total additional 401(k) expense for the five year period is expected to approximate $751,000.

The Company contributed $838,000, $573,000 and $509,000 to the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14.	SHARE-BASED COMPENSATION PLANS

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the 2006 Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of December 31, 2012, there were 14,603 restricted stock shares and 161,841 stock options that remain available for future grants under the Plan. There were 296,987 stock options granted from the Plan in 2012.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2012, there were 258,390 restricted stock shares and 810,530 stock options that remain available for future grants under the 2012 Plan. There were 426,005 restricted shares and 900,459 stock option awards granted from the 2012 Plan in 2012. Of the restricted shares granted, 59,525 shares are performance vested.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $3.0 million with a related tax benefit recorded of $1.0 million for the year ended December 31, 2012, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $692,000, respectively, and officer share-based compensation expense recognized (in the Consolidated Statements of Net

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income as salaries and employee benefit expense) was $2.3 million. The total charge of $3.0 million for the year ended December 31, 2012 includes $276,000 related to 27,105 vested restricted shares used for income tax withholding on behalf of certain executives.

The fair value of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for 2006 Plan share-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for full vesting at the time an employee or Director retires. Share-based compensation granted to non-retirement-eligible individuals pursuant to the 2006 Plan and share-based compensation granted to all individuals pursuant to the 2012 Plan are expensed over the normal vesting period.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $625,000, with a related tax benefit recorded of $213,000, for the year ended December 31, 2011, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $63,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $562,000. The total charge of $625,000 includes $93,000 related to 8,140 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $775,000, with a related tax benefit recorded of $272,000, for the year ended December 31, 2010, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $311,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $464,000. The total charge of $775,000 includes $46,000 related to 3,717 vested restricted shares used for income tax withholding payments on behalf of certain executives.

Stock Options:

The following table presents the activity related to stock options under the Plans for the year ended December 31, 2012:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	875,446	$8.67
Granted	1,197,446	11.08
Exercised	(50,005)	8.28
Forfeited or expired	(26,044)	9.48

Outstanding at December 31, 2012	1,996,843	$10.12	7.7	$5,557

Stock options vested and exercisable at December 31, 2012	950,204	$9.34	6.0	$—

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the unvested stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Unvested as of December 31, 2011	211,097	$3.16
Granted	1,197,446	1.48
Vested	(346,477)	1.76
Forfeited, expired or canceled	(15,427)	3.01

Unvested as of December 31, 2012	1,046,639	$1.70

The aggregate fair value of options vested was $609,000 and $299,000 for 2012 and 2011, respectively. As of December 31, 2012, the unrecognized cost related to the stock options awarded of $1.4 million will be recognized over a weighted-average period of 2.6 years.

The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2012	2011	2010
Weighted per share average fair value of options granted	$1.48	$3.77	$4.55
Assumptions:
Risk-free interest rate	0.91%	1.72%	1.84%
Expected volatility	22.24%	50.31%	51.54%
Expected dividend yield	3.27%	2.64%	2.31%
Expected life of options granted	6.0 years	6.0 years	6.0 years

The expected volatility was determined using the Company’s historical trading volatility since the closing of the second-step conversion dated March 3, 2011.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding stock options outstanding as of December 31, 2012, is as follows:

Options Outstanding				Exercisable Options
Weighted- Average Exercise Price ($)	Total Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Exercisable Shares	Weighted- Average Exercise Price ($)

$6.00 – 6.99	148,174	4.7	$6.09	133,409	$6.09
7.00 – 7.99	282,730	5.1	7.67	255,068	7.69
9.00 – 9.99	182,405	6.0	9.50	128,924	9.48
10.00 – 10.99	1,177,991	9.2	10.97	275,063	10.94
11.00 – 11.99	141,806	3.5	11.72	141,806	11.72
12.00 – 12.99	63,737	9.8	12.72	15,934	12.72

	1,996,843			950,204

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.

The following table presents the activity for restricted stock for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested as of December 31, 2011	33,803	$8.50
Granted	426,005	11.00
Vested	(78,887)	10.53
Forfeited	(2,317)	8.24

Unvested as of December 31, 2012	378,604	$10.89

The fair value of restricted shares that vested during the years ended December 31, 2012, 2011 and 2010 was $830,000, $205,000 and $382,000, respectively. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2012 was $11.00, for the year ended December 31, 2011 was $9.85 and for the year ended December 31, 2010 was $7.42.

As of December 31, 2012, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.1 years.

Of the remaining unvested restricted stock, 177,001 shares will vest in 2013, 72,135 shares in 2014 and 129,468 shares will vest in 2015. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan:

As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the 2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2012. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2012, the outstanding balance for the loan was $1.9 million. Principal payments of $6.0 million have been made on the loan since inception.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the initial public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the ESOP loans is the prime rate plus one percent, or 4.25% as of December 31, 2011. As of December 31, 2012, the outstanding balance for the loan was $6.8 million. Principal payments of $300,000 have been made on the loan since inception. Dividends paid in 2012 totaling $510,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.

The Bank intends to make annual contributions to the ESOP that will be adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP. Contributions will be $5.7 million and $10.5 million for the four year period ending 2015 and the 25 year period ending 2040, respectively.

As of December 31, 2012, there were 288 participants receiving an ESOP allocation with an aggregate eligible compensation of $19.3 million. The shares were allocated among the participants in proportion to each individual’s compensation as a percentage of the total aggregate compensation. Compensation was capped at $250,000 for 2012, as prescribed by law.

The total ESOP expense was $1.5 million, $1.3 million and $803,000 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there were 894,564 allocated and 851,004 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $8.2 million.

Note 15.	INCOME TAXES

The components of the income tax expense for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
(In thousands)
Current tax provision (benefit)
Federal	$8,445	$(274)	$7,406
State	48	114	—

Current	8,493	(160)	7,406

Deferred tax (benefit) provision
Federal	(1,858)	3,899	(674)
State	—	—	—

Deferred	(1,858)	3,899	(674)

Total income tax expense	$6,635	$3,739	$6,732

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,467	$5,609
Investment security losses	384	1,791
Unrealized lossed on interest rate swaps	52	—
Pension, deferred compensation and post-retirement liabilities	3,657	4,891
Stock incentive award plan	1,297	726
Employee benefits	51	—
Other	1,175	662

Gross deferred tax assets	13,083	13,679

Deferred tax liabilities:
Unrealized gains on securities	(1,648)	(1,376)
Employee benefits	—	(1,935)
Other	(715)	—

Gross deferred tax liabilities	(2,363)	(3,311)

Net deferred tax asset	$10,720	$10,368

As of December 31, 2012, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences, and therefore, there was no valuation allowance.

Retained earnings at December 31, 2012 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $408,000 at December 31, 2012 have not been recognized.

As of December 31, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2012, 2011 and 2010. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2009 through 2012.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2012, 2011 and 2010, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Provision for income tax at statutory rate	$7,851	$3,683	$6,644
Increase (decrease) resulting from:
State income taxes	31	76	136
Increase in cash surrender value of bank-owned life insurance	(659)	(216)	(134)
Dividend received deduction	(5)	(55)	(89)
Tax exempt interest and disallowed interest expense	(600)	—	(5)
Excess book basis of Employee Stock Ownership Plan	—	153	14
Other, net	17	98	166

Total provision for income taxes	$6,635	$3,739	$6,732

Note 16.	COMMITMENTS AND CONTINGENCIES

Leases:    The Company leases certain of its branches and other office facilities under non-cancelable operating lease agreements. Many of these leases contain renewal options and escalation clauses which provide for increased rental expense. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.

Future minimum rental commitments under the terms of these leases, including option periods, by year and in the aggregate, are as follows as of December 31, 2012:

(In thousands)
2013	$1,895
2014	1,864
2015	1,873
2016	1,884
2017	1,855
Thereafter	39,227

$48,598

Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $1.7 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2012:

(In thousands)
2013	$318
2014	318
2015	318
2016	212

$1,166

Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $318,000, $353,000 and $353,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Legal Matters:    At December 31, 2012 the Company is not involved in any legal proceedings.

Financial Instruments With Off-Balance Sheet Risk:    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit through issuing standby letters of credit and undisbursed portions of construction loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2012 and 2011:

	December 31,
(In thousands)	2012	2011
Commitments to extend credit:
Commitment to grant loans	$63,086	$96,188
Undisbursed construction loans	71,459	67,141
Undisbursed home equity lines of credit	139,238	143,027
Undisbursed commercial lines of credit	76,673	81,033
Standby letters of credit	8,691	9,828
Unused checking overdraft lines of credit	51	89

	$359,198	$397,306

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2012 and 2011 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2012 and 2011:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Rockville Bank:
December 31, 2012
Total capital to risk weighted assets	$272,111	17.4%	$124,893	8.0%	$156,116	10.0%
Tier 1 capital to risk weighted assets	253,089	16.2	62,453	4.0	93,679	6.0
Tier 1 capital to total average assets	253,089	12.9	78,721	4.0	98,402	5.0
December 31, 2011
Total capital to risk weighted assets	$264,700	19.0%	$111,511	8.0%	$139,389	10.0%
Tier 1 capital to risk weighted assets	248,270	17.8	55,760	4.0	83,640	6.0
Tier 1 capital to total average assets	248,270	14.3	69,495	4.0	86,868	5.0
Rockville Financial, Inc.:
December 31, 2012
Total capital to risk weighted assets	$342,505	21.9%	$125,345	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	323,483	20.6	62,691	4.0	N/A	N/A
Tier 1 capital to total average assets	323,483	16.5	78,373	4.0	N/A	N/A
December 31, 2011
Total capital to risk weighted assets	$355,422	25.4%	$111,812	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	338,992	24.3	55,893	4.0	N/A	N/A
Tier 1 capital to total average assets	338,992	19.5	69,501	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2012, $18.5 million was available for the payment of dividends.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 18.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

The following table presents quarterly financial information of the Company for the years ended December 31, 2012 and 2011:

	For the three months ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012	2011	2011	2011	2011
(In thousands, except per share data)
Interest and dividend income	$19,656	$19,671	$19,700	$18,925	$18,794	$19,125	$18,932	$18,729
Interest expense(1)	2,629	2,707	2,809	2,799	3,214	3,761	5,162	5,334

Net interest income	17,027	16,964	16,891	16,126	15,580	15,364	13,770	13,395
Provision for loan losses	909	793	1,181	704	761	754	754	752

Net interest income after provision for loan losses	16,118	16,171	15,710	15,422	14,819	14,610	13,016	12,643
Non-interest income(2)	5,164	4,614	2,259	2,670	3,040	2,212	7,819	1,688
Other non-interest expense(3)	15,028	14,510	13,815	12,343	11,768	10,596	20,708	15,944

Income (loss) before income taxes	6,254	6,275	4,154	5,749	6,091	6,226	127	(1,613)
Provision (benefit) for income taxes	1,929	1,607	1,205	1,894	2,103	2,143	84	(591)

Net income (loss)	$4,325	$4,668	$2,949	$3,855	$3,988	$4,083	$43	$(1,022)

Basic and diluted earnings (loss) per share	$0.16	$0.17	$0.11	$0.13	$0.14	$0.14	$0.00	$(0.03)
Stock Price (per share):
High	$13.49	$12.33	$11.90	$11.99	$10.51	$10.54	$10.50	$10.87
Low	$12.22	$11.39	$10.94	$10.35	$9.31	$8.89	$9.38	$8.09

(1)	In the second quarter 2011, the Company prepaid $122.2 million of FHLBB borrowings thereby reducing borrowing expense by $1.4 million from the second quarter to the third quarter 2011.

(2)	In the second quarter of 2011, non-interest income included a pretax gain of $6.2 million from the sale of available for sale securities. In 2011, quarterly net gains from the sale of were $59,000, $405,000 and $1,251,000 in the first, third and fourth quarters, respectively. There were no sales in the second quarter of 2011. In 2012, quarterly net gains from the sale of loans were $525,000, $44,000, $2.5 million and $1.3 million for the first quarter through the fourth quarter, respectively.

(3)	In the first quarter of 2011, the Company contributed $5.0 million to the Rockville Bank Foundation, Inc. In the second quarter of 2011, the Company incurred an $8.9 million prepayment penalty on the extinguishment of $122.2 million of FHLBB advances. In 2012, salaries and benefits expense increased $8.9 million from 2011 due to the rebuilding, strengthening and expanding key bank functions in preparation for planned growth following the Company’s second-step conversion in March 2011.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 19.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(In thousands, except share data)	2012	2011	2010
Net income available to common stockholders	$15,797	$7,092	$12,251

Adjusted weighted-average common shares outstanding	29,475,264	29,685,986	29,655,034
Less: average number of treasury shares	758,806	177,168	1,057,780
Less: average number of unvested ESOP award shares	920,342	914,847	481,429

Weighted-average basic shares outstanding	27,796,116	28,593,971	28,115,825
Dilutive effect of stock options	229,494	99,324	21,080

Weighted-average diluted shares	28,025,610	28,693,295	28,136,905

Net income per share:
Basic	$0.57	$0.25	$0.44
Diluted	$0.56	$0.25	$0.44

For the years ended December 31, 2012, 2011 and 2010, respectively, 1.7 million, 888,364 and 846,144 options were anti-dilutive and therefore excluded from the earnings per share calculation.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

(In thousands)	Benefit Plans	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2009	$(5,049)	$4,016	$—	$(1,033)
Change	(266)	17	—	(249)

December 31, 2010	(5,315)	4,033	—	(1,282)
Change	(3,985)	(1,481)	—	(5,466)

December 31, 2011	(9,300)	2,552	—	(6,748)
Change	2,294	503	(96)	2,701

December 31, 2012	$(7,006)	$3,055	$(96)	$(4,047)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 21. PARENT	COMPANY FINANCIAL INFORMATION

The following represents the Company’s Condensed Statements of Condition as of December 31, 2012 and 2011 and Condensed Statements of Net Income and cash flows for the years ended December 31, 2012, 2011 and 2010 which should be read in conjunction with the Consolidated Financial Statements and related notes:

Condensed Statements of Condition

	At December 31,
(In thousands)	2012	2011
Assets:
Cash and due from banks	$55,563	$80,252
Deferred tax asset-net	882	36
Investment in Rockville Bank	250,217	242,748
Due from Rockville Bank	9,432	6,189
Other assets	4,729	5,749

Total Assets	$320,823	$334,974

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$212	$1,503
Stockholders’ equity	320,611	333,471

Total Liabilities and Stockholders’ Equity	$320,823	$334,974

Condensed Statements of Net Income

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Interest and dividend income:
Interest on investments	$1	$8	$16

Net interest income	1	8	16

Non-interest income	13	51	123
Non-interest expenses:
Contribution to Rockville Bank Foundation, Inc.	—	5,041	—
General and administrative	2,097	1,083	519

Total non-interest expense	2,097	6,124	519

Loss before tax benefit and equity in undistributed net income of Rockville Bank	(2,083)	(6,065)	(380)
Income tax benefit	613	1,960	78

Loss before equity in undistributed net income of Rockville Bank	(1,470)	(4,105)	(302)
Equity in undistributed net income of Rockville Bank	17,267	11,197	12,553

Net income	$15,797	$7,092	$12,251

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$15,797	$7,092	$12,251

Adjustments to reconcile net income to net cash by used in operating activities:
Share-based compensation expense	2,976	625	775
ESOP expense	1,529	1,279	803
Undistributed income of Rockville Bank	(17,267)	(11,197)	(12,553)
Deferred tax provision	(846)	(4)	(9)
Net change in:
Accrued interest receivable	—	1	—
Due from Rockville Bank	(3,243)	(521)	(666)
Other assets	1,020	(3,318)	(707)
Accrued expenses and other liabilities	(1,291)	1,281	34

Net cash used in operating activities	(1,325)	(4,762)	(72)

Cash flows from investing activities:
Dividend from Rockville Bank	12,500	—	5,000
Capital investment in Rockville Bank	—	(83,976)	—

Net cash provided by (used in) investing activities	12,500	(83,976)	5,000

Cash flows from financing activities:
Proceeds from stock offering, net of expenses	—	168,044	—
Cancellation of Rockville Financial MHC, Inc. shares	—	9,685	—
Common stock repurchased	(21,626)	(7,071)	—
Proceeds from the exercise of stock options	419	—	—
Cancellation of shares for tax withholding	(276)	(93)	(46)
Cash dividends paid on common stock	(14,376)	(7,030)	(4,534)
Cancellation of treasury shares	(4)	(22)	—

Net cash (used in) provided by financing activities	(35,863)	163,513	(4,580)

Net (decrease) increase in cash and cash equivalents	(24,689)	74,775	348
Cash and cash equivalents — beginning of year	80,252	5,477	5,129

Cash and cash equivalents — end of year	$55,563	$80,252	$5,477

Supplemental disclosures of cash flow information:
Cash paid for income taxes (net)	$5,191	$1,606	$9,600

As of December 31, 2012 and 2011, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 69.

Item 9B.    Other Information

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

Item 11.    Executive Compensation

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

Item 14. Principal	Accountant Fees and Services

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2013 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2012.

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

3.	Exhibits:

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)
3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)
10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))
10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))
10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))
10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)
10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)
10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)
10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective
January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the
Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))
14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)
21.	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Net Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Audited Consolidated Financial Statements filed herewith*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: March 14, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV William H.W. Crawford, IV	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013

/s/ John T. Lund John T. Lund	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 14, 2013

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 14, 2013

/s/ David A. Engelson David A. Engelson	Director	March 14, 2013

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Director	March 14, 2013

/s/ Kristen A. Johnson Kristen A. Johnson	Director	March 14, 2013

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 14, 2013

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 14, 2013

/s/ William J. McGurk William J. McGurk	Director	March 14, 2013

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 14, 2013

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 14, 2013