Form 10-Q
period 2013-03-31
Rockville Financial, Inc. /CT/
filed 2013-05-09
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

Commission File Number: 001-35028

ROCKVILLE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2013, there were 27,425,161 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,427	$19,966
Short-term investments	45,116	15,349

Total cash and cash equivalents	57,543	35,315

Available for sale securities - At fair value (note 5)	312,836	241,389
Held to maturity securities - At amortized cost (note 5)	5,267	6,084
Loans held for sale	6,547	5,292
Loans receivable (Net of allowance for loan losses of $18,537 at March 31, 2013 and $18,477 at December 31, 2012) (note 7)	1,555,329	1,586,985
Federal Home Loan Bank of Boston stock	15,053	15,867
Accrued interest receivable	5,445	4,862
Deferred tax asset, net	11,377	10,720
Premises and equipment, net	21,174	20,078
Goodwill	1,070	1,070
Cash surrender value of bank-owned life insurance	58,880	58,370
Other real estate owned	2,587	2,846
Prepaid FDIC assessments	1,822	2,089
Other assets	7,778	7,832

	$2,062,708	$1,998,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$226,377	$238,924
Interest-bearing	1,320,504	1,265,756

Total deposits	1,546,881	1,504,680

Mortgagors’ and investors’ escrow accounts	4,067	6,776
Federal Home Loan Bank advances and other borrowings (note 8)	172,787	143,106
Accrued expenses and other liabilities	17,981	23,626

Total liabilities	1,741,716	1,678,188

Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 29,485,325 and 29,487,363 shares issued and 27,981,286 and 28,156,897 outstanding at March 31, 2013 and December 31, 2012, respectively)	243,776	243,776
Additional paid-in capital	14,205	13,418
Unearned compensation - ESOP	(8,019)	(8,306)
Retained earnings	94,045	91,811
Accumulated other comprehensive loss, net of tax (note 11)	(4,738)	(4,047)
Treasury stock, at cost (1,504,039 and 1,330,466 shares at March 31, 2013 and December 31, 2012, respectively)	(18,277)	(16,041)

Total stockholders’ equity	320,992	320,611

	$2,062,708	$1,998,799

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income

	For the Three Months Ended March 31,
(In thousands, except share data) (Unaudited)	2013	2012
Interest and dividend income:
Loans	$17,155	$17,564
Securities - taxable interest	1,224	1,188
Securities - non-taxable interest	650	118
Securities - dividends	35	44
Interest-bearing deposits	21	11

Total interest and dividend income	19,085	18,925

Interest expense:
Deposits	1,984	2,251
Borrowed funds	594	548

Total interest expense	2,578	2,799

Net interest income	16,507	16,126
Provision for loan losses	391	704

Net interest income after provision for loan losses	16,116	15,422

Non-interest income:
Service charges and fees	1,833	1,686
Net gain from sales of securities	227	3
Net gain from sales of loans	2,060	525
Bank-owned life insurance	510	306
Other income	254	150

Total non-interest income	4,884	2,670

Non-interest expense:
Salaries and employee benefits (notes 9 and 10)	8,674	7,123
Service bureau fees	815	1,057
Occupancy and equipment	1,436	1,065
Professional fees	723	718
Marketing and promotions	70	114
FDIC insurance assessments	294	305
Other real estate owned	246	281
Other	2,412	1,680

Total non-interest expense	14,670	12,343

Income before income taxes	6,330	5,749
Provision for income taxes (note 11)	1,779	1,894

Net income	$4,551	$3,855

Net income per share (note 14):
Basic	$0.17	$0.13
Diluted	$0.17	$0.13
Weighted-average shares outstanding:
Basic	27,228,765	28,560,110
Diluted	27,561,245	28,728,761

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2013	2012
Net income	$4,551	$3,855

Other comprehensive income (loss):
Unrealized losses on securities:
Unrealized holding losses on available for sale securities	(1,896)	(504)
Reclassification adjustment for gains realized in net income(1)	(227)	(3)

Net unrealized losses	(2,123)	(507)
Tax effect - benefit	744	178

Net-of-tax amount - losses on securities	(1,379)	(329)

Unrealized gains on interest rate swaps designated as cash flow hedges accruing during period	838	—
Tax effect - expense	(293)	—

Net-of-tax amount - interest rate swaps	545	—

Defined benefit pension plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(2)	196	(5)
Gains arising during the period	—	310

Change in gains or losses and prior service costs or credits	196	305
Tax effect - expense	(69)	(108)

Net-of-tax amount - pension plans	127	197

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	7	—
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	2	—
Gains arising during the period	16	20

Change in gains or losses and prior service costs or credits	25	20
Tax effect - expense	(9)	(7)

Net-of-tax amount - post-retirement plans	16	13

Net-of-tax amount - pension & post-retirement plans	143	210

Total other comprehensive loss	(691)	(119)

Comprehensive income	$3,860	$3,736

(1)

Amounts are included in net gains on sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2013 and 2012 was $79 and $1, respectively.

(2)

Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense (benefit) associated with the reclassification adjustment for the three months ended March 31, 2013 and 2012 was $69 and ($2), respectively.

(3)

Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2013 was $2.

(4)

Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2013 was $1.

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
(In thousands, except share data) (Unaudited)
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	4,551	(691)	—	—	3,860
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	775	—	—	—	—	—	775
ESOP shares released or committed to be released	—	—	129	287	—	—	—	—	416
Cancellation of shares for tax withholding	(2,038)	—	(26)	—	—	—	—	—	(26)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(91)	—	(9)	—	(7,770)	91	(9)
Treasury stock purchased	—	—	—	—	—	—	181,343	(2,327)	(2,327)
Dividends paid ($0.10 per common share)	—	—	—	—	(2,810)	—	—	—	(2,810)

Balance at March 31, 2013	29,485,325	$243,776	$14,205	$(8,019)	$94,045	$(4,738)	1,504,039	$(18,277)	$320,992

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
(In thousands, except share data) (Unaudited)
Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471
Comprehensive income	—	—	—	—	3,855	(119)	—	—	3,736
Share-based compensation expense	—	—	100	—	—	—	—	—	100
ESOP shares released or committed to be released	—	—	75	287	—	—	—	—	362
Cancellation of shares for tax withholding	(2,845)	—	(32)	—	—	—	—	—	(32)
Treasury stock purchased	—	—	—	—	—	—	647,900	(7,626)	(7,626)
Dividends paid ($0.08 per common share)	—	—	—	—	(2,361)	—	—	—	(2,361)

Balance at March 31, 2012	29,511,623	$243,776	$15,332	$(9,166)	$92,201	$(6,867)	647,900	$(7,626)	$327,650

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2013	2012
Cash flows from operating activities:
Net income	$4,551	$3,855
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization (accretion) of premiums and discounts on investments, net	160	86
Share-based compensation expense	775	100
ESOP expense	416	362
Provision for loan losses	391	704
Net gain from sales of securities	(227)	(3)
Loans originated for sale	(45,955)	(17,533)
Proceeds from loan sales held for sale	46,760	18,058
Net gain from sales of loans	(2,060)	(525)
Gains on sale of other real estate owned	(20)	(10)
Write-downs of other real estate owned	86	183
Depreciation and amortization	420	319
Deferred income tax expense (benefit)	2,044	(160)
Increase in cash surrender value of bank-owned life insurance	(510)	(306)
Net change in:
Deferred loan fees and premiums	(483)	124
Accrued interest receivable	(583)	(535)
Prepaid FDIC assessment	267	229
Other assets	945	846
Accrued expenses and other liabilities	(7,127)	(1,436)

Net cash (used in) provided by operating activities	(150)	4,358

Cash flows from investing activities:
Proceeds from sales of available for sale securities	28,297	2,984
Proceeds from calls and maturities of available for sale securities	—	2,400
Principal payments on available for sale mortgage-backed securities	8,813	7,901
Principal payments on held to maturity securities	828	915
Purchases of available for sale securities	(110,800)	(58,150)
Redemption of FHLBB stock	814	1,140
Proceeds from sale of other real estate owned	756	574
Proceeds from loan sales from portfolio	18,000	—
Purchases of loans	(3,138)	—
Net loan principal payments (originations)	16,323	(40,201)
Purchase of bank-owned life insurance	—	(25,000)
Purchases of premises and equipment	(1,516)	(899)

Net cash used in investing activities	(41,623)	(108,336)

Cash flows from financing activities:
Net (decrease) increase in non-interest-bearing deposits	(12,547)	10,151
Net increase in interest-bearing deposits	54,748	45,352
Net decrease in mortgagors’ and investors’ escrow accounts	(2,709)	(2,635)
Net increase in short-term FHLBB advances	41,000	60,000
Repayments of long-term FHLBB advances	(21,018)	(4)
Net increase in repurchase agreements	9,699	—
Common stock repurchased	(2,327)	(7,626)
Cancellation of shares for tax withholding	(26)	(32)
Cancellation of treasury shares	(9)	—
Cash dividend paid on common stock	(2,810)	(2,361)

Net cash provided by financing activities	64,001	102,845

Net increase (decrease) in cash and cash equivalents	22,228	(1,133)
Cash and cash equivalents, beginning of period	35,315	40,985

Cash and cash equivalents, end of period	$57,543	$39,852

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Concluded

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,470	$2,756
Income taxes, net	556	66
Transfer of loans to other real estate owned	563	485

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations. Rockville Financial, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Rockville, Connecticut and incorporated under the laws of Connecticut in 2004. At March 31, 2013, the Company’s principal asset was all of the outstanding capital stock of Rockville Bank (the “Bank”), a wholly-owned subsidiary of the Company.

The Company, through Rockville Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 24 banking offices, two loan production offices, 38 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com).

Basis of Presentation. The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp. Inc., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Investment Sub, Inc.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications. Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2013 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.

Management has determined that no subsequent events have occurred following the balance sheet date of March 31, 2013, which require recognition or disclosure in the financial statements.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension and other post-retirement benefits, share-based compensation expense, valuation of deferred tax assets, the evaluation of securities for other-than-temporary impairment and derivatives.

Note 2. Mutual Holding Company Reorganization and Minority Stock Issuance

On March 3, 2011, the Company completed the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”) pursuant to a Plan of Conversion and Reorganization (the “Plan”). As part of the Conversion, New Rockville Financial, Inc. succeeded Rockville Financial, Inc. as the stock holding company of Rockville Bank, and Rockville Financial MHC, Inc. was dissolved. Upon completion of the Conversion, the Company became the holding company for the Bank and acquired ownership of all the issued and outstanding shares of the Bank’s common stock. In connection with the Conversion, 17,109,886 shares of common stock of the Company (the “Common Stock”) were sold in a subscription offering to certain depositors of the Bank and its employee stock ownership plan for $10.00 per share, or $171,099,000 in the aggregate (the “Offering”) net of offering costs of $3,055,000. In accordance with the Plan, 1.5167 shares of Common Stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for each outstanding share of common stock of the Company’s predecessor, also named Rockville Financial, Inc. (“Old RFI”), the former state-chartered mid-tier holding company for the Bank, held by persons other than Rockville Financial MHC, Inc., the mutual holding company that owned the majority of Old RFI’s common stock. New Rockville Financial, Inc. changed its name to Rockville Financial, Inc. effective March 3, 2011.

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

Note 3. Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption did not have a material impact on the Company’s consolidated financial statements.

Technical Corrections and Improvements. On October 1, 2012, the FASB released ASU No. 2012-04 Technical Corrections and Improvements, which clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective for the fiscal periods beginning after December 15, 2012. Adoption did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2013 and 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,050	$—	$12,050	$—
Government-sponsored residential mortgage-backed securities	88,607	—	88,607	—
Government-sponsored residential collateralized debt obligations	33,060	—	33,060	—
Government-sponsored commercial mortgage-backed securities	13,985	—	13,985	—
Government-sponsored commercial collateralized debt obligations	5,040	—	5,040	—
Asset-backed securities	63,294	—	19,441	43,853
Corporate debt securities	25,867	—	24,525	1,342
Obligations of states and political subdivisions	67,615	—	67,615	—
Marketable equity securities	3,318	3,258	—	60

Total available for sale securities	$312,836	$3,258	$264,323	$45,255

Mortgage loan derivative assets	$904	$—	$904	$—
Mortgage servicing rights	2,066	—	—	2,066
Interest rate swap assets	690	—	690	—
Mortgage loan derivative liabilities	35	—	35	—

December 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,717	$—	$12,717	$—
Government-sponsored residential mortgage-backed securities	91,144	—	91,144	—
Government-sponsored residential collateralized-debt obligations	20,947	—	20,947	—
Government-sponsored commercial mortgage-backed securities	9,302	—	9,302	—
Government-sponsored commercial collateralized-debt obligations	5,135	—	5,135	—
Asset-backed securities	11,200	—	4,174	7,026
Corporate debt securities	18,818	—	17,610	1,208
Obligations of states and political subdivisions	68,804	—	68,804	—
Marketable equity securities	3,322	3,244	—	78

Total available for sale securities	$241,389	$3,244	$229,833	$8,312

Mortgage loan derivative assets	$464	$—	$464	$—
Mortgage loan derivative liabilities	101	—	101	—
Interest rate swap liabilities	148	—	148	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended March 31,
(In thousands)	2013	2012
Available for Sale Securities:
Balance at beginning of period	$8,312	$1,290
Purchases	36,762	—
Total unrealized gains (losses) included in other comprehensive loss	181	(60)

Balance at end of period	$45,255	$1,230

Mortgage Servicing Rights:
Balance at beginning of period	$—	$—
Transfers to Level 3	1,554	—
Issuances	275	—
Settlements	(48)
Change in fair value recognized in net income	285	—

Balance at end of period	$2,066	$—

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

The valuation of the Company’s asset-backed securities is obtained from a third party pricing provider and is determined utilizing an approach that combines advanced analytics with structural and fundamental cash flow analysis based upon observed market based yields. The third party provider’s model analyzes each instrument’s underlying collateral given observable collateral characteristics and credit statistics to extrapolate future performance and project cash flows, by incorporating expectations of default probabilities, recovery rates, prepayment speeds, loss severities and a derived discount rate. The Company has determined that due to the liquidity and significance of unobservable inputs, that asset-backed securities are classified in Level 3 of the valuation hierarchy.

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, effective January 1, 2013, (See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Derivatives: Derivative instruments related to commitments for loans to be sold are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are derivatives pursuant to the requirements of FASB ASC 815-10; however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.

At March 31, 2013, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows:

	March 31, 2013
(In thousands)	Notional or Principal Amount	Fair Value Adjustment
Rate Lock Commitments	$33,271	$677
Forward Sales Commitments	31,661	192

The Company sells the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 14% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans	$2,374	$—	$—	$2,374
Other real estate owned	2,587	—	—	2,587

Total	$4,961	$—	$—	$4,961

December 31, 2012
Impaired loans	$1,211	$—	$—	$1,211
Other real estate owned	2,846	—	—	2,846

Total	$4,057	$—	$—	$4,057

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure, as other real estate owned (“OREO”) in its financial statements. Upon foreclosure, the property securing the loan is recorded at fair value as determined by real estate appraisals less the estimated selling expense. Appraisals are based upon observable market data such as comparable sales within the real estate market. Assumptions are also made based on management’s judgment of the appraisals and current real estate market conditions and therefore these assets are classified as non-recurring Level 3 assets in the fair value hierarchy.

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Impaired loans	$(439)	$(210)
Other real estate owned	20	(183)

Total	$(419)	$(393)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at March 31, 2013 or December 31, 2012.

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

Federal Home Loan Bank of Boston (“FHLBB”) stock: FHLBB stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed back to the FHLB of Boston at par value.

Accrued Interest Receivable: Carrying value is assumed to represent fair value.

Derivative Assets: Refer to the above discussion on derivatives.

Deposits and Mortgagors’ and Investors’ Escrow Accounts: The fair value of demand, non-interest-bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of period-end.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

As of March 31, 2013 and December 31, 2012, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2013
Financial assets:
Cash and cash equivalents	$57,543	$57,543	$—	$—	$57,543
Available for sale securities	312,836	3,258	264,323	45,255	312,836
Held to maturity securities	5,267	—	5,786	—	5,786
Loans held for sale	6,547	—	6,547	—	6,547
Loans receivable-net	1,555,329	—	—	1,590,718	1,590,718
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,445	—	—	5,445	5,445
Derivative assets	904	—	904	—	904
Mortgage servicing rights	2,066	—	—	2,066	2,066
Interest rate swaps	690	—	690	—	690

Financial liabilities:
Deposits	1,546,881	—	—	1,527,129	1,527,129
Mortgagors’ and investors’ escrow accounts	4,067	—	—	4,067	4,067
FHLBB advances and other borrowings	172,787	—	—	177,383	177,383
Derivative liabilities	35	—	35	—	35

December 31, 2012
Financial assets:
Cash and cash equivalents	35,315	35,315	—	—	35,315
Available for sale securities	241,389	3,244	229,833	8,312	241,389
Held to maturity securities	6,084	—	6,681	—	6,681
Loans held for sale	5,292	—	5,292	—	5,292
Loans receivable-net	1,586,985	—	—	1,624,001	1,624,001
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	4,862	—	—	4,862	4,862
Derivative assets	464	—	464	—	464
Mortgage servicing rights	1,052	—	—	1,554	1,554

Financial liabilities:
Deposits	1,504,680	—	—	1,513,188	1,513,188
Mortgagors’ and investors’ escrow accounts	6,776	—	—	6,776	6,776
Advances from FHLBB	143,106	—	—	148,201	148,201
Derivative liabilities	101	—	101	—	101
Interest rate swaps	148	—	148	—	148

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 5. Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,810	$259	$19	$12,050
Government-sponsored residential mortgage-backed securities	85,883	2,853	129	88,607
Government-sponsored residential collateralized debt obligations	32,950	202	92	33,060
Government-sponsored commercial mortgage-backed securities	14,039	27	81	13,985
Government-sponsored commercial collateralized debt obligations	5,047	—	7	5,040
Asset-backed securities	63,490	291	487	63,294
Corporate debt securities	26,581	797	1,511	25,867
Obligations of states and political subdivisions	67,380	536	301	67,615

Total debt securities	307,180	4,965	2,627	309,518

Marketable equity securities, by sector:
Banks	68	—	8	60
Industrial	109	59	—	168
Mutual funds	2,768	115	1	2,882
Oil and gas	131	77	—	208

Total marketable equity securities	3,076	251	9	3,318

Total available for sale securities	$310,256	$5,216	$2,636	$312,836

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,267	$519	$—	$5,786

December 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$12,413	$304	$—	$12,717
Government-sponsored residential mortgage-backed securities	87,769	3,445	70	91,144
Government-sponsored residential collateralized debt obligations	20,798	150	1	20,947
Government-sponsored commercial mortgage-backed securities	9,179	123	—	9,302
Government-sponsored commercial collateralized debt obligations	5,048	87	—	5,135
Asset-backed securities	11,193	26	19	11,200
Corporate debt securities	19,760	695	1,637	18,818
Obligations of states and political subdivisions	67,458	1,473	127	68,804

Total debt securities	233,618	6,303	1,854	238,067

Marketable equity securities, by sector:
Banks	68	10	—	78
Industrial	109	50	—	159
Mutual funds	2,756	131	—	2,887
Oil and gas	135	63	—	198

Total marketable equity securities	3,068	254	—	3,322

Total available for sale securities	$236,686	$6,557	$1,854	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,084	$597	$—	$6,681

At March 31, 2013, the net unrealized gain on securities available for sale of $2.6 million, net of income taxes of $900,000, or $1.7 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	27,012	27,785	—	—
After 5 years through 10 years	6,276	6,318	—	—
After 10 years	72,483	71,429	—	—

	105,771	105,532	—	—

Mortgage-backed securities	85,883	88,607	5,267	5,786
Government-sponsored residential collateralized debt obligations	32,950	33,060	—	—
Government-sponsored commercial mortgage-backed securities	14,039	13,985	—	—
Government-sponsored commercial collateralized debt obligations	5,047	5,040	—	—
Asset-backed securities	63,490	63,294	—	—

Total debt securities	$307,180	$309,518	$5,267	$5,786

At March 31, 2013, the Company had two encumbered securities, with a fair value of $10.2 million pledged as collateral for a reverse repurchase borrowing.

For the three months ended March 31, 2013 and 2012, gross gains of $291,000 and $3,000, respectively, were realized on the sales of available for sale securities. The gross losses realized on the sale of available for sale securities for the three months ended March 31, 2013 were $64,000. There were no gross realized losses on the sale of available for sale securities for the three months ended March 31, 2012.

As of March 31, 2013, the Company did not own any investment or mortgage-backed securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The Company’s investment committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of March 31, 2013, the estimated fair value of this portfolio was $67.6 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $67.6 million, $20.7 million were representative of general obligation bonds for which $14.7 million are obligations of political subdivisions of the respective state. For all municipal debt purchases, the management investment subcommittee under the direction of the ALCO committee approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At March 31, 2013, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012:

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
Available for sale:
Debt Securities:
U.S. Government and government sponsored enterprise obligations	$4,973	$19	$—	$—	$4,973	$19
Government-sponsored residential mortgage-backed securities	16,305	129	—	—	16,305	129
Government-sponsored residential collateralized debt obligations	11,960	92	—	—	11,960	92
Government-sponsored commercial mortgage-backed securities	7,851	81	—	—	7,851	81
Government-sponsored commercial collateralized debt obligations	5,040	7	—	—	5,040	7
Asset-backed securities	32,461	487	—	—	32,461	487
Corporate debt securities	3,313	7	1,342	1,504	4,655	1,511
Obligations of states and political subdivisions	20,556	301	—	—	20,556	301

Total debt securities	102,459	1,123	1,342	1,504	103,801	2,627
Marketable equity securities	124	9	—	—	124	9

	$102,583	$1,132	$1,342	$1,504	$103,925	$2,636

December 31, 2012
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$10,360	$70	$—	$—	$10,360	$70
Government-sponsored residential collateralized debt obligations	4,151	1	—	—	4,151	1
Asset-backed securities	4,173	19	—	—	4,173	19
Corporate debt securities	—	—	1,208	1,637	1,208	1,637
Obligations of states and political subdivisions	6,632	127	—	—	6,632	127

Total debt securities	$25,316	$217	$1,208	$1,637	$26,524	$1,854

Of the securities summarized above as of March 31, 2013, sixty issues had unrealized losses equaling 1.09% of the cost basis for less than twelve months and one issue had an unrealized loss of 52.85% of the amortized cost basis for twelve months or more. As of December 31, 2012, nineteen issues had unrealized losses equaling 0.85% of the cost basis for less than twelve months and one issue had losses equaling 57.54% of the cost basis for twelve months or more.

There were no held to maturity securities with unrealized losses at March 31, 2013 or December 31, 2012.

Management believes that no individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2013.

U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to sixteen securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

Corporate debt securities. The unrealized losses on corporate debt securities are related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this security to be other-than-temporarily impaired at March 31, 2013.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013, the Company entered into its third interest rate swap to hedge the cash flows associated with future borrowing. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The notional value for the three interest rate swaps total $100.0 million. The Company did not record any hedge ineffectiveness since inception.

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

As of March 31, 2013, the Company had three outstanding interest rate derivatives with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of March 31, 2013.

Fair Values of Derivative Instruments

	Balance Sheet Location	Fair Value
(In thousands)		March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Forward-starting interest rate swap	Other Assets	$690	$—
Forward-starting interest rate swap	Other Liabilities	—	(148)

Total derivatives designated as hedging instruments		$690	$(148)

Derivatives not designated as hedging instruments:
Mortgage loan derivative asset	Other Assets	$904	$464
Mortgage loan derivative liability	Other Liabilities	(35)	(101)

Total derivatives not designated as hedging instruments		$869	$363

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the statements of income as of March 31, 2013.

Amount of Gain Recognized on Mortgage Loan Derivatives
(In thousands)	Three Months Ended March 31, 2013
Derivatives not designated as hedging instruments:
Mortgage loan derivative assets	$440
Mortgage loan derivative liabilities	66

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of March 31, 2013, the Company was in possession of $710,000 of the collateral posted by counterparties related to these agreements.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of March 31, 2013, the fair value of cash flow derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $690,000. If the counterparty had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $690,000.

Note 7. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	March 31, 2013	December 31, 2012
Real estate loans:
Residential	$657,535	$683,195
Commercial	705,112	697,133
Construction - residential	4,109	3,338
Construction - commercial	41,030	46,642

Total real estate loans	1,407,786	1,430,308

Commercial business loans	161,981	171,632
Installment loans	974	1,184
Collateral loans	1,871	1,567

Total loans	1,572,612	1,604,691

Net deferred loan costs and premiums	1,254	771
Allowance for loan losses	(18,537)	(18,477)

Loans - net	$1,555,329	$1,586,985

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

The following table presents the Company’s loans by risk rating at March 31, 2013 and December 31, 2012.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
March 31, 2013
Loans rated 1-5	$643,940	$677,597	$40,931	$146,893	$2,794
Loans rated 6	2,183	14,276	1,299	8,128	—
Loans rated 7	11,412	13,239	2,909	6,960	51
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$657,535	$705,112	$45,139	$161,981	$2,845

December 31, 2012
Loans rated 1-5	$669,905	$673,844	$43,488	$158,576	$2,699
Loans rated 6	2,182	14,121	4,310	5,366	—
Loans rated 7	11,108	9,168	2,182	7,690	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,195	$697,133	$49,980	$171,632	$2,751

Changes in the allowance for loan losses for the periods ended March 31, 2013 and 2012 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended
March 31, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision for loan losses	161	43	206	(226)	54	153	391
Loans charged off	(250)	(71)	(1)	(20)	(12)	—	(354)
Recoveries of loans previously charged off	12	—	—	9	2	—	23

Balance, end of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537

Three Months Ended
March 31, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision for loan losses	508	167	(57)	419	13	(346)	704
Loans charged off	(236)	—	—	(2)	(20)	—	(258)
Recoveries of loans previously charged off	5	—	—	46	5	—	56

Balance, end of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2013 and December 31, 2012 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
March 31, 2013
Allowance related to loans deemed impaired	$105	$—	$249	$220	$45	$—	$619
Allowance related to loans not deemed impaired	6,012	8,023	763	2,459	28	633	17,918

Total allowance for loan losses	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537

Loans deemed impaired	$10,179	$4,237	$3,052	$1,817	$46	$—	$19,331
Loans not deemed impaired	647,356	700,875	42,087	160,164	2,799	—	1,553,281

Total loans	$657,535	$705,112	$45,139	$161,981	$2,845	$—	$1,572,612

December 31, 2012
Allowance related to loans deemed impaired	$97	$—	$1	$220	$—	$—	$318
Allowance related to loans not deemed impaired	6,097	8,051	806	2,696	29	480	18,159

Total allowance for loan losses	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

Loans deemed impaired	$9,867	$1,108	$3,034	$2,627	$45	$—	$16,681
Loans not deemed impaired	673,328	696,025	46,946	169,005	2,706	—	1,588,010

Total loans	$683,195	$697,133	$49,980	$171,632	$2,751	$—	$1,604,691

The following is a summary of past due and non-accrual loans at March 31, 2013 and December 31, 2012:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
March 31, 2013
Real estate loans:
Residential	$2,324	$505	$3,720	$6,549	$—	$10,179
Commercial	816	459	1,019	2,294	—	1,358
Construction	—	—	1,994	1,994	—	2,427
Commercial business loans	133	—	820	953	—	1,817
Installment and collateral	5	1	45	51	—	45

Total	$3,278	$965	$7,598	$11,841	$—	$15,826

December 31, 2012
Real estate loans:
Residential	$5,818	$3,087	$4,794	$13,699	$—	$9,867
Commercial	8,235	466	1,230	9,931	—	1,108
Construction	1,046	121	1,497	2,664	—	2,409
Commercial business loans	301	3	62	366	—	2,626
Installment and collateral	16	5	46	67	—	46

Total	$15,416	$3,682	$7,629	$26,727	$—	$16,056

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,315	$8,315		$9,170	$9,170
Commercial	4,237	4,237		1,768	1,768
Construction	2,264	2,264		2,184	2,184
Commercial business loans	1,486	1,486		1,985	1,985
Installment and collateral loans	36	36		45	45

Total	16,338	16,338		15,152	15,152

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,864	1,864	$105	697	697	$97
Construction	788	788	249	496	496	1
Commercial business loans	331	331	220	336	336	220
Installment and collateral loans	10	10	45	—	—	—

Total	2,993	2,993	619	1,529	1,529	318

Total	$19,331	$19,331	$619	$16,681	$16,681	$318

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,742	$112	$112	$8,095	$76	$76
Commercial	1,563	4	4	1,184	29	29
Construction	1,912	2	2	1,053	9	9
Commercial business loans	1,736	19	19	1,694	18	18
Installment and collateral loans	40	—	—	32	1	1

Total	13,993	137	137	12,058	133	133

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,280	7	7	1,076	19	19
Construction	642	—	—	—	—	—
Commercial business loans	334	4	4	—	—	—
Installment and collateral loans	5	—	—	—	—	—

Total	2,261	11	11	1,076	19	19

	$16,254	$148	$148	$13,134	$152	$152

Management has established the allowance for loan loss in accordance with GAAP at March 31, 2013 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2013 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2013 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three months ended March 31, 2013 and 2012 are set forth in the following table:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	2	$451	$406	1	$27	$27
Commercial real estate	1	2,620	2,620	—	—	—
Construction	1	82	82	4	900	900

Total troubled debt restructuring	4	$3,153	$3,108	5	$927	$927

There were no trouble debt restructurings that defaulted within twelve months of restructuring during the three months ended March 31, 2013.

Troubled debt restructurings that defaulted within twelve months of restructuring during the three months ended March 31, 2012 follows:

	Three Months Ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment
Residential real estate	1	$64

Total troubled debt restructuring	1	$64

The majority of restructured loans were on non-accrual status as of March 31, 2013 and December 31, 2012. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

In an effort to better reflect the economics of servicing assets in different interest rate environments, effective January 1, 2013, the Company prospectively adopted the fair value measurement method to value mortgage servicing rights. Upon adoption, the Company recognized an increase of $502,000 in Stockholders’ Equity which represents the cumulative effect of the change of accounting principle at January 1, 2013. As a result of the implementation, service fee income increased $285,000 in the first quarter of 2013.

The Company services certain loans for third parties. The aggregate of loans serviced for others was $286.6 million and $238.1 million as of March 31, 2013 and December 31, 2012, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2013 and 2012 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 339 and 377, respectively.

Mortgage servicing rights are included in other assets in the consolidated statement of condition. The following table summarizes mortgage servicing rights capitalized and amortized for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(In thousands)	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$1,052	$944
Cumulative effect of changes in accounting principal	502	—
Change in fair value recognized in net income	285	—
Issuances	275	79
Settlements	(48)	—
Amortization	—	(82)

Balance at end of period	2,066	941

Valuation allowances:
Balance at beginning of period	—	(166)
Recoveries	—	108

Balance at end of period	—	(58)

Mortgage servicing rights, net	2,066	883

Fair value of mortgage servicing rights at end of period	$2,066	$1,093

Note 8. Federal Home Loan Bank Advances and Stock and Other Borrowings

The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2013	$81,000	0.30%	$61,000	0.33%
2014	8,112	3.70	8,112	3.70
2015	35,000	2.28	35,000	2.28
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	33,000	2.56
Thereafter	2,976	2.54	2,994	2.54

	$163,088	1.44%	$143,106	1.61%

At March 31, 2013, four advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $352.2 million and $350.6 million at March 31, 2013 and December 31, 2012, respectively. See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

In addition to the outstanding advances the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012 there were no advances outstanding under the line of credit.

In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2013 the Bank could borrow immediately an additional $168.7 million from the FHLBB inclusive of the line of credit.

The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. The FHLBB repurchased $814,000 of excess capital stock during the first quarter of 2013 as part of an announced program to repurchase $250.0 million of members’ excess stock, the second repurchase since it established a moratorium in 2008.

During the first quarter of 2013, the Company entered into a reverse repurchase agreement with a maturity date of July 2013 resulting in $9.7 million of other borrowings at March 31, 2013 at a cost of the three month LIBOR plus 20 basis points, or 0.51%.

Note 9. Pension and Other Post-Retirement Benefit Plans

Defined Benefit, Supplemental and Other Post-retirement Plans

Rockville offered a defined benefit noncontributory pension plan through December 31, 2012 for eligible employees who met certain minimum service and age requirements hired before January 1, 2005. Pension plan benefits were based upon employee earnings during the period of credited service. The pension plan was hard-frozen effective December 31, 2012. All other employees will accrue no additional retirement benefits on or after January 1, 2013, and the amount of their qualified retirement income will not exceed the amount of benefits determined as of December 31, 2012.

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

The following table presents the amount of net periodic pension cost for the three months ended March 31, 2013 and 2012.

	Qualified Pension		Supplemental Executive Retirement Plans		Other Post-Retirement Benefits
	For the Quarter Ended March 31,		For the Quarter Ended March 31,		For the Quarter Ended March 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Service cost	$13	$265	$11	$10	$9	$8
Interest cost	262	291	11	6	23	25
Expected return on
plan assets	(434)	(422)	—	—	—	—
Amortization:
Loss	196	309	2	1	16	19
Prior service cost	—	(12)	7	6	—	—
Additional amount recognized due to settlement or curtailment	—	(20)	—	—	—	—

Net periodic benefit cost	$37	$411	$31	$23	$48	$52

Note 10. Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of March 31, 2013, there were 14,603 restricted stock shares and 161,841 stock options that remain available for future grants under the Plan. There were no stock options granted from the Plan in 2013.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of March 31, 2013, there were 250,620 restricted stock shares and 751,007 stock options that remain available for future grants under the 2012 Plan. There were 7,770 restricted shares and 59,523 stock option awards granted from the 2012 Plan in 2013. None of the restricted shares granted in 2013 are performance vested.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $775,000 with a related tax benefit recorded of $270,000 for the three months ended March 31, 2013, of which Director share-based compensation expense recognized (in the consolidated statements of income as other non-interest expense) was $315,000 and officer share-based compensation expense recognized (in the consolidated statements of income as salaries and employee benefit expense) was $456,000. The total charge of $775,000 for the three months ended March 31, 2013 includes $26,000 related to 2,038 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first three months of 2013.

Stock Options: The following table presents the activity related to stock options under the Plans for the three months ended March 31, 2013:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,996,843	$10.12
Granted	59,523	12.87
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2013	2,056,366	$10.20	7.5	$5,682

Stock options vested and exercisable at March 31, 2013	988,787	$9.36	5.9	$—

The aggregate fair value of options that vested was $92,000 and $99,000 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the unrecognized cost related to the stock options awarded of $1.3 million will be recognized over a weighted-average period of 2.4 years.

For share-based compensation recognized for the three months ended March 31, 2013, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. There were no stock options granted in the first quarter of 2012. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at March 31, 2013 as follows:

Weighted per share average fair value of options granted Assumptions:	$1.68
Risk-free interest rate	1.10%
Expected volatility	20.93%
Expected dividend yield	3.11%
Expected life of options granted	6.0 years

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2012	378,604	$10.89
Granted	7,770	12.87
Vested	(5,374)	9.56
Forfeited	—	—

Unvested as of March 31, 2013	381,000	$10.95

The fair value of restricted shares that vested during the three months ended March 31, 2013 and 2012 was $57,000 and $62,000, respectively. As of March 31, 2013, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended March 31, 2013, the Company granted 7,770 shares of restricted stock out of Treasury stock. In conjunction with the grant, 1,943 shares of restricted stock vested immediately. For tax purposes associated with this vesting, 764 shares were cancelled in satisfaction of the recipients’ tax liability.

Of the remaining unvested restricted stock, 173,570 shares will vest in 2013, 74,077 in 2014, 131,411 in 2015 and 1,942 in 2016. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $1.9 million at March 31, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 2 years.

As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.8 million at March 31, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation - Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt.

At March 31, 2013, the two loans had an outstanding balance of $8.7 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. The ESOP compensation expense for the three months ended March 31, 2013 and 2012 was approximately $416,000 and $370,000, respectively.

The ESOP shares as of March 31, 2013 were as follows:

Shares released for allocation	894,564
Unreleased shares	851,004

Total ESOP shares	1,745,568

Market value of unreleased shares at March 31, 2013 (in thousands)	$11,029

Note 11. Income Taxes

As of March 31, 2013 and December 31, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2008.

As of March 31, 2013 and December 31, 2012, the Company has not recorded any interest and penalties related to uncertain tax positions.

Note 12. Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Loss on Benefit Plans	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2012	$(7,006)	$3,055	$(96)	$(4,047)
Change	143	(1,379)	545	(691)

March 31, 2013	$(6,863)	$1,676	$449	$(4,738)

Note 13. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2013, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2013 and December 31, 2012 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Rockville Bank:
March 31, 2013
Total capital to risk weighted assets	$277,741	17.3%	$128,509	8.0%	$160,637	10.0%
Tier 1 capital to risk weighted assets	258,571	16.1	64,241	4.0	96,362	6.0
Tier 1 capital to total average assets	258,571	12.5	82,677	4.0	103,346	5.0

December 31, 2012
Total capital to risk weighted assets	$272,111	17.4%	$124,893	8.0%	$156,116	10.0%
Tier 1 capital to risk weighted assets	253,089	16.2	62,453	4.0	93,679	6.0
Tier 1 capital to total average assets	253,089	12.9	78,721	4.0	98,402	5.0

Rockville Financial, Inc.:
March 31, 2013
Total capital to risk weighted assets	$343,623	21.3%	$128,939	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	324,453	20.1	64,472	4.0	N/A	N/A
Tier 1 capital to total average assets	324,453	15.7	82,663	4.0	N/A	N/A
December 31, 2012
Total capital to risk weighted assets	$342,505	21.9%	$125,345	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	323,483	20.6	62,691	4.0	N/A	N/A
Tier 1 capital to total average assets	323,483	16.5	78,373	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of March 31, 2013, $21.0 million is available for payment of dividends.

Note 14. Net Income Per Share

The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(In thousands, except share data)	2013	2012
Net income available to common stockholders	$4,551	$3,855

Adjusted weighted average common shares outstanding	29,486,337	29,616,632
Less: average number of treasury shares	(1,417,671)	(87,687)
Less: average number of unvested ESOP award shares	(839,901)	(968,835)

Weighted-average basic shares outstanding	27,228,765	28,560,110
Dilutive effect of stock options	332,480	168,651

Weighted-average diluted shares	27,561,245	28,728,761

Net income per share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

Note 15. Commitments and Contingencies

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2013 and December 31, 2012:

(In thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit:
Commitment to grant loans	$34,636	$63,086
Undisbursed construction loans	67,265	71,459
Undisbursed home equity lines of credit	142,256	139,238
Undisbursed commercial lines of credit	75,714	76,673
Standby letters of credit	8,480	8,691
Unused checking overdraft lines of credit	50	51

	$328,401	$359,198

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

Legal Matters: The Company is not involved in any legal proceedings deemed to be material as of March 31, 2013 which have arisen in the normal course of business.

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

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

•	Technological changes and cyber-security matters.

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio.

•	Strong competition within our market area may limit our growth and profitability.

•	We may plan to open new branches which may not become profitable as soon as anticipated, if at all.

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers.

•	Changes in the level of non-performing assets and charge-offs.

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

MD&A is provided as a supplement to - and should be read in conjunction with - our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012. The following sections are included in MD&A:

•	Our Business - a general description of our business, our objectives and regulatory considerations.

•	Critical Accounting Estimates - a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results - an analysis of our Company’s consolidated results of operations for the periods presented in our Unaudited Consolidated Financial Statements.

•	Comparison of Financial, Liquidity and Capital Resources - an overview of financial condition and market and interest rate risk.

Our Business

General

By assets, Rockville Financial, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $2.06 billion and stockholders’ equity of $321.0 million at March 31, 2013. The Company delivers financial services to individuals, families and businesses throughout Connecticut and the region through its 24 banking offices, its commercial loan production office, its mortgage loan production office, 38 ATMs and internet website (www.rockvillebank.com). The Company’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

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

•

Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of its financial advisory services and introduction of private banking professionals;

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

Regulatory Considerations

Rockville Financial and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

While the Basel Committee initially called for the implementation of the Basel III final framework to commence January 1, 2013, final rules have not yet been implemented in the United States. The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. Accordingly, the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

Critical Accounting Estimates

The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.

We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, derivatives, income taxes, pension and other post-retirement benefits and share-based compensation. None of the Company’s critical accounting estimates have changed during the quarter. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2012 Annual Report on Form 10-K. A brief description of our current policies involving significant judgment follows:

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

Although management believes it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.

Other-than-Temporary Impairment of Securities: The Company maintains a securities portfolio that is classified into two major categories: available for sale and held to maturity. Securities available for sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held to maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of its purchase.

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first quarter of 2013, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.

Derivative Instruments and Hedging Activities: The Company uses derivatives to manage a variety of risks, including risks related to interest rates. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance correctly will result in the changes in the fair value of the derivative being reported in earnings.

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

At March 31, 2013, derivative assets and liabilities were $1.6 million and $35,000 respectively. Further information about our use of derivatives is provided in Note 6, “Derivatives and Hedging Activities” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

The reserve for tax contingencies contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions. The effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

Pension and Other Post-retirement Benefits: Management uses key assumptions that include discount rates, expected return on plan assets, benefits earned, interest costs, mortality rates, increases in compensation, and other factors. The two most critical assumptions - estimated return on plan assets and the discount rate - are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis.

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

Operating Results

Executive Overview

Earnings for the first quarter of 2013 were $4.6 million, or $0.17 per diluted share, compared to $3.9 million, or $0.13 per diluted share, for the first quarter in 2012. The Company’s results can be attributed to its continued business momentum characterized by strong revenues, balance sheet growth, in tandem with solid asset quality. The quarterly results include the impact of the net interest margin decline which is attributable to decreased yields on loans and securities in the continued low interest rate environment.

The increase in the Company’s revenues over the prior year period reflects the expansion of the mortgage banking business. The Company sold residential mortgage loans totaling $63.0 million in the first quarter of 2013 and reported net gains of $2.1 million, compared to $18.0 million sold in the first quarter of 2012 with net gains of $525,000. Catalysts for this increase include the introduction of mortgage loan officers during 2012 into the mortgage banking business model to foster relationships with local realtors to target purchase mortgage production and decrease reliance on the refinance business and launching an online mortgage loan application solution to enhance the efficiency of the mortgage loan process.

The Company’s tax-equivalent net interest margin for the three months ended March 31, 2013 was 3.48%, a decrease of 35 basis points over the same quarter of 2012. The general year over year trends impacting the margin includes a 47 basis point reduction in the yield on earning assets coupled with a 21 basis point reduction in the cost of interest-bearing liabilities. The margin decline was partially offset by the 13.7% increase in average earning assets for the quarter. A sustained period of low interest rates is anticipated to continue, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The Company’s strategy with interest rate risk management is to incrementally shorten asset duration and lengthen liability duration. Execution of this strategy contributed to the reduction of net interest margin in the first quarter of 2013 relative to the comparable period. During the quarter, the Company added adjustable rate securities to the investment portfolio that will react positively when market interest rates rise. Furthermore, the secondary market strategy of selling the majority of long duration fixed rate residential originations without adding to the legacy higher yielding residential portfolio has had a significant impact on the residential portfolio’s contribution to net interest margin. With interest bearing funding, the Company has exhibited price discipline with maturity deposits and other perceived rate-sensitive deposit products and is emphasizing low cost demand deposit generation. The success of this strategy will be dependent on the ability for the Company to reduce its cost of funds further. However, given the duration of the low interest rate environment and the actions taken previously to reduce rates on our deposit products will make it difficult to reduce the cost of funds in a meaningful way. The Company will continually reassess this strategy in light of new economic data releases and market expectations for changes to interest rates.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The allowance for loan losses to total loans ratio was 1.18% and 1.15%, the allowance for loan losses to non-performing loans ratio was 117.13% and 115.08%, and the ratio of non-performing loans to total loans was 1.01% and 1.00% at March 31, 2013 and December 31, 2012, respectively. A provision for loan losses of $391,000 was recorded for the current quarter compared to $704,000 for the quarter ended March 31, 2012.

The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Selected Financial Data

	For the Three Months Ended March 31,
(Dollars in thousands, except share data)	2013	2012
Share Data:
Basic and diluted net income per share common	$0.17	$0.13
Dividends declared per share	0.10	0.08

Operating Data:
Total operating revenue	$21,391	$18,796
Total operating expense	14,670	12,343

Key Ratios:
Return on average assets	0.89%	0.86%
Return on average equity	5.68%	4.62%
Tax-equivalent net interest margin	3.48%	3.83%

Non-performing Assets:
Residential real estate	$7,783	$6,730
Commercial real estate	1,358	1,274
Construction	1,760	1,006
Commercial business	1,568	1,445
Installment and collateral	45	34

Total non-accrual loans, excluding troubled debt restructures	12,514	10,489
Troubled debt restructures - non-accruing	3,312	3,166

Total non-performing loans	15,826	13,655
Other real estate owned	2,587	2,746

Total non-performing assets	$18,413	$16,401

Non-performing loans to total loans	1.01%	0.90%
Non-performing assets to total assets	0.89%	0.88%
Allowance for loan losses to non-performing loans	117.13%	121.03%
Allowance for loan losses to total loans	1.18%	1.09%

Non GAAP Ratios:
Non-interest expense to average assets	2.87%	2.77%
Efficiency ratio	68.58%	65.67%
Cost of interest-bearing deposits	0.61%	0.79%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2013 and 2012. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/ Cost	Average Balance	Interest and Dividends	Annualized Yield/ Cost
Interest-earning assets:
Loans receivable, net	$1,577,725	$17,155	4.35%	$1,475,537	$17,564	4.76%
Investment securities	290,844	2,095	2.88	176,039	1,358	3.09
Federal Home Loan Bank stock	15,740	15	0.38	16,719	22	0.53
Other earning assets	34,666	21	0.24	19,469	11	0.23

Total interest-earning assets	1,918,975	19,286	4.02	1,687,764	18,955	4.49

Non-interest-earning assets	122,829			95,914

Total assets	$2,041,804			$1,783,678

Interest-bearing liabilities:
NOW and money market accounts	$546,934	374	0.27	$428,214	277	0.26
Saving deposits(1)	220,479	34	0.06	195,174	70	0.14
Time deposits	536,238	1,576	1.18	513,758	1,904	1.48

Total interest-bearing deposits	1,303,651	1,984	0.61	1,137,146	2,251	0.79
Advances from the Federal Home Loan Bank	158,428	583	1.47	87,276	548	2.51
Other borrowings	8,945	11	0.49	—	—	0.00

Total interest-bearing liabilities	1,471,024	2,578	0.70%	1,224,422	2,799	0.91%

Non-interest bearing liabilities	250,261			225,207

Total liabilities	1,721,285			1,449,629
Stockholders’ equity	320,519			334,049

Total liabilities and stockholders’ equity	$2,041,804			$1,783,678

Net interest-earning assets(3)	$447,951			$463,342

Tax-equivalent net interest income		16,708			16,156
Tax-equivalent net interest rate spread(2)			3.32%			3.58%
Tax-equivalent net interest margin(4)			3.48%			3.83%
Average interest-earning assets to average interest-bearing liabilities			130.45%			137.84%
Less tax-equivalent adjustment		201			30

		$16,507			$16,126

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Rate\Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

Rate\Volume Analysis	Three Months Ended March 31, 2013 Compared to March 31, 2012
	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$1,170	$(1,579)	$(409)
Securities	832	(95)	737
Other earning assets(1)	11	(8)	3

Total earning assets	2,013	(1,682)	331

Interest expense:
NOW and money market accounts	82	15	97
Savings accounts	8	(44)	(36)
Time deposits	80	(408)	(328)

Total interest-bearing deposits	170	(437)	(267)
FHLBB advances	71	(36)	35
Other borrowings	11	—	11

Total interest-bearing liabilities	252	(473)	(221)

Change in tax-equivalent net interest income	$1,761	$(1,209)	$552

(1)	Includes FHLBB stock

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in the tables, tax-equivalent net interest income increased $552,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These increases were primarily due to: a) the addition of adjustable rate securities to the portfolio with lower initial yields; b) the increased average balance of loans, the impact of which was partially offset by a lower yield of 41 basis points; c) an increase of $171,000 in tax-free income primarily from the addition of investments in municipal bonds; d) the lower cost of borrowings driven by a 109 basis point reduction in borrowing costs which was partially offset by an $80.1 million increase in borrowed funds; and e) the shift in the mix of funding sources from higher cost time deposits to core interest and non-interest bearing deposits which was a factor in reducing the cost of funds.

For the three months ended March 31, 2013, the yield on average interest-earning assets declined by 47 basis points, while the cost of average interest-bearing liabilities declined 21 basis points, compared to the same period in 2012. As a result of the greater decline in the yield of interest-earning assets than the decline in the cost on interest-earning liabilities, the tax-equivalent net interest margin decreased by 35 basis points to 3.48% for the three months ended March 31, 2013, from 3.83% for the three months ended March 31, 2012.

The cost of funds for the three months ended March 31, 2013 decreased $221,000, or 7.9% to $2.6 million, compared to $2.8 million for the same period a year ago. The decrease in the cost of funds was due to a reduction of $473,000 attributable to the decrease in rates which was partially offset by a $252,000 increase in the cost of funds due to an increase in volume of interest-bearing liabilities.

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

Provision for Loan Losses: The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty.

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

Management recorded a provision of $391,000 for the three months ended March 31, 2013. The primary factors that influenced management’s decision to record this provision were due to the ongoing assessment of estimated exposure on impaired loans, the net reduction in overall loans outstanding of $32.1 million and loan volume realized during the period. Impaired loans totaled $15.8 million at March 31, 2012 compared to $16.7 million at December 31, 2012, a decrease of $900,000 or 5.4%.

The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At March 31, 2013, the allowance for loan losses totaled $18.5 million, which represented 1.18% of total loans and 117.13% of non-performing loans compared to an allowance for loan losses of $18.5 million, which represented 1.15% of total loans and 115.08% of non-performing loans as of December 31, 2012.

Non-interest Income:

Total non-interest income was $4.9 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, non-interest income represented 22.8% of total revenues. The following is a summary of non-interest income by major category for the three months ended March 31, 2013 and 2012:

Non-interest Income	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges and fees	$1,833	$1,686	$147	8.7%
Net gain from sales of securities	227	3	224	7,466.7
Net gain from sales of loans	2,060	525	1,535	292.4
Bank-owned life insurance	510	306	204	66.7
Other income	254	150	104	69.3

Total non-interest income	$4,884	$2,670	$2,214	82.9%

Service Charges and Fees: Service charges and fees were $1.8 million for the three months ended March 31, 2013, an increase of $147,000 from the comparable 2012 period. Notable activity during the first quarter of 2013 included increases in overdraft fees, due to a fee increase in October 2012 and the effect of the adoption of the fair market value method for valuing mortgage servicing rights versus the amortization method used in prior periods. These increases were partially offset by lower ATM fees resulting from the elimination of five ATMs since April 2012 and reductions in loan origination fee income, previously provided by Rockville Bank Mortgage, Inc.

Net Gain From Sales of Securities: For the three months ended March 31, 2013, the Company recorded $227,000 in net gains on security sales compared to $3,000 in the prior year period. Periodically, the Company evaluates the portfolio for prepayment risk and will act to reduce this exposure. Sales in the March 31, 2013 quarter reflect execution of this strategy. Sales of fast paying, lower market yielding securities in the first quarter of 2013 accounted for the majority of the gains on security sales.

Net Gain From Sales of Loans: Net gain from sales of loans was $2.1 million for the three months ended March 31, 2013, an increase of $1.5 million from the comparable period of 2012, due to an increase in the volume of mortgage loans sold combined with favorable pricing in the secondary markets. Over the course of the year, the Company has deployed more resources to its mortgage banking business with the hiring of additional mortgage loan officers and additional mortgage underwriters and processors, which is the prime driver for the increase in volume.

BOLI Income: The $204,000 increase in BOLI is primarily due to the additional purchase of $25.0 million in BOLI policies near the end of first quarter of 2012, partially offset by a decline in the average yield earned as a result of current market interest rates.

Other Income: The increase in other income of $104,000 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to gains recorded on forward loan sale commitments and rate lock commitments on loans held for sale, partially offset by the recovery of a business interruption insurance claim in the first quarter of 2012.

Non-interest Expense: The following table summarizes non-interest expense for the three months ended March 31, 2013 and 2012:

Non-interest Expense	Three Months Ended March 31,
(Dollars In thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits	$8,674	$7,123	$1,551	21.8%
Service bureau fees	815	1,057	(242)	(22.9)
Occupancy and equipment	1,436	1,065	371	34.8
Professional fees	723	718	5	0.7
Marketing and promotions	70	114	(44)	(38.6)
FDIC insurance assessments	294	305	(11)	(3.6)
Other real estate owned	246	281	(35)	(12.5)
Other	2,412	1,680	732	43.6

Total non-interest expense	$14,670	$12,343	$2,327	18.9%

Non-interest expense totaled $14.7 million for the first quarter of 2013, an increase of $2.3 million, or 18.9%, from the first quarter of 2012. The increase in non-interest expense primarily reflects increases in salaries and benefits, other expenses and occupancy and equipment expense, partially offset by service bureau fees.

Salaries and Employee Benefits: Salaries and employee benefits was $8.7 million for the three months ended March 31, 2013, an increase of $1.6 million from the comparable 2012 period. The increase is due to the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries for new hires and increased employee restricted stock and option expense. These increases were partially offset by decreased pension costs as the Company froze its noncontributory defined benefit and pension plan as of December 31, 2012 whereby participants in the plan stop earning additional benefits under the plan and an increase in deferred compensation expense related to an increase in volume of loan originations.

Service Bureau Fees: The $242,000 decrease is primarily attributable to the renegotiation of our service contract with our data processing vendor in June 2012; annualized savings are expected to be $750,000.

Occupancy and Equipment: The $371,000 increase from the comparable 2012 period is due primarily to increased rent and leasehold improvement depreciation expense and additional maintenance contracts related to newly leased properties in Glastonbury and West Hartford Connecticut.

Other Expenses: Other expense was $2.4 million for the three months ended March 31, 2013, an increase of $732,000 from the three months ended March 31, 2012. This increase was primarily due to director restricted stock and option expense related to the June 2012 grant, charge-backs incurred on debit card transactions, telephone, printing and forms, and provision for credit losses on off-balance sheet items.

Income Tax Provision: The provision for income taxes was $1.8 million for the three months ended March 31, 2013, compared to $1.9 million for the same period in 2012. The Company’s effective tax rate for the three months ended March 31, 2013 was 28.1%, as compared to 32.9% for the same period in 2012. The decrease in the effective tax rate was due largely to the benefits of tax-exempt income from the purchase of various tax-free municipal bonds and additional purchases of bank-owned life insurance.

Financial Condition, Liquidity and Capital Resources

Summary:

The Company had total assets of $2.06 billion at March 31, 2013 and $2.00 billion at December 31, 2012, an increase of $63.9 million, or 3.20%, primarily due to the increase in short-term investments and available for sale securities, principally asset-backed securities which were partially offset by a decline in net loans. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston to fund the growth in security purchases.

Total loans, net of $1.56 billion, with allowance for loan and lease losses of $18.5 million at March 31, 2013, decreased $31.7 million when compared to total loans, net of $1.59 billion, with allowance for loan of $18.5 million at December 31, 2012. Total deposits of $1.55 billion at March 31, 2013 increased $42.2 million when compared to total deposits of $1.50 billion at December 31, 2012. Non-interest-bearing deposits decreased $12.5 million, or 5.3%, resulting from a decline in commercial demand deposit balances totaling $11.1 million and seasonal withdrawals from transaction accounts. Interest-bearing deposits increased $54.7 million, or 4.3%, during the period due to the Company’s opening of the new West Hartford CT banking center. The Bank’s net loan-to-deposit ratio was 100.5% at March 31, 2013, compared to 105.5% at December 31, 2012.

At March 31, 2013, total equity of $321.0 million increased $381,000 when compared to total equity of $320.6 million at December 31, 2012. At March 31, 2013, the tangible common equity ratio was 15.5% compared to 16.0% at December 31, 2012. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company maintains a securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and as a means to manage interest-rate sensitivity. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Investment Securities	March 31, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,810	$12,050	$12,413	$12,717
Government-sponsored residential mortgage-backed securities	85,883	88,607	87,769	91,144
Government-sponsored residential collateralized debt obligations	32,950	33,060	20,798	20,947
Government-sponsored commercial mortgage-backed securities	14,039	13,985	9,179	9,302
Government-sponsored commercial collateralized debt obligations	5,047	5,040	5,048	5,135
Asset-backed securities	63,490	63,294	11,193	11,200
Corporate debt securities	26,581	25,867	19,760	18,818
Obligations of states and political subdivisions	67,380	67,615	67,458	68,804

Total debt securities	307,180	309,518	233,618	238,067

Marketable equity securities, by sector:
Banks	68	60	68	78
Industrial	109	168	109	159
Mutual funds	2,768	2,882	2,756	2,887
Oil and gas	131	208	135	198

Total marketable equity securities	3,076	3,318	3,068	3,322

Total available for sale securities	$310,256	$312,836	$236,686	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,267	$5,786	$6,084	$6,681

The available for sale securities portfolio increased by $71.4 million to $312.8 million, while the held to maturity portfolio decreased by $817,000 to $5.3 million at March 31, 2013. On a tax-equivalent basis, the yield in the securities portfolio for the three months ended March 31, 2013 and December 31, 2012 was 2.88% and 3.38%, respectively.

The Company’s underlying investment strategy has been to incrementally shorten the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. The Company’s strategy included the addition of shorter duration floating rate asset-backed securities and floating rate corporate bonds, of which purchases totaled $54.5 million for the three months ended March 31, 2013. The Company’s investment focus for asset-backed securities is to make purchases of collateralized loan obligations (“CLO”) in senior tranches of structures that exhibit high levels of over collateralization and interest coverage ratios. Investments made in CLOs are limited to industry leading, experienced collateral managers and a portion of positions allow for the collateral manager to reinvest proceeds from principal paydowns. The Company limits purchases in non-government sponsored asset-backed securities and corporate bonds to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends. The effective duration and weighted average life of the CLO portfolio is 0.20 years and 3.6 years, respectively.

During the three months ended March 31, 2013, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $103.9 million in securities that are in an unrealized loss position at March 31, 2013. Approximately $102.6 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $1.3 million, had been in an unrealized loss position for twelve months or longer. The total unrealized loss was $2.6 million at March 31, 2013. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5- “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 6, “Derivatives and Hedging Activities”, in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Lending Activities:

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of March 31, 2013 and December 31, 2012.

Loan Portfolio Analysis	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$657,535	41.8%	$683,195	42.6%
Commercial	705,112	44.8	697,133	43.4
Construction - residential	4,109	0.3	3,338	0.2
Construction - commercial	41,030	2.6	46,642	2.9

Total real estate loans	1,407,786	89.5	1,430,308	89.1

Commercial business loans	161,981	10.3	171,632	10.7
Installment and collateral loans	2,845	0.2	2,751	0.2

Total loans	1,572,612	100.0%	1,604,691	100.0%

Net deferred loan costs and premiums	1,254		771
Allowance for loan losses	(18,537)		(18,477)

Loans - net	$1,555,329		$1,586,985

As shown above, gross loans were $1.57 billion, down $32.1 million, or 2.0%, at March 31, 2013 from year-end 2012. The Company primarily experienced increases in commercial real estate and residential construction and decreases in residential real estate, commercial construction and commercial business loans.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2013, comprising 41.8% of total loans. The decrease of $25.7 million from December 31, 2012 was primarily due to the sale of $18.0 million of existing residential mortgage loans and the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $75.0 million during the first three months of the year, with approximately $12.3 million originated for portfolio and the remainder sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 10 to 30 years. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and increased emphasis by the Company on the expansion of the residential mortgage business program.

Commercial real estate loans increased $8.0 million from December 31, 2012, as the Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.

Construction real estate loans totaled $45.1 million at March 31, 2013, a decrease of $4.8 million from December 31, 2012. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $4.1 million at March 31, 2013 compared to $3.3 million at December 31, 2012.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $41.0 million at March 31, 2013, $22.5 million of which is residential use and $18.5 million commercial use, compared to total commercial real estate construction loans of $46.6 million at December 31, 2012.

Commercial business loans decreased $9.7 million, or 5.6%, primarily due to the payoff of one participation loan.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At March 31, 2013 the Company has one performing commercial construction loan for $112,000 for which it funded the outstanding interest reserves of approximately $14,000.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At March 31, 2013 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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

The following table details asset quality ratios for the following periods:

Asset Quality Ratios	At March 31, 2013	At December 31, 2012
Non-performing loans as a percentage of total loans	1.01%	1.00%
Non-performing assets as a percentage of total assets	0.89	0.88
Net charge-offs as a percentage of average loans(1)	0.08	0.07
Allowance for loan losses as a percentage of total loans	1.18	1.15
Allowance for loan losses to non-performing loans	117.13	115.08

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2013 and December 31, 2012, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$7,783	42.27%	$7,837	41.46%
Commercial	1,358	7.38	1,502	7.95
Construction	1,760	9.56	1,824	9.65
Commercial business loans	1,568	8.52	1,713	9.06
Installment and collateral loans	45	0.24	45	0.24

Total non-accrual loans, excluding troubled debt restructured loans	12,514	67.97	12,921	68.36
Troubled debt restructurings - non-accruing	3,312	17.99	3,135	16.59

Total non-performing loans	15,826	85.96	16,056	84.95
Other real estate owned	2,587	14.04	2,846	15.05

Total non-performing assets	$18,413	100.00%	$18,902	100.00%

Total non-performing loans to total loans	1.01%		1.00%
Total non-performing assets to total assets	0.89%		0.95%

As displayed in the table above, non-performing assets at March 31, 2013 decreased to $18.4 million compared to $18.9 million at December 31, 2012. The decrease is primarily due to loans secured by real estate, commercial business loans and other real estate owned offset by increases in non-accruing trouble debt restructured loans.

The decrease in non-performing residential loans of $54,000 was due to an increase of $238,000 in net charge offs and the transfer of one loan to other real estate owned which was partially offset by an increase in non-performing residential loans. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 89 loans in the residential non-performing category, including TDR’s, totaling $10.2 million, representing 1.5% of the total residential portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The $144,000 decrease in non-accruing commercial real estate loans is primarily due to the transfer of one loan to other real estate owned through foreclosure and principal payment reductions on non-accrual commercial real estate loans. The $64,000 decrease in non-accruing construction loans is due to principal payment reductions on non-accrual construction loans. The $145,000 decrease in non-accruing commercial business loans is due to the payoff of three loans and the transfer of one loan back to accrual status which was partially offset by the addition of two new non-accrual loans during the first quarter of 2013.

The $259,000 decrease in other real estate owned is due to the addition of three properties which was offset by the sale of three properties resulting in a net reduction in the fair value of the remaining properties.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. The increase in accruing TDRs is attributable to the addition of a new commercial real estate accruing TDR in the quarter ended March 31, 2013 totaling $2.6 million.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances	At March 31, 2013	At December 31, 2012
(In thousands)
Recorded investment in TDRs:
Accrual status	$3,504	$625
Non-accrual status	3,312	3,135

Total recorded investment	$6,816	$3,760

Accruing TDRs performing under modified terms more than one year	$3,504	$625
TDR allocated reserves included in the balance of allowance for loan losses	$—	$—
Additional funds committed to borrowers in TDR status	$—	$—

Troubled Debt Restructuring Activity	Three Months Ended March 31,
(In thousands)	2013	2012
TDRs, beginning of period	$3,760	$3,367
New TDR status	3,108	—
Paydowns/draws on existing TDRs, net	(50)	(27)
Charge-offs post modification	(2)	(65)

TDRs, end of period	$6,816	$3,275

Delinquent Loans

The following table presents past due loans by loan category as of the dates indicated:

	Delinquent Loans
	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
Residential	$6,549	55.3%	$13,699	51.2%
Commercial	2,294	19.4	9,931	37.2
Construction	1,994	16.8	2,664	10.0
Commercial business loans	953	8.1	366	1.3
Installment and collateral loans	51	0.4	67	0.3

Total	$11,841	100.0%	$26,727	100.0%

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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2013, actual results may prove different and the differences could be significant.

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

The Company has a loan loss allowance of $18.5 million, or 1.18%, of total loans as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2013 increased $153,000 compared to December 31, 2012. The following table provides detail of activity in the Company’s allowance for loan losses for the three months ended March 31, 2013 and 2012:

Allowance for Loan Losses
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended
March 31, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision for loan losses	161	43	206	(226)	54	153	391
Loans charged off	(250)	(71)	(1)	(20)	(12)	—	(354)
Recoveries of loans previously charged off	12	—	—	9	2	—	23

Balance, end of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537

Three Months Ended
March 31, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision for loan losses	508	167	(57)	419	13	(346)	704
Loans charged off	(236)	—	—	(2)	(20)	—	(258)
Recoveries of loans previously charged off	5	—	—	46	5	—	56

Balance, end of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2013, the reserve for unfunded credit commitments was $524,000 compared to a reserve for unfunded credit commitments of $431,000 at December 31, 2012.

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

The following table presents deposits by category as of the dates indicated:

Deposits	March 31, 2013	December 31, 2012
(In thousands)
Demand deposits	$226,377	$238,924
NOW accounts	167,557	149,611
Regular savings and club accounts	224,596	214,480
Money market and investment savings	392,994	366,690

Total core deposits	1,011,524	969,705
Time deposits	535,357	534,975

Total deposits	$1,546,881	$1,504,680

Total deposits amounted to $1.55 billion at March 31, 2013, up $42.2 million from the balance at December 31, 2012. Core deposits increased $41.8 million, or 4.3%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $74.3 million and $65.2 million at March 31, 2013 and December 31, 2012, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.47 billion at March 31, 2013. Rockville Bank is a member of the Certificate Deposit Account Registry Service network.

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

Rockville Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings which are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.

Total Federal Home Loan Bank advances increased $20.0 million to $163.1 million at March 31, 2013 compared to $143.1 million at December 31, 2012. This increase is a result of greater utilization of FHLBB advances at lower interest rates and combined with the growth in our core deposits assisted the Company to help fund the growth in our securities portfolios and meet other liquidity needs, while effectively managing interest rate risk. At March 31, 2013, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.25% to 4.39%. FHLBB borrowings represented 7.9% and 7.2% of assets at March 31, 2013 and December 31, 2012, respectively, and 6.8% at March 31, 2012.

In addition, during the first quarter of 2013 the Company entered into a reverse repurchase agreement with a maturity date of July 2013 resulting in $9.7 million of other borrowings at March 31, 2013 at a cost of the three month LIBOR plus 20 basis points, or 0.51%.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2013, $57.5 million of the Company’s assets were invested in cash and cash equivalents compared to $35.3 million at December 31, 2012. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2013, the Company had $163.1 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $168.7 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. Internal policies limit borrowings to 30% of total assets, or $618.8 million, at March 31, 2013. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $92.5 million at March 31, 2013. No federal funds purchased were outstanding at March 31, 2013.

At March 31, 2013, the Company had outstanding commitments to originate loans of $34.6 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $293.8 million. At March 31, 2013, time deposits scheduled to mature in less than one year totaled $295.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville’s main source of liquidity at the parent company level is dividends from Rockville Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of Rockville Bank’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2012 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2013, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. It is a dynamic method in that it incorporates our forecasted balance sheet growth assumptions under the different interest rate scenarios tested. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit migration assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	(5.04)%
50 basis point decrease in rates	(2.26)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2013, income at risk (i.e., the change in net interest income) decreased 5.04% and decreased 2.26% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. At March 31, 2013, return on assets is modeled to decrease by 12 basis points and decrease by 3 basis points based on a 300 basis point increase or a 50 basis point decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings deemed to be material as of March  31, 2013 which have arisen in the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to net purchases made by Rockville Financial, Inc. of its common stock during the period ended March 31, 2013.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as Part of Publicly Announced Program	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2013	95,029	$12.77	1,901,505	1,049,745
February 1 - 28, 2013	45,753	12.78	1,947,258	1,003,992
March 1 - 31, 2013	40,561	13.03	1,987,819	963,431

Total	181,343	$12.83	1,987,819	963,431

(1)	Includes dealer commission expense to purchase the securities

On March 2, 2012, the Company authorized the purchase of up to 2,951,250 shares, from time to time, subject to market conditions. The repurchase plan will continue until it is completed or terminated by the Board of Directors. The Company has no intentions to terminate this plan or to cease any potential future purchases. As of March  31, 2013, there were 963,431 maximum shares that may yet be purchased under this publically announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2.1	The Bylaws, as amended and restated, and amended Article III (incorporated herein by reference to Exhibit 3.2.1 to the Current Report on the Company’s Form 8-K filed on March 21, 2013)

10.1	Advisory Agreement entered into by and between Rockville Bank and William J. McGurk (incorporated herein by reference to Exhibit 10.1 to the Current Report on the Company’s Form 8-K filed on January 26, 2011)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006
(File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No.
0001193125-12-149948))

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund
EVP, Chief Financial Officer and Treasurer

Date: May 9, 2013