Form 10-Q
period 2013-06-30
Rockville Financial, Inc. /CT/
filed 2013-08-08
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013.

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

As of July 31, 2013, there were 26,344,587 shares of Registrant’s no par value common stock outstanding.

Part 1—FINANCIAL INFORMATION

Item 1—Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$29,937	$19,966
Short-term investments	53,486	15,349

Total cash and cash equivalents	83,423	35,315
Available for sale securities—At fair value (note 5)	350,571	241,389
Held to maturity securities—At amortized cost (note 5)	4,555	6,084
Loans held for sale	3,691	5,292
Loans receivable (Net of allowance for loan losses of $18,345 at June 30, 2013 and $18,477 at December 31, 2012) (note 7)	1,599,537	1,586,985
Federal Home Loan Bank of Boston stock	15,053	15,867
Accrued interest receivable	6,032	4,862
Deferred tax asset, net	13,618	10,720
Premises and equipment, net	22,278	20,078
Goodwill	1,070	1,070
Cash surrender value of bank-owned life insurance	63,404	58,370
Other real estate owned	2,611	2,846
Prepaid FDIC assessments	—	2,089
Federal income tax receivable	2,150	—
Other assets	15,145	7,832

	$2,183,138	$1,998,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$248,144	$238,924
Interest-bearing	1,338,997	1,265,756

Total deposits	1,587,141	1,504,680
Mortgagors’ and investors’ escrow accounts	7,030	6,776
Federal Home Loan Bank advances and other borrowings (note 8)	272,070	143,106
Accrued expenses and other liabilities	19,905	23,626

Total liabilities	1,886,146	1,678,188

Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 29,480,659 and 29,487,363 shares issued and 26,325,811 and 28,156,897 outstanding at June 30, 2013 and December 31, 2012, respectively)	243,776	243,776
Additional paid-in capital	14,613	13,418
Unearned compensation—ESOP	(7,731)	(8,306)
Retained earnings	94,580	91,811
Accumulated other comprehensive loss, net of tax (note 12)	(8,316)	(4,047)
Treasury stock, at cost (3,154,848 and 1,330,466 shares at June 30, 2013 and December 31, 2012, respectively)	(39,930)	(16,041)

Total stockholders’ equity	296,992	320,611

	$2,183,138	$1,998,799

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share data) (Unaudited)	2013	2012	2013	2012
Interest and dividend income:
Loans	$16,801	$17,930	$33,956	$35,494
Securities—taxable interest	1,640	1,145	2,864	2,333
Securities—non-taxable interest	650	558	1,300	676
Securities—dividends	72	41	107	85
Interest-bearing deposits	21	26	42	37

Total interest and dividend income	19,184	19,700	38,269	38,625

Interest expense:
Deposits	1,878	2,246	3,862	4,497
Borrowed funds	605	563	1,199	1,111

Total interest expense	2,483	2,809	5,061	5,608

Net interest income	16,701	16,891	33,208	33,017
Provision for loan losses	403	1,181	794	1,885

Net interest income after provision for loan losses	16,298	15,710	32,414	31,132

Non-interest income:
Service charges and fees	3,017	1,534	4,850	3,220
Net gain from sales of securities	329	118	556	121
Net gain from sales of loans	1,001	44	3,061	569
Bank-owned life insurance	524	524	1,034	830
Other (loss) income	(763)	39	(509)	189

Total non-interest income	4,108	2,259	8,992	4,929

Non-interest expense:
Salaries and employee benefits (notes 9 and 10)	9,112	8,468	17,786	15,591
Service bureau fees	921	1,231	1,736	2,288
Occupancy and equipment	2,210	1,036	3,646	2,101
Professional fees	617	828	1,340	1,546
Marketing and promotions	98	103	168	217
FDIC insurance assessments	330	201	624	506
Other real estate owned	214	53	460	334
Other	2,356	1,895	4,768	3,575

Total non-interest expense	15,858	13,815	30,528	26,158

Income before income taxes	4,548	4,154	10,878	9,903
Provision for income taxes (note 11)	1,249	1,205	3,028	3,099

Net income	$3,299	$2,949	$7,850	$6,804

Net income per share (note 14):
Basic	$0.13	$0.11	$0.29	$0.24
Diluted	$0.12	$0.11	$0.29	$0.24
Weighted-average shares outstanding:
Basic	26,326,788	27,606,313	26,774,721	28,032,306
Diluted	26,677,589	27,773,365	27,115,459	28,200,158

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands) (Unaudited)	2013	2012	2013	2012
Net income	$3,299	$2,949	$7,850	$6,804

Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(10,504)	998	(12,400)	494
Reclassification adjustment for gains realized in net income(1)	(329)	(118)	(556)	(121)

Net unrealized (losses) gains	(10,833)	880	(12,956)	373
Tax effect—benefit (expense)	3,792	(307)	4,535	(129)

Net-of-tax amount—(losses) gains on securities	(7,041)	573	(8,421)	244

Unrealized gains (losses) on interest rate swaps designated as cash flow hedges accruing during period	5,004	(33)	5,842	(33)
Tax effect—expense	(1,753)	—	(2,046)	—

Net-of-tax amount—interest rate swaps	3,251	(33)	3,796	(33)

Defined benefit pension plans:
Reclassification adjustment for prior service costs (benefit) recognized in net periodic benefit cost(2)	196	—	392	—
Prior service cost arising during the period	—	(12)	—	(24)
Gains arising during the period	—	309	—	618

Change in gains or losses and prior service costs or credits	196	297	392	594
Tax effect—expense	(68)	(104)	(137)	(208)

Net-of-tax amount—pension plans	128	193	255	386

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	6	7	13	14
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	2	1	4	1
Prior service cost arising during the period	106	—	106	—
Gains arising during the period	16	20	32	39

Change in gains or losses and prior service costs or credits	130	28	155	54
Tax effect—expense	(46)	(10)	(54)	(19)

Net-of-tax amount—post-retirement plans	84	18	101	35

Net-of-tax amount—pension and post-retirement plans	212	211	356	421

Total other comprehensive (loss) income	(3,578)	751	(4,269)	632

Comprehensive (loss) income	$(279)	$3,700	$3,581	$7,436

(1)	Amounts are included in net gains on sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended June 30, 2013 and 2012 was $115 and $41, and $195 and $42 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2013 was $68, and $137 for the six months ended June 30, 2013.
(3)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $2 and $5, respectively and $4 and $4 for the three and six months ended June 30, 2012, respectively.
(4)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $1 and $1, respectively. Income tax associated with the three and six months ended June 30, 2012 was $1 for each period.

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

			Additional	Unearned		Accumulated Other			Total
(In thousands, except share data) (Unaudited)	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	7,850	(4,269)	—	—	3,581
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	1,652	—	—	—	—	—	1,652
ESOP shares released or committed to be released	—	—	263	575	—	—	—	—	838
Cancellation of shares for tax withholding	(2,038)	—	(26)	—	—	—	—	—	(26)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	633	(9)
Reissuance of treasury shares in connection with stock options exercised	—	—	(61)	—	—	—	(24,266)	285	224
Treasury stock purchased	—	—	—	—	—	—	1,902,482	(24,807)	(24,807)
Forfeited unvested restricted stock	(4,666)	—	—	—	—	—	—	—	—
Dividends paid ($0.20 per common share)	—	—	—	—	(5,574)	—	—	—	(5,574)

Balance at June 30, 2013	29,480,659	$243,776	$14,613	$(7,731)	$94,580	$(8,316)	3,154,848	$(39,930)	$296,992

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471
Comprehensive income	—	—	—	—	6,804	632	—	—	7,436
Share-based compensation expense	—	—	1,327	—	—	—	—	—	1,327
ESOP shares released or committed to be released	—	—	156	573	—	—	—	—	729
Cancellation of shares for tax withholding	(5,164)	—	(32)	—	—	—	—	—	(32)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,735)	—	—	—	(403,496)	4,735	—
Reissuance of treasury shares in connection with stock options exercised	—	—	(80)	—	—	—	(18,356)	214	134
Treasury stock purchased	—	—	—	—	—	—	1,328,379	(15,423)	(15,423)
Dividends paid ($0.17 per common share)	—	—	—	—	(4,937)	—	—	—	(4,937)

Balance at June 30, 2012	29,509,304	$243,776	$11,825	$(8,880)	$92,574	$(6,116)	906,527	$(10,474)	$322,705

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(In thousands) (Unaudited)	2013	2012
Cash flows from operating activities:
Net income	$7,850	$6,804
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	290	190
Share-based compensation expense	1,652	1,327
ESOP expense	838	729
Provision for loan losses	794	1,885
Net gain from sales of securities	(556)	(121)
Loans originated for sale	(99,233)	(19,059)
Proceeds from sales of loans held for sale	113,968	18,461
Net gain from sales of loans	(3,061)	(569)
Loss on sales of other real estate owned	69	55
Loss on disposal of equipment	—	2
Write-downs of other real estate owned	146	183
Depreciation and amortization	1,370	643
Deferred income tax benefit	(601)	(217)
Increase in cash surrender value of bank-owned life insurance	(1,034)	(830)
Net change in:
Deferred loan fees and premiums	(939)	207
Accrued interest receivable	(1,170)	(981)
Prepaid FDIC assessment	2,089	465
Federal income tax receivable	(2,150)	(537)
Other assets	(6,428)	(2,001)
Accrued expenses and other liabilities	536	308

Net cash provided by operating activities	14,430	6,944

Cash flows from investing activities:
Proceeds from sales of available for sale securities	33,557	11,720
Proceeds from calls and maturities of available for sale securities	—	7,400
Principal payments on available for sale mortgage-backed securities	15,199	15,559
Principal payments on held to maturity securities	1,550	1,838
Purchases of available for sale securities	(170,620)	(104,876)
Redemption of FHLBB stock	814	1,140
Proceeds from sale of other real estate owned	2,301	1,358
Proceeds from portfolio loan sales	18,000	—
Purchases of loans	(6,127)	—
Net loan originations	(34,919)	(90,047)
Purchase of bank-owned life insurance	(4,000)	(25,000)
Purchases of premises and equipment	(3,570)	(2,477)
Proceeds from sale of other assets	—	3

Net cash used in investing activities	(147,815)	(183,382)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	9,220	14,508
Net increase in interest-bearing deposits	73,241	114,400
Net decrease in mortgagors’ and investors’ escrow accounts	254	704
Net increase in short-term FHLBB advances	182,000	60,000
Repayments of long-term FHLBB advances	(72,035)	(11)
Net increase in repurchase agreements	18,999	—
Proceeds from exercise of stock options and stock purchase plan	224	134
Common stock repurchased	(24,807)	(15,423)
Cancellation of shares for tax withholding	(26)	(32)
Cancellation of treasury shares	(9)	—
Deposits forfeited on other real estate owned property	6	—
Cash dividend paid on common stock	(5,574)	(4,937)

Net cash provided by financing activities	181,493	169,343

Net increase (decrease) in cash and cash equivalents	48,108	(7,095)
Cash and cash equivalents, beginning of period	35,315	40,985

Cash and cash equivalents, end of period	$83,423	$33,890

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Concluded

	For the Six Months Ended June 30,
(In thousands) (Unaudited)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,032	$5,568
Income taxes, net	6,767	4,066
Transfer of loans to other real estate owned	2,287	672
Due on common stock repurchases	410	48

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Operations. Rockville Financial, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Rockville, Connecticut and incorporated under the laws of Connecticut in 2004. At June 30, 2013, the Company’s principal asset was all of the outstanding capital stock of Rockville Bank (the “Bank”), a wholly-owned subsidiary of the Company.

The Company, through Rockville Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 22 banking offices, two loan production offices, 38 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com).

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

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption did not have a material impact on the Company’s consolidated financial statements.

Technical Corrections and Improvements. On October 1, 2012, the FASB released ASU No. 2012-04, Technical Corrections and Improvements, which clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance; amendments subject to transitions guidance will be effective for the fiscal periods beginning after December 15, 2012. Adoption did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2013 and 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$11,644	$—	$11,644	$—
Government-sponsored residential mortgage-backed securities	90,310	—	90,310	—
Government-sponsored residential collateralized debt obligations	36,058	—	36,058	—
Government-sponsored commercial mortgage-backed securities	13,203	—	13,203	—
Government-sponsored commercial collateralized debt obligations	4,793	—	4,793	—
Asset-backed securities	84,873	—	31,456	53,417
Corporate debt securities	39,647	—	38,305	1,342
Obligations of states and political subdivisions	63,791	—	63,791	—
Marketable equity securities	6,252	3,202	2,990	60

Total available for sale securities	$350,571	$3,202	$292,550	$54,819

Mortgage loan derivative assets	$381	$—	$381	$—
Mortgage loan derivative liabilities	12	—	12	—
Mortgage servicing rights	3,336	—	—	3,336
Interest rate swap assets	5,891	—	5,891	—
Interest rate swap liabilities	412	—	412	—
December 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,717	$—	$12,717	$—
Government-sponsored residential mortgage-backed securities	91,144	—	91,144	—
Government-sponsored residential collateralized-debt obligations	20,947	—	20,947	—
Government-sponsored commercial mortgage-backed securities	9,302	—	9,302	—
Government-sponsored commercial collateralized-debt obligations	5,135	—	5,135	—
Asset-backed securities	11,200	—	4,174	7,026
Corporate debt securities	18,818	—	17,610	1,208
Obligations of states and political subdivisions	68,804	—	68,804	—
Marketable equity securities	3,322	3,244	—	78

Total available for sale securities	$241,389	$3,244	$229,833	$8,312

Mortgage loan derivative assets	$464	$—	$464	$—
Mortgage loan derivative liabilities	101	—	101	—
Interest rate swap liabilities	148	—	148	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Available for Sale Securities:
Balance at beginning of period	$45,255	$1,230	$8,312	$1,290
Purchases	10,183	—	46,944	—
Total unrealized (losses) gains included in other comprehensive loss	(619)	370	(437)	310

Balance at end of period	$54,819	$1,600	$54,819	$1,600

Mortgage Servicing Rights:
Balance at beginning of period	$2,066	$—	$—	$—
Transfers to Level 3	—	—	1,554	—
Issuances	297	—	572	—
Settlements	(39)	—	(87)	—
Change in fair value recognized in net income	1,012	—	1,297	—

Balance at end of period	$3,336	$—	$3,336	$—

The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis.

Available for Sale Securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury debt securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include asset-backed securities, a pooled trust preferred security and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.

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

The Company holds one pooled trust preferred security. The security’s fair value is based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool and therefore is classified as Level 3.

Loans Held for Sale: Loans HFS are classified as Level 2 as the fair value is based on input factors such as quoted prices by government sponsored entities for similar loans in active markets.

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, effective January 1, 2013, (See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

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

At June 30, 2013, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows:

(In thousands)	Notional or Principal Amount	Fair Value Asset (Liability)
Rate Lock Commitments	$9,241	$(12)
Forward Sales Commitments	10,179	381

The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 14% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$1,055	$—	$—	$1,055
Other real estate owned	2,611	—	—	2,611

Total	$3,666	$—	$—	$3,666

December 31, 2012
Impaired loans	$1,211	$—	$—	$1,211
Other real estate owned	2,846	—	—	2,846

Total	$4,057	$—	$—	$4,057

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

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Impaired loans	$(173)	$(127)	$(612)	$(337)
Other real estate owned	(89)	—	(69)	(183)

Total	$(262)	$(127)	$(681)	$(520)

There were no liabilities reported at fair value on a non-recurring basis on the balance sheet at June 30, 2013 or December 31, 2012.

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

Loans Receivable – net: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate credit and prepayment risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

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

Derivative Liabilities: Refer to the above discussion on derivatives.

As of June 30, 2013 and December 31, 2012, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial assets:
Cash and cash equivalents	$83,423	$83,423	$—	$—	$83,423
Available for sale securities	350,571	3,202	292,550	54,819	350,571
Held to maturity securities	4,555	—	4,957	—	4,957
Loans held for sale	3,691	—	3,691	—	3,691
Loans receivable-net	1,599,537	—	—	1,608,075	1,608,075
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	6,302	—	—	6,302	6,302
Mortgage loan derivative assets	381	—	381	—	381
Mortgage servicing rights	3,336	—	—	3,336	3,336
Interest rate swaps	5,891	—	5,891	—	5,891
Financial liabilities:
Deposits	1,587,141	—	—	1,504,597	1,504,597
Mortgagors’ and investors’ escrow accounts	7,030	—	—	7,030	7,030
FHLBB advances and other borrowings	272,070	—	—	274,647	274,647
Mortgage loan derivative liabilities	12	—	12	—	12
Interest rate swaps	412		412		412
December 31, 2012
Financial assets:
Cash and cash equivalents	35,315	35,315	—	—	35,315
Available for sale securities	241,389	3,244	229,833	8,312	241,389
Held to maturity securities	6,084	—	6,681	—	6,681
Loans held for sale	5,292	—	5,292	—	5,292
Loans receivable-net	1,586,985	—	—	1,624,001	1,624,001
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	4,862	—	—	4,862	4,862
Mortgage loan derivative assets	464	—	464	—	464
Financial liabilities:
Deposits	1,504,680	—	—	1,513,188	1,513,188
Mortgagors’ and investors’ escrow accounts	6,776	—	—	6,776	6,776
Advances from FHLBB	143,106	—	—	148,201	148,201
Mortgage loan derivative liabilities	101	—	101	—	101
Interest rate swaps	148	—	148	—	148

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 5.	Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,806	$213	$375	$11,644
Government-sponsored residential mortgage-backed securities	90,381	1,753	1,824	90,310
Government-sponsored residential collateralized debt obligations	36,834	30	806	36,058
Government-sponsored commercial mortgage-backed securities	13,974	—	771	13,203
Government-sponsored commercial collateralized debt obligations	5,046	—	253	4,793
Asset-backed securities	86,386	172	1,685	84,873
Corporate debt securities	41,012	746	2,111	39,647
Obligations of states and political subdivisions	67,302	—	3,511	63,791

Total debt securities	352,741	2,914	11,336	344,319

Marketable equity securities, by sector:
Banks	3,068	—	18	3,050
Industrial	109	55	—	164
Mutual funds	2,775	59	4	2,830
Oil and gas	131	77	—	208

Total marketable equity securities	6,083	191	22	6,252

Total available for sale securities	$358,824	$3,105	$11,358	$350,571

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,555	$402	$—	$4,957

December 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$12,413	$304	$—	$12,717
Government-sponsored residential mortgage-backed securities	87,769	3,445	70	91,144
Government-sponsored residential collateralized debt obligations	20,798	150	1	20,947
Government-sponsored commercial mortgage-backed securities	9,179	123	—	9,302
Government-sponsored commercial collateralized debt obligations	5,048	87	—	5,135
Asset-backed securities	11,193	26	19	11,200
Corporate debt securities	19,760	695	1,637	18,818
Obligations of states and political subdivisions	67,458	1,473	127	68,804

Total debt securities	233,618	6,303	1,854	238,067

Marketable equity securities, by sector:
Banks	68	10	—	78
Industrial	109	50	—	159
Mutual funds	2,756	131	—	2,887
Oil and gas	135	63	—	198

Total marketable equity securities	3,068	254	—	3,322

Total available for sale securities	$236,686	$6,557	$1,854	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,084	$597	$—	$6,681

At June 30, 2013, the net unrealized loss on securities available for sale of $8.3 million, net of an income tax benefit of $2.9 million, or $5.4 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$605	$611	$—	$—
After 1 year through 5 years	26,542	27,152	—	—
After 5 years through 10 years	20,542	19,906	—	—
After 10 years	72,431	67,413	—	—

	120,120	115,082	—	—
Mortgage-backed securities	90,381	90,310	4,555	4,957
Government-sponsored residential collateralized debt obligations	36,834	36,058	—	—
Government-sponsored commercial mortgage-backed securities	13,974	13,203	—	—
Government-sponsored commercial collateralized debt obligations	5,046	4,793	—	—
Asset-backed securities	86,386	84,873	—	—

Total debt securities	$352,741	$344,319	$4,555	$4,957

At June 30, 2013, the Company had four encumbered securities, with a fair value of $19.6 million pledged as collateral for reverse repurchase borrowings.

For the three months ended June 30, 2013 and 2012, gross gains of $329,000 and $146,000, respectively, were realized on the sales of available for sale securities. There were no gross realized losses on the sale of available for sale securities for the three months ended June 30, 2013. The gross losses realized on the sale of available for sale securities for the three months ended June 30, 2012 were $28,000. For the six months ended June 30, 2013 and 2012, gross gains of $620,000 and $149,000, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities were $65,000 and $28,000 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company did not own any investment or mortgage-backed securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The Company’s investment committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of June 30, 2013, the estimated fair value of this portfolio was $63.8 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $63.8 million, $19.6 million were representative of general obligation bonds for which $13.9 million are obligations of political subdivisions of the respective state. For all municipal debt purchases, the Management Investment Committee under the direction of the ALCO committee approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At June 30, 2013, one security, with an estimated fair value of $1.0 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, a AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012:

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
Available for sale:
Debt Securities:
U.S. Government and government sponsored enterprise obligations	$4,618	$375	$—	$—	$4,618	$375
Government-sponsored residential mortgage-backed securities	49,874	1,824	—	—	49,874	1,824
Government-sponsored residential collateralized debt obligations	29,884	806	—	—	29,884	806
Government-sponsored commercial mortgage-backed securities	13,203	771	—	—	13,203	771
Government-sponsored commercial collateralized debt obligations	4,793	253	—	—	4,793	253
Asset-backed securities	68,846	1,685	—	—	68,846	1,685
Corporate debt securities	17,679	607	1,342	1,504	19,021	2,111
Obligations of states and political subdivisions	63,791	3,511	—	—	63,791	3,511

Total debt securities	252,688	9,832	1,342	1,504	254,030	11,336
Marketable equity securities	3,223	22	—	—	3,223	22

	$255,911	$9,854	$1,342	$1,504	$257,253	$11,358

December 31, 2012
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$10,360	$70	$—	$—	$10,360	$70
Government-sponsored residential collateralized debt obligations	4,151	1	—	—	4,151	1
Asset-backed securities	4,173	19	—	—	4,173	19
Corporate debt securities	—	—	1,208	1,637	1,208	1,637
Obligations of states and political subdivisions	6,632	127	—	—	6,632	127

Total debt securities	$25,316	$217	$1,208	$1,637	$26,524	$1,854

Of the securities summarized above as of June 30, 2013, 152 issues had unrealized losses equaling 3.7% of the cost basis for less than twelve months and one issue had an unrealized loss of 52.9% of the amortized cost basis for twelve months or more. As of December 31, 2012, nineteen issues had unrealized losses equaling 0.85% of the cost basis for less than twelve months and one issue had losses equaling 57.54% of the cost basis for twelve months or more.

There were no held to maturity securities with unrealized losses at June 30, 2013 or December 31, 2012.

Management believes that no individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2013.

U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to twenty securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

Corporate debt securities. The unrealized losses on corporate debt securities are related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this security to be other-than-temporarily impaired at June 30, 2013.

Asset-Backed Securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities. The majority of these securities have resetting coupons that adjust on quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 6.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2013 and December 31, 2012 is as follows:

	Notional Amount	Weighted- Average Maturity	Weighted-Average Rate				Estimated Fair Value Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2013
Cash flow hedge:
Forward starting interest rate swaps on FHLBB advances	$100,000	7	TBD	(1)	2.40%		$5,694
Fair value hedge:
Interest rate swap	10,000	5	1.00%		0.20	%(2)	(216)
Non-hedging derivatives:
Forward loan sale commitments	10,179	0.1					381
Derivative loan commitments	9,241	0.1					(12)
Interest rate swaps	18,000	7	2.04%		4.15%		1

Total	$147,420						$5,848

December 31, 2012
Cash flow hedge:
Forward starting interest rate swaps on FHLBB advances	$75,000	7	TBD	(1)	2.30%		$(148)

(1)

The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.

(2)	The paying leg is one month LIBOR plus 1.2 basis points.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013, the Company did not record any hedge ineffectiveness.

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

As of June 30, 2013, the Company had three outstanding interest rate derivatives with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2013, the Company recognized net gains of $109 in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $2,618 related to net settlements on the derivatives.

As of June 30, 2013, the Company had outstanding interest rate derivatives with a notional of $10.0 million that was designated as a fair value hedge of interest rate risk.

Non-Designated Hedges

Qualifying derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the second quarter of 2013. The Company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

As of June 30, 2013, the Company had two interest rate derivatives with an aggregate notional amount of $18.0 million related to this program.

Derivative Loan Commitments

Additionally, the Company enters into mortgage loan commitments that are also referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2013.

Fair Values of Derivative Instruments

	Balance Sheet Location	Fair Value
(In thousands)		June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap—cash flow hedge	Other Assets	$5,694	$—
Interest rate swap—cash flow hedge	Other Liabilities	—	(148)
Interest rate swap—fair value hedge	Other Assets	3	—
Interest rate swap—fair value hedge	Other Liabilities	(219)	—

Total derivatives designated as hedging instruments		$5,478	$(148)

Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Assets	$381	$464
Derivative loan commitment	Other Liabilities	(12)	(101)
Interest rate swap—non designated hedge	Other Assets	194	—
Interest rate swap—non designated hedge	Other Liabilities	(193)	—

Total derivatives not designated as hedging instruments		$370	$363

Effect of Derivative Instruments on the Income Statement

The tables below presents information pertaining to the Company’s derivatives on the Consolidated Statements of Net Income designated as hedging instruments for the three and six months ended June 30, 2013 and 2012.

Cash Flow Hedges

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2013	2012	2013	2012
(In thousands)
Interest Rate Swaps	$5,004	$(33)	$5,842	$(33)

Total	$5,004	$(33)	$5,842	$(33)

Fair Value Hedges

		Amount of Loss Recognized in Income on Derivatives
Derivatives in Fair Value	Location on Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
(In thousands)
Interest Rate Swaps	Interest expense	$(219)	$—	$(219)	$—

Total		$(219)	$—	$(219)	$—

		Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Interest Rate Swaps	Interest expense	$219	$—	$219	$—

Total		$219	$—	$219	$—

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments on the Consolidated Statements of Net Income as of June 30, 2013.

	Amount of (Loss) Gain Recognized for the
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Derivative loan commitment	$(689)	$—	$(337)	$—
Forward loan sale commitments	188	(33)	343	(33)
Interest rate swaps	3	—	3	—

	$(498)	$(33)	$9	$(33)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of June 30, 2013, the counterparty related to these agreements posted $6.1 million of collateral to the Company.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $217,000. As of June 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $260,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 7.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	June 30, 2013	December 31, 2012
Real estate loans:
Residential	$636,869	$683,195
Commercial	735,739	697,133
Construction—residential	3,791	3,338
Construction—commercial	40,938	46,642

Total real estate loans	1,417,337	1,430,308
Commercial business loans	196,277	171,632
Installment loans	872	1,184
Collateral loans	1,686	1,567

Total loans	1,616,172	1,604,691
Net deferred loan costs and premiums	1,710	771
Allowance for loan losses	(18,345)	(18,477)

Loans—net	$1,599,537	$1,586,985

Allowance for Loan Losses: Management has established a methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. The allowance for loan losses is established as embedded losses are estimated to have occurred through the provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors. An allowance is maintained for impaired loans to reflect the difference, if any, between the carrying value of the loan and the present value of the projected cash flows, observable fair value or collateral value. Loans are charged-off against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

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

The Company has a loan loss allowance of $18.3 million, or 1.14% of total loans as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted-average risk rating; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment.

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

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Risk Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being a loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at June 30, 2013 and December 31, 2012.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
June 30, 2013
Loans rated 1-5	$623,351	$714,338	$40,621	$183,437	$2,528
Loans rated 6	2,490	7,849	1,489	7,087	—
Loans rated 7	11,028	13,552	2,619	5,753	30
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$636,869	$735,739	$44,729	$196,277	$2,558

December 31, 2012
Loans rated 1-5	$669,905	$673,844	$43,488	$158,576	$2,699
Loans rated 6	2,182	14,121	4,310	5,366	—
Loans rated 7	11,108	9,168	2,182	7,690	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,195	$697,133	$49,980	$171,632	$2,751

Changes in the allowance for loan losses for the periods ended June 30, 2013 and 2012 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended June 30,2013
Balance, beginning of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537
Provision (credit) for loan losses	66	326	(24)	455	(47)	(373)	403
Loans charged off	(218)	(74)	(248)	(66)	(8)	—	(614)
Recoveries of loans previously charged off	9	—	—	—	10	—	19

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Three Months Ended June 30, 2012
Balance, beginning of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527
Provision (credit) for loan losses	765	420	(141)	10	2	125	1,181
Loans charged off	(300)	(108)	—	—	(12)	—	(420)
Recoveries of loans previously charged off	5	—	—	3	7	—	15

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Six Months Ended June 30,2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	227	369	182	229	7	(220)	794
Loans charged off	(468)	(145)	(249)	(86)	(23)	—	(971)
Recoveries of loans previously charged off	21	—	—	9	15	—	45

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Six Months Ended June 30, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision (credit) for loan losses	1,284	587	(198)	429	4	(221)	1,885
Loans charged off	(547)	(108)	—	(2)	(19)	—	(676)
Recoveries of loans previously charged off	10	—	—	49	10	—	69

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2013 and December 31, 2012 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
June 30, 2013
Allowance related to loans deemed impaired	$109	$—	$—	$—	$—	$—	$109
Allowance related to loans not deemed impaired	5,865	8,275	740	3,068	28	260	18,236

Total allowance for loan losses	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Loans deemed impaired	$9,896	$4,541	$2,301	$1,022	$30	$—	$17,790
Loans not deemed impaired	626,973	731,198	42,428	195,255	2,528	—	1,598,382

Total loans	$636,869	$735,739	$44,729	$196,277	$2,558	$—	$1,616,172

December 31, 2012
Allowance related to loans deemed impaired	$97	$—	$1	$220	$—	$—	$318
Allowance related to loans not deemed impaired	6,097	8,051	806	2,696	29	480	18,159

Total allowance for loan losses	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

Loans deemed impaired	$9,867	$1,108	$3,034	$2,627	$45	$—	$16,681
Loans not deemed impaired	673,328	696,025	46,946	169,005	2,706	—	1,588,010

Total loans	$683,195	$697,133	$49,980	$171,632	$2,751	$—	$1,604,691

The following is a summary of past due and non-accrual loans at June 30, 2013 and December 31, 2012:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
June 30, 2013
Real estate loans:
Residential	$1,382	$382	$3,514	$5,278	$—	$9,472
Commercial	813	—	656	1,469	—	1,126
Construction	—	—	727	727	—	1,687
Commercial business loans	572	45	815	1,432	—	1,022
Installment and collateral	4	—	—	4	—	30

Total	$2,771	$427	$5,712	$8,910	$—	$13,337

December 31, 2012
Real estate loans:
Residential	$5,818	$3,087	$4,794	$13,699	$—	$9,867
Commercial	8,235	466	1,230	9,931	—	1,108
Construction	1,046	121	1,497	2,664	—	2,409
Commercial business loans	301	3	62	366	—	2,626
Installment and collateral	16	5	46	67	—	46

Total	$15,416	$3,682	$7,629	$26,727	$—	$16,056

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,732	$8,732		$9,170	$9,170
Commercial	4,541	4,541		1,768	1,768
Construction	2,301	2,301		2,184	2,184
Commercial business loans	1,022	1,022		1,985	1,985
Installment and collateral loans	30	30		45	45

Total	16,626	16,626		15,152	15,152

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,164	1,164	$109	697	697	$97
Construction	—	—	—	496	496	1
Commercial business loans	—	—	—	336	336	220

Total	1,164	1,164	109	1,529	1,529	318

Total	$17,790	$17,790	$109	$16,681	$16,681	$318

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and six months ended June 30, 2013 and 2012.

	For the Three Months			For the Three Months
	Ended June 30, 2013			Ended June 30, 2012
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,523	$87	$87	$8,274	$114	$114
Commercial	2,714	41	41	1,831	17	17
Construction	1,970	15	15	1,121	19	19
Commercial business loans	1,490	12	12	1,304	23	23
Installment and collateral loans	33	1	1	34	1	1

Total	14,730	156	156	12,564	174	174

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,514	23	23	1,703	18	18
Construction	394	—	—	—	—	—
Commercial business loans	166	—	—	187	1	1
Installment and collateral loans	5	—	—	—	—	—

Total	2,079	23	23	1,890	19	19

	$16,809	$179	$179	$14,454	$193	$193

	For the Six Months			For the Six Months
	Ended June 30, 2013			Ended June 30, 2012
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,739	$199	$199	$8,181	$190	$190
Commercial	2,399	45	45	1,489	46	46
Construction	2,041	17	17	1,113	28	28
Commercial business loans	1,655	31	31	1,427	41	41
Installment and collateral loans	37	1	1	32	2	2

Total	14,871	293	293	12,242	307	307

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,242	30	30	1,471	37	37
Construction	428	—	—	—	—	—
Commercial business loans	222	4	4	124	1	1
Installment and collateral loans	3	—	—	—	—	—

Total	1,895	34	34	1,595	38	38

	$16,766	$327	$327	$13,837	$345	$345

Management has established the allowance for loan loss in accordance with GAAP at June 30, 2013 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2013 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2013 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three and six months ended June 30, 2013 and 2012 are set forth in the following table:

	Three Months Ended June 30, 2013			Six Months Ended June, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate	1	$317	$317	2	$492	$492
Commercial real estate	1	539	539	2	3,159	3,159
Installment and collateral	2	30	30	2	30	30

Total troubled debt restructuring	4	$886	$886	6	$3,681	$3,681

There were no trouble debt restructurings that defaulted within twelve months of restructuring during the three months ended June 30, 2013.

Troubled debt restructurings that defaulted within twelve months of restructuring during the three and six months ended June 30, 2013 follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	—	$—	1	$64

Total troubled debt restructuring	—	$—	1	$64

	Three Months Ended June 30, 2012			Six Months Ended June, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate	—	$—	$—	1	$27	$—
Construction	1	629	629	5	1,546	1,530

Total troubled debt restructuring	1	$629	$629	6	$1,573	$1,530

Troubled debt restructurings that defaulted within twelve months of restructuring during the three and six months ended June 30, 2012 follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	—	$—	1	$58

Total troubled debt restructuring	—	$—	1	$58

The majority of restructured loans were on non-accrual status as of June 30, 2013 and December 31, 2012. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $340.0 million and $238.1 million as of June 30, 2013 and December 31, 2012, respectively. The balances of these loans are not included in the accompanying consolidated statements of condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2013 and 2012 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 184 and 459, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights capitalized and amortized for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$2,066	$941	$1,052	$944
Cumulative effect of changes in accounting principles	—	—	502	—
Change in fair value recognized in net income	1,012	—	1,297	—
Issuances	297	4	572	83
Settlements	(39)	—	(87)	—
Amortization	—	(109)	—	(191)

Balance at end of period	3,336	836	3,336	836

Valuation allowances:
Balance at beginning of period	—	(58)	—	(166)
Recoveries	—	—	—	108
Provisions	—	(27)	—	(27)

Balance at end of period	—	(85)	—	(85)

Mortgage servicing rights, net	3,336	751	3,336	751

Fair value of mortgage servicing rights at end of period	$3,336	$1,093	$3,336	$1,093

Note 8.	Federal Home Loan Bank Advances and Stock and Other Borrowings

FHLB Advances and Stock

The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2013 and December 31, 2012 are summarized below:

	June 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
2013	$171,000	0.26%	$61,000	0.33%
2014	8,112	3.70	8,112	3.70
2015	35,000	2.28	35,000	2.28
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	33,000	2.56
Thereafter	2,959	2.54	2,994	2.54

	$253,071	1.01%	$143,106	1.61%

At June 30, 2013, FHLBB advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $337.8 million and $350.6 million at June 30, 2013 and December 31, 2012, respectively.

In addition to the outstanding advances the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012 there were no advances outstanding under the line of credit.

In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2013 the Bank could borrow immediately an additional $109.0 million from the FHLBB inclusive of the line of credit.

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

Other Borrowings

During the first quarter of 2013, the Company entered into a reverse repurchase agreement with a maturity date of July 2013 resulting in $9.7 million of other borrowings at March 31, 2013 at a cost of the three month LIBOR plus 20 basis points, or 0.51%. During the second quarter of 2013, the Company entered into a second reverse repurchase agreement with a maturity date of December 2013 resulting in an additional $9.3 million of other borrowings at June 30, 2013 at a cost of the three month LIBOR plus 17.5 basis points, or 0.45%.

In addition to the FHLBB advances, reverse repurchase borrowing agreements and committed fed funds lines of credit, the Bank has a relationship with a brokered sweep deposit provider by which funds are provided up to a maximum of 5% of the Bank’s assets. As of June 30, 2013, deposits under this agreement totaled $35.0 million at a cost of 0.50%. As of June 30, 2013, the Bank could borrow an additional $74.0 million through this relationship.

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

The following table presents the amount of net periodic pension cost for the three and six months ended June 30, 2013 and 2012.

	Qualified Pension		Supplemental Executive Retirement Plans		Other Post-Retirement Benefits
	For the Quarter		For the Quarter		For the Quarter
	Ended June 30,		Ended June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012	2013	2012
Service cost	$12	$265	$10	$9	$9	$8
Interest cost	262	291	12	11	23	26
Expected return on plan assets	(433)	(423)	—	—	—	—
Amortization:
Loss	196	309	2	1	16	20
Prior service (credit) cost	—	(12)	6	7	—	—
Additional amount recognized due to settlement or curtailment	—	—	199	—	—	—

Net periodic benefit cost	$37	$430	$229	$28	$48	$54

	Qualified Pension		Supplemental Executive Retirement Plans		Other Post-Retirement Benefits
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012	2013	2012
Service cost	$25	$530	$21	$19	$18	$16
Interest cost	524	582	23	22	46	51
Expected return on plan assets	(867)	(845)	—	—	—	—
Amortization:
Loss	392	618	4	1	32	39
Prior service (credit) cost	—	(24)	13	14	—	—
Additional amount recognized due to settlement or curtailment	—	—	199	—	—	—

Net periodic benefit cost	$74	$861	$260	$56	$96	$106

In addition to the above, the Company entered into a non-qualified, Supplemental Executive Retirement Plan with the Company’s president in December 2012. Plan expenses for the three and six months ended June 30, 2013 were $18,000 and $36,000, respectively. The accrued liability was $96,000 as of June 30, 2013.

Note 10.	Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, the Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of December 31, 2012, 14,603 restricted stock shares and 161,841 stock options remained available for future grants. During the six months ended June 30, 2013, there were zero restricted stock shares and 94,419 stock options granted. Additionally, 1,716 restricted stock shares and 9,158 stock options were forfeited and re-entered the pool of available shares for future grants. As of June 30, 2013, 16,319 restricted stock shares and 76,580 stock options remain available for future grants under the Plan.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2012, 258,390 restricted stock shares and 810,537 stock options remained available for future grants. During the six months ended June 30, 2013, there were 53,834 restricted stock shares and 342,817 stock options granted. Of the 53,834 restricted shares granted in 2013, 15,391 shares are performance-related. Additionally, 2,950 restricted stock shares and 7,904 stock options were forfeited and re-entered the pool of available shares for future grants. There was also an adjustment for performance-related restricted stock shares of 14,881 shares, which were removed from the pool of remaining shares in anticipation of a coming performance-related vestings. As of June 30, 2013, 188,008 restricted stock shares and 475,624 stock options remain available for future grants under the 2012 Plan.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $877,000 with a related tax benefit recorded of $307,000 for the three months ended June 30, 2013, of which Director share-based compensation expense recognized (in the consolidated statements of income as other non-interest expense) was $290,000 and officer share-based compensation expense recognized (in the consolidated statements of income as salaries and employee benefit expense) was $587,000. The total charge of $877,000 for the three months ended June 30, 2013 does not include any cost related to vested restricted shares used for income tax withholding on behalf of certain executives in the three months ended June 30, 2013.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.6 million with a related tax benefit recorded of $577,000 for the six months ended June 30, 2013, of which Director share-based compensation expense recognized (in the consolidated statements of income as other non-interest expense) was $605,000 and officer share-based compensation expense recognized (in the consolidated statements of income as salaries and employee benefit expense) was $1.0 million. The total charge of $1.6 million for the six months ended June 30, 2013 includes $26,000 related to 2,038 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first half of 2013.

Stock Options: The following table presents the activity related to stock options under the Plans for the six months ended June 30, 2013:

			Weighted-Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2012	1,996,843	$10.12
Granted	437,236	13.20
Exercised	(24,266)	9.25
Forfeited or expired	(17,062)	10.20

Outstanding at June 30, 2013	2,392,751	$10.69	7.7	$5,787

Stock options vested and exercisable at June 30, 2013	1,366,819	$9.99	6.5	$—

The aggregate fair value of options that vested was $720,000 and $484,000 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the unrecognized cost related to the stock options awarded of $1.6 million will be recognized over a weighted-average period of 2.5 years.

For share-based compensation recognized for the six months ended June 30, 2013, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. There were 437,236 stock options granted in the first six months of 2013. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at June 30, 2013 as follows:

	June 30, 2013	June 30, 2012
Weighted per share average fair value of options granted	$1.80	$1.47
Assumptions:
Risk-free interest rate	1.61%	0.91%
Expected volatility	20.33%	22.27%
Expected dividend yield	3.03%	3.28%
Expected life of options granted	6.0 years	6.0 years

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the six months ended June 30, 2013:

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested as of December 31, 2012	378,604	$10.89
Granted	53,834	13.20
Vested	(176,240)	10.99
Forfeited	(4,666)	10.04

Unvested as of June 30, 2013	251,532	$11.33

The fair value of restricted shares that vested during the six months ended June 30, 2013 and 2012 was $1.9 million and $843,000, respectively. As of June 30, 2013, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 2.0 years.

During the six months ended June 30, 2013, the Company granted 53,834 shares of restricted stock out of Treasury stock. In conjunction with the grant, 5,780 shares of restricted stock vested immediately.

Of the remaining unvested restricted stock, 4,847 shares will vest in 2013, 91,500 in 2014, 134,346 in 2015 and 20,839 in 2016. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $1.9 million at June 30, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of two years.

As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.8 million at June 30, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt.

At June 30, 2013, the two loans had an outstanding balance of $8.7 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. The ESOP compensation expense for the six months ended June 30, 2013 and 2012 was $838,000 and $729,000, respectively.

The ESOP shares as of June 30, 2013 were as follows:
Shares released for allocation	894,564
Unreleased shares	851,004

Total ESOP shares	1,745,568

Market value of unreleased shares at June 30, 2013 (in thousands)	$11,131

Note 11.	Income Taxes

As of June 30, 2013 and December 31, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2008.

As of June 30, 2013 and December 31, 2012, the Company has not recorded any interest and penalties related to uncertain tax positions.

Note 12.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

				Accumulated
	Net Unrealized	Net Unrealized Gain	Net Unrealized (Loss)	Other
	(Loss) Gain on	(Loss) on Available	Gain on Interest	Comprehensive
(In thousands)	Benefit Plans	For Sale Securities	Rate Swaps	Loss
December 31, 2012	$(7,006)	$3,055	$(96)	$(4,047)
Change	356	(8,421)	3,796	(4,269)

June 30, 2013	$(6,650)	$(5,366)	$3,700	$(8,316)

Note	13. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2013, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2013 and December 31, 2012 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Rockville Bank:
June 30, 2013
Total capital to risk weighted assets	$281,210	16.5%	$136,676	8.0%	$170,844	10.0%
Tier 1 capital to risk weighted assets	262,231	15.4	68,334	4.0	102,501	6.0
Tier 1 capital to total average assets	262,231	12.7	82,527	4.0	103,159	5.0
December 31, 2012
Total capital to risk weighted assets	$272,111	17.4%	$124,893	8.0%	$156,116	10.0%
Tier 1 capital to risk weighted assets	253,089	16.2	62,453	4.0	93,679	6.0
Tier 1 capital to total average assets	253,089	12.9	78,721	4.0	98,402	5.0
Rockville Financial, Inc.:
June 30, 2013
Total capital to risk weighted assets	$322,882	18.8%	$137,251	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	303,903	17.7	68,640	4.0	N/A	N/A
Tier 1 capital to total average assets	303,903	14.7	82,526	4.0	N/A	N/A
December 31, 2012
Total capital to risk weighted assets	$342,505	21.9%	$125,345	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	323,483	20.6	62,691	4.0	N/A	N/A
Tier 1 capital to total average assets	323,483	16.5	78,373	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of June 30, 2013, $24.8 million is available for payment of dividends.

Note 14.	Net Income Per Share

The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share data)	2013	2012	2013	2012
Net income available to common stockholders	$3,299	$2,949	$7,850	$6,804

Adjusted weighted-average common shares outstanding	29,483,274	29,509,304	29,484,797	29,511,277
Less: average number of treasury shares	(2,348,813)	(966,388)	(1,886,378)	(526,252)
Less: average number of unvested ESOP award shares	(807,673)	(936,603)	(823,698)	(952,719)

Weighted-average basic shares outstanding	26,326,788	27,606,313	26,774,721	28,032,306
Dilutive effect of stock options	350,801	167,052	340,738	167,852

Weighted-average diluted shares	26,677,589	27,773,365	27,115,459	28,200,158

Net income per share:
Basic	$0.13	$0.11	$0.29	$0.24
Diluted	$0.12	$0.11	$0.29	$0.24

Note 15.	Commitments and Contingencies

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commitment to grant loans	$98,904	$63,086
Undisbursed construction loans	68,123	71,459
Undisbursed home equity lines of credit	144,325	139,238
Undisbursed commercial lines of credit	79,647	76,673
Standby letters of credit	8,768	8,691
Unused checking overdraft lines of credit	42	51

	$399,809	$359,198

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

Legal Matters: The Company is not involved in any legal proceedings deemed to be material as of June 30, 2013 which have arisen in the normal course of business.

Note 16. Subsequent Events

On July 5, 2013, the Company announced plans to close its Enfield Street branch in Enfield, Connecticut effective November 1, 2013. The Company incurred $800,000 of expense in the second quarter of 2013 related to the write off of future lease expense and unamortized leasehold improvements in that branch location.

On July 17, 2013, the Company announced that the Bank has filed an application with the Connecticut Department of Banking and the FDIC to open a loan production office at 393 State Street in North Haven, Connecticut.

On July 23, 2013, the Company announced that the Bank has filed an application with and the Connecticut Department of Banking and the FDIC to open a new retail banking branch at 2290 Whitney Avenue in Hamden, Connecticut. The application has been approved by both regulators. The Bank plans to open the office in the fourth quarter of 2013.

On July 26, 2013, the Company announced the Bank has filed an application with the Connecticut Department of Banking and the FDIC to open a new retail banking branch at 117 Washington Avenue in North Haven, Connecticut.

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

MD&A is provided as a supplement to—and should be read in conjunction with—our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012. The following sections are included in MD&A:

•	Our Business – a general description of our business, our objectives and regulatory considerations

•	Critical Accounting Estimates – a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results – an analysis of our Company’s consolidated results of operations for the periods presented in our Unaudited Consolidated Financial Statements.

•	Comparison of Financial Liquidity and Capital Resources – an overview of financial condition and market interest rate risk.

Our Business

General

By assets, Rockville Financial, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $2.18 billion and stockholders’ equity of $297.0 million at June 30, 2013. The Company delivers financial services to individuals, families and businesses throughout Connecticut and the region through its 22 banking offices, its commercial loan production office, its mortgage loan production office, 38 ATMs and internet website (www. rockvillebank.com). The Company’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

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

In July 2013, the three Federal bank regulatory agencies (the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) approved the final Basel III rules that amended the existing capital adequacy requirements of banks and bank holding companies for smaller banks as defined. The new rules will become effective for smaller banks and bank holding companies on January 15, 2015, a year after their application to larger banks. Final rules for large banks are expected to be finalized by the end of the third quarter 2013. The Company believes it will continue to exceed all expected well-capitalized regulatory requirements upon the implementation of Basel III.

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

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first six months of 2013, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.

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

At June 30, 2013, derivative assets and liabilities were $6.3 million and $424,000, respectively. Further information about our use of derivatives is provided in Note 6, “Derivatives and Hedging Activities” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Pension and Other Post-retirement Benefits: Management uses key assumptions that include discount rates, expected return on plan assets, benefits earned, interest costs, mortality rates, increases in compensation, and other factors. The two most critical assumptions—estimated return on plan assets and the discount rate—are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis.

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

Operating Results

Executive Overview

Earnings for the second quarter of 2013 were $3.3 million, or $0.12 per diluted share, compared to $2.9 million, or $0.11 per diluted share, for the second quarter in 2012. For the six months ended June 30, 2013 and 2012, the Company recorded earnings of $7.9 million, or $0.29 per diluted share, and $6.8 million, or $0.24 per diluted share, respectively. The Company’s results can be attributed to its continued business momentum characterized by solid revenues, balance sheet growth, in tandem with solid asset quality. The quarterly results include the impact of the net interest margin decline which is attributable to decreased yields on loans and securities in the continued low interest rate environment.

The increase in the Company’s revenues over the second quarter in the prior year reflects the expansion of the mortgage banking business. The Company sold residential mortgage loans totaling $66.1 million in the second quarter of 2013 and reported net gains of $1.0 million, compared to $928,000 sold in the second quarter of 2012 with net gains of $44,000. For the six months ended June 30, 2013 and 2012 the Company sold residential mortgage loans totaling $128.8 million in 2013 and reported net gains of $3.1 million, compared to $18.5 million sold in 2012 with net gains of $569,000. Catalysts for this increase include the introduction of mortgage loan officers during 2012 into the mortgage banking business model to foster relationships with local realtors to target purchase mortgage production and decrease reliance on the refinance business and launching an online mortgage loan application solution to enhance the efficiency of the mortgage loan process. Additionally, the Company changed its accounting policy for mortgage servicing rights from the amortization method to the fair value method in the first quarter of 2013. The effect of the accounting policy change resulted in the Company recording approximately a $1.0 million increase in value for the mortgage servicing rights asset in the second quarter. The Company also benefited from an increase in revenue from its investment advisory subsidiary, Rockville Financial Services, Inc. (“RFS”). RFS recorded an increase in revenue over the prior quarter of approximately $160,000 as the reorganization of this subsidiary is beginning to gain traction.

The Company’s tax-equivalent net interest margin for the three months ended June 30, 2013 was 3.48%, a decrease of 37 basis points over the same quarter of 2012. In the three months ended June 30, 2013 the Company received a commercial prepayment penalty of $367,000; excluding the commercial loan prepayment penalty, the tax-equivalent net interest margin was 3.41% for the second quarter of 2013. The tax-equivalent net interest margin for the six months ended June 30, 2013 was 3.48% compared to 3.83% for the same period in 2012. For the three months ended June 30, 2013 and 2012, the yield on earning assets declined 49 basis points to 3.99% and the cost of interest-bearing liabilities declined 19 basis points to 0.66%. The decline in the net interest margin was partially offset by an increase in average earning assets of 9.4%. The general year over year trends for the comparable six month periods impacting the margin includes a 47 basis point reduction in the yield on earning assets coupled with a 19 basis point reduction in the cost of interest-bearing liabilities. The margin decline was partially offset by the 11.5% increase in average earning assets. A sustained period of low interest rates is anticipated to continue, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The Company’s strategy with interest rate risk management is to incrementally shorten asset duration and lengthen liability duration. Execution of this strategy contributed to the reduction of net interest margin in the second quarter of 2013 relative to the comparable period. During the second quarter of 2013, long term rates increased, while shorter term rates remained anchored due to continued easing by the Federal Reserve Board of Governors actions. This resulted in a steepening of the yield curve. Consequently, management decided to keep incremental wholesale funding short to take advantage of the curve steepening. Management has embarked on a measured strategy to incent retail customers to go out on the funding curve in an effort to neutralize the shorter duration funding that occurred due to management’s actions and remain prepared for rising rates as well as act deyfensively to maintain and grow core deposits in the face of increased competitive pricing pressures from local competitors. During the quarter, the Company added adjustable rate securities to the investment portfolio that will react positively when market interest rates rise. Furthermore, the secondary market strategy of opportunistically selling long duration fixed rate residential originations without adding to the legacy higher-yielding residential portfolio has had a significant impact on the residential portfolio’s contribution to net interest margin. With interest-bearing funding, the Company has exhibited price discipline with maturity deposits and other perceived rate-sensitive deposit products and is emphasizing low cost demand deposit generation. The success of this strategy will be dependent on the ability for the Company to reduce its cost of funds further. However, given the duration of the low interest rate environment and the actions taken previously to reduce rates on our deposit products will make it difficult to reduce the cost of funds in a meaningful way. The Company will continually reassess this strategy in light of new economic data releases and market expectations for changes to interest rates.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The allowance for loan losses to total loans ratio was 1.14% and 1.15%, the allowance for loan losses to non-performing loans ratio was 137.55% and 115.08%, and the ratio of non-performing loans to total loans was 0.83% and 1.00% at June 30, 2013 and December 31, 2012, respectively. A provision for loan losses of $403,000 was recorded for the current quarter compared to $1.2 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the provision for loan loss expense was $794,000 and $1.9 million, respectively.

The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Selected Financial Data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands, except share data)	2013	2012	2013	2012
Share Data:
Basic net income per share common	$0.13	$0.11	$0.29	$0.24
Diluted net income per share common	0.12	0.11	0.29	0.24
Dividends declared per share	0.10	0.09	0.20	0.17
Operating Data:
Total operating revenue	$20,808	$19,150	$42,199	$37,946
Total operating expense	15,857	13,815	30,528	26,158
Key Ratios:
Return on average assets	0.64%	0.63%	0.76%	0.74%
Return on average equity	4.26%	3.63%	4.98%	4.13%
Tax-equivalent net interest margin	3.48%	3.85%	3.48%	3.83%
Non-performing Assets:
Residential real estate	$7,521	$8,087	$7,521	$8,087
Commercial real estate	1,126	1,624	1,126	1,624
Construction	1,456	1,235	1,456	1,235
Commercial business	773	1,200	773	1,200
Installment and collateral	—	33	—	33

Total non-accrual loans, excluding troubled debt restructures	10,876	12,179	10,876	12,179
Troubled debt restructures—non-accruing	2,461	3,071	2,461	3,071

Total non-performing loans	13,337	15,250	13,337	15,250
Other real estate owned	2,611	2,084	2,611	2,084

Total non-performing assets	$15,948	$17,334	$15,948	$17,334

Non-performing loans to total loans	0.83%	0.98%	0.83%	0.98%
Non-performing assets to total assets	0.73%	0.90%	0.73%	0.90%
Allowance for loan losses to non-performing loans	137.55%	113.47%	137.55%	113.47%
Allowance for loan losses to total loans	1.14%	1.11%	1.14%	1.11%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2013 and 2012. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013			2012
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$650,886	$6,203	3.81%	$687,632	$7,290	4.24%
Commercial real estate loans	695,657	8,398	4.84	608,799	8,247	5.45
Construction loans	45,666	406	3.57	48,166	446	3.72
Commercial loans	175,346	1,761	4.03	167,364	1,897	4.56
Installment and collateral loans	2,679	33	4.93	3,723	50	5.37
Investment securities	337,896	2,618	3.10	218,674	1,940	3.55
Federal Home Loan Bank stock	15,053	15	0.40	15,867	22	0.56
Other earning assets	30,931	21	0.27	35,318	26	0.29

Total interest-earning assets	1,954,114	19,455	3.99	1,785,543	19,918	4.48

Allowance for loan losses	(18,443)			(16,927)
Non-interest-earning assets	128,364			117,118

Total assets	$2,064,035			$1,885,734

Interest-bearing liabilities:
NOW and money market accounts	$557,460	370	0.27	$478,243	358	0.30
Saving deposits (1)	232,073	36	0.06	209,305	83	0.16
Time deposits	527,102	1,472	1.12	531,301	1,805	1.37

Total interest-bearing deposits	1,316,635	1,878	0.57	1,218,849	2,246	0.74
Advances from the Federal Home Loan Bank	173,077	591	1.37	110,323	563	2.05
Other borrowings	10,721	14	0.52	—	—	—

Total interest-bearing liabilities	1,500,433	2,483	0.66%	1,329,172	2,809	0.85%

Non-interest-bearing liabilities	253,738			231,556

Total liabilities	1,754,171			1,560,728
Stockholders’ equity	309,864			325,006

Total liabilities and stockholders’ equity	$2,064,035			$1,885,734

Net interest-earning assets (3)	$453,681			$456,371

Tax-equivalent net interest income		16,972			17,109
Tax-equivalent net interest rate spread (2)			3.33%			3.63%
Tax-equivalent net interest margin (4)			3.48%			3.85%
Average interest-earning assets to average interest-bearing liabilities			130.24%			134.33%
Less tax-equivalent adjustment		271			218

		$16,701			$16,891

(1)	Includes mortgagors’ and investors’ escrow accounts
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013			2012
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$663,510	$12,873	3.88%	$684,704	$14,506	4.24%
Commercial real estate loans	696,065	16,649	4.82	606,316	16,377	5.43
Construction loans	46,917	821	3.53	49,737	919	3.72
Commercial loans	174,041	3,546	4.11	159,155	3,585	4.53
Installment and collateral loans	2,741	67	4.89	3,874	107	5.50
Investment securities	314,500	4,713	3.00	197,357	3,299	3.34
Federal Home Loan Bank stock	15,394	30	0.39	16,293	43	0.53
Other earning assets	32,788	42	0.26	27,393	37	0.27

Total interest-earning assets	1,945,956	38,741	4.00	1,744,829	38,873	4.47

Allowance for loan losses	(18,589)			(16,641)
Non-interest-earning assets	125,614			106,518

Total assets	$2,052,981			$1,834,706

Interest-bearing liabilities:
NOW and money market accounts	$552,226	744	0.27	$453,229	634	0.28
Saving deposits (1)	226,308	70	0.06	202,239	152	0.15
Time deposits	531,645	3,048	1.16	522,530	3,711	1.43

Total interest-bearing deposits	1,310,179	3,862	0.59	1,177,998	4,497	0.77
Advances from the Federal Home Loan Bank	165,793	1,174	1.43	98,800	1,111	2.26
Other borrowings	9,838	25	0.51	—	—	—

Total interest-bearing liabilities	1,485,810	5,061	0.69%	1,276,798	5,608	0.88%

Non-interest-bearing liabilities	252,009			228,381

Total liabilities	1,737,819			1,505,179
Stockholders’ equity	315,162			329,527

Total liabilities and stockholders’ equity	$2,052,981			$1,834,706

Net interest-earning assets (3)	$460,146			$468,031

Tax-equivalent net interest income		33,680			33,265
Tax-equivalent net interest rate spread (2)			3.31%			3.59%
Tax-equivalent net interest margin (4)			3.48%			3.83%
Average interest-earning assets to average interest-bearing liabilities			130.97%			136.66%
Less tax-equivalent adjustment		472			248

		$33,208			$33,017

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

Rate\Volume Analysis

	Three Months Ended June 30, 2013 Compared to June 30, 2012			Six Months Ended June 30, 2013 Compared to June 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$628	$(1,757)	$(1,129)	$1,813	$(3,351)	$(1,538)
Securities	949	(271)	678	1,786	(372)	1,414
Other earning assets(1)	(6)	(6)	(12)	8	(16)	(8)

Total earning assets	1,571	(2,034)	(463)	3,607	(3,739)	(132)

Interest expense:
NOW and money market accounts	55	(43)	12	132	(22)	110
Savings accounts	8	(55)	(47)	16	(98)	(82)
Time deposits	(14)	(319)	(333)	64	(727)	(663)

Total interest-bearing deposits	49	(417)	(368)	212	(847)	(635)
FHLBB advances	63	(35)	28	153	(90)	63
Other borrowings	14	—	14	25	—	25

Total interest-bearing liabilities	126	(452)	(326)	390	(937)	(547)

Change in tax-equivalent net interest income	$1,445	$(1,582)	$(137)	$3,217	$(2,802)	$415

(1)	Includes FHLBB stock

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2013 and 2012.

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in the tables, tax-equivalent net interest income decreased $137,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The yield on average earning assets declined 49 basis points for the three months ended June 30, 2013 and the cost of interest-bearing liabilities declined 19 basis points compared to the same period in the prior year. Partially offsetting the negative impact of the decline in the tax-equivalent interest rate spread was an increase of $168.6 million of average earning assets for the three months ended June 30, 2013 compared to June 30, 2012. However, as a result of the greater decline in the yield of interest-earning assets than the decline in the cost on interest-earning liabilities, the tax-equivalent net interest margin decreased by 37 basis points to 3.48% for the three months ended June 30, 2013, from 3.85% for the three months ended June 30, 2012.

For the six months ended June 30, 2013 tax-equivalent net interest income was $33.7 million, an increase of $415,000 compared to the same period in 2012. The increase for the six months ended June 30, 2013 was primarily due to: a) an increased volume of securities offset by a rate reduction due to the addition of adjustable rate securities to the portfolio with lower initial yields; b) the increased average balance of loans, the impact of which was partially offset by a lower yield of 43 basis points; c) an increase of $224,000 in tax-free income primarily from the addition of investments in municipal bonds; d) the higher cost of borrowings driven by a $76.8 million increase in borrowed funds which was partially offset by an 89 basis point reduction in borrowing costs; and e) the shift in the mix of funding sources from higher cost time deposits to core interest and non-interest-bearing deposits which was a factor in reducing the cost of funds.

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

Management recorded a provision of $403,000 and $794,000 for the three and six months ended June 30, 2013, respectively. The primary factors that influenced management’s decision to record these provision expenses were due to the ongoing assessment of estimated exposure on impaired loans, the increase in net loans outstanding of $12.6 million and loan volume realized during the period. Impaired loans totaled $17.8 million at June 30, 2013 compared to $16.7 million at December 31, 2012, an increase of $1.1 million, or 6.6%. At June 30, 2013, the allowance for loan losses totaled $18.3 million, which represented 1.14% of total loans and 137.55% of non-performing loans compared to an allowance for loan losses of $18.5 million, which represented 1.15% of total loans and 115.08% of non-performing loans as of December 31, 2012. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income:

Total non-interest income was $4.1 million and $9.0 million for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, non-interest income represented 19.7% and 21.3% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2013 and 2012:

Non-Interest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service charges and fees	$3,017	$1,534	$1,483	96.7%	$4,850	$3,220	$1,630	50.6%
Net gain from sales of securities	329	118	211	178.8	556	121	435	359.5
Net gain from sales of loans	1,001	44	957	2,175.0	3,061	569	2,492	438.0
BOLI income	524	524	—	—	1,034	830	204	24.6
Other (loss) income	(763)	39	(802)	(2,056.4)	(509)	189	(698)	(369.3)

Total non-interest income	$4,108	$2,259	$1,849	81.9%	$8,992	$4,929	$4,063	82.4%

Service Charges and Fees: Service charges and fees were $3.0 million and $4.9 million for the three and six months ended months ended June 30, 2013, respectively, an increase of $1.5 million and $1.6 million from the comparable 2012 periods. The increases were due primarily to increases in loan servicing income resulting from the significant increase in loan sales to the secondary market in the past twelve months with servicing retained, and the impact of changing to the fair value method of valuing mortgage servicing rights from the amortization method. Additionally, increases in Rockville Financial Services, Inc. fee income resulted from a renewed effort by the Bank to offer our customers the opportunity to invest in various annuity and securities products as an alternative to the lower-yielding deposit products. These increases were partially offset by reductions in loan origination fee income, previously provided by Rockville Bank Mortgage, Inc.

Net Gain From Sales of Securities: For the three months ended June 30, 2013, the Company recorded $329,000 in net gains on security sales compared to $118,000 in the same period in the prior year period. Periodically, the Company evaluates the portfolio for prepayment risk and will act to reduce this exposure. To date, sales in 2013 reflect execution of this strategy. Sales of fast paying, lower market yielding securities in 2013 accounted for the majority of the gains on security sales for the quarter and six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, the Company recorded $556,000 and $121,000, respectively, in net gains on security sales.

Net Gain From Sales of Loans: Net gain from sales of loans was $1.0 million and $3.1 million for the three and six months ended June 30, 2013, respectively, an increase of $957,000 and $2.5 million from the comparable periods of 2012, due to an increase in the volume of mortgage loans sold. Over the course of the year, the Company has deployed more resources to its mortgage banking business with the hiring of additional mortgage loan officers and additional mortgage underwriters and processors, which is the prime driver for the increase in volume. Loan sales volume was $66.1 million in the second quarter, an increase of $3.4 million over the first quarter.

BOLI Income: For the three months ended June 30, 2013, the Company recorded BOLI income of $524,000, unchanged from the same quarter in the prior year despite the Company purchasing $4.0 million in BOLI during the current quarter as the higher balances were partially offset by a decline in the average yield as a result of current market interest rates. For the six months ended June 30, 2013, the Company recorded $1.0 million in BOLI income compared to $830,000 in the first six months of 2012. The $204,000 increase in BOLI is primarily due to the additional purchase of $25.0 million of BOLI policies towards the end of the first quarter of 2012 combined with the $4.0 million purchase in the May 2013, partially offset by a decline in the average yield earned on those policies.

Other (Loss) Income: The decrease in other income of $802,000 and $698,000 for the three and six months ended June 30, 2013 as compared to the prior year periods is primarily due to losses recorded on rate lock commitments partially offset by gains on forward loan sale commitments on loans held for sale. Additionally, the decrease for the six month period ended June 30, 2012 was heightened due to the recovery of a business interruption insurance claim in the first quarter of 2012 for approximately $100,000.

Non-interest Expense: The following table summarizes non-interest expense for the three and six months ended June 30, 2013 and 2012:

Non-Interest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$9,112	$8,468	$644	7.6%	$17,786	$15,591	$2,195	14.1%
Service bureau fees	921	1,231	(310)	(25.2)	1,736	2,288	(552)	(24.1)
Occupancy and equipment	2,210	1,036	1,174	113.3	3,646	2,101	1,545	73.5
Professional fees	617	828	(211)	(25.5)	1,340	1,546	(206)	(13.3)
Marketing and promotions	98	103	(5)	(4.9)	168	217	(49)	(22.6)
FDIC insurance assessments	330	201	129	64.2	624	506	118	23.3
Other real estate owned	214	53	161	303.8	460	334	126	37.7
Other	2,356	1,895	461	24.3	4,768	3,575	1,193	33.4

Total non-interest expense	$15,858	$13,815	$2,043	14.8%	$30,528	$26,158	$4,370	16.7%

Non-interest Expense: Non-interest expense totaled $15.9 million for the second quarter of 2013, an increase of $2.0 million, or 14.8%, from the second quarter of 2012. For the six months ended June 30, 2013, non-interest expense increased $4.4 million to $30.5 million from $26.2 million for the six months ended June 30, 2011. Excluding the $809,000 related to the previously announced branch closing and $561,000 for personnel reductions implemented in the second quarter, the Company experienced an increase of $673,000 and $3.0 million in non-interest expense for the three and six months ending June 30, 2013. The increase in non-interest expense primarily reflects increases in salaries and benefits, occupancy and equipment expense and other expenses, partially offset by service bureau fees and professional fees.

Salaries and Employee Benefits: Salaries and employee benefits was $9.1 million and $17.8 million for the three and six months ended June 30, 2013, respectively, an increase of $644,000 and $2.2 million from the comparable 2012 periods. These increases were primarily due to the a) higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries and related benefits for new hires, b) increased commissions expense related to mortgage loan originations and product sales and c) costs associated with position eliminations in the second quarter. The increases were partially offset by a) decreased employee restricted stock and option expense resulting from the second quarter 2012 awards that had an immediate vesting component of the award granted, b) pension costs as the Company froze its noncontributory defined benefit and pension plan as of December 31, 2012, whereby participants in the plan stopped earning additional benefits under the plan c) lower accruals for year-end bonus payments and d) an increase in deferred compensation expense related to an increase in volume of loan originations.

Service Bureau Fees: Service bureau fees decreased $310,000 and $552,000, respectively, for the three and six months ended June 30, 2013 compared to the 2012 periods. The decrease is primarily attributable to the renegotiation of our service contract with our data processing vendor in June 2012 and to classifying certain telephone expenses in other expenses in 2013.

Occupancy and Equipment: Occupancy and equipment was $2.2 million and $3.6 million for the three and six months ended June 30, 2013, respectively, an increase of $1.2 million and $1.5 million from the comparable 2012 periods. The increases were due primarily to the Company’s decision in the second quarter of 2013 to close a retail branch facility in Enfield, CT as of November 30, 2013 representing the write down of unamortized leasehold improvements and a negotiated payment for the lease buyout. Also, contributing to the increase were additional rent and maintenance contracts related to newly leased properties in the second half of 2012.

Professional Fees: Professional fees were $617,000 and $1.3 million for the three and six months ended June 30, 2013, respectively, a decrease of $211,000 and $206,000 from the comparable 2012 periods. The decrease in professional fees was primarily in legal and consulting expenses as the Company’s projects that focused on potential growth opportunities and evaluation of the infrastructure and risk management needs necessary for the Company’s future growth were scaled back.

Other Expenses: Other expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2013, respectively, an increase of $461,000 and $1.2 million from the comparable 2012 periods. This increase was primarily due to Director restricted stock and option expense related to the June 2012 grant that contained an immediate vesting component, printing and forms, software maintenance related to investments made in the loan origination area and statement and mailing expenses for certain promotional events. This was partially offset by a reduction in mortgage appraisal and credit report fees and human resource expenses.

Income Tax Provision: The provision for income taxes was $1.2 million for each of the three months ended June 30, 2013 and 2012. The Company’s effective tax rate for the three months ended June 30, 2013 was 27.5%, as compared to 29.0% for the same period in 2012. The decrease in the effective tax rate was due largely to the benefits of tax-exempt income from the purchase of various tax-free municipal bonds and additional purchases of bank-owned life insurance. For the six months ended June 30, 2013 and June 30, 2012, the provision for income taxes was $3.0 million and $3.1 million with effective income tax rates of 27.8% and 31.3%, respectively.

Financial Condition, Liquidity and Capital Resources

Summary:

The Company had total assets of $2.18 billion at June 30, 2013 and $2.00 billion at December 31, 2012, an increase of $184.3 million, or 9.22%, primarily due to the increase in short-term investments, available for sale securities, principally asset-backed and corporate debt securities and loans. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston to fund the growth in security purchases and loans.

Total loans, net of $1.60 billion, with allowance for loan and lease losses of $18.3 million at June 30, 2013, increased $12.6 million when compared to total loans, net of $1.59 billion, with allowance for loan of $18.5 million at December 31, 2012. Total deposits of $1.59 billion at June 30, 2013 increased $82.5 million when compared to total deposits of $1.50 billion at December 31, 2012. Non-interest-bearing deposits increased $9.2 million, or 3.9%, primarily resulting from an increase in commercial demand deposit balances totaling $6.3 million. Interest-bearing deposits increased $73.2 million, or 5.8%, during the period due to the Company’s opening of the new West Hartford, CT banking center. The Bank’s net loan-to-deposit ratio was 100.8% at June 30, 2013, compared to 105.5% at December 31, 2012.

At June 30, 2013, total equity of $297.0 million decreased $23.6 million when compared to total equity of $320.6 million at December 31, 2012 due primarily to common stock repurchases in the first six months of 2013 totaling $24.8 million and $5.6 million of dividends to common shareholders. At June 30, 2013, the tangible common equity ratio was 13.6% compared to 16.0% at December 31, 2012. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Investment Securities

	June 30, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,806	$11,644	$12,413	$12,717
Government-sponsored residential mortgage-backed securities	90,381	90,310	87,769	91,144
Government-sponsored residential collateralized debt obligations	36,834	36,058	20,798	20,947
Government-sponsored commercial mortgage-backed securities	13,974	13,203	9,179	9,302
Government-sponsored commercial collateralized debt obligations	5,046	4,793	5,048	5,135
Asset-backed securities	86,386	84,873	11,193	11,200
Corporate debt securities	41,012	39,647	19,760	18,818
Obligations of states and political subdivisions	67,302	63,791	67,458	68,804

Total debt securities	352,741	344,319	233,618	238,067

Marketable equity securities, by sector:
Banks	3,068	3,050	68	78
Industrial	109	164	109	159
Mutual funds	2,775	2,830	2,756	2,887
Oil and gas	131	208	135	198

Total marketable equity securities	6,083	6,252	3,068	3,322

Total available for sale securities	$358,824	$350,571	$236,686	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,555	$4,957	$6,084	$6,681

The available for sale securities portfolio increased by $109.2 million to $350.6 million, while the held to maturity portfolio decreased by $1.5 million to $4.6 million at June 30, 2013.

The Company’s underlying investment strategy has been to incrementally shorten the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. The Company’s strategy included the addition of shorter duration floating rate asset-backed securities and floating rate corporate bonds, of which purchases totaled $39.4 million and $76.7 million for the three and six months ended June 30, 2013, respectively. The Company’s investment focus for asset-backed securities is to make purchases of collateralized loan obligations (“CLO”) in senior tranches of structures that exhibit high levels of over collateralization and interest coverage ratios. Investments made in CLOs are limited to industry leading, experienced collateral managers and a portion of positions allow for the collateral manager to reinvest proceeds from principal paydowns. The Company limits purchases in non-government sponsored asset-backed securities and corporate bonds to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends. The effective duration and weighted average life of the CLO portfolio is 0.2 years and 3.8 years, respectively.

During the three months ended June 30, 2013, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $257.3 million in securities that are in an unrealized loss position at June 30, 2013. Approximately $255.9 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $1.3 million, had been in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5- “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Lending Activities:

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of June 30, 2013 and December 31, 2012.

Loan Portfolio Analysis

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$636,869	39.4%	$683,195	42.6%
Commercial	735,739	45.5	697,133	43.4
Construction—residential	3,791	0.2	3,338	0.2
Construction—commercial	40,938	2.5	46,642	2.9

Total real estate loans	1,417,337	87.7	1,430,308	89.1
Commercial business loans	196,277	12.1	171,632	10.7
Installment and collateral loans	2,558	0.2	2,751	0.2

Total loans	1,616,172	100.0%	1,604,691	100.0%

Net deferred loan costs and premiums	1,710		771
Allowance for loan losses	(18,345)		(18,477)

Loans—net	$1,599,537		$1,586,985

As shown above, gross loans were $1.62 billion, up $11.5 million, or 0.7%, at June 30, 2013 from year-end 2012. The Company primarily experienced increases in commercial real estate, construction-residential and commercial business loans and decreases in residential real estate, commercial construction, and installment and collateral loans.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2013, comprising 39.4% of total loans. The decrease of $46.3 million from December 31, 2012 was primarily due to the sale of $125.0 million of newly originated and existing residential mortgage loans and the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $77.1 million during the second quarter of the year, with approximately $11.0 million originated for portfolio and $66.1 million sold in the secondary market. The Company opportunistically sells a majority of originated fixed rate residential real estate loans with terms of 10 to 30 years. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and increased emphasis by the Company on the expansion of the residential mortgage business program.

Commercial real estate loans represent the largest segment of our loan portfolio at 45.5% of total loans and increased $38.6 million from December 31, 2012. The Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.

Construction real estate loans totaled $44.7 million at June 30, 2013, a decrease of $5.3 million from December 31, 2012. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $3.8 million at June 30, 2013 compared to $3.3 million at December 31, 2012.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $40.9 million at June 30, 2013, $25.6 million of which is residential use and $15.3 million commercial use, compared to total commercial real estate construction loans of $46.6 million at December 31, 2012.

Commercial business loans increased $24.6 million, or 14.4%, primarily through the Shared National Credit program. A newly formed business line within Commercial Banking “Corporate Loan Strategies” engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank; diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.

The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At June 30, 2013 the Company had one performing commercial construction loan for $127,000 for which it funded the outstanding interest reserves of approximately $12,000.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At June 30, 2013 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At June 30, 2013	At December 31, 2012
Non-performing loans as a percentage of total loans	0.83%	1.00%
Non-performing assets as a percentage of total assets	0.73%	0.95%
Net charge-offs as a percentage of average loans (1)	0.12%	0.07%
Allowance for loan losses as a percentage of total loans	1.14%	1.15%
Allowance for loan losses to non-performing loans	137.55%	115.08%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2013 and December 31, 2012, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$7,521	47.16%	$7,837	41.46%
Commercial	1,126	7.06	1,502	7.95
Construction	1,456	9.13	1,824	9.65
Commercial business loans	773	4.85	1,713	9.06
Installment and collateral loans	—	—	45	0.24

Total non-accrual loans, excluding troubled debt restructured loans	10,876	68.20	12,921	68.36
Troubled debt restructurings—non-accruing	2,461	15.43	3,135	16.59

Total non-performing loans	13,337	83.63	16,056	84.95
Other real estate owned	2,611	16.37	2,846	15.05

Total non-performing assets	$15,948	100.00%	$18,902	100.00%

Total non-performing loans to total loans	0.83%		1.00%
Total non-performing assets to total assets	0.73%		0.95%

As displayed in the table above, non-performing assets at June 30, 2013 decreased to $15.9 million compared to $18.9 million at December 31, 2012. The decrease is primarily due to across the board decreases in non-accrual loans, non-accruing troubled debt restructurings and other real estate owned.

The decrease in non-performing residential loans of $316,000 was due to an increase of $219,000 in net charge offs and the transfer of five loans to other real estate owned. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 89 loans in the residential real estate non-performing category, including troubled debt restructured loans (“TDR”), totaling $2.0 million, representing 0.3% of the total residential real estate portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The $376,000 decrease in non-accruing commercial real estate loans is primarily due to the transfer of one loan to other real estate owned and principal payment reductions on non-accrual commercial real estate loans. The $368,000 decrease in non-accruing construction loans is due to the transfer of two loans to other real estate owned status and principal payment reductions on non-accrual construction loans. The $940,000 decrease in non-accruing commercial business loans is due to the payoff of $249,000 in loans and the transfer of two loans to other real estate owned status.

The $235,000 decrease in other real estate owned is due to the addition of ten properties which was offset by the sale of six properties resulting in a net reduction in the fair value of the remaining properties.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in accruing TDRs is attributable to the addition of two new commercial real estate accruing TDRs in the first six months of 2013 totaling $3.2 million.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

(In thousands)	At June 30, 2013	At December 31, 2012
Recorded investment in TDRs:
Accrual status	$4,453	$625
Non-accrual status	2,461	3,135

Total recorded investment	$6,914	$3,760

Accruing TDRs performing under modified terms more than one year	$4,453	$625
TDR allocated reserves included in the balance of allowance for loan losses	$—	$—
Additional funds committed to borrowers in TDR status	$—	$—

Troubled Debt Restructuring Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
TDRs, beginning of period	$6,816	$4,066	$3,760	$3,367
New TDR status	886	630	3,994	1,530
Paydowns/draws on existing TDRs, net	(638)	(78)	(688)	(214)
Charge-offs post modification	(150)	—	(152)	(65)

TDRs, end of period	$6,914	$4,618	$6,914	$4,618

Delinquent Loans

The following table presents past due loans by loan category as of the dates indicated:

	Delinquent Loans
	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans:
Residential	$5,278	59.2%	$13,699	51.2%
Commercial	1,469	16.5	9,931	37.2
Construction	727	8.2	2,664	10.0
Commercial business loans	1,432	16.1	366	1.3
Installment and collateral loans	4	0.0	67	0.3

Total	$8,910	100.0%	$26,727	100.0%

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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2013, actual results may prove different and the differences could be significant.

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

The Company has a loan loss allowance of $18.3 million, or 1.14%, of total loans as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2013 decreased $220,000 compared to December 31, 2012. The following table provides detail of activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

Allowance for Loan Losses

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended June 30, 2013
Balance, beginning of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537
Provision (credit) for loan losses	66	326	(24)	455	(47)	(373)	403
Loans charged off	(218)	(74)	(248)	(66)	(8)	—	(614)
Recoveries of loans previously charged off	9	—	—	—	10	—	19

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Three Months Ended June 30, 2012
Balance, beginning of period	$5,348	$6,861	$1,229	$2,978	$47	$64	$16,527
Provision (credit) for loan losses	765	420	(141)	10	2	125	1,181
Loans charged off	(300)	(108)	—	—	(12)	—	(420)
Recoveries of loans previously charged off	5	—	—	3	7	—	15

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

Six Months Ended June 30, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	227	369	182	229	7	(220)	794
Loans charged off	(468)	(145)	(249)	(86)	(23)	—	(971)
Recoveries of loans previously charged off	21	—	—	9	15	—	45

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Six Months Ended June 30, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision (credit) for loan losses	1,284	587	(198)	429	4	(221)	1,885
Loans charged off	(547)	(108)	—	(2)	(19)	—	(676)
Recoveries of loans previously charged off	10	—	—	49	10	—	69

Balance, end of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2013, the reserve for unfunded credit commitments was $553,000 compared to a reserve for unfunded credit commitments of $431,000 at December 31, 2012.

Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances, reverse repurchase agreements, fed funds lines, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

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

The following table presents deposits by category as of the dates indicated:

Deposits

(In thousands)	June 30, 2013	December 31, 2012
Demand deposits	$248,144	$238,924
NOW accounts	165,586	149,611
Regular savings and club accounts	226,761	214,480
Money market and investment savings	421,490	366,690

Total core deposits	1,061,981	969,705
Time deposits	525,160	534,975

Total deposits	$1,587,141	$1,504,680

Total deposits amounted to $1.59 billion at June 30, 2013, up $82.5 million from the balance at December 31, 2012. Core deposits increased $92.3 million, or 9.5%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $83.4 million and $65.2 million at June 30, 2013 and December 31, 2012, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.51 billion at June 30, 2013. Rockville Bank is a member of the Certificate Deposit Account Registry Service network.

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

Total Federal Home Loan Bank of Boston advances increased $110.0 million to $253.1 million at June 30, 2013 compared to $143.1 million at December 31, 2012. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loans portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At June 30, 2013, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.20% to 4.39%. FHLBB borrowings represented 11.6% and 7.2% of assets at June 30, 2013 and December 31, 2012, respectively.

In addition, during the first quarter of 2013 the Company entered into a reverse repurchase agreement with a maturity date of July 2013 resulting in $9.7 million of other borrowings at March 31, 2013 at a cost of the three month LIBOR plus 20 basis points, or 0.51%. During the second quarter of 2013, the Company entered into a second reverse repurchase agreement with a maturity date of December 2013 resulting in an additional $9.3 million of other borrowings at June 30, 2013 at a cost of the three month LIBOR plus 17.5 basis points, or 0.45%.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2013, $83.4 million of the Company’s assets were invested in cash and cash equivalents compared to $35.3 million at December 31, 2012. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2013, the Company had $253.1 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $109.0 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has a relationship with a brokered sweep deposit provider by which the Bank could borrow an additional $74.0 million through this relationship. Internal policies limit wholesale borrowings to 30% of total assets, or $654.9 million, at June 30, 2013. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $92.5 million at June 30, 2013. No federal funds purchased were outstanding at June 30, 2013. At June 30, 2013, the Company had

outstanding commitments to originate loans of $98.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $300.9 million. At June 30, 2013, time deposits scheduled to mature in less than one year totaled $275.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville’s main source of liquidity at the parent company level is dividends from Rockville Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of Rockville Bank’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 13, “Regulatory Matters” in the Company’s 2012 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2013, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling longer-term 1-4 family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, and (iv) periodically lengthening the term structure of our wholesale funding. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	6.53%
50 basis point decrease in rates	2.30

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2013, income at risk (i.e., the change in net interest income) decreased 6.53% and decreased 2.30% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The Company is not involved in any legal proceedings deemed to be material as of June 30, 2013 which have arisen in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to net purchases made by Rockville Financial, Inc. of its common stock during the period ended June 30, 2013.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as Part of Publicly Announced Program	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2013	527,000	$12.85	—	436,431
May 1 - 31, 2013	833,427	13.17	833,427	2,333,030
June 1 - 30, 2013	360,712	13.12	1,194,139	1,972,318

Total	1,721,139	$13.06	1,194,139	1,972,318

(1)	Includes dealer commission expense to purchase the securities
(2)	Includes 2,730,026 of shares authorized for repurchase by the Board of Directors on May 20, 2013

On March 2, 2012, the Company authorized the purchase of up to 2,951,250 shares, from time to time, subject to certain conditions. The Company completed this repurchase plan on May 20, 2013 with the purchase of 436,431 shares at an average price of $13.17.

On May 17, 2013, the Company authorized the purchase of up to 2,730,026 shares, or 10% of the then outstanding stock, from time to time, subject to certain conditions upon the completion of the March 2, 2012 repurchase plan. The Company purchased 396,996 shares at an average price of $13.17 during May. The Company has no intentions to terminate this plan or cease any potential future purchases. As of June 30, 2013, there were 1,972,318 maximum shares that may yet be purchased under this publicly announced plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2.1	The Bylaws, as amended and restated, and amended Article III (incorporated herein by reference to Exhibit 3.2.1 to the Current Report on the Company’s Form 8-K filed on March 21, 2013)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.3	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an employment agreement with William H. W. Crawford, IV effective January 1, 2014 (incorporated by reference to Exhibit 10.11.3 to the Current Report on the Company’s Form 8-K filed on June 10, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))

14	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	32.0 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

Date: August 8, 2013