Form 10-Q
period 2013-09-30
Rockville Financial, Inc. /CT/
filed 2013-11-08
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

Commission File Number: 001-35028

ROCKVILLE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

(860) 291-3600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☑

As of October 31, 2013, there were 25,966,978 shares of Registrant’s no par value common stock outstanding.

Part 1—FINANCIAL INFORMATION

Item 1—Interim Financial Statements

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

	September 30,	December 31,
(In thousands, except share data) (Unaudited)	2013	2012
ASSETS
Cash and due from banks	$22,729	$19,966
Short-term investments	31,742	15,349

Total cash and cash equivalents	54,471	35,315
Available for sale securites—At fair value (note 5)	370,127	241,389
Held to maturity securities—At amortized cost (note 5)	14,141	6,084
Loans held for sale	2,904	5,292
Loans receivable (Net of allowance for loan losses of $18,703 at September 30, 2013 and $18,477 at December 31, 2012) (note 7)	1,637,325	1,586,985
Federal Home Loan Bank of Boston stock	15,053	15,867
Accrued interest receivable	5,879	4,862
Deferred tax asset, net	14,056	10,720
Premises and equipment, net	22,848	20,078
Goodwill	1,070	1,070
Cash surrender value of bank-owned life insurance	63,949	58,370
Other real estate owned	2,129	2,846
Prepaid FDIC assessments	—	2,089
Federal income tax receivable	306	—
Other assets	14,822	7,832

	$2,219,080	$1,998,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$259,773	$238,924
Interest-bearing	1,432,299	1,265,756

Total deposits	1,692,072	1,504,680
Mortgagors’ and investors’ escrow accounts	3,635	6,776
Federal Home Loan Bank advances and other borrowings (note 8)	196,246	143,106
Accrued expenses and other liabilities	31,954	23,626

Total liabilities	1,923,907	1,678,188

Commitments and contingencies (note 15)
Stockholders’ equity:

Preferred stock (no par value; 2,000,000 authorized; no shares issued) Common stock (no par value; authorized 60,000,000 shares; 29,457,104 and 29,487,363 shares issued and 26,057,978 and 28,156,897 outstanding at September 30, 2013 and December 31, 2012, respectively)

	— 243,776	— 243,776
Additional paid-in capital	14,717	13,418
Unearned compensation—ESOP	(7,442)	(8,306)
Retained earnings	96,573	91,811
Accumulated other comprehensive loss, net of tax (note 12)	(9,250)	(4,047)
Treasury stock, at cost (3,399,126 and 1,330,466 shares at September 30, 2013 and December 31, 2012, respectively)	(43,201)	(16,041)

Total stockholders’ equity	295,173	320,611

	$2,219,080	$1,998,799

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share data) (Unaudited)	2013	2012	2013	2012
Interest and dividend income:
Loans	$16,898	$17,883	$50,854	$53,377
Securities—taxable interest	1,828	1,082	4,692	3,415
Securities—non-taxable interest	685	651	1,985	1,327
Securities—dividends	71	42	178	127
Interest-bearing deposits	18	13	60	50

Total interest and dividend income	19,500	19,671	57,769	58,296

Interest expense:
Deposits	2,000	2,149	5,862	6,646
Borrowed funds	627	558	1,826	1,669

Total interest expense	2,627	2,707	7,688	8,315

Net-interest income	16,873	16,964	50,081	49,981
Provision for loan losses	532	793	1,326	2,678

Net interest income after provision for loan losses	16,341	16,171	48,755	47,303

Non-interest income:
Service charges and fees	2,571	1,578	6,125	4,798
Net gain from sales of securities	29	214	585	335
Net gain from sales of loans	1,736	2,514	4,797	3,083
Bank-owned life insurance	544	527	1,578	1,357
Other income (loss)	220	(219)	1,007	(30)

Total non-interest income	5,100	4,614	14,092	9,543

Non-interest expense:
Salaries and employee benefits (notes 9 and 10)	8,962	8,314	26,748	23,905
Service bureau fees	888	946	2,624	3,234
Occupancy and equipment	1,514	1,254	5,160	3,355
Professional fees	608	1,049	1,948	2,595
Marketing and promotions	266	70	434	287
FDIC insurance assessments	247	268	871	774
Other real estate owned	173	110	633	444
Other	2,105	2,499	6,873	6,074

Total non-interest expense	14,763	14,510	45,291	40,668

Income before income taxes	6,678	6,275	17,556	16,178
Provision for income taxes (note 11)	2,058	1,607	5,086	4,706

Net income	$4,620	$4,668	$12,470	$11,472

Net income per share (note 14):
Basic	$0.18	$0.17	$0.47	$0.41
Diluted	$0.18	$0.17	$0.47	$0.41
Weighted-average shares outstanding:
Basic	25,491,638	27,659,996	26,339,942	27,892,886
Diluted	25,832,623	27,847,021	26,680,762	28,067,129

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2013	2012	2013	2012
Net income	$4,620	$4,668	$12,470	$11,472

Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(1,525)	2,800	(13,924)	3,294
Reclassification adjustment for gains realized in net income(1)	(29)	(214)	(585)	(335)

Net unrealized (losses) gains	(1,554)	2,586	(14,509)	2,959
Tax effect—benefit (expense)	544	(906)	5,077	(1,035)

Net-of-tax amount—(losses) gains on securities	(1,010)	1,680	(9,432)	1,924

Unrealized (losses) gains on interest rate swaps designated as cash flow hedges accruing during period	(102)	(350)	5,740	(383)
Tax effect—benefit (expense)	36	134	(2,009)	134

Net-of-tax amount—interest rate swaps	(66)	(216)	3,731	(249)

Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	196	309	588	927
Prior service cost recognized during the period	—	(12)	—	(36)

Change in gains or losses and prior service costs or credits	196	297	588	891

Tax effect—expense	(68)	(104)	(206)	(312)

Net-of-tax amount—pension plans	128	193	382	579

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	5	7	18	21
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	17	20	54	61
Prior service cost arising during the period	—	—	106	—

Change in gains or losses and prior service costs or credits	22	27	178	82
Tax effect—expense	(8)	(9)	(62)	(29)

Net-of-tax amount—post-retirement plans	14	18	116	53

Net-of-tax amount—pension and post-retirement plans	142	211	498	632

Total other comprehensive (loss) income	(934)	1,675	(5,203)	2,307

Comprehensive income	$3,686	$6,343	$7,267	$13,779

(1)	Amounts are included in net gains on sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended September 30, 2013 and 2012 was $10 and $204, and $75 and $117 for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2013 and 2012 was $68 and $104, and $206 and $312 for the nine months ended September 30, 3013 and 2012, respectively.
(3)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was $2 and $6, respectively. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2012 was $2 and $7, respectively.
(4)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was negligible and $2, respectively. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2012 was negligible and $1, respectively.

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Loss	Shares	Amount	Equity
(In thousands, except share data) (Unaudited)
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	12,470	(5,203)	—	—	7,267
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	2,129	—	—	—	—	—	2,129
ESOP shares released or committed to be released	—	—	398	864	—	—	—	—	1,262
Cancellation of shares for tax withholding	(24,118)	—	(410)	—	—	—	—	—	(410)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	633	(9)
Reissuance of treasury shares in connection with stock options exercised	—	—	(245)	—	—	—	(82,171)	966	721
Treasury stock purchased	—	—	—	—	—	—	2,204,665	(28,759)	(28,759)
Forfeited unvested restricted stock	(6,141)	—	—	—	—	—	—	—	—
Tax benefit from stock-based awards	—	—	60	—	—	—	—	—	60
Dividends paid ($0.30 per common share)	—	—	—	—	(8,201)	—	—	—	(8,201)

Balance at September 30, 2013	29,457,104	$243,776	$14,717	$(7,442)	$96,573	$(9,250)	3,399,126	$(43,201)	$295,173

Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471
Comprehensive income	—	—	—	—	11,472	2,307	—	—	13,779
Share-based compensation expense	—	—	2,232	—	—	—	—	—	2,232
ESOP shares released or committed to be released	—	—	250	861	—	—	—	—	1,111
Cancellation of shares for tax withholding	(6,097)	—	(484)	—	(15)	—	(20,036)	235	(264)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,434)	—	(300)	—	(403,496)	4,734	—
Reissuance of treasury shares in connection with stock options exercised	—	—	(134)	—	—	—	(30,036)	352	218
Treasury stock purchased	—	—	—	—	—	—	1,356,379	(15,751)	(15,751)
Dividends paid ($0.26 per common share)	—	—	—	—	(7,507)	—	—	—	(7,507)

Balance at September 30, 2012	29,508,371	$243,776	$12,619	$(8,592)	$94,357	$(4,441)	902,811	$(10,430)	$327,289

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
(In thousands) (Unaudited)	2013	2012
Cash flows from operating activities:
Net income	$12,470	$11,472
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investments, net	395	329
Share-based compensation expense	2,129	2,232
ESOP expense	1,262	1,111
Tax benefit from stock-based awards	60	—
Provision for loan losses	1,326	2,678
Net gain from sales of securities	(585)	(335)
Loans originated for sale	(169,307)	(81,551)
Proceeds from sales of loans held for sale	138,407	78,848
Net gain from sales of loans	(4,797)	(3,083)
Loss on sales of other real estate owned	81	64
Loss on disposal of equipment	55	2
Write-downs of other real estate owned	171	183
Depreciation and amortization	1,871	986
Deferred income tax benefit	(535)	(718)
Increase in cash surrender value of bank-owned life insurance	(1,578)	(1,357)
Net change in:
Deferred loan fees and premiums	(1,546)	91
Accrued interest receivable	(1,017)	(1,432)
Prepaid FDIC assessment	2,089	700
Federal income tax receivable	(306)	1,532
Other assets	(6,444)	(3,821)
Accrued expenses and other liabilities	12,229	5,228

Net cash (used in) provided by operating activities	(13,570)	13,159

Cash flows from investing activities:
Proceeds from sales of available for sale securities	44,880	21,207
Proceeds from calls and maturities of available for sale securities	—	7,400
Principal payments on available for sale mortgage-backed securities	21,183	24,454
Principal payments on held to maturity securities	2,062	2,605
Purchases of available for sale securities	(209,191)	(144,844)
Purchases of held to maturity securities	(10,093)	—
Redemption of FHLBB stock	814	1,140
Proceeds from sale of other real estate owned	3,290	1,637
Proceeds from portfolio loan sales	63,743	—
Purchases of loans	(9,788)	(1,108)
Net loan originations	(66,413)	(76,374)
Purchase of bank-owned life insurance	(4,000)	(25,000)
Purchases of premises and equipment	(4,696)	(4,454)
Proceeds from sale of other assets	—	3

Net cash used in investing activities	(168,209)	(193,334)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	20,849	17,109
Net increase in interest-bearing deposits	166,543	133,255
Net decrease in mortgagors’ and investors’ escrow accounts	(3,141)	(2,488)
Net increase in short-term FHLBB advances	304,000	60,000
Repayments of long-term FHLBB advances	(274,052)	(7,017)
Net increase in repurchase agreements	23,192	—
Proceeds from exercise of stock options and stock purchase plan	721	218
Common stock repurchased	(28,563)	(15,751)
Cancellation of shares for tax withholding	(410)	(264)
Cancellation of treasury shares	(9)	—
Deposits forfeited on other real estate owned property	6	—
Cash dividend paid on common stock	(8,201)	(7,507)

Net cash provided by financing activities	200,935	177,555

Net increase (decrease) in cash and cash equivalents	19,156	(2,620)
Cash and cash equivalents, beginning of period	35,315	40,985

Cash and cash equivalents, end of period	$54,471	$38,365

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Concluded

	For the Nine Months
	Ended September 30,
(In thousands) (Unaudited)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,595	$8,183
Income taxes, net	6,717	4,131
Transfer of loans to other real estate owned	2,831	1,494
Due on common stock repurchases	196	—

See accompanying notes to unaudited consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations. Rockville Financial, Inc. (the “Company”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Rockville, Connecticut and incorporated under the laws of Connecticut in 2004. At September 30, 2013, the Company’s principal asset was all of the outstanding capital stock of Rockville Bank (the “Bank”), a wholly-owned subsidiary of the Company.

The Company, through Rockville Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 22 banking offices, two loan production offices, 38 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com).

Basis of Presentation. The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. and its wholly-owned subsidiary Rockville Bank, and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp., Inc., Rockville Bank Commercial Properties, Inc., Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Investment Sub, Inc.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 3. Recent Accounting Pronouncements

Derivatives and Hedging. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Inclusion of Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes which provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The Update permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The Update also removes the restriction on using different benchmark rates for similar hedges. The Update was effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. Adoption did not have a material impact on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2013 and 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,142	$—	$6,142	$—
Government-sponsored residential mortgage- backed securities	90,475	—	90,475	—
Government-sponsored residential collateralized debt obligations	55,647	—	55,647	—
Government-sponsored commercial mortgage- backed securities	13,043	—	13,043	—
Government-sponsored commercial collateralized debt obligations	4,743	—	4,743	—
Asset-backed securities	91,246	—	35,317	55,929
Corporate debt securities	39,622	—	38,280	1,342
Obligations of states and political subdivisions	62,902	—	62,902	—
Marketable equity securities	6,307	3,258	2,997	52

Total available for sale securities	$370,127	$3,258	$309,546	$57,323

Mortgage loan derivative assets	$207	$—	$207	$—
Mortgage loan derivative liabilities	112	—	112	—
Mortgage servicing rights	3,709	—	—	3,709
Interest rate swap assets	6,381	—	6,381	—
Interest rate swap liabilities	854	—	854	—

December 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,717	$—	$12,717	$—
Government-sponsored residential mortgage- backed securities	91,144	—	91,144	—
Government-sponsored residential collateralized- debt obligations	20,947	—	20,947	—
Government-sponsored commercial mortgage- backed securities	9,302	—	9,302	—
Government-sponsored commercial collateralized- debt obligations	5,135	—	5,135	—
Asset-backed securities	11,200	—	4,174	7,026
Corporate debt securities	18,818	—	17,610	1,208
Obligations of states and political subdivisions	68,804	—	68,804	—
Marketable equity securities	3,322	3,244	—	78

Total available for sale securities	$241,389	$3,244	$229,833	$8,312

Mortgage loan derivative assets	$464	$—	$464	$—
Mortgage loan derivative liabilities	101	—	101	—
Interest rate swap liabilities	148	—	148	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Available for Sale Securities:
Balance at beginning of period	$54,819	$1,600	$8,312	$1,290
Purchases	2,785	8,000	49,729	8,000
Principal payments	(550)	—	(550)	—
Total unrealized gains (losses) included in other comprehensive loss	269	247	(168)	557

Balance at end of period	$57,323	$9,847	$57,323	$9,847

Mortgage Servicing Rights:
Balance at beginning of period	$3,336		$—
Transfers to Level 3	—		1,554
Issuances	460		1,032
Amortization	—		—
Settlements	(36)		(123)
Change in fair value recognized in net income	(51)		1,246

Balance at end of period	$3,709		$3,709

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

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, effective January 1, 2013, (See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$2,186	$—	$—	$2,186
Other real estate owned	2,129	—	—	2,129

Total	$4,315	$—	$—	$4,315

December 31, 2012
Impaired loans	$1,211	$—	$—	$1,211
Other real estate owned	2,846	—	—	2,846

Total	$4,057	$—	$—	$4,057

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

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Impaired loans	$(209)	$(127)	$(821)	$(337)
Other real estate owned	(12)	—	(81)	(183)

Total	$(221)	$(127)	$(902)	$(520)

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

As of September 30, 2013 and December 31, 2012, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets:
Cash and cash equivalents	$54,471	$54,471	$—	$—	$54,471
Available for sale securities	370,127	3,258	309,546	57,323	370,127
Held to maturity securities	14,141	—	14,564	—	14,564
Loans held for sale	2,904	—	2,904	—	2,904
Loans receivable-net	1,637,325	—	—	1,639,076	1,639,076
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,879	—	—	5,879	5,879
Mortgage loan derivative assets	207	—	207	—	207
Mortgage servicing rights	3,709	—	—	3,709	3,709
Interest rate swaps	6,381	—	6,381	—	6,381
Financial liabilities:
Deposits	1,692,072	—	—	1,599,792	1,599,792
Mortgagors’ and investors’ escrow accounts	3,635	—	—	3,635	3,635
FHLBB advances and other borrowings	196,246	—	—	198,825	198,825
Mortgage loan derivative liabilities	112	—	112	—	112
Interest rate swaps	854	—	854	—	854
December 31, 2012
Financial assets:
Cash and cash equivalents	35,315	35,315	—	—	35,315
Available for sale securities	241,389	3,244	229,833	8,312	241,389
Held to maturity securities	6,084	—	6,681	—	6,681
Loans held for sale	5,292	—	5,292	—	5,292
Loans receivable-net	1,586,985	—	—	1,624,001	1,624,001
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	4,862	—	—	4,862	4,862
Mortgage loan derivative assets	464	—	464	—	464
Financial liabilities:
Deposits	1,504,680	—	—	1,513,188	1,513,188
Mortgagors’ and investors’ escrow accounts	6,776	—	—	6,776	6,776
Advances from FHLBB	143,106	—	—	148,201	148,201
Mortgage loan derivative liabilities	101	—	101	—	101
Interest rate swaps	148	—	148	—	148

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company

Note 5. Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,804	$45	$707	$6,142
Government-sponsored residential mortgage-backed securities	90,469	1,803	1,797	90,475
Government-sponsored residential collateralized debt obligations	56,559	193	1,105	55,647
Government-sponsored commercial mortgage-backed securities	13,908	—	865	13,043
Government-sponsored commercial collateralized debt obligations	5,045	—	302	4,743
Asset-backed securities	92,967	15	1,736	91,246
Corporate debt securities	40,868	790	2,036	39,622
Obligations of states and political subdivisions	67,222	—	4,320	62,902

Total debt securities	373,842	2,846	12,868	363,820

Marketable equity securities, by sector:
Banks	3,068	—	19	3,049
Industrial	109	85	—	194
Mutual funds	2,783	79	5	2,857
Oil and gas	131	76	—	207

Total marketable equity securities	6,091	240	24	6,307

Total available for sale securities	$379,933	$3,086	$12,892	$370,127

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$10,092	$129	$94	$10,127
Government-sponsored residential mortgage-backed securities	4,049	388	—	4,437

Total held to maturity securities	$14,141	$517	$94	$14,564

December 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$12,413	$304	$—	$12,717
Government-sponsored residential mortgage-backed securities	87,769	3,445	70	91,144
Government-sponsored residential collateralized debt obligations	20,798	150	1	20,947
Government-sponsored commercial mortgage-backed securities	9,179	123	—	9,302
Government-sponsored commercial collateralized debt obligations	5,048	87	—	5,135
Asset-backed securities	11,193	26	19	11,200
Corporate debt securities	19,760	695	1,637	18,818
Obligations of states and political subdivisions	67,458	1,473	127	68,804

Total debt securities	233,618	6,303	1,854	238,067

Marketable equity securities, by sector:	68	10	—	78
Banks	109	50	—	159
Industrial	2,756	131	—	2,887
Mutual funds	135	63	—	198

Oil and gas	3,068	254	—	3,322

Total marketable equity securities	$236,686	$6,557	$1,854	$241,389

Total available for sale securities
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,084	$597	$—	$6,681

At September 30, 2013, the net unrealized loss on securities available for sale of $9.8 million, net of an income tax benefit of $3.4 million, or $6.4 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Maturity:
Within 1 year	$604	$608	$—	$—
After 1 year through 5 years	21,469	21,972	—	—
After 5 years through 10 years	22,712	22,028	—	—
After 10 years	70,109	64,058	10,092	10,127

	114,894	108,666	10,092	10,127
Mortgage-backed securities	90,469	90,475	4,049	4,437
Government-sponsored residential collateralized debt obligations	56,559	55,647	—	—
Government-sponsored commercial mortgage-backed securities	13,908	13,043	—	—
Government-sponsored commercial collateralized debt obligations	5,045	4,743	—	—
Asset-backed securities	92,967	91,246	—	—

Total debt securities	$373,842	$363,820	$14,141	$14,564

At September 30, 2013, the Company had nine encumbered securities, with a fair value of $25.9 million pledged as collateral for reverse repurchase borrowings.

For the three months ended September 30, 2013 and 2012, gross gains of $184,000 and $214,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $155,000 and $0, respectively, realized on the sale of available for sale securities for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, gross gains of $805,000 and $363,000, respectively, were realized on the sales of available for sale securities. Gross losses realized on the sale of available for sale securities were $220,000 and $28,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company did not own any investment or mortgage-backed securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The Company’s investment committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of September 30, 2013, the estimated fair value of this portfolio was $73.0 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $73.0 million, $25.2 million were representative of general obligation bonds for which $17.4 million are obligations of political subdivisions of the respective state. For all municipal debt purchases, the Management Investment Committee under the direction of the ALCO committee approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At September 30, 2013, one security, with an estimated fair value of $1.0 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, a AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
Available for sale:
Debt Securities:
U.S. Government and government sponsored enterprise obligations	$4,286	$707	$—	$—	$4,286	$707
Government-sponsored residential mortgage-backed securities	45,924	1,797	—	—	45,924	1,797
Government-sponsored residential collateralized debt obligations	36,376	1,105	—	—	36,376	1,105
Government-sponsored commercial mortgage-backed securities	13,043	865	—	—	13,043	865
Government-sponsored commercial collateralized debt obligations	4,743	302	—	—	4,743	302
Asset-backed securities	87,197	1,736	—	—	87,197	1,736
Corporate debt securities	16,100	531	1,342	1,505	17,442	2,036
Obligations of states and political subdivisions	62,902	4,320	—	—	62,902	4,320

Total debt securities	270,571	11,363	1,342	1,505	271,913	12,868
Marketable equity securities	3,247	24	—	—	3,247	24

	$273,818	$11,387	$1,342	$1,505	$275,160	$12,892

December 31, 2012
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$10,360	$70	$—	$—	$10,360	$70
Government-sponsored residential collateralized debt obligations	4,151	1	—	—	4,151	1
Asset-backed securities	4,173	19	—	—	4,173	19
Corporate debt securities	—	—	1,208	1,637	1,208	1,637
Obligations of states and political subdivisions	6,632	127	—	—	6,632	127

Total debt securities	$25,316	$217	$1,208	$1,637	$26,524	$1,854

Of the securities summarized above as of September 30, 2013, 166 issues had unrealized losses equaling 4.0% of the cost basis for less than twelve months and one issue had an unrealized loss of 52.9% of the amortized cost basis for twelve months or more. As of December 31, 2012, nineteen issues had unrealized losses equaling 0.85% of the cost basis for less than twelve months and one issue had losses equaling 57.54% of the cost basis for twelve months or more.

As of September 30, 2012, two held to maturity securities had unrealized losses equaling 2.2% of the cost basis for less than twelve months. There were no held to maturity securities with unrealized losses at December 31, 2012.

Management believes that no individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.

The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2013.

U.S. Government and government-sponsored enterprises and mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage- backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to twenty securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

Corporate debt securities. The unrealized losses on corporate debt securities are related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this security to be other-than-temporarily impaired at September 30, 2013.

Asset-Backed Securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities. The majority of these securities have resetting coupons that adjust on quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2013 and December 31, 2012 is as follows:

		Weighted-
	Notional	Average Remaining	Weighted-Average Rate			Estimated Fair Value
	Amount	Maturity	Received	Paid		Asset (Liability)
	(In thousands)	(In years)				(In thousands)
September 30, 2013
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$100,000	7.00	TBD (1)	2.40%		$5,592
Fair value hedge:
Interest rate swap	20,000	4.27	1.10%	0.23	%(2)	(104)
Non-hedging derivatives:
Forward loan sale commitments	11,365	—				(112)
Derivative loan commitments	9,309	—				207
Loan level swaps—dealer(3)	25,340	8.77	2.06%	4.56%		(746)
Loan level swaps—borrowers(3)	25,340	8.77	4.56%	2.06%		785

Total	$191,354					$5,622

December 31, 2012
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$75,000	7.00	TBD (1)	2.30%		$(148)

(1)	The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.
(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of September 30, 2013
(3)	The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, the Company did not record any hedge ineffectiveness.

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

As of September 30, 2013, the Company had three outstanding interest rate derivatives with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk.

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During each of the three and nine months ended September 30, 2013, the Company recognized net losses of $2,000 in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of approximately $37,000 and $40,000, respectively, for the three and nine months ended September 30, 2013 related to net settlements on the derivatives.

As of September 30, 2013, the Company had outstanding interest rate derivatives with a notional of $20.0 million that was designated as a fair value hedge of interest rate risk.

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

As of September 30, 2013, the Company had four borrower-facing rate derivatives with an aggregate notional amount of $25.3 million and four broker derivatives also with an aggregate notional value amount of $25.3 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2013.

Fair Values of Derivative Instruments

		Fair Value
(In thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap—cash flow hedge	Other Assets	$5,592	$—
Interest rate swap—cash flow hedge	Other Liabilities	—	(148)
Interest rate swap—fair value hedge	Other Assets	4	—
Interest rate swap—fair value hedge	Other Liabilities	(108)	—

Total derivatives designated as hedging instruments		$5,488	$(148)

Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other (Liabilities) / Assets	$(112)	$464
Derivative loan commitment	Other Assets / (Liabilities)	207	(101)
Interest rate swap—non designated hedge	Other Assets	785	—
Interest rate swap—non designated hedge	Other Liabilities	(746)	—

Total derivatives not designated as hedging instruments		$134	$363

Cash Flow Hedges

	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	2013	2012	2013	2012
(In thousands)
Interest Rate Swaps	$(102)	$(350)	$5,740	$(383)

Total	$(102)	$(350)	$5,740	$(383)

Effect of Derivative Instruments on the Income Statement

The tables below present information pertaining to the Company’s derivatives on the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012.

Fair Value Hedges

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value	Location on Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
(In thousands)
Interest Rate Swaps	Interest expense	$111	$—	$(109)	$—

		Amount of (Loss) Gain Recognized in Income on Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest Rate Swaps	Interest expense	$(113)	$—	$107	$—

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments on the Consolidated Statements of Net Income as of September 30, 2013.

	Amount of (Loss) Gain Recognized for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Derivative loan commitment	$219	$—	$(118)	$—
Forward loan sale commitments	(493)	(195)	(150)	(211)
Interest rate swaps	37	—	40	—

	$(237)	$(195)	$(228)	$(211)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of September 30, 2013, the counterparties related to these agreements posted $5.9 million of collateral to the Company.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $865,000. As of September 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $585,000 against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 7. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	September 30, 2013	December 31, 2012
Real estate loans:
Residential	$612,946	$683,195
Commercial	753,589	697,133
Construction—residential	5,155	3,338
Construction—commercial	56,961	46,642

Total real estate loans	1,428,651	1,430,308
Commercial business loans	222,784	171,632
Installment loans	891	1,184
Collateral loans	1,386	1,567

Total loans	1,653,712	1,604,691
Net deferred loan costs and premiums	2,316	771
Allowance for loan losses	(18,703)	(18,477)

Loans—net	$1,637,325	$1,586,985

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

At September 30, 2013, the Company has a loan loss allowance of $18.7 million, or 1.13% of total loans as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:

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

The following table presents the Company’s loans by risk rating at September 30, 2013 and December 31, 2012.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
September 30, 2013
Loans rated 1-5	$600,468	$728,345	$58,649	$208,405	$2,233
Loans rated 6	2,383	10,778	444	8,182	—
Loans rated 7	10,095	14,466	3,023	6,197	44
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$612,946	$753,589	$62,116	$222,784	$2,277

December 31, 2012
Loans rated 1-5	$669,905	$673,844	$43,488	$158,576	$2,699
Loans rated 6	2,182	14,121	4,310	5,366	—
Loans rated 7	11,108	9,168	2,182	7,690	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,195	$697,133	$49,980	$171,632	$2,751

Changes in the allowance for loan losses for the periods ended September 30, 2013 and 2012 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended September 30,2013
Balance, beginning of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345
Provision (credit) for loan losses	58	28	308	342	36	(240)	532
Loans charged off	(145)	—	(1)	(65)	(40)	—	(251)
Recoveries of loans previously charged off	61	—	—	9	7	—	77

Balance, end of period	$5,948	$8,303	$1,047	$3,354	$31	$20	$18,703

Three Months Ended September 30, 2012
Balance, beginning of period	$5,818	$7,173	$1,088	$2,991	$44	$189	$17,303
Provision (credit) for loan losses	(146)	232	98	388	(4)	225	793
Loans charged off	(145)	—	—	—	(9)	—	(154)
Recoveries of loans previously charged off	134	—	—	—	3	—	137

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Nine Months Ended September 30,2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	285	397	490	571	43	(460)	1,326
Loans charged off	(613)	(145)	(250)	(151)	(63)	—	(1,222)
Recoveries of loans previously charged off	82	—	—	18	22	—	122

Balance, end of period	$5,948	$8,303	$1,047	$3,354	$31	$20	$18,703

Nine Months Ended September 30, 2012
Balance, beginning of period	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision (credit) for loan losses	1,138	819	(100)	817	—	4	2,678
Loans charged off	(692)	(108)	—	(2)	(28)	—	(830)
Recoveries of loans previously charged off	144	—	—	49	13	—	206

Balance, end of period	$5,661	$7,405	$1,186	$3,379	$34	$414	$18,079

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2013 and December 31, 2012 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
September 30, 2013
Allowance related to loans deemed impaired	$145	$—	$—	$13	$—	$—	$158
Allowance related to loans not deemed impaired	5,803	8,303	1,047	3,341	31	20	18,545

Total allowance for loan losses	$5,948	$8,303	$1,047	$3,354	$31	$20	$18,703

Loans deemed impaired	$9,455	$4,040	$2,572	$1,398	$31	$—	$17,496
Loans not deemed impaired	603,491	749,549	59,544	221,386	2,246	—	1,636,216

Total loans	$612,946	$753,589	$62,116	$222,784	$2,277	$—	$1,653,712

December 31, 2012
Allowance related to loans deemed impaired	$97	$—	$1	$220	$—	$—	$318
Allowance related to loans not deemed impaired	6,097	8,051	806	2,696	29	480	18,159

Total allowance for loan losses	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

Loans deemed impaired	$9,867	$1,108	$3,034	$2,627	$45	$—	$16,681
Loans not deemed impaired	673,328	696,025	46,946	169,005	2,706	—	1,588,010

Total loans	$683,195	$697,133	$49,980	$171,632	$2,751	$—	$1,604,691

The following is a summary of past due and non-accrual loans at September 30, 2013 and December 31, 2012:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
September 30, 2013
Real estate loans:
Residential	$552	$1,298	$3,348	$5,198	$—	$9,040
Commercial	—	811	1,086	1,897	—	1,086
Construction	—	—	1,221	1,221	—	1,442
Commercial business loans	—	23	319	342	—	915
Installment and collateral	1	4	3	8	—	31

Total	$553	$2,136	$5,977	$8,666	$—	$12,514

December 31, 2012
Real estate loans:
Residential	$5,818	$3,087	$4,794	$13,699	$—	$9,867
Commercial	8,235	466	1,230	9,931	—	1,108
Construction	1,046	121	1,497	2,664	—	2,409
Commercial business loans	301	3	62	366	—	2,626
Installment and collateral	16	5	46	67	—	46

Total	$15,416	$3,682	$7,629	$26,727	$—	$16,056

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$7,145	$7,145		$9,170	$9,170
Commercial	4,040	4,040		1,108	1,108
Construction	2,572	2,572		2,538	2,538
Commercial business loans	1,365	1,365		2,291	2,291
Installment and collateral loans	31	31		45	45

Total	15,153	15,153		15,152	15,152

Impaired loans with a valuation allowance:
Real estate loans:
Residential	2,310	2,310	$145	697	697	$97
Construction	—	—	—	496	496	1
Commercial business loans	33	33	13	336	336	220

Total	2,343	2,343	158	1,529	1,529	318

Total	$17,496	$17,496	$158	$16,681	$16,681	$318

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months			For the Three Months
	Ended September 30, 2013			Ended September 30, 2012
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$7,938	$82	$82	$8,339	$87	$87
Commercial	4,270	—	—	1,991	11	11
Construction	2,437	11	11	1,228	5	5
Commercial business loans	1,213	6	6	1,050	10	10
Installment and collateral loans	31	—	—	33	—	—

Total	15,889	99	99	12,641	113	113

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,737	8	8	1,639	2	2
Commercial business loans	17	—	—	357	5	5

Total	1,754	8	8	1,996	7	7

	$17,643	$107	$107	$14,637	$120	$120

	For the Nine Months			For the Nine Months
	Ended September 30, 2013			Ended September 30, 2012
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,342	$281	$281	$8,217	$277	$277
Commercial	2,917	45	45	1,588	57	57
Construction	2,174	28	28	1,140	33	33
Commercial business loans	1,474	37	37	1,372	51	51
Installment and collateral loans	35	1	1	32	2	2

Total	14,942	392	392	12,349	420	420

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,508	38	38	1,358	39	39
Construction	321	—	—	—	—	—
Commercial business loans	175	4	4	178	6	6
Installment and collateral loans	3	—	—	—	—	—

Total	2,007	42	42	1,536	45	45

	$16,949	$434	$434	$13,885	$465	$465

Management has established the allowance for loan loss in accordance with GAAP at September 30, 2013 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2013 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2013 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012 are set forth in the following table:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate	4	$508	$508	6	$1,001	$1,001
Commercial real estate	—	—	—	2	3,159	3,159
Construction	3	521	521	3	521	521
Commercial business	1	50	50	1	50	50
Installment and collateral	—	—	—	2	30	30

	8	$1,079	$1,079	14	$4,761	$4,761

Troubled debt restructurings that defaulted within twelve months of restructuring during the three and nine months ended September 30, 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Residential real estate	2	$344	3	$408

	2	$344	3	$408

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential real estate	—	$—	$—	1	$27	$—
Construction	—	—	—	5	1,546	1,552

Total troubled debt restructuring	—	$—	$—	6	$1,573	$1,552

Troubled debt restructurings that defaulted within twelve months of restructuring during the three and nine months ended September 30, 2012 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Residential real estate	—	$—	3	$490

Total troubled debt restructuring	—	$—	3	$490

The majority of restructured loans were on non-accrual status as of September 30, 2013 and December 31, 2012. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $395.6 million and $238.1 million as of September 30, 2013 and December 31, 2012, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2013 and 2012 was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 199 and 595, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$3,336	$836	$1,052	$944
Cumulative effect of change in accounting principle	—	—	502	—
Change in fair value recognized in net income	(51)	—	1,246	—
Issuances	460	258	1,032	341
Settlements	(36)	—	(123)	—
Amortization	—	(100)	—	(291)

Balance at end of period	3,709	994	3,709	994

Valuation allowances:
Balance at beginning of period	—	(85)	—	(166)
Recoveries	—	—	—	108
Provisions	—	(39)	—	(66)

Balance at end of period	—	(124)	—	(124)

Mortgage servicing rights, net	$3,709	$870	$3,709	$870

Fair value of mortgage servicing rights at end of period	$3,709	$1,013	$3,709	$1,013

Note 8. Federal Home Loan Bank Advances and Stock and Other Borrowings

FHLB Advances and Stock

The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2013 and December 31, 2012 are summarized below:

	September 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
2013	$76,000	0.25%	$61,000	0.33%
2014	23,112	1.45	8,112	3.70
2015	35,000	2.28	35,000	2.28
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	33,000	2.56
Thereafter	2,942	2.54	2,994	2.54

	$173,054	1.34%	$143,106	1.61%

At September 30, 2013, FHLBB advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $294.1 million and $350.6 million at September 30, 2013 and December 31, 2012, respectively.

In addition to the outstanding advances the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at September 30, 2013 and December 31, 2012. At September 30, 2013 and December 31, 2012 there were no advances outstanding under the line of credit.

In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2013, the Bank could borrow immediately an additional $98.5 million from the FHLBB inclusive of the line of credit.

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

Other Borrowings

As of September 30, 2013, advances outstanding under reverse repurchase agreements totaled $23.2 million. The outstanding advances consisted of three individual borrowings with the remaining terms of five months or less and a weighted average cost of 0.45%.

In addition to the FHLBB advances, reverse repurchase borrowing agreements and committed fed funds lines of credit, the Bank has a relationship with a brokered sweep deposit provider by which funds are provided up to a maximum of 5% of the Bank’s assets. As of September 30, 2013, amounts under this agreement totaled $20.0 million at a cost of 0.50%. As of September 30, 2013, the Bank could borrow an additional $90.9 million through this relationship.

Note 9. Pension and Other Post-Retirement Benefit Plans

Defined Benefit, Supplemental and Other Post-Retirement Plans

The Company offered a defined benefit noncontributory pension plan through December 31, 2012 for eligible employees who met certain minimum service and age requirements hired before January 1, 2005. Pension plan benefits were based upon employee earnings during the period of credited service. The pension plan was hard-frozen effective December 31, 2012. Employees hired on or after January 1, 2005 receive no benefits under the plan. All other employees will accrue no additional retirement benefits on or after January 1, 2013, and the amount of their qualified retirement income will not exceed the amount of benefits determined as of December 31, 2012.

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

The following table presents the amount of net periodic pension cost for the three and nine months ended September 30, 2013 and 2012.

			Supplemental
			Executive		Other Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
	For the Quarter		For the Quarter		For the Quarter
	Ended September 30,		Ended September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012	2013	2012
Service cost	$13	$265	$8	$10	$9	$8
Interest cost	262	291	12	11	23	25
Expected return on plan assets	(434)	(423)	—	—	—	—
Amortization:
Loss	196	309	1	1	16	19
Prior service (credit) cost	—	(12)	5	7	—	—

Net periodic benefit cost	$37	$430	$26	$29	$48	$52

			Supplemental
			Executive		Other Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012	2013	2012
Service cost	$38	$794	$29	$29	$27	$23
Interest cost	786	873	35	33	68	76
Expected return on plan assets	(1,301)	(1,268)	—	—	—	—
Amortization:
Loss	588	927	5	3	49	58
Prior service (credit) cost	—	(36)	18	21	—	—
Additional amount recognized due to settlement or curtailment	—	—	199	—	—	—

Net periodic benefit cost	$111	$1,290	$286	$86	$144	$157

In addition to the above, the Company entered into a non-qualified, Supplemental Executive Retirement Plan with the Company’s president in December 2012. Plan expenses for the three and nine months ended September 30, 2013 were $18,000 and $54,000, respectively. The accrued liability was $114,000 as of September 30, 2013.

Note 10. Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, the Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of December 31, 2012, 14,603 restricted stock shares and 161,841 stock options remained available for future grants. During the nine months ended September 30, 2013, there were no restricted stock shares and 94,419 stock options granted. Additionally, 1,717 restricted stock shares and 11,720 stock options were forfeited and re-entered the pool of available shares for future grants. As of September 30, 2013, 16,319 restricted stock shares and 79,142 stock options remain available for future grants under the Plan.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2012, 258,390 restricted stock shares and 810,537 stock options remained available for future grants. During the nine months ended September 30, 2013, there were 53,834 restricted stock shares and 342,817 stock options granted. Of the 53,834 restricted shares granted in 2013, 15,391 shares are performance-related. Additionally, 4,424 restricted stock shares and 14,328 stock options were forfeited and re-entered the pool of available shares for future grants. There was also an adjustment for performance-related restricted stock shares of 19,498 shares, which were removed from the pool of remaining shares in anticipation of a coming performance-related vestings. As of September 30, 2013, 189,482 restricted stock shares and 482,048 stock options remain available for future grants under the 2012 Plan.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $475,000 with a related tax benefit recorded of $166,000 for the three months ended September 30, 2013, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $59,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $416,000. The total charge of $475,000 for the three months ended September 30, 2013 includes $293,000 of cost related to 22,080 vested restricted shares used for income tax withholding on behalf of certain executives in the three months ended September 30, 2013.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $2.1 million with a related tax benefit recorded of $743,000 for the nine months ended September 30, 2013, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $664,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.5 million. The total charge of $2.1 million for the nine months ended September 30, 2013 includes $319,000 related to 24,118 vested restricted shares used for income tax withholding on behalf of certain executives which occurred in the first nine months of 2013.

Stock Options: The following table presents the activity related to stock options under the Plans for the nine months ended September 30, 2013:

			Weighted-Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2012	1,996,843	$10.12
Granted	437,236	13.20
Exercised	(82,171)	8.77
Forfeited or expired	(26,048)	10.76

Outstanding at September 30, 2013	2,325,860	$10.74	7.5	$5,358

Stock options vested and exercisable at September 30, 2013	1,318,420	$10.04	6.3	$—

The aggregate fair value of options that vested was $764,000 and $541,000 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the unrecognized cost related to the stock options awarded of $1.4 million will be recognized over a weighted-average period of 2.3 years.

For share-based compensation recognized for the nine months ended September 30, 2013, the Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. There were 437,236 stock options granted in the first nine months of 2013. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at September 30, 2013 as follows:

	September 30, 2013	September 30, 2012
Weighted per share average fair value of options granted	$1.80	$1.47
Assumptions:
Risk-free interest rate	1.61%	0.91%
Expected volatility	20.33%	22.27%
Expected dividend yield	3.03%	3.28%
Expected life of options granted	6.0 years	6.0 years

There were no options granted in the three months ended September 30, 2013 and 2012.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the nine months ended September 30, 2013:

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested as of December 31, 2012	378,604	$10.89
Granted	53,834	13.20
Vested	(178,725)	10.97
Forfeited	(6,141)	10.27

Unvested as of September 30, 2013	247,572	$11.35

The fair value of restricted shares that vested during the nine months ended September 30, 2013 and 2012 was $2.0 million and $806,000, respectively. As of September 30, 2013, there was $2.1 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 1.8 years.

During the nine months ended September 30, 2013, the Company granted 53,834 shares of restricted stock out of Treasury stock. In conjunction with the grant, 5,780 shares of restricted stock vested immediately.

Of the remaining unvested restricted stock, 2,362 shares will vest in 2013, 90,763 in 2014, 133,269 in 2015 and 21,178 in 2016. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $1.9 million at September 30, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of two years. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.

As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.8 million at September 30, 2013 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years.

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

At September 30, 2013, the two loans had an outstanding balance of $8.7 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. The ESOP compensation expense for the nine months ended September 30, 2013 and 2012 was $1.3 million and $1.1 million, respectively.

The ESOP shares as of September 30, 2013 were as follows:

Shares released for allocation	991,262
Unreleased shares	754,306

Total ESOP shares	1,745,568

Market value of unreleased shares at September 30, 2013 (in thousands)	$9,806

In September 2013, the Company announced that it will be merging its ESOP with its Defined Contribution Plan, or 401(k) Plan, effective January 1, 2014.

Note 11. Income Taxes

As of September 30, 2013 and December 31, 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended after December 31, 2009.

As of September 30, 2013 and December 31, 2012, the Company has not recorded any interest and penalties related to uncertain tax positions.

Note 12. Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

				Accumulated
	Net Unrealized	Net Unrealized Gain	Net Unrealized (Loss)	Other
	(Loss) Gain on	(Loss) on Available	Gain on Interest	Comprehensive
(In thousands)	Benefit Plans	For Sale Securities	Rate Swaps	Loss
December 31, 2012	$(7,006)	$3,055	$(96)	$(4,047)
Change	498	(9,432)	3,731	(5,203)

September 30, 2013	$(6,508)	$(6,377)	$3,635	$(9,250)

Note 13. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2013, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2013 and December 31, 2012 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be
			Minimum For		Well-Capitalized
			Capital		Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Rockville Bank:
September 30, 2013
Total capital to risk weighted assets	$286,696	16.4%	$139,937	8.0%	$174,921	10.0%
Tier 1 capital to risk weighted assets	267,249	15.3	70,006	4.0	105,009	6.0
Tier 1 capital to total average assets	267,249	12.3	86,910	4.0	108,638	5.0
December 31, 2012
Total capital to risk weighted assets	$272,111	17.4%	$124,893	8.0%	$156,116	10.0%
Tier 1 capital to risk weighted assets	253,089	16.2	62,453	4.0	93,679	6.0
Tier 1 capital to total average assets	253,089	12.9	78,721	4.0	98,402	5.0
Rockville Financial, Inc.:
September 30, 2013
Total capital to risk weighted assets	$322,429	18.4%	$140,569	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,982	17.3	70,257	4.0	N/A	N/A
Tier 1 capital to total average assets	302,982	13.9	87,064	4.0	N/A	N/A
December 31, 2012
Total capital to risk weighted assets	$342,505	21.9%	$125,345	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	323,483	20.6	62,691	4.0	N/A	N/A
Tier 1 capital to total average assets	323,483	16.5	78,373	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of September 30, 2013, $42.4 million is available for payment of dividends.

Note 14. Net Income Per Share

The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share data)	2013	2012	2013	2012
Net income available to common stockholders	$4,620	$4,668	$12,470	$11,472

Adjusted weighted-average common shares outstanding	29,459,424	29,464,831	29,476,348	29,479,091
Less: average number of treasury shares	(3,192,225)	(900,344)	(2,328,930)	(649,679)
Less: average number of unvested ESOP award shares	(775,561)	(904,491)	(807,476)	(936,526)

Weighted-average basic shares outstanding	25,491,638	27,659,996	26,339,942	27,892,886
Dilutive effect of stock options	340,985	187,025	340,820	174,243

Weighted-average diluted shares	25,832,623	27,847,021	26,680,762	28,067,129

Net income per share:
Basic	$0.18	$0.17	$0.47	$0.41
Diluted	$0.18	$0.17	$0.47	$0.41

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commitment to grant loans	$76,925	$63,086
Undisbursed construction loans	101,026	71,459
Undisbursed home equity lines of credit	140,700	139,238
Undisbursed commercial lines of credit	26,989	76,673
Standby letters of credit	8,608	8,691
Unused checking overdraft lines of credit	39	51

	$354,287	$359,198

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

Legal Matters: The Company is not involved in any legal proceedings deemed to be material as of September 30, 2013 which have arisen in the normal course of business.

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

Our Business

General

By assets, Rockville Financial, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $2.22 billion and stockholders’ equity of $295.2 million at September 30, 2013. The Company delivers financial services to individuals, families and businesses throughout Connecticut and the region through its 22 banking offices, its commercial loan production office, its mortgage loan production office, 38 ATMs and internet website (www. rockvillebank.com). The Company’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

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

In July 2013, the three Federal bank regulatory agencies (the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) approved the final Basel III rules that amended the existing capital adequacy requirements of banks and bank holding companies for smaller banks as defined. The new rules will become effective for smaller banks and bank holding companies on January 15, 2015. The Company believes it will continue to exceed all expected well-capitalized regulatory requirements upon the implementation of Basel III.

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

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first nine months of 2013, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.

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

At September 30, 2013, derivative assets and liabilities were $6.6 million and $966,000, respectively. Further information about our use of derivatives is provided in Note 6, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Operating Results

Executive Overview

Earnings for the third quarter of 2013 were $4.6 million, or $0.18 per diluted share, compared to $4.7 million, or $0.17 per diluted share, for the third quarter in 2012. For the nine months ended September 30, 2013 and 2012 the Company recorded earnings of $12.5 million, or $0.47 per diluted share, and $11.5 million, or $0.41 per diluted share, respectively.

The Company’s results can be attributed to its continued business momentum characterized by solid revenues, balance sheet growth, continued success in the financial advisory business and a strong loan level hedging strategy, in tandem with solid asset quality and disciplined expense control.

The Company’s tax-equivalent net interest margin for the three months ended September 30, 2013 was 3.32%, a decrease of 43 basis points over the prior year quarter of 3.75%. The tax-equivalent net interest margin for the nine months ended September 30, 2013 was 3.43% compared to 3.80% for the same period in 2012. The general year over year trends impacting the margin from the first and second quarters continued in the third quarter, which includes decreased yields on loans and investments due to the low interest rate environment. Additionally, downward pressure was felt in the net-interest margin as a result of a loan level hedging program that the Company implemented in the second quarter. The loan level hedging program serves as a strong fee generator for the Company, but converts fixed rate assets to floating rate, which typically have a lower yield at inception. Furthermore, the secondary market strategy of opportunistically selling long duration fixed rate residential originations without adding to the legacy higher-yielding residential portfolio has had a significant impact on the residential portfolio’s contribution to net interest margin. To offset these decreases the Company grew the average balances of interest-earning assets and managed its cost of funds downward, particularly in borrowings. However, for both the current quarter and year-to-date periods, the average yield on interest-earning assets has declined more than double that of the decline in the average cost of deposits and borrowings. The sustained period of low interest rates has impacted the net interest margin as interest-earning assets continue to originate or reprice downward while the cost of interest-bearing deposits has for all practical purposes reached a floor. The net-interest margin could continue to be adversely impacted if the low interest rate environment persists.

The Company’s strategy with interest rate risk management is to shorten asset durations while maintaining a relatively short duration of wholesale funding and incentivizing retail customers to originate longer duration instruments; affording the Company flexibility to increase duration of wholesale funding to respond to changes in the interest rate environment. The Company will continually reassess this strategy in light of new economic data releases and market expectations for changes to interest rates.

Execution of the strategy has reduced the Company’s sensitivity to rising interest rates by nearly half from the exposure reported in the quarter ended June 30, 2013 in year one of the Company’s interest rate risk model. However, in year two the model reports an increase of net interest income due to the origination of variable rate assets during the third quarter as well as a $50 million notional forward starting hedge that becomes effective in the second year of the model, which has the effect of adding a longer duration liability improving sensitivity to rising interest rates.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout Connecticut and the region. The allowance for loan losses to total loans ratio was 1.13% and 1.15%, the allowance for loan losses to non-performing loans ratio was 149.45% and 115.08%, and the ratio of non-performing loans to total loans was 0.76% and 1.00% at September 30, 2013 and December 31, 2012, respectively. A provision for loan losses of $532,000 was recorded for the current quarter compared to $793,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the provision for loan loss expense was $1.3 million and $2.7 million, respectively.

The Company continues to demonstrate discipline with expense control. Non-interest expense as a percentage of average assets was 2.71% and 2.88% for the three and nine months ended September 30, 2013, respectively. Included in the nine month period were non-recurring expenses of approximately $1.4 million. Excluding these items the non-interest expense as a percentage of average assets would have been 2.80%.

The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Selected Financial Data

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2013	2012	2013	2012
Share Data:
Basic net income per share common	$0.18	$0.17	$0.47	$0.41
Diluted net income per share common	0.18	0.17	0.47	0.41
Dividends declared per share	0.10	0.09	0.30	0.26
Operating Data:
Total operating revenue	$21,973	$21,578	$64,173	$59,524
Total operating expense	14,763	14,510	45,291	40,668
Key Ratios:
Return on average assets	0.85%	0.97%	0.79%	0.82%
Return on average equity	6.28%	5.73%	5.40%	4.66%
Tax-equivalent net interest margin	3.32%	3.75%	3.43%	3.80%
Non-interest expense to average assets	2.71%	3.00%	2.88%	2.90%
Cost of interest-bearing deposits	0.57%	0.68%	0.59%	0.74%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$10,436	$11,058	$10,436	$11,058
Troubled debt restructures—non-accruing	2,078	2,965	2,078	2,965

Total non-performing loans	12,514	14,023	12,514	14,023
Other real estate owned	2,129	2,618	2,129	2,618

Total non-performing assets	$14,643	$16,641	$14,643	$16,641

Non-performing loans to total loans	0.76%	0.91%	0.76%	0.91%
Non-performing assets to total assets	0.66%	0.85%	0.66%	0.85%
Allowance for loan losses to non-performing loans	149.45%	128.93%	149.45%	128.93%
Allowance for loan losses to total loans	1.13%	1.17%	1.13%	1.17%
Non GAAP Ratio:
Efficiency ratio	67.18%	67.24%	70.58%	68.32%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2013 and 2012. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013			2012
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$651,996	$6,112	3.75%	$698,319	$7,108	4.07%
Commercial real estate loans	741,345	8,293	4.44	637,107	8,385	5.24
Construction loans	47,779	435	3.61	50,009	472	3.75
Commercial loans	207,656	2,027	3.87	169,314	1,877	4.41
Installment and collateral loans	2,534	31	4.91	3,199	41	5.17
Securities	365,364	2,832	3.10	233,104	1,991	3.42
Federal Home Loan Bank stock	15,053	14	0.37	15,867	20	0.50
Other earning assets	22,645	18	0.32	23,385	13	0.22

Total interest-earning assets	2,054,372	19,762	3.83	1,830,304	19,907	4.34

Allowance for loan losses	(18,544)			(17,668)
Non-interest-earning assets	141,767			122,068

Total assets	$2,177,595			$1,934,704

Interest-bearing liabilities:
NOW and money market accounts	$620,540	481	0.31	$518,176	381	0.29
Saving deposits (1)	224,831	35	0.06	209,197	47	0.09
Time deposits	541,042	1,484	1.09	525,799	1,721	1.30

Total interest-bearing deposits	1,386,413	2,000	0.57	1,253,172	2,149	0.68
Advances from the Federal Home Loan Bank	205,391	603	1.16	119,802	558	1.85
Other borrowings	21,067	24	0.45	—	—	—

Total interest-bearing liabilities	1,612,871	2,627	0.65%	1,372,974	2,707	0.78%

Non-interest-bearing liabilities	270,379			236,068

Total liabilities	1,883,250			1,609,042
Stockholders’ equity	294,345			325,662

Total liabilities and stockholders’ equity	$2,177,595			$1,934,704

Net interest-earning assets (3)	$441,501			$457,330

Tax-equivalent net interest income		17,135			17,200
Tax-equivalent net interest rate spread (2)			3.18%			3.56%
Tax-equivalent net interest margin (4)			3.32%			3.75%
Average interest-earning assets to average interest-bearing liabilities			127.37%			133.31%
Less tax-equivalent adjustment		262			236

		$16,873			$16,964

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013			2012
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$659,631	$18,945	3.83%	$689,276	$21,613	4.180%
Commercial real estate loans	711,324	24,882	4.68	616,654	24,763	5.36
Construction loans	47,207	1,276	3.61	49,828	1,391	3.73
Commercial loans	185,369	5,653	4.08	162,566	5,463	4.49
Installment and collateral loans	2,671	98	4.90	3,648	147	5.37
Securities	331,641	7,546	3.03	209,359	5,308	3.38
Federal Home Loan Bank stock	15,279	44	0.39	16,150	63	0.52
Other earning assets	29,370	60	0.27	26,047	50	0.26

Total interest-earning assets	1,982,492	58,504	3.93	1,773,528	58,798	4.43

Allowance for loan losses	(18,574)			(16,986)
Non-interest-earning assets	131,057			111,740

Total assets	$2,094,975			$1,868,282

Interest-bearing liabilities:
NOW and money market accounts	$575,248	1,225	0.28	$475,036	1,015	0.29
Saving deposits (1)	225,810	105	0.06	204,575	199	0.13
Time deposits	534,812	4,532	1.13	523,627	5,432	1.39

Total interest-bearing deposits	1,335,870	5,862	0.59	1,203,238	6,646	0.74
Advances from the Federal Home Loan Bank	179,137	1,777	1.33	105,852	1,669	2.11
Other borrowings	13,622	49	0.48	—	—	—

Total interest-bearing liabilities	1,528,629	7,688	0.67%	1,309,090	8,315	0.85%

Non-interest-bearing liabilities	258,199			230,963

Total liabilities	1,786,828			1,540,053
Stockholders’ equity	308,147			328,229

Total liabilities and stockholders’ equity	$2,094,975			$1,868,282

Net interest-earning assets (3)	$453,863			$464,438

Tax-equivalent net interest income		50,816			50,483
Tax-equivalent net interest rate spread (2)			3.26%			3.58%
Tax-equivalent net interest margin (4)			3.43%			3.80%
Average interest-earning assets to average interest-bearing liabilities			129.69%			135.48%
Less tax-equivalent adjustment		735			502

		$50,081			$49,981

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

Rate\Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2013 Compared to			September 30, 2013 Compared to
	September 30, 2012			September 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$1,036	$(2,021)	$(985)	$2,838	$(5,361)	$(2,523)
Securities	1,040	(199)	841	2,830	(592)	2,238
Other earning assets(1)	(1)	—	(1)	6	(15)	(9)

Total earning assets	2,075	(2,220)	(145)	5,674	(5,968)	(294)

Interest expense:
NOW and money market accounts	78	22	100	213	(3)	210
Savings accounts	3	(15)	(12)	19	(113)	(94)
Time deposits	49	(286)	(237)	114	(1,014)	(900)

Total interest-bearing deposits	130	(279)	(149)	346	(1,130)	(784)
FHLBB advances	92	(47)	45	235	(127)	108
Other borrowings	24	—	24	49	—	49

Total interest-bearing liabilities	246	(326)	(80)	630	(1,257)	(627)

Change in tax-equivalent net interest income	$1,829	$(1,894)	$(65)	$5,044	$(4,711)	$333

(1)	Includes FHLBB stock

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2013 and 2012.

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in the tables, tax-equivalent net interest income decreased $65,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The yield on average earning assets declined 51 basis points for the three months ended September 30, 2013 and the cost of interest-bearing liabilities declined 13 basis points compared to the same period in the prior year. Partially offsetting the negative impact of the decline in the tax-equivalent interest rate spread was an increase of $224.1 million of average earning assets for the three months ended September 30, 2013 compared to September 30, 2012. However, as a result of the greater decline in the yield of interest-earning assets than the decline in the cost on interest-earning liabilities, the tax-equivalent net interest margin decreased by 43 basis points to 3.32% for the three months ended September 30, 2013, from 3.75% for the three months ended September 30, 2012.

For the nine months ended September 30, 2013 tax-equivalent net interest income was $50.8 million, an increase of $333,000 compared to the same period in 2012. The increase for the nine months ended September 30, 2013 was primarily due to: a) an increased volume of securities offset by a rate reduction due to the addition of adjustable rate securities to the portfolio with lower initial yields; b) the increased average balance of loans, the impact of which was partially offset by a lower yield of 45 basis points; c) an increase of $233,000 in the tax-free income adjustment primarily from the addition of investments in municipal bonds; d) the higher cost of borrowings driven by a $86.9 million increase in borrowed funds which was partially offset by an 84 basis point reduction in borrowing costs; and e) the shift in the mix of funding sources from higher cost time deposits to core interest and non-interest-bearing deposits which was a factor in reducing the cost of funds.

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

Management recorded a provision of $532,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively, compared to $793,000 and $2.7 million for the same periods of 2012. The primary factors that influenced management’s decision to record these provision expenses were due to the ongoing assessment of estimated exposure on impaired loans, the increase in net loans outstanding of $50.3 million and loan volume realized during the period. Impaired loans totaled $17.5 million at September 30, 2013 compared to $16.7 million at December 31, 2012, an increase of $814,000, or 4.9%. At September 30, 2013, the allowance for loan losses totaled $18.7 million, which represented 1.13% of total loans and 149.45% of non-performing loans compared to an allowance for loan losses of $18.5 million, which represented 1.15% of total loans and 115.08% of non-performing loans as of December 31, 2012. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income:

Total non-interest income was $5.1 million and $14.1 million for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, non-interest income represented 23.2% and 22.0% of total net revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2013 and 2012:

Non-Interest Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service charges and fees	$2,571	$1,578	$993	62.9%	$6,125	$4,798	$1,327	27.7%
Net gain from sales of securities	29	214	(185)	(86.4)	585	335	250	74.6
Net gain from sales of loans	1,736	2,514	(778)	(30.9)	4,797	3,083	1,714	55.6
BOLI income	544	527	17	3.2	1,578	1,357	221	16.3
Other income (loss)	220	(219)	439	200.5	1,007	(30)	1,037	3,456.7

Total non-interest income	$5,100	$4,614	$486	10.5%	$14,092	$9,543	$4,549	47.7%

Service Charges and Fees: Service charges and fees were $2.6 million and $6.1 million for the three and nine months ended September 30, 2013, respectively, an increase of $993,000 and $1.3 million from the comparable 2012 periods. The increases were due primarily (a) to increases in loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, (b) increases in fee income produced by the Company’s investment subsidiary, Rockville Financial Services Inc. and (c) fees derived from the Company’s loan level hedge program that was implemented in the second quarter of 2013 that is offered to certain commercial banking customers to facilitate their respective risk management strategies. These increases were partially offset by reductions in loan origination fee income, previously provided by Rockville Bank Mortgage, Inc.

Net Gain From Sales of Securities: For the three months ended September 30, 2013, the Company recorded $29,000 in net gains on security sales compared to $214,000 in the same period in the prior year period. Periodically, the Company evaluates the portfolio for prepayment risk and will act to reduce this exposure. To date, sales in 2013 reflect execution of this strategy. Sales of fast paying, lower market yielding securities in 2013 accounted for the majority of the gains on security sales for the quarter and nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, the Company recorded $585,000 and $335,000, respectively, in net gains on security sales.

Net Gain From Sales of Loans: Net gain from sales of loans was $1.7 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, a decrease of $778,000 for the three months and an increase of $1.7 million for the nine months ended September 30, 2013 from the comparable periods of 2012. During the third quarter of 2013, the rising interest rate environment resulted in a lower spread on sales in the secondary market and slowed secondary sale activity after a prolonged period of historically low interest rates. However, overall, increased consumer activity in the secondary market for the nine months ended September 30, 2013 resulted in greater gains on sales than was experienced for the nine months ended September 30, 2012. Over the course of the year, the Company has deployed more resources to its mortgage banking business with the hiring of additional mortgage loan officers, which is the prime driver for the increase in volume.

BOLI Income: For the three and nine months ended September 30, 2013 the Company recorded BOLI income of $544,000 and $1.6 million, respectively, an increase of $17,000 and $221,000 from the comparable 2012 periods. The increases were primarily due to the additional purchase of $25.0 million of BOLI policies towards the end of the first quarter of 2012 combined with the $4.0 million purchase in May 2013. These increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.

Other Income (Loss): The Company recorded an increase in other income of $439,000 and $1.0 million for the three and nine months ended September 30, 2013 as compared to the prior year periods. The increase for the three months ended is due to the change in value of the rate lock commitments, partially offset by losses on forward loan sale contracts on loans held for sale, the impact of changing to the fair value method of valuing mortgage servicing rights from the amortization method and to a loss on the disposal of fixed assets. The increase for the nine month period is primarily due to the impact of changing to the fair value method of valuing mortgage servicing rights from the amortization method, partially offset by a decrease in the change in the value of rate lock commitments and to a business interruption insurance claim recorded in the first quarter of 2012.

Non-interest Expense: The following table summarizes non-interest expense for the three and nine months ended September 30, 2013 and 2012:

Non-Interest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$8,962	$8,314	$648	7.8%	$26,748	$23,905	$2,843	11.9%
Service bureau fees	888	946	(58)	(6.1)	2,624	3,234	(610)	(18.9)
Occupancy and equipment	1,514	1,254	260	20.7	5,160	3,355	1,805	53.8
Professional fees	608	1,049	(441)	(42.0)	1,948	2,595	(647)	(24.9)
Marketing and promotions	266	70	196	280.0	434	287	147	51.2
FDIC insurance assessments	247	268	(21)	(7.8)	871	774	97	12.5
Other real estate owned	173	110	63	57.3	633	444	189	42.6
Other	2,105	2,499	(394)	(15.8)	6,873	6,074	799	13.2

Total non-interest expense	$14,763	$14,510	$253	1.7%	$45,291	$40,668	$4,623	11.4%

Non-interest Expense: Non-interest expense totaled $14.8 million for the third quarter of 2013, an increase of $253,000, or 1.7%, from the third quarter of 2012. For the nine months ended September 30, 2013, non-interest expense increased $4.6 million to $45.3 million from $40.7 million for the nine months ended September 30, 2012.

Salaries and Employee Benefits: Salaries and employee benefits was $9.0 million and $26.7 million for the three and nine months ended September 30, 2013, respectively, an increase of $648,000 and $2.8 million from the comparable 2012 periods.

These increases were primarily due to the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries and related benefits for new hires and increased commissions expense related to mortgage loan originations and product sales. These increases were partially offset by a) decreased pension costs as the Company froze its noncontributory defined benefit and pension plan as of December 31, 2012, whereby participants in the plan stopped earning additional benefits under the plan, b) decreased employee restricted stock and option expense and c) an increase in deferred compensation expense related to an increase in volume of loan originations. Additionally, the increase for the nine months ended September 30, 2013 was impacted by costs incurred with position eliminations in the second quarter.

Service Bureau Fees: Service bureau fees decreased $58,000 and $610,000, respectively, for the three and nine months ended September 30, 2013 compared to the 2012 periods. The decrease is primarily attributable to the renegotiation of our service contract with our data processing vendor in June 2012 and to classifying certain telephone expenses in other expenses in 2013.

Occupancy and Equipment: Occupancy and equipment was $1.5 million and $5.2 million for the three and nine months ended September 30, 2013, respectively, an increase of $260,000 and $1.8 million from the comparable 2012 periods. The increases were due primarily to additional rent and maintenance contracts related to newly leased properties in the second half of 2012. Additionally, the increase for the nine months ended September 30, 2013 was affected by the Company’s decision in the second quarter of 2013 to close a retail branch facility in Enfield, CT in November 2013 representing the write down of unamortized leasehold improvements and a negotiated payment for the lease buyout.

Professional Fees: Professional fees were $608,000 and $1.9 million for the three and nine months ended September 30, 2013, respectively, a decrease of $441,000 and $647,000 from the comparable 2012 periods. The decrease in professional fees was primarily in legal and consulting expenses as the Company’s projects that focused on potential growth opportunities and evaluation of the infrastructure and risk management needs necessary for the Company’s future growth were scaled back.

Marketing and Promotions: Marketing and promotion expense increased $196,000 and $147,000 for the three and nine months ended September 30, 2013, respectively, compared to the 2012 periods. The increase is attributable to engaging a marketing firm for the development of a Company-wide marketing campaign including brand redevelopment and web design.

Other Expenses: Other expense was $2.1 million and $6.9 million for the three and nine months ended September 30, 2013, respectively, a decrease of $394,000 and an increase of $799,000 from the comparable 2012 periods.

The decrease for the three months ended September 30, 2013 is primarily due to decreases in expenses for director equity awards, human resources expenses, debit card transaction and other public company expenses. These decreases were partially offset by increases in software maintenance related to investments made in the loan origination area, statement and mailing expenses for certain promotional events, expenses related to the new loan level hedging program and increases for mortgage appraisals and credit reports.

The above explanations are consistent with the change for the nine months ended September 30, 2013 compared to the prior year period, except that director equity awards increased approximately $290,000 in the nine month period ended September 30, 2013 compared to the same period in the prior year.

Income Tax Provision: The provision for income taxes was $2.1 million and $1.6 million the three months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate for the three months ended September 30, 2013 was 30.8%, as compared to 25.6% for the same period in 2012. The increase in the effective tax rate was due largely to the reduced benefits of tax-exempt income from the purchase of various tax-free municipal bonds and additional purchases of bank-owned life insurance as well as the recognition of additional state income tax expense. For the nine months ended September 30, 2013 and September 30, 2012, the provision for income taxes was $5.1 million and $4.7 million with effective income tax rates of 29.0% and 29.1%, respectively.

Financial Condition, Liquidity and Capital Resources

Summary:

The Company had total assets of $2.22 billion at September 30, 2013 and $2.00 billion at December 31, 2012, an increase of $220.3 million, or 11.0%, primarily due to the increase in short-term investments, available for sale securities, principally asset-backed and corporate debt securities and loans. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston to fund the growth in securities and loans.

Total loans, net of $1.64 billion, with allowance for loan and lease losses of $18.7 million at September 30, 2013, increased $50.3 million when compared to total loans, net of $1.59 billion, with allowance for loan of $18.5 million at December 31, 2012. Total deposits of $1.69 billion at September 30, 2013 increased $187.4 million when compared to total deposits of $1.50 billion at December 31, 2012. Non-interest-bearing deposits increased $20.8 million, or 8.7%, resulting from an increase in commercial demand deposit balances totaling $31.5 million. Interest-bearing deposits increased $166.5 million, or 13.2%, during the period due to the Company’s opening of the new West Hartford, CT banking center. The Bank’s net loan-to-deposit ratio was 96.8% at September 30, 2013, compared to 105.5% at December 31, 2012.

At September 30, 2013, total equity of $295.2 million decreased $25.4 million when compared to total equity of $320.6 million at December 31, 2012 due primarily to common stock repurchases in the first nine months of 2013 totaling $28.8 million and $8.2 million of dividends, partially offset by comprehensive income of $7.3 million. At September 30, 2013, the tangible common equity ratio was 13.1% compared to 16.0% at December 31, 2012. See Note 13, “Regulatory Matters” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	September 30, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,804	$6,142	$12,413	$12,717
Government-sponsored residential mortgage-backed securities	90,469	90,475	87,769	91,144
Government-sponsored residential collateralized debt obligations	56,559	55,647	20,798	20,947
Government-sponsored commercial mortgage-backed securities	13,908	13,043	9,179	9,302
Government-sponsored commercial collateralized debt obligations	5,045	4,743	5,048	5,135
Asset-backed securities	92,967	91,246	11,193	11,200
Corporate debt securities	40,868	39,622	19,760	18,818
Obligations of states and political subdivisions	67,222	62,902	67,458	68,804

Total debt securities	373,842	363,820	233,618	238,067

Marketable equity securities, by sector:
Banks	3,068	3,049	68	78
Industrial	109	194	109	159
Mutual funds	2,783	2,857	2,756	2,887
Oil and gas	131	207	135	198

Total marketable equity securities	6,091	6,307	3,068	3,322

Total available for sale securities	$379,933	$370,127	$236,686	$241,389

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$10,092	$10,127	$—	$—
Government-sponsored residential mortgage-backed securities	4,049	4,437	6,084	6,681

	$14,141	$14,564	$6,084	$6,681

The available for sale securities portfolio increased by $128.7 million to $370.1 million, while the held to maturity portfolio increased by $8.1 million to $14.1 million at September 30, 2013.

The Company’s underlying investment strategy has been to incrementally shorten the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. The Company’s strategy included the addition of shorter duration floating rate asset-backed securities and floating rate corporate bonds, of which purchases totaled $10.6 million and $103.4 million for the three and nine months ended September 30, 2013, respectively. The Company’s investment focus for asset-backed securities is to make purchases of collateralized loan obligations (“CLO”) in senior tranches of structures that exhibit high levels of over collateralization and interest coverage ratios. Investments made in CLOs are limited to industry leading, experienced collateral managers and a portion of positions allow for the collateral manager to reinvest proceeds from principal paydowns. The Company limits purchases in non-government sponsored asset-backed securities and corporate bonds to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends. The effective duration and weighted average life of the CLO portfolio is 0.2 years and 3.5 years, respectively.

During the three months ended September 30, 2013, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $275.2 million in securities that are in an unrealized loss position at September 30, 2013. Approximately $273.8 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $1.3 million had been in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5- “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Lending Activities:

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of September 30, 2013 and December 31, 2012.

Loan Portfolio Analysis

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$612,946	37.1%	$683,195	42.6%
Commercial	753,589	45.6	697,133	43.4
Construction—residential	5,155	0.3	3,338	0.2
Construction—commercial	56,961	3.4	46,642	2.9

Total real estate loans	1,428,651	86.4	1,430,308	89.1
Commercial business loans	222,784	13.5	171,632	10.7
Installment and collateral loans	2,277	0.1	2,751	0.2

Total loans	1,653,712	100.0%	1,604,691	100.0%

Net deferred loan costs and premiums	2,316		771
Allowance for loan losses	(18,703)		(18,477)

Loans—net	$1,637,325		$1,586,985

As shown above, gross loans were $1.65 billion, up $49.0 million, or 3.1%, at September 30, 2013 from year-end 2012. The Company primarily experienced increases in commercial real estate, construction-residential, construction-commercial and commercial business loans and decreases in residential real estate, and installment and collateral loans.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of September 30, 2013, comprising 37.1% of total loans. The decrease of $70.2 million from December 31, 2012 was primarily due to the sale of newly originated and existing residential mortgage loans and the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $69.9 million during the third quarter of the year, with approximately $48.0 million originated for portfolio and $19.0 million sold in the secondary market. The Company opportunistically sells a majority of originated fixed rate residential real estate loans with terms of 10 to 30 years. The strong mortgage origination activity resulted from competitive pricing and increased emphasis by the Company on the expansion of the residential mortgage business program.

Commercial real estate loans represent the largest segment of our loan portfolio at 45.6% of total loans and increased $56.5 million from December 31, 2012. The Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.

Construction real estate loans totaled $62.1 million at September 30, 2013, an increase of $12.1 million from December 31, 2012. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $5.2 million at September 30, 2013 compared to $3.3 million at December 31, 2012.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $57.0 million at September 30, 2013, $20.2 million of which is residential use and $36.8 million commercial use, compared to total commercial real estate construction loans of $46.6 million at December 31, 2012.

Commercial business loans increased $51.2 million, or 29.8%, and included production from the Shared National Credit program. A newly formed business line within Commercial Banking “Corporate Loan Strategies” engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank; diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.

The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At September 30, 2013, the Company had one performing commercial construction loan for $127,000 for which it funded the outstanding interest reserves of approximately $11,000.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At September 30, 2013 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At September 30, 2013	At December 31, 2012
Non-performing loans as a percentage of total loans	0.76%	1.00%
Non-performing assets as a percentage of total assets	0.66%	0.95%
Net charge-offs as a percentage of average loans (1)	0.09%	0.07%
Allowance for loan losses as a percentage of total loans	1.13%	1.15%
Allowance for loan losses to non-performing loans	149.45%	115.08%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2013 and December 31, 2012, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$7,106	48.53%	$7,837	41.46%
Commercial	1,086	7.42	1,502	7.95
Construction	1,442	9.85	1,824	9.65
Commercial business loans	799	5.46	1,713	9.06
Installment and collateral loans	3	—	45	0.24

Total non-accrual loans, excluding troubled debt restructured loans	10,436	71.26	12,921	68.36
Troubled debt restructurings—non-accruing	2,078	14.20	3,135	16.59

Total non-performing loans	12,514	85.46	16,056	84.95
Other real estate owned	2,129	14.54	2,846	15.05

Total non-performing assets	$14,643	100.00%	$18,902	100.00%

As displayed in the table above, non-performing assets at September 30, 2013 decreased to $14.6 million compared to $18.9 million at December 31, 2012. The decrease is primarily due to across the board decreases in non-accrual loans, non-accruing troubled debt restructurings and other real estate owned.

The decrease in non-accruing residential loans of $731,000 was due to an increase of $531,000 in net charge offs and the transfer of ten loans to other real estate owned. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 81 loans in the residential real estate non-performing category, including troubled debt restructured loans (“TDR”), totaling $9.0 million, representing 1.5% of the total residential real estate portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The $416,000 decrease in non-accruing commercial real estate loans is primarily due to the transfer of two loans to other real estate owned and principal payment reductions on non-accrual commercial real estate loans. The $382,000 decrease in non-accruing construction loans is due to the transfer of four loans to other real estate owned status and principal payment reductions on non-accrual construction loans. The $914,000 decrease in non-accruing commercial business loans is due to principal reductions of $165,000 in loans and the transfer of three loans to other real estate owned status.

The $717,000 net decrease in other real estate owned is due to the addition of sixteen properties which was offset by the sale of twelve properties resulting in a net reduction in the fair value of the remaining properties.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in accruing TDRs is attributable to the addition of six new commercial business and commercial real estate accruing TDRs in the first nine months of 2013 totaling $3.7 million.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

(In thousands)	At September 30, 2013	At December 31, 2012
Recorded investment in TDRs:
Accrual status	$4,980	$625
Non-accrual status	2,079	3,135

Total recorded investment	$7,059	$3,760

Accruing TDRs performing under modified terms more than one year	$863	$625
TDR allocated reserves included in the balance of allowance for loan losses	$—	$—
Additional funds committed to borrowers in TDR status	$—	$—

Troubled Debt Restructuring Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
TDRs, beginning of period	$6,914	$4,618	$3,760	$3,367
New TDR status	1,080	—	5,074	1,530
Paydowns/draws on existing TDRs, net	(935)	(101)	(1,623)	(380)
Charge-offs post modification	—	—	(152)	—

TDRs, end of period	$7,059	$4,517	$7,059	$4,517

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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2013, actual results may prove different and the differences could be significant.

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

The Company has a loan loss allowance of $18.7 million, or 1.13%, of total loans as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2013 decreased $460,000 compared to December 31, 2012. See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30,2013 and 2012.

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2013, the reserve for unfunded credit commitments was $645,000 compared to a reserve for unfunded credit commitments of $431,000 at December 31, 2012.

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

The following table presents deposits by category as of the dates indicated:

Deposits

(In thousands)	September 30, 2013	December 31, 2012
Demand deposits	$259,773	$238,924
NOW accounts	157,802	149,611
Regular savings and club accounts	220,808	214,480
Money market and investment savings	501,358	366,690

Total core deposits	1,139,741	969,705
Time deposits	552,331	534,975

Total deposits	$1,692,072	$1,504,680

Deposits totaled $1.69 billion at September 30, 2013, up $187.4 million from the balance at December 31, 2012. Core deposits increased $170.0 million, or 17.5%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $81.8 million and $65.2 million at September 30, 2013 and December 31, 2012, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.61 billion at September 30, 2013. Rockville Bank is a member of the Certificate Deposit Account Registry Service network.

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

Total Federal Home Loan Bank of Boston advances increased $30.0 million to $173.1 million at September 30, 2013 compared to $143.1 million at December 31, 2012. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loans portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At September 30, 2013, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.19% to 4.39%. FHLBB borrowings represented 7.8% and 7.2% of assets at September 30, 2013 and December 31, 2012, respectively.

In addition, advances outstanding under reverse purchase agreements totaled $23.2 million as of September 30, 2013. The outstanding advances consisted of three individual borrowings with remaining terms of five months or less and a weighted average cost of 0.45%.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2013, $54.5 million of the Company’s assets were invested in cash and cash equivalents compared to $35.3 million at December 31, 2012. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2013, the Company had $173.1 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $98.5 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has a relationship with a brokered sweep deposit provider by which the Bank could borrow an additional $90.9 million through this relationship. Internal policies limit wholesale borrowings to 30% of total assets, or $665.7 million, at September 30, 2013. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $92.5 million at September 30, 2013. No federal funds purchased were outstanding at September 30, 2013. At September 30, 2013, the Company had outstanding commitments to originate loans of $76.9 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $277.4 million. At September 30, 2013, time deposits scheduled to mature in less than one year totaled $259.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2013, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling longer-term 1-4 family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, (iv) periodically lengthening the term structure of our wholesale funding, (v) a forward starting hedge strategy for future dated wholesale funding and (vi) a loan level hedging program. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Increase (Decrease) in Estimated
	Net Interest Income
	Over 12 Months	Over 12 - 24 Months
300 basis point increase in rates	(3.68)%	0.50%
50 basis point decrease in rates	(2.38)	(4.37)

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2013, income at risk (i.e., the change in net interest income) decreased 3.68% and decreased 2.38% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings deemed to be material as of September 30, 2013 which have arisen in the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to net purchases made by Rockville Financial, Inc. of its common stock during the period ended September 30, 2013.

			Total number
			of shares	Maximum number
			purchased as	of shares that may
	Total number	Average(1)	Part of Publicly	yet be purchased
	of shares	price paid	Announced	under the plans or
Period	purchased	per share	Program	programs (2)
July 1—31, 2013	15,317	$13.08	1,209,456	1,957,001
August 1—31, 2013	144,299	13.08	1,353,755	1,812,702
September 1—30, 2013	142,567	13.07	1,496,322	1,670,135

Total	302,183	$13.08	1,496,322	1,670,135

(1)	Includes dealer commission expense to purchase the securities
(2)	Includes 2,730,026 of shares authorized for repurchase by the Board of Directors on May 20, 2013

On May 17, 2013, the Company authorized a new stock repurchase program pursuant to which the Company may purchase up to 2,730,026 shares, or 10% of the then outstanding stock, from time to time, subject to certain conditions. The Company has no intentions to terminate this plan or cease any potential future purchases. As of September 30, 2013, there were 1,670,135 maximum shares that may yet be purchased under this publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.2	Restated Certificate of Incorporation of Rockville Financial, Inc. effective March 3, 2011 filed herewith

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2.1	The Bylaws, as amended and restated, and amended Article III (incorporated herein by reference to Exhibit 3.2.1 to the Current Report on the Company’s Form 8-K filed on March 21, 2013)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.3	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an employment agreement with William H. W. Crawford, IV effective January 1, 2014 (incorporated by reference to Exhibit 10.11.3 to the Current Report on the Company’s Form 8-K filed on June 10, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

Rockville Financial, Inc.

By:	/s/ John T. Lund
John T. Lund EVP, Chief Financial Officer and Treasurer

Date:	November 8, 2013