Form 10-K
period 2013-12-31
Rockville Financial, Inc. /CT/
filed 2014-03-14
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of Rockville Financial, Inc. as of June 30, 2013 was $326.4 million based upon the closing price of $13.08 as of June 28, 2013, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.

As of February 28, 2014, there were 25,978,872 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

Rockville Financial, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

Factors that have a material adverse effect on operations include, but are not limited to, the following:

•	Local, regional, national and international business or economic conditions may differ from those expected;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business;

•	The ability to increase market share and control expenses may be more difficult than anticipated;

•

Changes in government regulations (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses, including those under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Basel III update to the Basel Accords;

•

Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting;

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock;

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

•

Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings;

•

The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock;

•	We may not manage the risks involved in the foregoing as well as anticipated;

•	Our ability to attract and retain qualified employees;

•	Severe weather, natural disasters, acts of God, war or terrorism and other external events could significantly impact our business, and

•	We plan to merge with United Financial Bancorp, Inc. which may not be approved or completed or yield the desired synergies and cost saves projected.

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

On November 15, 2013, Rockville and United Financial Bancorp, Inc. (“United”) announced that they entered into a definitive merger agreement in a stock-for-stock transaction valued at $369 million, based on the closing price of Rockville’s common stock on November 14, 2013. In the merger, United shareholders will receive 1.3472 shares of Rockville common stock for each share of United’s common stock. Upon closing, Rockville shareholders will own approximately 49% of stock in the combined company; United shareholders will own approximately 51%. The merger is expected to close in the second quarter of 2014.

The Company’s principal asset at December 31, 2013 is all of the outstanding capital stock of Rockville Bank, a wholly-owned subsidiary of the Company. Rockville had assets of $2.3 billion and equity of $299.4 million at December 31, 2013.

The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. Rockville, through Rockville Bank, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 22 banking offices, three loan production offices, 38 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com). In addition, the Company expanded its branch footprint with the opening of its new Banking Center in West Hartford, CT in January 2013 and a new branch office in Hamden, CT in November 2013. The Company closed a branch office in Enfield, CT in November 2013, transferring the accounts to another Enfield, Connecticut branch office located nearby. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Rockville’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

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

Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions/mergers and provide superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and acquisition opportunities in and outside our market area, measured expansion of our mortgage banking division including the planned sales of fixed rate mortgages in the secondary market and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base. With our second-step conversion, our goal is to transform from a thrift model to a high performing commercial community bank.

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

Market Area

We operate in a primarily suburban market area that has a stable population and household base. All of our current branch offices are located in Connecticut in Hartford, New Haven, New London and Tolland Counties. In addition, we maintain a limited service commercial loan production office and a mortgage loan origination office in New Haven County. Our market area is located in the north central part of Connecticut including, in part, the eastern part of the greater Hartford metropolitan area and the central part of New Haven county. Our main office is located in Rockville and is approximately 15 miles from Hartford. Hartford, New Haven, New London and Tolland Counties have a mix of industry groups and employment sectors, including services, wholesale/retail trade and manufacturing as the basis of the local economy. Upon completion of the merger with United our market area will expand to Massachusetts in the Springfield and Worcester areas. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut and to a lesser extent, other states, although most of the Company’s loans are made to borrowers in its primary deposit gathering area. In addition to our primary lending areas we have expanded lending activities to include an out of state regional commercial real estate lending program and loan production offices in eastern Massachusetts and Fairfield County, Connecticut.

Lending Activities

General

The Company’s lending activities are conducted principally in Connecticut although we do lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans. Loan originations totaled $517.5 million in 2013, consisting of residential real estate loans of $167.8 million, including home equity loans and lines of credit, commercial real estate loans of $136.4 million, construction loans of $11.4 million, commercial business loans of $200.7 million and installment and collateral loans of $1.2 million.

Real estate secured the majority of the Company’s loans as of December 31, 2013, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

The Bank’s Board of Directors (“Board”) approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy addresses approval limits, appraisals required, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.

Residential Mortgage Loans

Over the past few years, we have transformed our mortgage banking operations by recruiting and retaining top talent, providing local decision making on loans and quick turnaround times on our attractive product mix and offering superior customer service.

A principal lending activity of the Bank is to originate prime loans secured by first mortgages on one-to-four family residences. The Bank originates residential real estate loans through commissioned mortgage loan officers throughout the State and retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans,” which are generally conforming to secondary market guidelines for these loans. The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank is also an approved originator of loans for sale to the Federal National Mortgage Association (“Fannie Mae”), Merrimack Mortgage Company and the Connecticut Housing Finance Authority (“CHFA”). The Bank does not offer subprime mortgage lending programs.

Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Given that, the Company sold $220.0 million and $139.3 million of residential mortgages into the secondary market in 2013 and 2012, respectively.

The experience of our mortgage loan officers and their relationships with realtors has allowed the Company to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting over 62% of fourth quarter 2013 volume, a 39% increase compared to the fourth quarter a year ago. The Company continues to enhance its production capacity, both in numbers of experienced mortgage loan officers, and in expanding into additional robust markets. As of year-end, the Company had increased the number of loan officers to 23 from 12 at the prior year-end.

The Company announced in January 2014 the expansion of its mortgage lending market through the introduction of loan production offices in Fairfield County, Connecticut, and Eastern Massachusetts. The opening of these loan production offices will allow the Company some diversification from the Hartford area market. The Company continues to initiate actions to increase production capacity, while maintaining current processing expense, introducing further efficiencies and implementing the ability to sell to multiple investors at high margins.

The Company has begun to retain more originated loans on its balance sheet in lieu of selling in the secondary market due to narrowed spreads. However, the Company retains the ability to sell loans from portfolio when an attractive secondary market returns. Additionally, the Company is implementing multiple secondary options, in order to ensure maximum pricing on loan sales, when it is in our best interest to do so. Furthermore, we continue to move towards variable cost structures where possible through expansion of incentive base pay and investigation of mortgage loan sub servicing. As a result, we expect mortgage banking will continue to be a significant driver to the Company’s profits.

The Company offers adjustable rate (“ARM”) mortgages which do not contain interest-only or negative amortization features. After an initial term of one to nine years, the rates on these loans generally reset every year based upon a contractual spread or margin above the Constant Maturity Treasury Bill Index. The Bank anticipates moving from Constant Maturity Treasury Bill Index to LIBOR in 2014 to reset ARMs. ARM mortgage loans reduce the Bank’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. At year-end 2013, the Bank’s adjustable rate residential mortgage portfolio totaled $143.0 million.

The Bank also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods up to eighteen months followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.

We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2013, the unadvanced amounts of home equity lines of credit totaled $142.9 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.

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

At December 31, 2013, the Company’s outstanding commercial loan portfolio totaled $247.9 million, or 14.5%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board.

Installment and Collateral Loans

Installment and collateral loans totaled $2.3 million, or 0.13%, of our total loan portfolio at December 31, 2013. Our installment and collateral loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. Rockville utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;

•	Establishing a process for credit approval accountability;

•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	Established underwriting practices;

•	Ongoing servicing of the majority of individual loans and lending relationships;

•	Continuous monitoring of the transactions and portfolio, market dynamics and the economy;

•	Periodically reevaluating the Bank’s strategy and overall exposure to economic, market and other risks; and

•	Ongoing review of all new commercial loans by the Chief Risk Officer and the Executive Vice President, Head Commercial Banking Officer.

Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board, to ensure compliance with the credit policy. In addition, Credit Administration and Special Assets is responsible for managing non-performing and classified assets. On a quarterly basis, the criticized loan portfolio, which consists of commercial, commercial real estate and construction loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an independent evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee of the Board. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio. Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV is determined on non-accrual loans through either an updated drive-by appraisal or, less frequently, the use of computerized market data and an estimate of current value.

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

The Company may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in the Company’s internal investment policy. Permissible bank investments include federal funds, commercial paper, repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations, municipal securities, investment grade corporate debt, mutual funds, common and preferred equity securities, and Federal Home Loan Bank of Boston (“FHLBB”) stock.

Derivative Financial Instruments

The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2013, the Company held derivative financial instruments with a total notional amount of $175.4 million. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.

Sources of Funds

General

The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities and borrowings to fund lending, investing and general operations.

Deposits

Deposits are the major source of funds for the Company’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers debit cards and other electronic fee producing payment services to transaction account customers. The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. Savings accounts include traditional passbook and statement accounts as well as money market savings accounts. The Bank’s time deposit accounts provide maturities from 3 months to 5 years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit pricing strategy is monitored weekly by the Retail Pricing Committee, monthly by the Management ALCO and quarterly by the Board ALCO. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBB advance rates and rates on other sources of funds. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. To attract and retain deposits, we rely upon personalized customer service, marketing our products, long-standing relationships and competitive interest rates.

The Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company uses CDARS to place customer funds into time deposits issued by other banks that are members of the CDARS network. This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance. We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits. CDARS deposits are considered to be brokered deposits for banking regulatory purposes. We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from out-of-market brokered deposits. The Company had $88.9 million brokered deposits at December 31, 2013, $1.7 million of which are through participation in CDARS reciprocal deposit program.

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

Risk Management

Rockville has a comprehensive Risk Management Program to identify, assess, mitigate, monitor, and most importantly communicate risk profiles inherent within the organization. Rockville manages risk taking activities within the Board-approved risk framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. Risk management is fully integrated into the Strategic planning process and is a key participant in the approval process for all new activities. The Audit Committee and the Board oversee all of Rockville’s risk-related matters. Rockville’s Risk Management Committee is chaired by Rockville’s Chief Risk Officer and is comprised of Risk Division officers, an IT officer, members of Executive Management and a member of the Board.

The Chief Risk Officer, who reports to the President and CEO, is responsible for overseeing the Bank’s credit, operational risk and compliance programs as well as the Bank’s loan workout and recovery activities. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities and is closely monitored by the Chief Risk Officer. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.

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

As part of the Credit Risk Management process, the Chief Risk Officer holds regular meetings with senior managers to report and discuss key credit risk topics, issues and policy recommendations affecting the Bank. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Risk Officer to the Board Lending Committee and the Board.

In addition to the Credit Risk Management team, there is an independent Credit Risk Review function, reporting to the Chief Risk Officer, that performs independent assessments of the risk ratings and credit underwriting process for the commercial loan portfolio. Credit Risk Review findings are reported to Executive Management and the Board by the Chief Risk Officer.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, Rockville is primarily exposed to interest rate risk. Accordingly, Rockville’s interest rate sensitivity is monitored on an ongoing basis by its Management ALCO and by its Board ALCO. ALCO’s primary goals are to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within previously approved Board risk limits.

Liquidity Risk

Liquidity risk refers to the ability of the Company to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Bank owns, deposits, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. The Company also requires funds for dividends to shareholders, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from the Bank and the issuance of equity and borrowings from capital markets.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. Rockville’s Chief Risk Officer oversees the management and effectiveness of Rockville’s risk management program. The Chief Risk Officer oversees the Compliance Program, the Bank Secrecy Act Program, and reviews the Community Reinvestment Act and Fair Lending Programs. The Chief Risk Officer is responsible for reporting on the adequacy of these risk management components and programs along with any issues or concerns to the Board.

Charitable Foundation

The Company established the Rockville Bank Foundation (the “Foundation”) in connection with its minority stock issuance in 2005 which makes grants and donations to non-profits and community groups within the communities where the Company operates. The Foundation is not a subsidiary of the Company or the Bank.

In 2011, as the Company completed the “second-step” conversion of Rockville Bank from a mutual holding company structure to a stock holding company structure, the Company contributed $5.0 million in cash to the Foundation. At December 31, 2013, the Foundation had assets of $11.3 million, which included Rockville Financial, Inc. stock with a value of $6.7 million.

Other than the contributions to establish the Foundation described above, the Company does not expect to make further contributions to the Foundation.

Subsidiary Activities

Rockville Bank, a Connecticut-chartered stock savings bank, is currently the only subsidiary of the Company and has the following wholly-owned subsidiaries, all of which are incorporated in Connecticut.

SBR Mortgage Company:    Established in December 1998, SBR Mortgage Company operates as Rockville Bank’s “passive investment company” (“PIC”), which exempts it from Connecticut income tax under current law.

SBR Investment Corp., Inc.:    Established in January 1995, SBR Investment Corp., Inc. was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through Rockville Financial Services, Inc.

Rockville Financial Services, Inc.:    Established in May 2002, Rockville Financial Services, Inc. currently offers brokerage and investment advisory services through a contract with Infinex. In addition, Rockville Financial Services, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all Rockville Bank locations. Rockville Financial Services, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2013, Rockville Financial Services, Inc. received fees of $1.0 million through its relationship with Infinex.

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

Employees

At December 31, 2013, the Company had 342 full-time equivalent employees consisting of 320 full-time and 38 part-time employees. None of the employees were represented by a collective bargaining group.

Rockville maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, and an employee stock ownership plan (“ESOP”). During the fourth quarter of 2012 the Company announced it was hard-freezing the pension plan as of December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. During the third quarter of 2013, the Company announced that it will be merging its ESOP with its 401(k) Plan effective January 1, 2014.

Management considers relations with its employees to be good. See Notes 13 and 14 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

SUPERVISION AND REGULATION

General

Rockville Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of Rockville Financial, Inc., a stock corporation. Rockville Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). Rockville Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Rockville Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. Rockville Financial, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on Rockville Bank or Rockville Financial, Inc.

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

A provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor for each account relationship category, retroactive to January 1, 2009. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

While the Basel Committee initially called for the implementation of the Basel III final framework to commence January 1, 2013, final rules have not yet been implemented in the United States. In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank , the minimum capital ratios will be a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk-weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, phased in over a 5 year period until January 1, 2019. Accordingly, the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2013, Rockville Bank was a “well-capitalized” institution.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well-capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits range from 2.5 basis points for the strongest institution to 45 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.

As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. Unlimited deposit insurance coverage was available on all of the Bank’s non-interest–bearing deposit accounts through December 31, 2012, when the FDIC’s temporary program ended. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2013, 2012 and 2011, the total FDIC assessments were $1.2 million, $1.0 million and $1.2 million, respectively. In November 2009, the FDIC issued new regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009 and totaled $5.9 million for the Company. The FDIC ended the prepaid assessment credit program effective March 29, 2013. Refunds of unused assessments were received by the Bank on June 28, 2013 totaling $1.5 million. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.

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

Federal Home Loan Bank System

The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2013 and December 31, 2012. The FHLBB repurchased $814,000 and $1.1 million of excess capital stock from the Bank during 2013 and 2012, respectively, as part of an announced program in 2009 to repurchase $250 million of members’ excess stock, the first repurchase since it established a moratorium in 2008.

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

Based on the foregoing, it is anticipated that the resource allocation burdens to support Regulatory compliance will need to increase. This will require continued infrastructure build and may negatively impact profitability to a material degree.

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

Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Rockville Financial, Inc.’s subsidiary, Rockville Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Rockville Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2013, the subsidiary had no reserves subject to recapture in excess of its base year.

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

Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, Rockville Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

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

The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2013; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, Rockville Financial, Inc. would be subject to state income taxes in Connecticut.

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

All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on the commercial loan portfolio in “Lending Activities” within “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

If Rockville Bank’s allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Recent declines in real estate values have impacted the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral is difficult to estimate, especially in view of a deteriorating market environment coupled with the general economic trends. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 1.12% of total loans outstanding and 140.50% of non-performing loans at December 31, 2013. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.

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

The gross unrealized losses within our investment securities portfolio are due to an increase in credit spreads. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers or underlying assets, and we have the intent and ability to hold these investments for a time necessary to recover our cost at stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities due to deterioration in the underlying credit quality of the issuers or underlying assets or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.

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

Rockville has opened new branches and expects to open additional new branches and loan production offices which may incur losses during their initial years of operation as they generate new deposit and loan portfolios.

The Company opened new branch offices in West Hartford and Hamden in 2013. Rockville intends to continue to explore opportunities to expand its branch network. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.

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

The Company continues to encounter technological change. Failure to understand and keep current on technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company provides product and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

A failure or breach of our systems, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

The Company relies heavily on communications and information systems to conduct its business. We depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled as a result of a number of factors that may be wholly or partially beyond our control. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices on which customers’ personal information is stored and that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could materially adversely affect our results of operations or financial condition.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

Mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates which may influence secondary market spreads, and real estate and refinancing activity. In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income, but could adversely impact the estimated fair value of our mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for refinancing activity will generally be lower, and our inability to capture purchase mortgage market share may have the effect of decreasing fee income.

If the goodwill that the Company has recorded in connection with its mergers and acquisitions becomes impaired, it could have a negative impact on the Company’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2013, the Company had approximately $1.1 million of goodwill on its balance sheet and is expected to record $115.1 million upon the completion of the merger with United Financial Bancorp, Inc. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Rockville’s financial condition and results of operations.

Our objectives for the 2014 planned merger with United Financial Bancorp, Inc. may not succeed as planned.

The merger with United Financial Bancorp, Inc. is accompanied by the risks commonly encountered in mergers and acquisitions. These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management. Further, the asset quality or other financial characteristics of a company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

The success of our merger depends on our ability to navigate these risks and realize the anticipated cost savings, avoid revenue reductions and ensure a smooth transition with new employees, management and Board of Directors.

The new organization must be created and sustained in a manner that does not result in the disruption of existing customer relationships and to the satisfaction of our shareholders, communities and employees. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be fully realized or may take longer to realize than planned.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to the Financial Services Industry

Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.

Since mid-2007, market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Despite recent stabilization in market conditions, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity.

There can be no assurance that national market and economic conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase our operational and compliance costs.

On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation processes for most all of the financial services industry. Included in the many new safeguards are increases in capital standards, imposes clearing and margining requirements on derivative activities, and increases in general oversight authority. Specific to holding companies, it increases minimum leverage and risk-based capital requirements and phases out the ability to include certain securities Tier I capital.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Rockville Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Various parts of this legislation have yet to be implemented, and therefore we cannot be certain when final rules affecting us will be issued or to gauge their potential impacts. When issued, they could have material and adverse impact on our operations; both from an increase in resource allocation for compliance as well as requiring a potential change to our business strategies. Also contained within the Dodd-Frank Act are provisions under the Volker Rule which restrict the ability to engage in certain trading and investing activities regarding collateralized loan obligations and corporate debt obligation securities. As such, we may have to divest such investments and incur yet to be determined financial impacts on our portfolios and operations.

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

The FDIC increased deposit insurance premium expense effective June 30, 2009 in the form of a special assessment. The FDIC has exercised its authority to raise assessment rates beginning in 2009, and may impose another special assessment in the future. If such action is taken by the FDIC it could have an adverse effect on our earnings. The Company’s 2013 FDIC insurance expense was $1.2 million versus $1.0 million in 2012.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2013, the Company conducted business throughout Connecticut and the region through its 22 banking offices, three loan production offices, and 38 ATMs. Of the twenty two banking offices located in Hartford, New Haven, New London and Tolland Counties, Connecticut, eight are owned and 14 are leased. Lease expiration dates of our branches range from three years to twenty four years with renewal options of five to twenty years. During 2013, the Company closed a branch office in Enfield Connecticut, transferring the accounts to another Enfield, Connecticut branch office located nearby, and opened a new branch office in Hamden, Connecticut.

In addition, the Company has a commercial loan production office in Glastonbury and Hamden, Connecticut and a mortgage loan origination office in Hamden, Connecticut.

Administrative offices are located in Glastonbury and South Windsor, Connecticut. All existing Company properties are suitable for our business operations and are currently of adequate size for productive utilization.

In addition to the increased number of branches added in 2014 from the anticipated merger with United Financial Bancorp, Inc., the Company plans de novo branches including one in North Haven, Connecticut scheduled to open in the second half of 2014. Also, it opened loan production offices in Sagamore, Massachusetts and Fairfield, Connecticut in February 2014.

The aggregate net book value of premises and equipment was $24.7 million at December 31, 2013.

For additional information regarding the Company’s Premises and Equipment, Net and Commitments and Contingencies, see Notes 10 and 16 to the Consolidated Financial Statements.

Item 3.    Legal Proceedings

We are currently not subject to any pending litigation where the Company is a defendant.

Item 4.    Mine Safety Disclosures

None.

Part II

Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “RCKB.”

On February 28, 2014, the intra-day high and low prices per share of common stock were $13.37 and $13.17, respectively.

The following table sets forth for each quarter of 2013 and 2012 the intra-day high and low prices per share and the dividends declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2013:
First Quarter	$13.26	$12.53	$0.10
Second Quarter	13.54	12.27	0.10
Third Quarter	13.50	12.83	0.10
Fourth Quarter	15.42	12.68	0.10
2012:
First Quarter	$11.99	$10.35	$0.08
Second Quarter	11.90	10.94	0.09
Third Quarter	12.33	11.39	0.09
Fourth Quarter(1)	13.49	12.22	0.26

(1)	Includes a special dividend of $0.16 per share declared in November 2012.

Rockville had 4,547 holders of record of common stock and 25,978,872 shares outstanding on February 28, 2014. The number of shareholders of record was determined by Registrar and Transfer Company, the Company’s transfer agent and registrar. Shareholders of record included the Rockville Bank Foundation, Inc. which held 468,205 shares and the Rockville Bank Employee Stock Ownership Plan, which held 722,000 shares as of December 31, 2013.

Such number of record holders does not reflect the number of persons or entities holding stock in nominee or “street” name through banks, brokerage firms, and other nominees.

Dividends

The Company began paying quarterly dividends in 2006 on its common stock and paid its 30th consecutive dividend on November 4, 2013. In addition, the Company paid a special dividend of $0.16 per share in December 2012. The Company intends to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. The Bank paid the Company $11.2 million in dividends during the year ended December 31, 2013.

See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 17, “Regulatory Matters,” in the Consolidated Financial Statements for further information.

Recent Sale of Registered Securities; Use of Proceeds from Registered Securities

No registered securities were sold by Rockville during the year ended December 31, 2013.

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

Recent Sale of Unregistered Securities

No unregistered securities were sold by Rockville during the year ended December 31, 2013

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to any purchases of shares of Rockville common stock made by or on behalf of Rockville or any affiliated purchaser for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average(1) Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2013	91,000	$12.99	1,587,322	1,579,135
November 1 – 30, 2013	6,000	13.05	1,593,322	1,573,135
December 1 – 31, 2013	—	—	1,593,322	1,573,135

Total	97,000	$12.99	1,593,322	1,573,135

(1)	Includes dealer commission expense to purchase the securities.

On March 2, 2012, the Company authorized the purchase of up to 2,951,250 shares, from time to time, subject to certain conditions. The Company completed this repurchase plan on May 20, 2013 with the purchase of 436,431 shares at an average price of $13.17.

On May 17, 2013, the Company authorized a new stock repurchase program pursuant to which the Company may purchase up to 2,730,026 shares, or 10% of the then outstanding stock, from time to time, subject to market conditions. The Company has no intentions at this time to terminate this plan, however we are restricted from purchasing any additional shares of common stock until we receive shareholder approval of the proposed merger with United Financial Bancorp, Inc. As of December 31, 2013, there were 1,573,135 maximum shares that may yet be purchased under this publicly announced plan.

Performance Graph:

The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2008, through December 31, 2013, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2008 in our common stock. The graph assumes all dividends on RCKB stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
S&P 500 Total Return Index	100.0	126.5	145.5	148.6	172.4	228.2
KRX Total Return Index	100.0	77.9	93.8	88.9	100.7	147.9
RCKB	100.0	76.6	91.0	120.0	155.8	176.8

Item 6.    Selected Financial Data

Selected financial data for each of the years in the five-year period ended December 31, 2013 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2013	2012	2011	2010	2009
(In thousands)
Selected Financial Condition Data:
Total assets	$2,301,615	$1,998,799	$1,749,872	$1,678,073	$1,571,134
Available for sale securities	404,903	241,389	151,237	125,447	102,751
Held to maturity securities	13,830	6,084	9,506	13,679	19,074
Federal Home Loan Bank stock	15,053	15,867	17,007	17,007	17,007
Loans receivable, net	1,697,012	1,586,985	1,457,398	1,410,498	1,361,019
Cash and cash equivalents	45,235	35,315	40,985	60,708	19,307
Deposits	1,735,205	1,504,680	1,326,766	1,219,260	1,129,108
Mortgagors’ and investors’ escrow accounts	6,342	6,776	5,852	6,131	6,385
Advances from the Federal Home Loan Bank and other borrowings	240,228	143,106	65,882	261,423	263,802
Total stockholders’ equity	299,382	320,611	333,471	166,428	157,428
Allowance for loan losses	19,183	18,477	16,025	14,312	12,539
Non-performing loans(1)	13,457	16,056	12,610	12,360	12,046

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans) and loans 90 days past due and still accruing interest.

	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012(2)	2011	2010(1)	2009(1)
Selected Operating Data:
Interest and dividend income	$77,517	$77,952	$75,580	$75,699	$76,062
Interest expense	10,460	10,944	17,471	22,161	29,775

Net interest income	67,057	67,008	58,109	53,538	46,287
Provision for loan losses	2,046	3,587	3,021	4,109	1,961

Net interest income after provision for loan losses	65,011	63,421	55,088	49,429	44,326
Non-interest income	17,051	14,707	14,759	9,404	6,972
Non-interest expense	62,466	55,696	59,016	39,850	36,631

Income before income taxes	19,596	22,432	10,831	18,983	14,667
Income tax expense	5,369	6,635	3,739	6,732	4,935

Net income	$14,227	$15,797	$7,092	$12,251	$9,732

Earnings per share:
Basic	$0.55	$0.57	$0.25	$0.44	$0.35

Diluted	$0.54	$0.56	$0.25	$0.44	$0.35

Dividends per share	$0.40	$0.52	$0.27	$0.245	$0.132

(1)	Earnings and dividends per share data related to years ended prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).

(2)	Dividends per share included a $0.16 special dividend in the fourth quarter 2012.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.67%	0.84%	0.39%	0.76%	0.63%
Return on average equity	4.67	4.83	2.30	7.48	6.44
Tax-equivalent net interest rate spread(1)	3.22	3.61	3.04	3.19	2.73
Tax-equivalent net interest margin(2)	3.37	3.81	3.40	3.49	3.10
Non-interest expense to average assets	2.93	2.94	3.28	2.48	2.36
Efficiency ratio(3)	74.27	68.16	80.99	63.31	68.78
Average interest-earning assets to average interest-bearing liabilities	129.37	133.85	134.88	120.68	118.55
Dividend payout ratio	73.47	91.00	99.13	37.01	37.89
Capital Ratios:
Capital to total assets at end of year	13.01	16.04	19.06	9.92	10.02
Average capital to average assets	14.28	17.30	17.12	10.21	9.74
Total capital to risk-weighted assets	17.68	21.86	25.43	13.73	14.07
Tier I capital to risk-weighted assets	16.58	20.64	24.26	12.62	12.98
Tier I capital to total average assets	13.47	16.51	19.51	10.39	10.15
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.12	1.15	1.09	1.00	0.91
Allowance for loan losses as a percent of non-performing loans	140.50	115.08	127.08	115.79	104.09
Net charge-offs to average outstanding loans during the period	0.08	0.07	0.09	0.17	0.16
Non-performing loans as a percent of total loans	0.80	1.00	0.86	0.87	0.88
Non-performing loans as a percent of total assets	0.59%	0.80%	0.72%	0.80%	0.96%
Other Data:
Book value per share	$11.53	$11.39	$11.30	$8.82	$8.35
Tangible book value per share	$11.49	$11.35	$11.26	$8.76	$8.29
Number of full service offices	19	18	18	18	18
Number of limited service offices	3	5	4	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income. The ratio for 2013 includes $2.1 million in merger related expenses for the planned merger with United Bancorp, Inc. in 2014.

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

MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying Notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data of this report. The following sections are included in MD&A:

•	Our Business — a general description of our business, our objectives and the challenges and risks of our business.

•	Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results — an analysis of our Company’s consolidated results of operations for the periods presented in our Consolidated Financial Statements.

•	Financial Condition, Liquidity and Capital Resources — an overview of financial condition and market and interest rate risk.

Our Business

General

By assets, Rockville Financial, Inc. is the third largest publically traded banking institution headquartered in Connecticut with consolidated assets of $2.30 billion and stockholders’ equity of $299.4 million at December 31, 2013. Rockville’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and the region through its 22 banking offices, three loan production offices, 38 ATMs, telephone banking, mobile banking and internet website (www.rockvillebank.com). The Company’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “RCKB.”

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. Rockville Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include expanding our banking network by pursuing new branch locations and branch acquisition opportunities in our market area, continuing our residential mortgage lending activities which comprise a majority of our loan portfolio and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base. As part of that strategy, on November 15, 2013, Rockville and United Financial Bancorp, Inc. announced that they entered into a definitive merger agreement in a stock-for-stock transaction valued at $369 million. The combined entity will create the largest community bank headquartered in Hartford-Springfield with approximately $4.8 billion in assets and over 50 branches.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, non-interest income and non-interest expense. Non-interest income primarily consists of fee income from depositors, mortgage servicing income and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expense consists principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, other real estate owned and other operating expenses.

Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company. Uncertainty and challenges surrounding future economic growth, consumer confidence, credit availability, competition and corporate earnings remain.

Our Objectives

The Company seeks to grow organically and through strategic mergers/acquisitions as well as to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Expand our market area to increase core deposit relationships with a focus on checking, savings and money market accounts for personal, business and municipal depositors;

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on equity and assets, net interest margin, non-interest income, operating expenses related to total average assets and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

Challenges and Risks

As we look forward, management has identified six key challenges and risks that are likely to present challenges for near term performance:

Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2013 our tax-equivalent net interest margin decreased 40 basis points to 3.37% due to our focus of originating and purchasing variable rate and adjustable rate assets, having lower initial interest rates than fixed rate assets. The adjustable rate assets effected net interest margin, but better positions the Company for a rising interest rate environment. Further compression in the margin will depend on the continued origination and purchase of variable rate loans; as fixed rate loan originations in the commercial portfolio and adjustable rate residential mortgages are approaching portfolio yields. The Company’s ability to decrease the cost of funding relative to 2013 is diminished, which will place more emphasis on asset purchases and origination strategies and realized yields.

The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.

Maintaining credit quality and rigorous risk management.    The national economy experienced improvement through 2013 but, high unemployment, delinquencies and foreclosures are still top concerns. In market, we recently began to see commercial loan requests relating to business expansion and higher line usage with existing customers, evidencing some level of economic improvement. During this turbulent time, Rockville continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs all outperform the average of our peer group. Our ratios of non-performing loans to total loans was 0.80%, total delinquencies to total loans was 0.90% and our allowance for loan losses to total loans was 1.12% at December 31, 2013. Net loan charge-offs increased to $1.3 million for the year ended December 31, 2013, an increase from $1.1 million for the year ended December 31, 2012. We are not immune to the trends in loan delinquencies and provisions that permeate the industry, the effects of which will continue to be felt throughout 2014 as delinquencies and foreclosures remain high throughout the country. However, we expect to be able to continue to maintain strong asset quality relative to industry levels as we have not experienced the severity of problems associated with the housing crisis nationally. In continuing to exercise rigorous risk management and prudent credit practices, we will also further enhance credit processes.

Deploying capital.    We ended 2013 with Tier 1 leverage capital at 13.47%, which is substantially above our peer group average, and has remained strong throughout the economic crisis. We continuously search for the best use for our capital to enhance shareholder value. Key tactics include organic growth of commercial loans; further developing our residential mortgage business; investment in new business lines, technology and process improvements; returning capital through paying dividends and repurchasing shares; branch acquisitions; de-novo branching; and bank mergers. Management analyzes all capital deployment opportunities using a comprehensive approach to understand earnings accretion, capital dilution, payback, internal rates of return and return on invested capital.

Competition in the marketplace.    Rockville faces competition within the financial services industry from some well-established national and local companies. We expect loan and deposit competition to remain vigorous. However, we are poised to take advantage of the continuing industry consolidation in our market and consumers’ willingness to switch financial service providers because of their skepticism of “big banks.” Therefore, we must continue to recruit and retain the best talent, expand our product offerings, expand our market area, improve operating efficiencies and develop and maintain our brand to increase market share to benefit from these opportunities.

Regulatory Considerations.    The banking industry continues to be impacted by regulatory changes during 2013. These regulatory changes were made to ensure the long-term stability in the financial markets. The regulatory changes include the passage of the Dodd-Frank act in 2010 and new capital regulations related to Basel III. It is difficult to predict at this time what specific impact certain provisions the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company, including any regulations promulgated by the Consumer Financial Protection Bureau. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

In early January 2014, five Federal regulatory agencies (the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission) released their interim final rule permitting banking entities to retain interest in certain collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs) from the investment prohibitions of section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker rule. The Agencies also released a list of securities that were deemed permissible holdings in accordance with the interim rule; included in this list was the PreTSL XXVIII security currently held in the Company’s investment portfolio. The caveat to the interim ruling is that no clarification was provided to banks that own positions in collateralized loan obligations (CLOs) that are comprised of collateral including securities. The guidance previously stated that investments in CLOs are only permissible in the event that collateral consists of loan obligations. As of January 14, 2014, the interim final rule was open for a thirty day comment period upon which a level of clarification on CLO holdings is expected. Due to the expectation of further regulatory clarification and the ability of the respective collateral managers to reposition holdings to levels that are compliant with the Volcker Rule, the Company believes that it has the ability to hold these investments until maturity.

However, in complying with new regulations, there can be no assurance that the Company will not be impacted in a way we cannot currently predict or mitigate, but we will continue to monitor the regulatory rulings and will work to execute the most beneficial course of action for the Company’s shareholders.

Merger of United Financial Bancorp, Inc.    The Company has sought to merge with United Financial Bancorp, Inc. as it is culturally similar, has an experienced management team, possesses a significant market presence and has potential to improve profitability through financial management, economies of scale and expanded services. Merging with another bank involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the merger partner

•	Exposure to potential asset quality issues of the merger partner

•	Potential disruption to the Company’s business

•	Potential diversion of the Company’s management’s time and attention

•	The possible loss of key employees and customers of both companies

•	Difficulty in estimating the fair value of the merger partner

•	Potential changes in banking or tax laws or regulations that may affect the merger partner

•	Integration challenges

The success of our merger depends on our ability to navigate these risks and realize the expected cost savings and revenue increases.

All six of these challenges and risks — growing the net interest income, maintaining credit quality and rigorous risk management, deploying capital, competition in the marketplace, regulatory considerations and the merger with United Financial Bancorp, Inc. — have the potential to have a material adverse effect on Rockville; however, we believe Rockville is well positioned to appropriately address these challenges and risks.

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

Allowance For Loan Losses

Critical Estimates

The allowance for loan losses is maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. Rockville’s Chief Risk Officer reviews and concludes on the adequacy of the allowance and recommends any required changes to the reserve to Executive Management and the Board.

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

Effect if Actual Results Differ from Assumptions

Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges. A decline in fair value that we determined to be temporary could become other-than-temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

The Company has one security that is currently valued at 51.6% of book value that is not considered other-than-temporarily impaired. At December 31, 2013, this security had a fair value of $1.5 million compared to a book value of $2.8 million. Management is confident that the analysis used to conclude that the security is not other-than-temporarily impaired is comprehensive and appropriate.

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

Pension and Other Post-Retirement Benefits

Critical Estimates

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. Management uses key assumptions that include discount rates, expected return on plan assets, benefits earned, interest costs, mortality rates, increases in compensation, retirement dates and other factors. The two most critical assumptions, estimated return on plan assets and the discount rate, are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis. Other assumptions are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with U.S. GAAP the impact of these differences is accumulated and amortized over future periods.

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

Judgment and Uncertainties

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was increased from 3.90% at December 31, 2012 to 4.80% at December 31, 2013, and the post-retirement discount rate decreased from 3.65% to 4.55% at each of these periods. The discount rate for the supplemental executive retirement plans increased from 3.80% at December 31, 2012 to 4.70% at December 31, 2013.

An expected rate of return on plan assets of 8.00% was utilized at December 31, 2013 and 2012.

Effect if Actual Results Differ from Assumptions

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other post-retirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease in the discount rate would have increased annual pension expense by $101,000, while a 25 basis point increase in the discount rate would have decreased annual pension expense by $90,000.

A 25 basis point decrease or increase in the expected return on assets would have increased or decreased annual pension expense by $56,000.

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

Operating Results

Income Statement Summary

				Change
	For the Years Ended December 31,			2013-2012		2012-2011
(In thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Net interest income	$67,057	$67,008	$58,109	$49	0.1%	$8,899	15.3%
Provision for loan losses	2,046	3,587	3,021	(1,541)	(43.0)	566	18.7
Non-interest income	17,051	14,707	14,759	2,344	15.9	(52)	(0.4)
Non-interest expense	62,466	55,696	59,016	6,770	12.2	(3,320)	(5.6)

Income before income taxes	19,596	22,432	10,831	(2,836)	(12.6)	11,601	107.1
Income tax provision	5,369	6,635	3,739	(1,266)	(19.1)	2,896	77.5

Net income	$14,227	$15,797	$7,092	$(1,570)	(9.9)%	$8,705	122.7%

Earnings Summary

Comparison of 2013 and 2012

For the year ended December 31, 2013, the Company recorded earnings of $14.2 million, or $0.54 per diluted share compared to $15.8 million and $0.56 per diluted share in 2012. The Company’s results were driven by commercial loan growth of 17%, deposit growth of 15%, increased service charges and fees, increased security income and continued strong asset quality.

The Company’s results reflect continued strong loan sales in the secondary market as gain on sale of loans increased $637,000 over the prior year even as the Company began to portfolio more loans on the balance sheet in the fourth quarter due to the narrowing of spreads in the secondary market. In 2013, the Company originated $282.4 million mortgage loans and recorded gains on sales of loans of $5.1 million. In 2012, the Company originated $293.5 million mortgage loans and recorded gains on sales of loans of $4.4 million. A strategic focus of the Company in 2013 was the expansion of the mortgage banking business to improve turn times, better execute sales, improve profitability on secondary market sales, and expand our suite of products. Local market and market spreads volatility will impact on-going decisions to portfolio newly originated mortgage loans or sell them in the secondary market which will in turn impact revenues derived from gains on sale of loans. Based on current market conditions, the Company expects to continue to portfolio residential mortgages in the first quarter of 2014. However, we have recently seen spreads rising and with the expansion of mortgage production in Fairfield County and the Boston market, we anticipate loan sales will increase in the second quarter of 2014.

The Company’s tax-equivalent net interest margin for the year ended December 31, 2013 was 3.37%, a decrease of 40 basis points over the prior year of 3.77%. Net interest income was stable year over year increasing $49,000, or 0.1%, as the decrease in the yield on interest-earning assets of 49 basis points was offset by the increase in the average balance of interest-earning assets of $222.5 million and total interest-bearing liabilities increased $231.5 million as the yield on interest-bearing deposits decreased 15 basis points.

The growth in commercial loans and deposits was a strategic initiative of the Company in 2013. Average loans grew $93.0 million primarily due to increased balances in commercial real estate and commercial loans which grew $134.0 million during 2013. The expansion of the commercial banking team aided not only the growth of the commercial loan balances, but also the growth in commercial deposits due to the efforts of the private banking and cash management teams as municipal deposits totaled $166.0 million at year end, an increase of $79.0 million, or 90%, during 2013. Deposit growth was also enhanced by the opening of new offices in our West Hartford and New Haven markets.

Interest and dividends on securities increased $3.0 million from 2012 levels. The average balance of securities increased $130.3 million largely due to purchases of investment grade corporate bonds, collateralized loan obligations and collateralized mortgage obligations. The bond purchases represent an opportunity to shorten portfolio duration and add diversification to the security portfolio.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The allowance for loan losses to total loans ratio was 1.12% and 1.15%, the allowance for loan losses to non-performing loans ratio was 140.55% and 115.08%, and the ratio of non-performing loans to total loans was 0.80% and 1.00% at December 31, 2013 and December 31, 2012, respectively. A provision for loan losses of $2.0 million was recorded for 2013 compared to $3.6 million for year ended December 31, 2012.

The Company experienced an increase in other income of $2.3 million. This increase is driven primarily by service charges and fees resulting from the Company’s initiative to begin offering a loan level hedge product to qualified customers and enhanced execution of its financial advisory services through its subsidiary, Rockville Financial Services, Inc. (“RFS”). The loan level hedge program was implemented during the first half of 2013 and resulted in total fee income of $658,000 for the year. The Company experienced strong growth in RFS, recording total fee income of $1.0 million an increase of $620,000, or 162%, from the 2012 results.

In summary, Rockville continued to post strong organic growth in targeted business lines. The Company’s financial condition remained strong as reflected in capital and asset quality measures. The Company will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Comparison of 2012 and 2011

For the year ended December 31, 2012, the Company recorded earnings of $15.8 million, or $0.56 per diluted share compared to $7.1 million and $0.25 per diluted share in 2011. The Company’s results can be attributed to its continued business momentum characterized by record revenues, strong balance sheet growth driven by the commercial loan portfolio, increasing net interest margin, in tandem with solid asset quality.

The Company’s momentum in 2012 has also been accentuated by mortgage banking revenue as a result of favorable market spreads and the expansion of the residential mortgage business. In 2012, the Company originated $293.5 million loans and recorded gains on sales of loans of $4.4 million. In 2011, the Company originated $281.4 million loans and recorded gains on sales of loans of $1.7 million. This is a 115.0% increase in loan originations and a 158.8% increase over 2011 gains on loan sales.

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

Reflecting the improvement in earnings and strong business momentum, Rockville increased the shareholder quarterly cash dividend by 25.0% to $0.10 per share from $0.08 per share and paid a special cash dividend of $0.16 per share in December 2012. Additionally, throughout 2012, the Company repurchased its common stock, with 61% of the March 2012 10% buyback authorization completed by December 31, 2012. After these actions, Rockville’s capital ratios were still strong with total capital to risk weighted assets at 21.86% and Tier 1 capital to total average assets at 16.51% at December 31, 2012.

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

Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment of $993,000 and $779,000 was made for years ended December 31, 2013 and 2012, respectively; however, no adjustment was made for 2011, as the Company had no material tax-free income during those periods. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Residential real estate loans	$652,220	$24,646	3.78%	$690,237	$28,630	4.15%	$710,520	$31,529	4.44%
Commercial real estate loans	724,089	33,337	4.60	623,793	33,160	5.32	528,767	29,691	5.62
Construction loans	48,531	1,773	3.65	50,595	1,896	3.75	68,988	2,981	4.32
Commercial loans	197,499	7,867	3.98	163,825	7,331	4.48	133,919	5,908	4.41
Installment and collateral loans	2,581	129	5.01	3,481	184	5.29	4,993	354	7.08
Securities	348,627	10,619	3.05	218,369	7,373	3.38	157,576	4,996	3.17
Federal Home Loan Bank stock	15,222	59	0.39	16,079	82	0.51	17,007	50	0.29
Other interest-earning assets	30,143	80	0.27	29,999	75	0.25	104,601	71	0.07

Total interest-earning assets	2,018,912	78,510	3.89	1,796,378	78,731	4.38	1,726,371	75,580	4.38

Allowance for loan losses	(18,664)			(17,347)			(15,300)
Non-interest-earning assets	133,409			112,530			86,122

Total assets	$2,133,657			$1,891,561			$1,797,193

Interest-bearing liabilities:
NOW and money market accounts	$596,580	1,772	0.30	$486,701	1,387	0.28	$367,037	1,286	0.35
Savings accounts(1)	225,379	142	0.06	206,978	263	0.13	180,093	439	0.24
Time deposits	541,148	6,078	1.12	523,134	7,084	1.35	553,335	9,527	1.72

Total interest-bearing deposits	1,363,107	7,992	0.59	1,216,813	8,734	0.72	1,100,465	11,252	1.02
Advances from the Federal Home Loan Bank of Boston	179,637	2,387	1.33	112,299	2,210	1.97	168,081	6,219	3.70
Other borrowings	17,842	81	0.45	—	—	—	—	—	—

Total interest-bearing liabilities	1,560,586	10,460	0.67	1,329,112	10,944	0.82	1,268,546	17,471	1.38

Non-interest-bearing liabilities	268,484			235,209			220,938

Total liabilities	1,829,070			1,564,321			1,489,484
Stockholders’ equity	304,587			327,240			307,709

Total liabilities and stockholders’equity	$2,133,657			$1,891,561			$1,797,193

Tax-equivalent net interest income		68,050			67,787			58,109
Tax-equivalent net interest rate spread(2)			3.22%			3.56%			3.00%
Net interest-earning assets(3)	$458,326			$467,266			$457,825

Tax-equivalent net interest margin(4)			3.37%			3.77%			3.37%
Average interest -earning assets to average interest-bearing liabilities	129.37%			135.16%			136.09%
Less tax-equivalent adjustment		993			779			—

		$67,057			$67,008			$58,109

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2013 Compared to December 31, 2012			Year Ended December 31, 2012 Compared to December 31, 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$4,160	$(7,609)	$(3,449)	$3,967	$(3,229)	$738
Securities and other earning assets	4,026	(798)	3,228	(283)	2,696	2,413

Total earning assets	8,186	(8,407)	(221)	3,684	(533)	3,151
Interest expense:
NOW and money market accounts	329	56	385	370	(269)	101
Savings accounts	22	(143)	(121)	58	(234)	(176)
Time deposits	237	(1,243)	(1,006)	(558)	(1,885)	(2,443)

Total interest-bearing deposits	588	(1,330)	(742)	(130)	(2,388)	(2,518)
FHLBB Advances	386	(209)	177	(1,663)	(2,346)	(4,009)
Other borrowed funds	81	—	81	—	—	—

Total interest-bearing liabilities	1,055	(1,539)	(484)	(1,793)	(4,734)	(6,527)

Change in tax-equivalent net interest income	$7,131	$(6,868)	$263	$5,477	$4,201	$9,678

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

Comparison of 2013 and 2012

As shown in the tables above, tax-equivalent net interest income increased $263,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to a) a $130.3 million increase in the average securities outstanding, which was partially offset by a rate reduction due to the addition of adjustable rate securities with lower initial yields; b) a $93.0 million increase in average loans outstanding, the impact of which was offset by a 48 basis point reduction in the average yield on loans; c) an increase of $214,000 in the tax-free income adjustment primarily from the addition of investments in municipal bonds; d) the shift in the mix on a percentage basis of deposit funding from higher cost time deposits to non-interest-bearing and lower cost core deposits. These increases were partially offset by the higher cost of borrowings driven by an $85.2 increase in average borrowed funds.

For the year ended December 31, 2013, the yield on average interest-earning assets decreased by 49 basis points, while the cost of average interest-bearing liabilities declined 15 basis points, compared to the year ended December 31, 2012. As a result of the decline in the yield of interest-earning assets outpacing the decline on interest-bearing liabilities, the tax-equivalent net interest margin decreased by 40 basis points to 3.37% for the year ended December 31, 2013, from 3.77% for the year ended December 31, 2012.

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

Management recorded a provision of $2.0 million for the year ended December 31, 2013. The primary factors that influenced management’s decision to record this provision were due to the ongoing assessment of estimated exposure on impaired loans and loan volume increases realized during the period. Impaired loans totaled $22.1 million at December 31, 2013 compared to $16.7 million at December 31, 2012, an increase of $5.4 million or 32.3%.

The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2013, the allowance for loan losses totaled $19.2 million, which represented 1.12% of total loans and 140.50% of non-performing loans compared to an allowance for loan losses of $18.5 million, which represented 1.15% of total loans and 115.08% of non-performing loans as of December 31, 2012.

Non-Interest Income Analysis

For the years ended December 31, 2013, 2012 and 2011, non-interest income represented 20.3%, 15.9% and 16.3% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2013-2012		2012-2011
(Dollars in thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Other-than-temporary impairment of securities	$—	$—	$(29)	$—	—%	$29	100.0%
Service charges and fees	7,935	6,480	6,351	1,455	22.5	129	2.0
Net gain from sale of securities	585	914	6,277	(329)	(36.0)	(5,363)	(85.4)
Net gain from sale of loans	5,054	4,417	1,715	637	14.4	2,702	157.6
BOLI income	2,092	1,920	623	172	9.0	1,297	208.2
Other income (loss)	1,385	976	(178)	409	41.9	1,154	(648.3)

Total non-interest income	$17,051	$14,707	$14,759	$2,344	15.9%	$(52)	(0.4)%

Comparison of 2013 and 2012

Service Charges and Fees:    Service charges and fees were $7.9 million and $6.5 million for the years ended December 31, 2013 and 2012, respectively, an increase of $1.5 million from the prior year. The increases were due primarily to (a) increases in loan servicing income due to the Company continuing to sell loans in the secondary market over the past year with servicing retained, (b) fees derived from the Company’s loan level hedge program that was implemented in the second quarter of 2013 that is offered to certain commercial customers to facilitate their respective risk management strategies, (c) increased revenue produced by the Company’s investment subsidiary, Rockville Financial Services, Inc. due to additional and more experienced financial advisors and more favorable market conditions as compared to the prior year which have boosted trading activity and higher sales of investment and insurance products, (d) increases in overdraft and check printing fees resulting primarily from the growth in commercial and to a lesser extent retail deposit accounts over the prior year. These increases were partially offset by reductions in loan origination fee income, previously provided by Rockville Bank Mortgage, Inc.

Net Gain From Sales of Securities:    For the year ended December 31, 2013, the Company realized a gain of $585,000 versus a gain of $914,000 in the prior year. Periodically, the Company evaluates the portfolio for prepayment risk, as well as interest rate risk, and will act to reduce this exposure. Sales in the year ended 2013 reflect execution of this strategy. Sales of fast paying, lower market yielding securities in 2013 accounted for the majority of the gains on security sales. A loss on the sale of bonds in 2013 led to a reduction in the net gain from the sale of securities compared to 2012.

Net Gain From Sales of Loans:    Net gain from sales of loans was $5.1 million for the year ended December 31, 2013, an increase of $637,000, or 14.4%, from the year ended 2012, due to an increase in the volume of mortgage loans sold combined with more favorable pricing in the secondary markets. During the second half of 2013, the rising interest rate environment has resulted in a lower spread on sales in the secondary market and slowed secondary sale activity after a prolonged period of historically low interest rates. However, overall, increased consumer activity in the secondary market for the year ended 2013 resulted in greater gains on sales than was experienced for the year ended 2012. Over the course of 2013, the Company has allocated more resources to its mortgage banking business with the hiring of mortgage loan officers and additional mortgage underwriters and processors, which is the primary driver for the increase in volume and has resulted in enhanced turn times, better execution of sales and improved profitability.

BOLI Income:    The $172,000, or 9.0%, increase in BOLI is primarily due to the purchase of $25.0 million in BOLI policies towards the end of the first quarter of 2012, combined with a $4.0 million purchase in May 2013. The increase was partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.

Other Income (Loss):    The Company recorded an increase in other income of $409,000 for the year ended 2013 compared to the prior year. The increase in 2013 compared to 2012 is primarily due to the impact of changing to the fair value method of recording mortgage servicing rights from the amortization method, which was partially offset by an increase in 2013 on the loss of disposal of fixed assets and to a business interruption insurance claim recorded in the first quarter of 2012.

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

Net Gain From Sales of Securities:    For the year ended December 31, 2012, the Company realized a gain of $914,000 versus a gain of $6.3 million in the prior year, a result of the balance sheet restructuring undertaken in the 2011. Periodically, the Company evaluates the portfolio for prepayment risk, as well as interest rate risk, and will act to reduce this exposure. Sales in the year ended 2012 reflect execution of this strategy.

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

Other Income (Loss):    Other income increased $1.2 million primarily due to the Company receiving a $1.0 million payment from its data processing vendor in December 2012 for service disruptions our customers experienced, which was created by the effects of Hurricane Sandy on their operations center.

Non-Interest Expense Analysis

For the years ended December 2013, 2012 and 2011, non-interest expense represented 2.93%, 2.94% and 3.28% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense

	For the Years Ended December 31,			Change
				2013-2012		2012-2011
(Dollars in thousands)	2013	2012	2011	Amount	Percent	Amount	Percent
Salaries and employee benefits	$36,428	$33,186	$24,245	$3,242	9.8%	$8,941	36.9%
Service bureau fees	3,287	4,036	4,338	(749)	(18.6)	(302)	(7.0)
Occupancy and equipment	6,679	4,653	4,401	2,026	43.5	252	5.7
Professional fees	2,377	3,233	2,537	(856)	(26.5)	696	27.4
Marketing and promotions	476	412	1,171	64	15.5	(759)	(64.8)
FDIC insurance assessments	1,172	1,046	1,247	126	12.0	(201)	(16.1)
Other real estate owned	874	540	677	334	61.9	(137)	(20.2)
Merger related expense	2,141	—	—	2,141	—	—	—
Contribution to Rockville Bank Foundation, Inc.	—	—	5,043	—	—	(5,043)	—
Loss on extinguishment of debt	—	—	8,914	—	—	(8,914)	—
Other	9,032	8,590	6,443	442	5.1	2,147	33.3

Total non-interest expense	$62,466	$55,696	$59,016	$6,770	12.2%	$(3,320)	(5.6)%

Comparison of 2013 and 2012

For the year ended December 31, 2013, non-interest expense increased $6.8 million to $62.5 million from $55.7 million for the year ended December 31, 2012.

The increase in non-interest expense primarily reflects increases in salaries and employee benefits, merger related expenses, occupancy and equipment, other real estate owned expense and other expense partially offset by reductions in professional fees and service bureau fees.

Salaries and Employee Benefits:    These increases were primarily due to (a) the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan; (b) the increased commissions expense related to mortgage loan originations and product sales which was a significant contributor to the increase in 2013; (c) a higher average common stock price in 2013 versus 2012 which was the driver for increased expense for the ESOP; and (d) the effect of having the employees who joined the Bank in 2012 that became eligible for the 401(k) Plan and the Bank’s matching contribution increased significantly from 2012. These increases were partially offset by (e) decreased pension costs as the Company froze its noncontributory defined benefit and pension plan as of December 31, 2012, whereby participants in the plan stopped earning additional benefits under the plan; (f) decreased employee restricted stock expense; and (g) an increase in deferred compensation expense related to an increase in the average cost of originating a loan based on a cost study analysis conducted during the year. Additionally, the increase for the year ended December 31, 2013 was impacted by costs incurred with position eliminations in the second quarter.

Service Bureau Fees:    Service bureau fees decreased $749,000 for the year ended December 31, 2013 compared to the 2012 period. In June 2012 the Company renegotiated its service contract with its data processing vendor. The 2013 period reflects a full year’s benefit of the renegotiated contract which is the primary driver for the decrease year over year. The decrease was also impacted by classifying certain telephone expenses in other expenses in 2013 and fewer expenses incurred for ATM Servicing.

Occupancy and Equipment Expense:    Occupancy and equipment expense increased $2.0 million driven primarily by the increased depreciation, rent and maintenance expense for the newly leased administration building and training center in Glastonbury, Connecticut, the new branch office in West Hartford, Connecticut and the commercial loan production offices in Glastonbury and Hamden, Connecticut. Additionally, the increase for the year ended December 31, 2013 was affected by the Company’s decision to close a retail branch facility in Enfield, CT in November 2013 representing the write down of unamortized leasehold improvements and a negotiated payment for the lease buyout.

It is expected that rent expense will increase again in 2014 due to the addition of new branch offices in Hamden and North Haven, Connecticut and the full year impact of the recently leased properties noted above. Additionally, the Company opened loan production offices in Fairfield, Connecticut and in the Boston, Massachusetts area in February 2014.

Professional Fees:    Professional fees were $2.4 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. The decrease in professional fees was primarily in legal and consulting expenses as the Company’s projects that focused on potential growth opportunities and evaluation of the infrastructure and risk management needs necessary for the Company’s future growth were scaled back from 2012 levels. Professional fees related to the 2014 planned merger with United Financial Bancorp, Inc. appear in merger related expense below.

Other Real Estate Owned:    Other real estate owned expense increased $334,000 to $874,000 for the year ended December 31, 2013 from $540,000 in the prior year. The increase in foreclosed commercial properties expense was the primary driver in the increase in addition to increased write-downs of new and existing OREO properties.

Merger Related Expense:    Expenses related to the merger of the Company with United Financial Bancorp, Inc. announced on November 15, 2013 totaled $2.1 million for the year ended December 31, 2013. The Company expects that conversion and merger related charges resulting from the United merger will continue throughout 2014.

Other Expenses:    Other expense was $9.0 million and $8.6 million for the year ended December 31, 2013 and 2012, respectively, an increase of $442,000. The increase is primarily due to (a) increased travel expenses; (b) dues and subscriptions; (c) software maintenance expense related to investments made in the loan origination area; (d) property appraisals and credit reports related to increased loan volume; (d) statement and mailing expenses for certain promotional events; (e) and an increase in the provision for off-balance sheet assets due to the increase in commercial construction loans. These increases were partially offset by decreases in recruiting expenses, other public company related expense, telephone expense related to the running of two networks simultaneously for a short period of time during the implementation of a new voice and data network in 2012 and charge-backs incurred on debit card transactions.

Income Tax Expense:    The provision for income taxes was $5.4 million for the year ended December 31, 2013, compared to $6.6 million for the year ended December 31, 2012. The Company’s effective tax rate for the year ended December 31, 2013 was 27.4% down from 29.6% for year ended December 31, 2012. The decrease in the effective tax rate was due largely to the benefits of tax-exempt interest income from the purchase of various tax-free municipal bonds and an increase in the cash surrender value of bank-owned life insurance.

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

Salaries and Employee Benefits:    Salaries and employee benefits increased $8.9 million mainly as a result of a) the higher level of full-time equivalent employees in the current period supporting the Company’s growth plan reflecting salaries for new hires; b) general merit and bonus accruals; c) increased employee restricted stock and option expense due to additional awards granted in 2012; and d) higher defined benefit pension costs, primarily due to a lower discount rate in 2012 compared to 2011, and higher 401(k) Plan costs. Future pension costs decreased in 2013 as the Company announced it hard-froze its noncontributory defined benefit pension plan as of December 31, 2012. Under the hard-freeze, participants in the plan stopped earning additional benefits under the plan. Savings from the hard-freeze totaled $1.5 million in 2013, net of projected additional 401(k) Plan expenses.

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

Financial Condition, Liquidity and Capital Resources

Summary

Rockville Bank had total assets of $2.30 billion and $2.00 billion at December 31, 2013 and 2012, respectively. The 15.1% increase in assets is primarily due to increases in loans due to strong originations, security purchases, principally collateralized mortgage obligations, collateralized loan obligations, asset-backed securities and corporate debt securities, cash and cash equivalents and to purchases of bank-owned life insurance. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston and other borrowings to fund this growth.

Total net loans of $1.70 billion, with allowance for loan losses of $19.2 million at December 31, 2013, increased $110.0 million when compared to total net loans of $1.59 billion, with allowance for loan losses of $18.5 million at December 31, 2012. Total deposits of $1.74 billion at December 31, 2013 increased $230.5 million when compared to total deposits of $1.50 billion at December 31, 2012. Non-interest-bearing deposits increased $27.7 million, or 11.6%, and interest-bearing deposits increased $202.8 million, or 16.0%, during the period due to the Company’s strategic focus to increase transaction accounts, municipal deposits and overall pricing discipline. The Company’s net loan-to-deposit ratio was 97.8% at December 31, 2013, compared to 105.5% at December 31, 2012.

At December 31, 2013, total equity of $299.4 million, decreased $21.2 million when compared to total equity of $320.6 million at December 31, 2012. Changes in equity for the year ended December 31, 2013 consisted primarily of decreases for Treasury stock repurchases of $28.3 million and $719,000 of other comprehensive income, partially offset by increases in retained earnings and additional paid-in capital of $4.3 million and $2.3 million, respectively. At December 31, 2013, the tangible common equity ratio was 12.8% compared to 16.0% at December 31, 2012. See Note 17, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

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

Investment Securities

	At December 31,
	2013		2012		2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$6,801	$6,031	$12,413	$12,717	$17,207	$17,543
Government-sponsored residential mortgage-backed securities	96,708	95,662	87,769	91,144	105,362	110,195
Government-sponsored residential collateralized mortgage obligations	69,568	67,751	20,798	20,947	15,795	15,950
Government-sponsored commercial mortgage-backed securities	13,841	12,898	9,179	9,302	—	—
Government-sponsored commercial collateralized debt obligations	5,043	4,706	5,048	5,135	—	—
Asset-backed securities	107,699	106,536	11,193	11,200	—	—
Corporate debt securities	43,586	42,486	19,760	18,818	5,922	4,300
Obligations of states and political subdivisions	67,142	62,505	67,458	68,804	—	—
Marketable equity securities	6,101	6,328	3,068	3,322	3,023	3,249

Total available for sale	$416,489	$404,903	$236,686	$241,389	$147,309	$151,237

Held to Maturity:
Government-sponsored residential mortgage-backed securities	$3,743	$4,107	$6,084	$6,681	$9,506	$10,380
Obligations of states and political subdivisions	10,087	10,153	—	—	—	—

Total held to maturity securities	$13,830	$14,260	$6,084	$6,681	$9,506	$10,380

The Company’s securities portfolio totaled $418.7 million at December 31, 2013 compared to $247.5 million at December 31, 2012, an increase of $171.3 million. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2013 and 2012 was 3.05% and 3.38%, respectively.

Accounting guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2013, $404.9 million, or 96.7% of the portfolio, was classified as available for sale and $13.8 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Notes 4, “Fair Value Measurement” and 7, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.

The Company’s underlying investment strategy has been to use the portfolio for a source of interest income, a tool to manage interest rate risk and as a source of liquidity. During 2013, the Company focused its efforts on a barbell approach to purchases with the goal of improving relative price behavior of the portfolio in response to rising rates relative to longer duration investments. The Company continued to focus on portfolio diversification through the purchase of shorter duration investments such as floating rate collateralized loan obligations, asset-backed securities and shorter duration collateralized mortgage obligations and corporate bonds. The floating rate and shorter duration bonds were added to the portfolio in an effort to reduce the Company’s interest rate risk position and overall portfolio price risk to rising rates. This approach to investment purchases was made to supplement the focus on municipal security purchases that were made during fiscal 2012. Pass through mortgage-backed securities and municipal securities have decreased in price significantly over the last six months, due to the relative rise in long-term interest rates. In order to balance the price risk with favorable cash flow characteristics, the Company continues to evaluate collateralized mortgage obligations and asset- backed securities that help protect against price risk and extension risk, while providing more consistent cash flows.

During the year ended December 31, 2013, the Company purchased $65.4 million of investment grade collateralized loan obligations and at December 31, 2013 the collateralized loan obligations portfolio had a fair value of $71.4 million. The Company strategically added floating rate collateralized loan obligations with strong credit structures, well known collateral managers and strong interest coverage ratios. During the year ended December 31, 2013, the Company purchased $33.4 million of government guaranteed asset-backed securities and at December 31, 2013 the government guaranteed asset backed securities portfolio had a fair value of $35.1 million. The purchase of the collateralized loan obligations and asset backed securities aided in reducing the Company’s interest rate risk profile. During 2013, the Company continued to actively manage the corporate bond portfolio, with a focus on investment grade securities, by purchasing $30.5 million and selling $4.8 million during the year ended December 31, 2013. The corporate bond portfolio had a fair value of $30.0 million at December 31, 2013. The Company continued to purchase government-sponsored enterprise issued collateralized mortgage obligations throughout the year ended December 31, 2013, with purchases of $63.2 million and sales of $9.5 million and at December 31, 2013, the government-sponsored enterprise issued collateralized mortgage obligations portfolio had a fair value of $67.8 million at December 31, 2013. The Company monitors investment exposures continuously, performs credit assessments based on market data available at the time of purchase and performs ongoing credit due diligence for all collateralized loan obligations, corporate bonds and municipal securities. The Company’s investment portfolio is regularly monitored for performance enhancements and interest rate risk profiles, with dynamic strategies implemented accordingly.

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

The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2013, mortgage-backed securities with adjustable rates totaled $14.1 million.

Investment Maturity Schedule

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
December 31, 2013
Available for Sale
Debt Securities:
U.S . Government and government-sponsored enterprise obligations	$1,222	1.62%	$625	2.32%	$—	—%	$4,184	2.70%	$6,031	2.44%
Government-sponsored residential mortgage-backed securities	—	—	142	5.84	23,804	3.14	71,716	2.67	95,662	2.79
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	67,751	2.32	67,751	2.32
Government-sponsored commercial mortgage-backed securities	—	—	—	—	12,898	2.36	—	—	12,898	2.36
Government-sponsored commercial collateralized debt obligations	—	—	—	—	4,706	2.53	—	—	4,706	2.53
Asset-backed securities	—	—	13,631	1.45	57,810	2.63	35,095	5.10	106,536	3.29
Corporate debt securities	2,835	2.64	26,753	2.57	9,622	2.44	3,276	1.93	42,486	2.50
Obligations for state and political subdivisions	—	—	1,186	2.36	5,074	2.92	56,245	4.29	62,505	4.15

Total debt securities	$4,057	2.34%	$42,337	2.68%	$113,914	4.03%	$238,267	3.72%	398,575	3.69%

Marketable equity securities									6,328

Total securities available for sale									$404,903

Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	0.00%	$—	0.00%	$723	4.23%	$13,537	4.57%	$14,260	4.55%

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

Bank-Owned Life Insurance

BOLI was $64.5 million and $58.4 million at December 31, 2013 and 2012, respectively. In May 2013, the Company purchased $4.0 million of additional BOLI. BOLI provides a means to mitigate increasing employee benefit costs. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account” and “hybrid account” of quality insurance companies. Of the general account carriers, all were rated “AA-” or better by Standard and Poor’s at December 31, 2013 with the exception of one carrier that is rated sub-investment grade, representing 0.34% of the BOLI asset and 0.07% of Tier I capital. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.

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

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Loan Portfolio Analysis

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$634,447	37.0%	$683,195	42.6%	$680,702	46.2%	$719,925	50.6%	$754,838	55.0%
Commercial	776,913	45.3	697,133	43.4	593,867	40.3	489,511	34.4	426,028	31.0
Construction	52,243	3.1	49,980	3.1	50,654	3.4	78,627	5.5	71,078	5.2
Commercial Business	247,932	14.5	171,632	10.7	143,475	9.8	130,303	9.1	113,240	8.2
Installment and collateral	2,257	0.1	2,751	0.2	4,231	0.3	5,921	0.4	7,742	0.6

Total loans	1,713,792	100.0%	1,604,691	100.0%	1,472,929	100.0%	1,424,287	100.0%	1,372,926	100.0%
Net deferred loan costs and premiums	2,403		771		494		523		632
Allowance for loan losses	(19,183)		(18,477)		(16,025)		(14,312)		(12,539)

Loans, net	$1,697,012		$1,586,985		$1,457,398		$1,410,498		$1,361,019

As shown above, gross loans were $1.71 billion, up $109.1 million, or 6.8%, at December 31, 2013 from December 31, 2012. The Company experienced an increase in most major loan categories, including commercial real estate, construction and commercial business loans, that was a result of expansion of those business lines augmented by the low interest rate environment.

Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2013, comprising 37.0% of total loans. The decrease of $48.7 million from December 31, 2012 was primarily due to an increase in the sale of residential fixed rate loans in the secondary market and net impact of payments. The Company had significant originations of both adjustable and fixed rate mortgages of $282.4 million during the year, and sold loans of $220.0 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and redesign and expansion of the residential mortgage business program. The Company continues to build efficiencies in this business line.

Commercial real estate loans increased $79.8 million from December 31, 2012, as the Bank has experienced increased demand for commercial real estate loans given the expansion of the commercial banking division and the current rate environment. Commercial real estate lending is done both in market, Connecticut, and regionally. Regional CRE lending, started at the Bank at the end of 2005, is done throughout the Northeast and down into the Mid-Atlantic states. The properties financed are high quality, income producing; and with experienced sponsorships. The program provides geographic diversification within the overall CRE portfolio. At December 31, 2013, the portfolio had approx. $359.6 million outstanding with all loans performing as agreed. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Construction real estate loans totaled $52.2 million at December 31, 2013, an increase of $2.3 million from December 31, 2012. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $6.2 million at December 31, 2013 compared to $3.3 million at December 31, 2012.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $46.0 million at December 31, 2013, of which $22.3 million is residential use and $23.7 million is commercial use, compared to total commercial real estate construction loans of $46.6 million at December 31, 2012.

The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans, including real estate and other business loans. Commercial business loans increased $76.3 million from December 31, 2012, primarily due to continued focus on business development efforts within the commercial loan segment. In 2013, the Company started a new initiative participating in shared national credits (“SNC’s”). The program is managed by an experienced senior banker and provides high quality, floating rate loans. All loans are independently underwritten and approved by the Bank.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2013, the Company had one non-performing commercial construction loan for $127,000 for which it funded the outstanding interest reserves of approximately $9,000. At December 31, 2012 the loan was performing with a principal balance of $107,000. It is the Company’s policy to recognize income as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. At December 31, 2012 there were no other situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Loan Maturity Schedule

The following table sets forth the loan maturity schedule at December 31, 2013:

Maturity and Sensitivity of Loan Portfolio

	Loans Maturing
(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate loans:
Residential	$6,228	$65,166	$563,053	$634,447
Commercial	33,417	219,547	523,949	776,913
Construction	28,406	23,702	135	52,243
Commercial business loans	11,999	135,013	100,920	247,932
Installment and collateral loans	151	862	1,244	2,257

Total	$80,201	$444,290	$1,189,301	$1,713,792

Loans Contractually Due Subsequent to December 31, 2014

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2013 that are contractually due after December 31, 2014:

	Due After December 31, 2014
(In thousands)	Fixed	Adjustable	Total
Real estate loans:
Residential	$361,547	$266,672	$628,219
Commercial	347,733	395,763	743,496
Construction	5,793	18,044	23,837
Commercial business loans	54,116	181,817	235,933
Installment and collateral loans	1,532	574	2,106

Total	$770,721	$862,870	$1,633,591

Asset Quality

Rockville’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses. See Note 7, “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At December 31,	At December 31,
	2013	2012
Non-performing loans as a percentage of total loans	0.80%	1.00%
Non-performing loans as a percentage of total assets	0.59	0.80
Net charge-offs as a percentage of average loans	0.08	0.07
Allowance for loan losses as a percentage of total loans	1.12	1.15
Allowance for loan losses to non-performing loans	140.50	115.08

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of December 31, 2013 and 2012, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At December 31, 2013		At December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-accrual loans:
Real estate loans:
Residential	$8,481	55.86%	$7,837	41.46%
Commercial	656	4.32	1,502	7.95
Construction	1,518	10.00	1,824	9.65
Commercial business loans	1,259	8.29	1,712	9.06
Installment and collateral	3	0.02	46	0.24

Total non-accrual loans excluding TDRs	11,917	78.49	12,921	68.36
Troubled debt restructurings - non-accruing	1,737	11.45	3,135	16.59

Total non-performing loans	13,654	89.94	16,056	84.95
Other real estate owned	1,529	10.06	2,846	15.05

Total non-performing assets	$15,183	100.00%	$18,902	100.00%

Total non-performing loans to total loans	0.80%		1.00%
Total non-performing assets to total assets	0.66%		0.95%

As displayed in the above table, non-performing assets at December 31, 2013 decreased to $15.2 million compared to $18.9 million at December 31, 2012. The decrease is primarily due to reductions in non-accruing loans secured by commercial real estate, and to a lesser extent construction loans and commercial business loans, which were partially offset by increases in non-accruing residential real estate loans.

Residential real estate non-performing loans increased $727,000 due current economic conditions, including factors such as high unemployment rates and softness in the real estate market impacting customers’ ability to make loan payments. There are 93 loans in the residential non-performing category, including TDRs, totaling $10.2 million, representing 1.6% of the total residential portfolio. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The increase in non-performing permanent commercial real estate and construction loans is primarily due to performance issues encountered under weakened economic conditions. The collateral values of non-performing loans have been updated and in several instances partial charge-offs have been processed to conform to current market values.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in accruing TDRs is attributable to the addition of six new commercial business and commercial real estate accruing TDRs in 2013 totaling $6.6 million.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

	At December 31,
(In thousands)	2013	2012
Recorded investment in TDRs
Accrual status	$8,478	$625
Non-accrual status	1,737	3,135

Total recorded investment	$10,215	$3,760

Accruing TDRs performing under modified terms more than one year	$1,302	$625
TDR allocated reserves included in the balance of allowance for loan losses	$—	$—
Additional funds committed to borrowers in TDR status	$—	$—

The net increase in troubled debt restructured loans reflects an increase in commercial real estate related TDR’s due to property specific issues.

Troubled Debt Restructuring By Loan Type

	At December 31,
(In thousands)	2013	2012
Real estate loans:
Residential	$2,113	$2,030
Commercial	6,791	266
Construction	1,120	1,210
Commercial business loans	165	254
Installment and collateral	26	—

Total	$10,215	$3,760

Troubled Debt Restructuring Activity

	Years Ended
	December 31,
(In thousands)	2013	2012
TDRs, beginning of period	$3,760	$3,367
New TDR status	7,575	1,383
Paydowns/draws on existing TDRs, net	376	762
Transfer to OREO	744	228

TDRs, end of period	$10,215	$3,760

Delinquent Loans

The following table presents past due loans greater than 29 days past due by loan category as of the dates indicated:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
At December 31, 2013
Real estate loans:
Residential	$8,001	51.7%	$4,262	27.6%	$12,263	79.3%
Commercial	513	3.3	656	4.2	1,169	7.5
Construction	—	—	1,306	8.5	1,306	8.5
Commercial business loans	3	—	704	4.5	707	4.5
Installment and collateral	36	0.2	3	0.0	39	0.2

Total	$8,553	55.2%	$6,931	44.8%	$15,484	100.0%

At December 31, 2012
Real estate loans:
Residential	$8,905	33.3%	$4,794	17.9%	$13,699	51.2%
Commercial	8,701	32.6	1,230	4.6	9,931	37.2
Construction	1,167	4.4	1,497	5.6	2,664	10.0
Commercial business loans	304	1.1	62	0.2	366	1.3
Installment and collateral	21	0.1	46	0.2	67	0.3

Total	$19,098	71.5%	$7,629	28.5%	$26,727	100.0%

As of December 31, 2013 and 2012, there were no loans contractually past due 90 days or more and still accruing interest.

As a percentage of total loans, loans between 30 and 90 days delinquent were 0.50% and 1.19% at December 31, 2013 and December 31, 2012, respectively. The decrease in delinquency at December 31,

2013 is primarily attributable to the resolution of several commercial real estate loans that were past due at the end of 2012. All non-performing loans have been updated with a current appraised value and if necessary a reduction to carrying value has been made.

Potential Problem Loans

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $50.6 million at December 31, 2013 and which are generally transferred to the Special Assets area for extra attention.

The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2013, watchlist loans, inclusive of the “classified loans”, totaled $50.6 million, of which $28.4 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.

Allowance for Loan Losses

The allowance for loan losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. The Company’s Board Lending Committee meets quarterly to review and conclude on the adequacy of the reserves, and to present their recommendation to the Board of Directors.

Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2013, actual results may prove different and the differences could be significant.

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

The Company had a loan loss allowance of $19.2 million, or 1.12% of total loans at December 31, 2013 as compared to a loan loss allowance of $18.5 million, or 1.15% of total loans at December 31, 2012. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:

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

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2013 decreased $233,000 compared to December 31, 2012.

See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2013 and 2012, by loan segment.

Schedule of Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$18,477	$16,025	$14,312	$12,539	$12,553
Provision for loan losses	2,046	3,587	3,021	4,109	1,961
Charge-offs:
Real estate	(1,206)	(1,174)	(1,071)	(1,951)	(1,471)
Commercial business loans	(190)	(132)	(480)	(391)	(593)
Installment and collateral loans	(124)	(48)	(37)	(34)	(49)

Total charge-offs	(1,520)	(1,354)	(1,588)	(2,376)	(2,113)

Recoveries:
Real estate	137	150	261	11	8
Commercial business loans	18	52	6	10	114
Installment and collateral loans	25	17	13	19	16

Total recoveries	180	219	280	40	138

Net charge-offs	(1,340)	(1,135)	(1,308)	(2,336)	(1,975)

Balance at end of year	$19,183	$18,477	$16,025	$14,312	$12,539

Ratios:
Allowance for loan losses to non-performing loans at end of year	140.50%	115.08%	127.08%	115.79%	104.09%
Allowance for loan losses to total loans outstanding at end of year	1.12%	1.15%	1.09%	1.00%	0.91%
Net charge-offs to average loans outstanding	0.08%	0.07%	0.09%	0.17%	0.15%

The allowance for loan losses at December 31, 2013 increased $706,000 to $19.2 million as compared to December 31, 2012 year-end balance of $18.5 million. The Company provided $2.0 million of allowance for loan loss provisions in 2013. The Company recorded total loan charge-offs of $1.5 million and recorded $180,000 of loan recoveries from previously charged-off loans. Net charge-offs for 2013 were $1.3 million, an increase of $205,000 as compared to 2012 net charge-offs. In the opinion of Board Lending Committee and the Board, the allowance for loan losses at December 31, 2013 is sufficient to provide for probable losses inherent within the loan portfolio.

At December 31, 2013, the allowance for loan losses was 1.12% of the total loan portfolio and 140.50% of total non-performing loans. This compares to an allowance of 1.15% of total loans and 115.08% of total non-performing loans at December 31, 2012. Gross charge-offs for 2013 increased $166,000, while recoveries of previously charged-off loans decreased $39,000 in 2013 compared to 2012.

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

	At December 31,
	2013			2012			2011
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
Real Estate:
Residential	$6,396	33.34%	37.02%	$6,194	33.52%	42.57%	$5,071	31.64%	46.21%
Commercial	8,288	43.20	45.33	8,051	43.57	43.44	6,694	41.77	40.32
Construction	829	4.32	3.05	807	4.37	3.12	1,286	8.02	3.44
Commercial business	3,394	17.69	14.47	2,916	15.78	10.70	2,515	15.70	9.74
Installment and collateral	29	0.16	0.13	29	0.16	0.17	49	0.31	0.29
Unallocated allowance	247	1.29	—	480	2.60	—	410	2.56	—

Total allowance for loan losses	$19,183	100.00%	100.00%	$18,477	100.00%	100.00%	$16,025	100.00%	100.00%

	At December 31,
	2010			2009
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
Real Estate:
Residential	$4,688	32.76%	50.54%	$4,243	33.84%	54.97%
Commercial	5,469	38.21	34.37	4,662	37.18	31.03
Construction	1,653	11.55	5.52	1,490	11.88	5.18
Commercial business loans	2,296	16.04	9.15	1,832	14.61	8.25
Installment and collateral	81	0.57	0.42	103	0.82	0.57
Unallocated allowance	125	0.87	—	209	1.67	—

Total allowance for loan losses	$14,312	100.00%	100.00%	$12,539	100.00%	100.00%

The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2013 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.

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

Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Retail Pricing Committee meets weekly and a Management ALCO meets monthly, to determine pricing and marketing initiatives. Actions of the committee influence the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The following table presents average deposit balances and the average rate paid for the years indicated.

Average Deposit Balances

	For the Years Ended December 31,
	2013		2012		$ Change	% Change
(Dollars in thousands)	Average Balance	Cost of Funds (%)	Average Balance	Cost of Funds (%)
Demand deposits	$244,996	—%	$217,669	—%	$27,327	12.6%
NOW and money market accounts	596,580	0.30	486,701	0.28	109,879	22.6
Savings accounts	225,379	0.06	206,978	0.13	18,401	8.9

Total core deposits	1,066,955	0.23	911,348	0.18	155,607	17.1
Certificates of deposit	541,148	1.12	523,134	1.35	18,014	3.4

Total average deposits	$1,608,103	0.59%	$1,434,482	0.72%	$173,621	12.1%

Total deposits amounted to $1.74 billion at December 31, 2013, up $231.0 million from the balance at December 31, 2012. Core deposits increased $195.4 million, or 20.2%, from prior year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit, municipal deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificates of deposit of $88.7 million and $65.2 million at December 31, 2013 and 2012, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.65 billion at December 31, 2013. Rockville Bank is a member of the Certificate Deposit Account Registry Service network.

As of December 31, 2013, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $309.5 million. The following table sets forth the maturity of those time deposits as of December 31, 2013.

Time Deposit Maturities of $100,000 or More.

(In thousands)	At December 31, 2013
Three months or less	$38,515
Over three months through six months	23,361
Over six months through one year	94,798
Over one year through three years	118,232
Over three years	34,618

Total	$309,524

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

Rockville Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLBB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. Rockville has satisfied its collateral requirement at December 31, 2013. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.

Total Federal Home Loan Bank advances increased $48.9 million to $192.0 million at December 31, 2013 compared to $143.1 million at December 31, 2012. This increase is a result of greater utilization of FHLBB advances at lower interest rates and combined with the growth in our core deposits assisted the Company to help fund the growth in our loan and securities portfolios and meet other liquidity needs, while effectively managing interest rate risk. At December 31, 2013, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.16% to 4.39%. The average cost of FHLBB advances was 1.21% for the year ended December 31, 2013, down from 1.61% for the year ended December 31, 2012. FHLBB borrowings represented 8.3% and 7.2% of assets at December 31, 2013 and December 31, 2012, respectively.

In addition, advances outstanding under reverse purchase agreements totaled $48.2 million as of December 31, 2013. The outstanding advances consisted of five individual borrowings with remaining terms of six months or less and a weighted average cost of 0.42%.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2013, $45.2 million of the Company’s assets were invested in cash and cash equivalents compared to $35.3 million at December 31, 2012. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. The Bank has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2013, the Bank had pledged nineteen commercial loans, with outstanding balances totaling $199.9 million. Based on the amount of pledged collateral, the Bank had available liquidity of $155.9 million. At December 31, 2013, the Company had $192.0 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $57.9 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has a relationship with a brokered sweep deposit provider by which the Bank could borrow an additional $65.1 million through this relationship. Internal policies limit wholesale borrowings to 30% of total assets, or $690.5 million, at December 31, 2013. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $92.5 million at December 31, 2013. The Bank also has a repurchase agreement with a nationally known third party, allowing for the sale and repurchase of securities as a source of liquidity; as of December 31, 2013 there were no borrowings outstanding under this agreement. No federal funds purchased were outstanding at December 31, 2013.

At December 31, 2013, the Company had outstanding commitments to originate loans of $63.4 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $348.1 million. At December 31, 2013, time deposits scheduled to mature in less than one year totaled $310.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Rockville’s main source of liquidity at the parent company level is dividends from Rockville Bank. During 2013 and 2012 the Bank paid $11.2 million and $12.5 million, respectively, to the Company in dividends. Additional potential sources of liquidity are proceeds from borrowings, capital offerings, and to a lesser extent from stock option exercises. The main uses of liquidity are the payment of common stockholder dividends, routine operating expenses and repurchases of Rockville’s common stock. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 – Business” found elsewhere in this report.

The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2013, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

Contractual Obligations and Commercial Commitments

The following tables present information indicating various obligations and commitments of the Company as of December 31, 2013 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2013 and the respective payment dates:

	Contractual Obligations
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Federal Home Loan Bank advances(1)	$192,036	$118,112	$38,000	$33,000	$2,924
Interest expense payable on Federal Home
Loan Bank advances	6,377	264	1,428	3,290	1,395
Forward-starting interest rate swaps(2)	7,537	7,537	—	—	—
Operating leases(3)	46,588	1,879	3,777	3,814	37,118
Other(4)	1,172	95	212	230	635

Total Contractual Obligations	$253,710	$127,887	$43,417	$40,334	$42,072

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents the fair value of cash flow derivatives with a notional amount of $100.0 million.

(3)	Represents non-cancelable operating leases for offices and office equipment.

(4)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

	Other Commitments
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Real estate loan commitments(1)	$43,817	$43,817	$—	$—	$—
Commercial business loan commitments(1)	19,584	2,909	2,168	1,713	12,794
Unused commercial business loan lines of credit	116,004	8,319	11,971	26,544	69,170
Unused home equity lines of credit(2)	142,851	2,881	31,517	23,370	85,083
Unused construction loans	80,345	28,034	20,873	8,375	23,063
Standby letters of credit	8,872	8,186	686	—	—
Unused checking overdraft lines of credit(3)	39	—	—	—	39

Total Other Commitments	$411,512	$94,146	$67,215	$60,002	$190,149

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

Recently Issued Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s Consolidated Financial Statements.

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

Quantitative Analysis:

Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	4.93%
50 basis point decrease in rates	2.23%

Rockville Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2013, income at risk (i.e., the change in net interest income) decreased 4.93% and decreased 2.23% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (1992).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
President, Chief Executive Officer	Executive Vice President, Chief Financial
and Director	Officer and Treasurer

Date: March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rockville Financial, Inc.

We have audited Rockville Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Rockville Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Rockville Financial, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rockville Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2013 Consolidated Financial Statements of Rockville Financial, Inc. and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockville Financial, Inc.

We have audited the accompanying Consolidated Statements of Condition of Rockville Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockville Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockville Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of Rockville Financial Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2014

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

December 31, 2013 and 2012

(In Thousands, Except Share Data)	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,308	$19,966
Short-term investments	24,927	15,349

Total cash and cash equivalents	45,235	35,315
Available for sale securities-At fair value	404,903	241,389
Held to maturity securities-At amortized cost	13,830	6,084
Loans held for sale	422	5,292
Loans receivable (Net of allowance for loan losses of $19,183 in 2013 and $18,477 in 2012)	1,697,012	1,586,985
Federal Home Loan Bank stock, at cost	15,053	15,867
Accrued interest receivable	5,706	4,862
Deferred tax asset-net	10,697	10,720
Premises and equipment-net	24,690	20,078
Goodwill	1,070	1,070
Derivative assets	7,851	540
Cash surrender value of bank-owned life insurance	64,470	58,370
Other real estate owned	1,529	2,846
Other assets	9,147	9,381

	$2,301,615	$1,998,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$266,609	$238,924
Interest-bearing	1,468,596	1,265,756

Total deposits	1,735,205	1,504,680
Mortgagors’ and investors’ escrow accounts	6,342	6,776
Federal Home Loan Bank advances and other borrowings	240,228	143,106
Accrued expenses and other liabilities	20,458	23,626

Total liabilities	2,002,233	1,678,188

Commitments and contingencies (notes 10, 13 and 16)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 60,000,000 shares authorized; 29,456,290 and 29,487,363 shares issued and 25,968,404 and 28,156,897 outstanding at December 31, 2013 and 2012, respectively)	243,776	243,776
Additional paid-in capital	15,808	13,418
Unearned compensation — ESOP	(7,151)	(8,306)
Retained earnings	96,078	91,811
Accumulated other comprehensive loss, net of tax	(4,766)	(4,047)
Treasury stock, at cost (3,487,886 and 1,330,466 shares at December 31, 2013 and 2012, respectively)	(44,363)	(16,041)

Total stockholders’ equity	299,382	320,611

	$2,301,615	$1,998,799

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Share Data)	2013	2012	2011
Interest and dividend income:
Loans	$67,752	$71,201	$70,463
Securities-taxable interest	6,687	4,524	4,679
Securities-non-taxable interest	2,748	1,979	—
Securities-dividends	250	173	367
Interest-bearing deposits	80	75	71

Total interest and dividend income	77,517	77,952	75,580

Interest expense:
Deposits	7,992	8,734	11,252
Borrowed funds	2,468	2,210	6,219

Total interest expense	10,460	10,944	17,471

Net interest income	67,057	67,008	58,109
Provision for loan losses	2,046	3,587	3,021

Net interest income after provision for loan losses	65,011	63,421	55,088

Non-interest income:
Other-than-temporary impairment losses on equity securities	—	—	(29)
Service charges and fees	7,935	6,480	6,351
Net gain from sales of securities	585	914	6,277
Net gain from sales of loans	5,054	4,417	1,715
Bank-owned life insurance	2,092	1,920	623
Other income (loss)	1,385	976	(178)

Total non-interest income	17,051	14,707	14,759

Non-interest expense:
Salaries and employee benefits	36,428	33,186	24,245
Service bureau fees	3,287	4,036	4,338
Occupancy and equipment	6,679	4,653	4,401
Professional fees	2,377	3,233	2,537
Marketing and promotions	476	412	1,171
FDIC insurance assessments	1,172	1,046	1,247
Other real estate owned	874	540	677
Merger related expense	2,141	—	—
Contribution to Rockville Bank Foundation, Inc.	—	—	5,043
Loss on extinguishment of debt	—	—	8,914
Other	9,032	8,590	6,443

Total non-interest expense	62,466	55,696	59,016

Income before income taxes	19,596	22,432	10,831
Provision for income taxes	5,369	6,635	3,739

Net income	$14,227	$15,797	$7,092

See accompanying notes to consolidated financial statements.	(Continued)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Net Income (Concluded)

Year Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Share Data)	2013	2012	2011
Net income per share:
Basic	$0.55	$0.57	$0.25
Diluted	$0.54	$0.56	$0.25
Weighted-average shares outstanding:
Basic	26,061,942	27,796,116	28,593,971
Diluted	26,426,220	28,025,610	28,693,295

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Net income	$14,227	$15,797	$7,092

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains	(15,704)	1,689	3,971
Reclassification adjustment for gains realized in income(1)	(585)	(914)	(6,248)

Net unrealized (losses) gains	(16,289)	775	(2,277)
Tax effect - benefit (expense)	5,701	(272)	796

Net-of-tax amount - securities available for sale	(10,588)	503	(1,481)

Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	7,537	(148)	—
Tax effect - (expense) benefit	(2,638)	52	—

Net-of-tax amount - interest rate swaps	4,899	(96)	—

Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	784	1,236	571
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	—	(48)	(49)
Prior service cost arising during the period	—	(80)	—
Gains (losses) arising during the period	5,842	2,380	(6,621)

Change in gains or losses and prior service costs or credits	6,626	3,488	(6,099)
Tax effect - (expense) benefit	(2,319)	(1,220)	2,134

Net-of-tax amount - pension plans	4,307	2,268	(3,965)

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	23	27	43
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	72	81	73
Prior service cost arising during the period	105	—	92
Gains (losses) arising during the period	820	(68)	(238)

Change in gains (losses) and prior service costs or credits	1,020	40	(30)
Tax effect - (expense) benefit	(357)	(14)	10

Net-of-tax amount - post-retirement plans	663	26	(20)

Net-of-tax amount - pension and post-retirement plans	4,970	2,294	(3,985)

Total other comprehensive (loss) income	(719)	2,701	(5,466)

Comprehensive income	$13,508	$18,498	$1,626

(1)	Amounts are included in net gains on sales of securities in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December, 2013, 2012 and 2011 was $205, $320 and $2,187, respectively.

(2)	Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2013, 2012 and 2011 was $274, $433 and $200, respectively.

(3)	Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2013, 2012 and 2011 was $8, $9 and $15, respectively.

(4)	Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2013, 2012 and 2011 was $25, $28 and $26, respectively.

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013 , 2012 and 2011

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2010	19,551,057	$85,249	$4,789	$(3,478)	$90,645	$(1,282)	687,682	$(9,495)	$166,428
Comprehensive income	—	—	—	—	7,092	(5,466)	—	—	1,626
Cancel Rockville Financial MHC, Inc. shares	(10,689,250)	—	9,685	—	—	—	—	—	9,685
Treasury shares retired	(687,682)	(9,495)	—	—	—	—	(687,682)	9,495	—
Exchange of common stock at 1.5167 shares per common stock	4,222,539	—	—	—	—	—	—	—	—
Fractional share distribution	(2,226)	(22)	—	—	—	—	—	—	(22)
Proceeds from stock offering, net of offering costs	17,109,886	168,044	—	—	—	—	—	—	168,044
Purchase of common stock by ESOP	—	—	—	(7,071)	—	—	—	—	(7,071)
Share-based compensation expense	21,317	—	625	—	—	—	—	—	625
ESOP shares released or committed to be released	—	—	183	1,096	—	—	—	—	1,279
Cancellation of shares for tax withholding	(8,140)	—	(93)	—	—	—	—	—	(93)
Forfeited unvested restricted stock	(3,033)	—	—	—	—	—	—	—	—
Dividends declared ($ 0.27 per common share)	—	—	—	—	(7,030)	—	—	—	(7,030)

Balance at December 31, 2011	29,514,468	243,776	15,189	(9,453)	90,707	(6,748)	—	—	333,471
Comprehensive income	—	—	—	—	15,797	2,701	—	—	18,498
Share-based compensation expense	—	—	2,976	—	—	—	—	—	2,976
ESOP shares released or committed to be released	—	—	382	1,147	—	—	—	—	1,529
Cancellation of shares for tax withholding	(27,105)	—	(276)	—	—	—	—	—	(276)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(4,686)	—	(317)	—	(426,005)	4,999	(4)
Reissuance of treasury shares in connection with stock options exercised	—	—	(167)	—	—	—	(50,005)	586	419
Treasury stock purchased	—	—	—	—	—	—	1,806,476	(21,626)	(21,626)
Dividends declared ($ 0.52 per common share)	—	—	—	—	(14,376)	—	—	—	(14,376)

Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611

See accompanying notes to consolidated financial statements.	(Continued)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Concluded)

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	14,227	(719)	—	—	13,508
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	2,665	—	—	—	—	—	2,665
ESOP shares released or committed to be released	—	—	552	1,155	—	—	—	—	1,707
ESOP Forfeiture	—	—	357	—	—	—	—	—	357
Cancellation of shares for tax withholding	(24,932)	—	(357)	—	—	—	—	—	(357)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	642	—
Reissuance of treasury shares in connection with stock options exercised	—	—	(259)	—	—	—	(90,411)	1,064	805
Treasury stock purchased	—	—	—	—	—	—	2,301,665	(30,028)	(30,028)
Forfeited unvested restricted stock	(6,141)	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	65	—	—	—	—	—	65
Dividends paid ($0.40 per common share)	—	—	—	—	(10,453)	—	—	—	(10,453)

Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$14,227	$15,797	$7,092
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of premiums and discounts on investments, net	471	470	(7)
Share-based compensation expense	2,665	2,976	625
ESOP expense	1,707	1,529	1,279
Tax benefit from stock-based awards	65	—	—
Provision for loan losses	2,046	3,587	3,021
Net gain from sales of securities	(585)	(914)	(6,277)
Goodwill impairment	—	79	—
Loss on extinguishment of debt	—	—	8,914
Other-than-temporary impairment losses on equity securities	—	—	29
Loans originated for sale	(144,597)	(126,700)	(56,843)
Proceeds from sales of loans originated for sale	154,521	125,825	57,223
Realized gain on sale of loans	(5,054)	(4,417)	(1,715)
Losses on sales of OREO	85	84	93
Write-downs of OREO	287	183	257
Depreciation and amortization on premises and equipment	2,383	1,379	1,317
Loss on disposal of equipment	113	8	110
Deferred income tax expense (benefit)	410	(1,858)	3,899
Increase in cash surrender value of bank-owned life insurance	(2,092)	(1,920)	(623)
Net change in:
Deferred loan fees and premiums	(1,632)	(276)	(93)
Accrued interest receivable	(844)	(773)	87
Current income tax receivable	(2,123)	2,848	—
Other assets	3,197	(1,766)	515
Accrued expenses and other liabilities	(1,482)	4,943	(2,525)

Net cash provided by operating activities	23,768	21,084	16,378

Cash flows from investing activities:
Proceeds from sales of available for sale securities	44,880	29,285	14,608
Proceeds from calls and maturities of available for sale securities	—	14,800	39,700
Principal payments on available for sale mortgage-backed securities	26,862	33,393	20,673
Principal payments on held to maturity mortgage-backed securities	2,373	3,468	4,173
Purchases of available for sale securities	(245,609)	(165,073)	(107,327)
Purchases of held to maturity securities	(10,093)	—	—
Redemption of FHLBB stock	814	1,140	—
Proceeds from sale of OREO	4,042	2,113	934
Proceeds from portfolio loan sales	70,715	—	—
Purchase of loans	(14,142)	(3,692)	—
Loan originations, net of principal payments	(170,111)	(131,424)	(53,130)
Purchase of bank-owned life insurance	(4,008)	(25,000)	(20,000)
Proceeds from sale of equipment	—	8	25
Purchases of premises and equipment	(7,108)	(5,971)	(2,042)
Net cash used in investing activities	(301,385)	(246,953)	(102,386)

Rockville Financial, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Concluded)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)	2013	2012	2011
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	27,685	32,508	47,365
Net increase in interest-bearing deposits	202,840	145,406	69,826
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(434)	924	(279)
Net increase in short-term FHLBB advances	64,112	61,000	—
Proceeds from long-term FHLBB advances	—	23,250	—
Net increase in repurchase agreements	48,192	—	—
Prepayment of FHLBB borrowings and penalty	—	—	(131,114)
Repayments of long-term FHLBB advances	(15,182)	(7,026)	(73,341)
Common stock repurchased	(30,028)	(21,626)	—
Common stock purchase for ESOP	—	—	(7,071)
Cancellation of shares for tax withholding	(357)	(276)	(93)
ESOP forfeiture	357	—	—
Reissuance of treasury shares	—	(4)	—
Proceeds from stock offering, net of expenses	—	—	168,044
Proceeds from exercise of stock options	805	419	—
Cash dividends paid on common stock	(10,453)	(14,376)	(7,030)
Fractional shares distribution	—	—	(22)

Net cash provided by financing activities	287,537	220,199	66,285

Net increase (decrease) in cash and cash equivalents	9,920	(5,670)	(19,723)
Cash and cash equivalents - beginning of year	35,315	40,985	60,708

Cash and cash equivalents - end of year	$45,235	$35,315	$40,985

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,465	$10,860	$18,167
Income taxes, net	7,017	5,311	1,664
Transfer of loans to other real estate owned	3,097	2,218	3,302
Increase (decrease) due to broker, investment purchases	1,758	1,386	(10,534)

See accompanying notes to consolidated financial statements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Consolidated Financial Statements and the accompanying notes presented in this report include the accounts of Rockville Financial, Inc. (“the Company”) and its wholly-owned subsidiary Rockville Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, SBR Mortgage Company, SBR Investment Corp., Inc., Rockville Bank Commercial Properties, Inc. Rockville Bank Residential Properties, Inc., Rockville Financial Services, Inc. and Rockville Bank Investment Sub, Inc.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Rockville, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2013, the Company’s principal asset was all of the outstanding capital stock of Rockville Bank, a wholly-owned subsidiary of the Company.

The Company, through Rockville Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 22 banking offices, three loan production offices, 38 ATMs, telephone banking, mobile banking and its internet website (www.rockvillebank.com).

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

Securities

Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity are those which the Bank has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period. Rockville did not have a trading portfolio at December 31, 2013 and 2012. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. Rockville did not transfer any securities from available for sale to held to maturity during 2013, 2012 and 2011.

Securities are reviewed quarterly for other-than-temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

OTTI. The evaluation considers several qualitative factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the financial condition and near-term prospects of the issuer and guarantor, where applicable. If the Company intends to sell the security or, if it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis, or for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis the security is written down to fair value and the respective write-down is recorded in non-interest income in the Consolidated Statements of Net Income. If the Company does not intend to sell the security and if it is more likely than not that the Bank will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Consolidated Statements of Net Income. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered OTTI is recorded as a loss in non-interest income on the Consolidated Statements of Net Income.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Derivative Financial Instruments.

The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on the Company’s balance sheet. Derivatives executed with the same counterparty are generally subject to netting arrangements; however, fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as fair value hedges, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to the effective portion of cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in their fair values recorded in other non-interest income, if material. Fair value is based on changes in the fair value of the underlying mortgage loans.

Forward Loan Sale Commitments

To protect against the portfolio risks inherent in derivative loan commitments or rate locks associated with fixed rate residential lending, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans and long-term interest rate risk that may result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Mandatory delivery forward loan sale commitments are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2013 and 2012.

Loans Held For Sale

The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are rate locked. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. Loans held for sale are stated at the lower of cost or fair value. Fair values are estimated using quoted loan market prices provided by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Connecticut Housing Finance Authority (“CHFA”) and Merrimack Mortgage Company, Inc. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained, with the exception of limited volume of government production sold to Merrimack Mortgage Company, Inc.

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

A loan is classified as a troubled debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers’ financial condition. All TDR loans are initially classified as impaired and generally remain impaired as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loans losses, as further described below.

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

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

Commercial business loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s servicing asset valuation is performed by an independent third party using a static valuation model representing a projection of a single interest rate/market environment into the future and discounting the resulting assumed cash flow back to present value. Discount rates, servicing costs, float earnings rates and delinquency information as well as the use of the medium PSA quotations provided by Security Industry and Financial Market Association are used to calculate the value of the servicing asset.

Capitalized servicing rights are reported in other assets and prior to January 1, 2013, were amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Effective January 1, 2013, the Company adopted the fair value measurement for its servicing assets with changes in fair value recorded in other non-interest income (loss).

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in other real estate owned expense. Gains and losses on the sale of other real estate owned are recorded in other income (loss) in the Consolidated Statements of Net Income.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on certain current and former employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax. Management reviews the credit quality and financial strength of the insurance carriers on a quarterly basis and annual basis, respectively. BOLI with any individual carrier is limited to 15% of capital plus reserves.

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

Marketing and Promotions

Marketing and promotions costs are expensed as incurred.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value through a charge to non-interest expense. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No write-downs of long-lived assets were recorded for any period presented herein.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2013 and 2011. There was goodwill impairment of $79,000 in 2012.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2013 and 2012, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences.

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

In 2012, the Company announced it would be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the hard-freeze, participants in the plan stopped earning additional benefits under the plan. The Company began providing additional benefits to these employees under the Bank’s 401(k) Plan as of January 1, 2013. See Note 13, Pension Plans and Other Post-Retirement Benefits, for further information on these benefits.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The required disclosures about fair value measurements have been included in Note 4, “Fair Value Measurement” in the Notes to Consolidated Financial Statements.

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

ESOP

Unearned ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation - ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged to additional paid in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company’s Consolidated Statements of Condition. In September 2013, the Company announced that it will merge its ESOP with its Defined Contribution Plan, or 401(k) Plan, effective January 1, 2014.

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

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the Consolidated Financial Statements when they are funded or related fees are incurred or received.

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

Receivables – Troubled Debt Restructurings by Creditors. In January, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considering to have received physical possession of residential property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The amendments in this ASU are effective for annual periods, and interim periods those within annual periods, beginning after December 15, 2014. The amendments are not expected to have a material impact on the Company’s Consolidated Financial Statements.

Derivatives and Hedging. In July 2013, the FASB issued ASU No. 2013-10, Inclusion of Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes which provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The Update permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The Update also removes the restriction on using different benchmark rates for similar hedges. The Update was effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2013 and 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,031	$—	$6,031	$—
Government-sponsored residential mortgage-backed securities	95,662	—	95,662	—
Government-sponsored residential collateralized debt obligations	67,751	—	67,751	—
Government-sponsored commercial mortgage-backed securities	12,898	—	12,898	—
Government-sponsored commercial collateralized debt obligations	4,706	—	4,706	—
Asset-backed securities	106,536	—	35,095	71,441
Corporate debt securities	42,486	—	41,016	1,470
Obligations of states and political subdivisions	62,505	—	62,505	—
Marketable equity securities	6,328	3,280	2,996	52

Total available for sale securities	$404,903	$3,280	$328,660	$72,963

Mortgage loan derivative assets	$146	$—	$146	$—
Mortgage loan derivative liabilities	107	—	107	—
Mortgage servicing rights	4,103	—	—	4,103
Interest rate swap assets	7,705	—	7,705	—
Interest rate swap liabilities	428	—	428	—

December 31, 2012
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$12,717	$—	$12,717	$—
Government-sponsored residential mortgage-backed securities	91,144	—	91,144	—
Government-sponsored residential collateralized debt obligations	20,947	—	20,947	—
Government-sponsored commercial mortgage-backed securities	9,302	—	9,302	—
Government-sponsored commercial collateralized debt obligations	5,135	—	5,135	—
Asset-backed securities	11,200	—	4,174	7,026
Corporate debt securities	18,818	—	17,610	1,208
Obligations of states and political subdivisions	68,804	—	68,804	—
Marketable equity securities	3,322	3,244	—	78

Total available for sale securities	$241,389	$3,244	$229,833	$8,312

Mortgage loan derivative assets	$464	$—	$464	$—
Mortgage loan derivative liabilities	101	—	101	—
Interest rate swap liabilities	148	—	148	—

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	For the Years Ended December 31,
(In thousands)	2013	2012
Balance of available for sale securities, at beginning of period	$8,312	$1,290
Purchases	65,452	7,000
Principal payments	(1,109)	—
Total unrealized gains included in other comprehensive income	308	22

Balance at end of period	$72,963	$8,312

Balance of mortgage servicing rights at beginning of period	$1,052	$944
Cumulative effect of change in accounting principle	502	—
Issuances	1,202	546
Amortization	—	(407)
Serviced loans mortgage servicing asset expensed	(143)	—
Change in fair value recognized in net income	1,490	(31)

Balance at end of period	$4,103	$1,052

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

Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, effective January 1, 2013, (See Note 8, “Loans Receivable and Allowance for Loan Losses” in the Notes to Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 11% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2013 and 2012 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans	$509	$—	$—	$509
Other real estate owned	1,529	—	—	1,529

Total	$2,038	$—	$—	$2,038

December 31, 2012
Impaired loans	$1,211	$—	$—	$1,211
Other real estate owned	2,846	—	—	2,846

Total	$4,057	$—	$—	$4,057

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

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	For the Years Ended December 31,
(In thousands)	2013	2012	2011

Impaired loans	$977	$470	$148
Other real estate owned	85	84	93

Total	$1,062	$554	$241

Disclosures about Fair Value of Financial Instruments

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

Mortgage Servicing Rights: Refer to the above discussion on mortgage servicing rights.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and 2012, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets:
Cash and cash equivalents	$45,235	$45,235	$—	$—	$45,235
Available for sale securities	404,903	3,280	328,660	72,963	404,903
Held to maturity securities	13,830	—	14,260	—	14,260
Loans held for sale	422	—	422	—	422
Loans receivable-net	1,697,012	—	—	1,702,686	1,702,686
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,706	—	—	5,706	5,706
Mortgage loan derivative assets	146	—	146	—	146
Mortgage servicing rights	4,103	—	—	4,103	4,103
Interest rate swaps	7,705	—	7,705	—	7,705
Financial liabilities:
Deposits	1,735,205	—	—	1,626,071	1,626,071
Mortgagors’ and investors’ escrow accounts	6,342	—	—	6,342	6,342
Advances from FHLBB and other borrowings	240,228	—	—	242,458	242,458
Interest rate swaps	428	—	428	—	428
Mortgage loan derivative liabilities	107	—	107	—	107
December 31, 2012
Financial assets:
Cash and cash equivalents	$35,315	$35,315	$—	$—	$35,315
Available for sale securities	241,389	3,244	229,833	8,312	241,389
Held to maturity securities	6,084	—	6,681	—	6,681
Loans held for sale	5,292	—	5,292	—	5,292
Loans receivable-net	1,586,985	—	—	1,624,001	1,624,001
FHLBB stock	15,867	—	—	15,867	15,867
Accrued interest receivable	4,862	—	—	4,862	4,862
Mortgage loan derivative assets	540	—	540	—	540
Financial liabilities:
Deposits	1,504,680	—	—	1,513,188	1,513,188
Mortgagors’ and investors’ escrow accounts	6,776	—	—	6,776	6,776
Advances from FHLBB	143,106	—	—	148,201	148,201
Interest rate swaps	148	—	148	—	148
Mortgage loan derivative liabilities	101	—	101	—	101

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2013 and 2012, the Company was required to have cash and liquid assets of $7.0 million and $9.2 million, respectively, to meet these requirements. The Company is also required to maintain a reserve balance as part of their coin and currency contract with Bankers Bank Northeast. The required reserve amounted to $800,000 and $775,000 as of December 31, 2013 and 2012, respectively.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2013 and 2012 is as follows:

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate			Estimated Fair Value Net
			Received	Paid
	(In thousands)	(In years)				(In thousands)
December 31, 2013
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$100,000	7.00	TBD (1)	2.40%		$7,389

Fair value hedge:
Interest rate swap	20,000	4.02	1.10%	0.22	%(2)	(183)

Non-hedging derivatives:
Forward loan sale commitments	2,695	—				19
Derivative loan commitments	2,271	—				20
Loan level swaps - dealer(3)	25,205	8.52	2.04%	4.58%		(240)
Loan level swaps - borrowers(3)	25,205	8.52	4.58%	2.04%		310

Total	$175,376					$7,315

December 31, 2012
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$75,000	7.00	TBD (1)	2.30%		$(148)

(1)	The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.

(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of December 31, 2013.

(3)	The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

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

As of December 31, 2013, the Company had three outstanding interest rate derivatives with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk.

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2013, the Company recognized net gains of $1,000 in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of approximately $66,000 for the year ended December 31, 2013 related to net settlements on the derivatives.

As of December 31, 2013, the Company had outstanding interest rate derivatives with a notional of $20.0 million that was designated as a fair value hedge of interest rate risk.

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

As of December 31, 2013, the Company had four borrower-facing rate derivatives with an aggregate notional amount of $25.2 million and four broker derivatives also with an aggregate notional value amount of $25.2 million related to this program.

Derivative Loan Commitments

Additionally, the Company enters into mortgage loan commitments that are also referred to as derivative loan commitments, if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that these loans will subsequently be sold in the secondary market.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2013.

Fair Values of Derivative Instruments
		Fair Value
(In thousands)	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Derivative Assets	$7,389	$—
Interest rate swap - cash flow hedge	Other Liabilities	—	(148)
Interest rate swap - fair value hedge	Derivative Assets	5	—
Interest rate swap - fair value hedge	Other Liabilities	(188)	—

Total derivatives designated as hedging instruments		$7,206	$(148)

Derivatives not designated as hedging instruments:
Forward loan sale commitment	Derivative Assets	$19	$464
Derivative loan commitment	Derivative Assets / (Liabilities)	20	(101)
Interest rate swap - non designated hedge	Derivative Assets	310	—
Interest rate swap - non designated hedge	Other Liabilities	(240)	—

Total derivatives not designated as hedging		$109	$363

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash Flow Hedges
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) For the Year Ended December 31,
	2013	2012
(In thousands)

Interest Rate Swaps	$7,537	$(148)

Effect of Derivative Instruments on the Income Statement

The tables below present information pertaining to the Company’s derivatives on the Consolidated Statements of Net Income designated as hedging instruments for the years ended December 31, 2013, 2012 and 2011. In June 2012, the Company entered their first interest rate swap to hedge the variable cash flows associated with a forecasted issuance of debt. No hedges were made by the Company prior to June 2012.

Fair Value Hedges
		Amount of Loss Recognized in Income on Derivatives For the Year Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss)
	Recognized in Income	2013	2012	2011
(In thousands)

Interest Rate Swaps	Interest expense	$(183)	$—	$—

		Amount of Gain Recognized
		in Income on Hedged Items
		For the Year Ended December 31,
		2013	2012	2011

Interest Rate Swaps	Interest expense	$183	$—	$—

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments on the Consolidated Statements of Net Income as of December 31, 2013, 2012 and 2011.

	Amount of Gain (Loss) Recognized for the Year Ended
(In thousands)	2013	2012	2011
Derivatives not designated as hedging instruments:
Derivative loan commitment	$(6)	$(101)	$—
Forward loan sale commitments	(19)	464	—
Interest rate swaps	70	—	—

	$45	$363	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of December 31, 2013, the counterparties related to these agreements posted $7.0 million of collateral to the Company. As of December 31, 2012, the Company had pledged one security with an adjusted fair value of $470,000 as collateral related to these agreements.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of December 31, 2013, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.0 million. As of December 31, 2013, the Company has minimum collateral posting thresholds with one of its derivative counterparties and has posted collateral with a market value of $607,000 against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2013 and 2012 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,801	$39	$809	$6,031
Government-sponsored residential mortgage-backed securities	96,708	1,493	2,539	95,662
Government-sponsored residential collateralized debt obligations	69,568	26	1,843	67,751
Government-sponsored commercial mortgage-backed securities	13,841	—	943	12,898
Government-sponsored commercial collateralized debt obligations	5,043	—	337	4,706
Asset-backed securities	107,699	259	1,422	106,536
Corporate debt securities	43,586	808	1,908	42,486
Obligations of states and political subdivisions	67,142	—	4,637	62,505

Total debt securities	410,388	2,625	14,438	398,575

Marketable equity securities, by sector:
Banks	3,068	—	21	3,047
Industrial	109	102	—	211
Mutual funds	2,793	68	17	2,844
Oil and gas	131	95	—	226

Total marketable equity securities	6,101	265	38	6,328

Total available for sale securities	$416,489	$2,890	$14,476	$404,903

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,743	$364	$—	$4,107
Obligations of states and political subdivisions	10,087	108	42	10,153

Total held to maturity securities	$13,830	$472	$42	$14,260

December 31, 2012
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$12,413	$304	$—	$12,717
Government-sponsored residential mortgage-backed securities	87,769	3,445	70	91,144
Government-sponsored residential collateralized debt obligations	20,798	150	1	20,947
Government-sponsored commercial mortgage-backed securities	9,179	123	—	9,302
Government-sponsored commercial collateralized debt obligations	5,048	87	—	5,135
Asset-backed securities	11,193	26	19	11,200
Corporate debt securities	19,760	695	1,637	18,818
Obligations of states and political subdivisions	67,458	1,473	127	68,804

Total debt securities	233,618	6,303	1,854	238,067

Marketable equity securities, by sector:
Banks	68	10	—	78
Industrial	109	50	—	159
Mutual funds	2,756	131	—	2,887
Oil and gas	135	63	—	198

Total marketable equity securities	3,068	254	—	3,322

Total available for sale securities	$236,686	$6,557	$1,854	$241,389

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$6,084	$597	$—	$6,681

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2013, the net unrealized loss on securities available for sale of $11.6 million, net of income taxes of $4.1 million, or $7.5 million, is included in accumulated other comprehensive loss. At December 31, 2012, the net unrealized gain on securities available for sale of $4.7 million, net of income taxes of $1.6 million, or $3.1 million, is included in accumulated other comprehensive loss.

The amortized cost and fair value of debt securities at December 31, 2013 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$602	$604	$—	$—
After 1 year through 5 years	21,484	22,032	—	—
After 5 years through 10 years	25,379	24,680	—	—
After 10 years	70,064	63,706	10,087	10,153

	117,529	111,022	10,087	10,153
Mortgage-backed securities	96,708	95,662	3,743	4,107
Government-sponsored residential collateralized debt obligations	69,568	67,751	—	—
Government-sponsored commercial mortgage-backed securities	13,841	12,898	—	—
Government-sponsored commercial collateralized debt obligations	5,043	4,706	—	—
Asset-backed securities	107,699	106,536	—	—

Total debt securities	$410,388	$398,575	$13,830	$14,260

At December 31, 2013, the Company had 18 encumbered securities, with an adjusted fair value of $52.0 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 6 and 12.

For the years ended December 31, 2013, 2012 and 2011, proceeds from the sale of available for sale securities and gross gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2013	2012	2011
Proceeds from the sale of available for sale securities	$44,880	$29,285	$14,608
Gross gains on the sale of available for sale securities	804	941	6,400
Gross losses on the sale of available for sale securities	219	27	123

As of December 31, 2013, the Company did not own any private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2013 and 2012.

The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2013, the estimated fair value of this portfolio was $72.7 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $72.7 million, $25.2 million were representative of general obligation bonds for which $17.4 million are obligations of political subdivisions of the respective state. For all municipal debt purchases, the Management Investment Committee under the direction of the Asset-Liability Committee approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At December 31, 2013, one security, with an estimated fair value of $1.0 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, a AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012:

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$4,184	$809	$—	$—	$4,184	$809
Government-sponsored residential mortgage-backed securities	58,474	2,539	—	—	58,474	2,539
Government-sponsored residential collateralized debt obligations	56,339	1,843	—	—	56,339	1,843
Government-sponsored commercial mortgage-backed securities	12,899	943	—	—	12,899	943
Government-sponsored commercial collateralized debt obligations	4,707	337	—	—	4,707	337
Asset-backed securities	70,802	1,422	—	—	70,802	1,422
Corporate debt securities	17,567	531	1,470	1,377	19,037	1,908
Obligations of states and political subdivisions	56,441	3,967	6,064	670	62,505	4,637

Total debt securities	281,413	12,391	7,534	2,047	288,947	14,438
Marketable equity securities:	3,047	21	1,272	17	4,319	38

Total	$284,460	$12,412	$8,806	$2,064	$293,266	$14,476

December 31, 2012
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$10,360	$70	$—	$—	$10,360	$70
Government-sponsored residential collateralized debt obligations	4,151	1	—	—	4,151	1
Asset-backed securities	4,173	19			4,173	19
Corporate debt securities	—	—	1,208	1,637	1,208	1,637
Obligations of states and political subdivisions	6,632	127	—	—	6,632	127

Total	$25,316	$217	$1,208	$1,637	$26,524	$1,854

Of the securities summarized above as of December 31, 2013, 109 issues had unrealized losses equaling 4.2% of the cost basis for less than twelve months and 90 issues had unrealized losses equaling 19.0% of the cost basis for twelve months or more. As of December 31, 2012, 19 issues had unrealized losses for less than twelve months and 1 issue had losses for twelve months or more.

Management believes that no individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.

The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2013.

U.S. Government and government-sponsored enterprises and residential mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to twenty securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, therefore the Company does not consider this security to be other-than-temporarily impaired at December 31, 2013. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a steepening yield curve. During 2013, investment grade credit spreads grinded tighter while the belly of the yield curve steepened. The fixed rate corporate bonds within the portfolio were particularly sensitive to this area of the yield curve and declined in market value as a result.

Asset-Backed Securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities. The majority of these securities have resetting coupons that adjust on quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 8.     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

A summary of the Company’s loan portfolio at December 31, 2013 and 2012 is as follows:

	December 31,
(In thousands)	2013	2012
Real estate loans:
Residential	$634,447	$683,195
Commercial	776,913	697,133
Construction	52,243	49,980

Total real estate loans	1,463,603	1,430,308
Commercial business loans	247,932	171,632
Installment loans	883	1,184
Collateral loans	1,374	1,567

Total loans	1,713,792	1,604,691
Net deferred loan costs and premiums	2,403	771
Allowance for loan losses	(19,183)	(18,477)

Loans — net	$1,697,012	$1,586,985

At December 31, 2013, the Company had pledged $385.6 million of eligible loan collateral to support available borrowing capacity at the FHLBB. See Note 12.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2013
Balance, beginning of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision for loan losses	876	382	272	650	99	(233)	2,046
Loans charged off	(811)	(145)	(250)	(190)	(124)	—	(1,520)
Recoveries of loans previously charged off	137	—	—	18	25	—	180

Balance, end of year	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

December 31, 2012
Balance, beginning of year	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision for loan losses	2,018	1,474	(360)	374	11	70	3,587
Loans charged off	(1,042)	(117)	(122)	(25)	(48)	—	(1,354)
Recoveries of loans previously charged off	147	—	3	52	17	—	219

Balance, end of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

December 31, 2011
Balance, beginning of year	$4,688	$5,469	$1,653	$2,296	$81	$125	$14,312
Provision for loan losses	800	1,326	(76)	691	(5)	285	3,021
Loans charged off	(679)	(101)	(291)	(480)	(37)	—	(1,588)
Recoveries of loans previously charged off	262	—	—	8	10	—	280

Balance, end of year	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2013 and 2012 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2013
Allowance related to loans individually evaluated and deemed impaired	$94	$—	$—	$—	$—	$—	$94
Allowance related to loans collectively evaluated and not deemed impaired	6,302	8,288	829	3,394	29	247	19,089

Total allowance for loan losses	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

Loans deemed impaired	$10,594	$7,446	$2,639	$1,424	$29	$—	$22,132
Loans not deemed impaired	623,853	769,467	49,604	246,508	2,228	—	1,691,660

Total loans	$634,447	$776,913	$52,243	$247,932	$2,257	$—	$1,713,792

December 31, 2012
Allowance related to loans individually evaluated and deemed impaired	$97	$—	$1	$220	$—	$—	$318
Allowance related to loans collectively evaluated and not deemed impaired	6,097	8,051	806	2,696	29	480	18,159

Total allowance for loan losses	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

Loans deemed impaired	$9,867	$1,768	$3,034	$1,966	$46	$—	$16,681
Loans not deemed impaired	673,328	695,365	46,946	169,666	2,705	—	1,588,010

Total loans	$683,195	$697,133	$49,980	$171,632	$2,751	$—	$1,604,691

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2013 and 2012:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
December 31, 2013
Real estate loans:
Residential	$6,674	$1,327	$4,262	$12,263	$—	$10,192
Commercial	513	—	656	1,169	—	656
Construction	—	—	1,306	1,306	—	1,518
Commercial business	3	—	704	707	—	1,259
Installment and collateral	15	21	3	39	—	29

Total	$7,205	$1,348	$6,931	$15,484	$—	$13,654

December 31, 2012
Real estate loans:
Residential	$5,818	$3,087	$4,794	$13,699	$—	$9,867
Commercial	8,235	466	1,230	9,931	—	1,768
Construction	1,046	121	1,497	2,664	—	2,409
Commercial business	301	3	62	366	—	1,966
Installment and collateral	16	5	46	67	—	46

Total	$15,416	$3,682	$7,629	$26,727	$—	$16,056

If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $347,000, $415,000 and $302,000 in additional interest income during the years ended December 31, 2013, 2012 and 2011, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,991	$11,565		$9,170	$10,129
Commercial	7,446	7,526		1,768	1,862
Construction	2,639	8,542		2,184	1,610
Commercial business loans	1,424	2,243		1,985	2,904
Installment and collateral loans	29	32		45	46

Total	21,529	29,908		15,152	16,551

Impaired loans with a valuation allowance:
Real estate loans:
Residential	603	667	$94	697	741	$97
Construction	—	—	—	496	618	1
Commercial business loans	—	—	—	336	340	220

Total	603	667	94	1,529	1,699	318

Total impaired loans	$22,132	30,575	$94	$16,681	$18,250	$318

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,671	$391	$391	$8,408	$411	$411
Commercial	4,407	45	45	1,624	77	77
Construction	2,463	42	42	1,349	98	98
Commercial business loans	1,385	46	46	1,494	81	81
Installment and collateral loans	34	2	2	35	2	2

Total	16,960	526	526	12,910	669	669

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,328	41	41	1,225	26	26
Construction	257	4	4	99	18	18
Commercial business loans	140	—	—	210	18	18
Installment and collateral loans	2	—	—	—	—	—

Total	1,727	45	45	1,534	62	62

	$18,687	$571	$571	$14,444	$731	$731

	For the Year Ended December 31, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$5,871	$255	$255
Commercial	1,834	68	68
Construction	2,100	22	22
Commercial business loans	937	49	49
Installment and collateral loans	14	2	2

Total	10,756	396	396

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,308	35	35
Commercial	460	—	—
Construction	95	3	3
Commercial business loans	142	—	—
Installment and collateral loans	13	—	—

Total	2,018	38	38

	$12,774	$434	$434

No additional funds are committed to be advanced in connection with impaired loans.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Troubled debt restructurings that were restructured in 2013 and 2012 are set forth in the following table:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	8	$1,129	$1,129	—	$—	$—
Commercial real estate	4	6,541	6,541	—	—	—
Construction	3	521	521	5	1,530	1,530
Commercial business	2	61	61	—	—	—
Installment & collateral	2	26	26	—	—	—

Total troubled debt restructuring	19	$8,278	$8,278	5	$1,530	$1,530

Troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2013 and 2012 follows:

	For the Year Ended December 31 , 2013		For the Year Ended December 31 , 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	3	$408	4	$538
Construction	—	—	3	585

Total troubled debt restructuring	3	$408	7	$1,123

The majority of restructured residential loans were on non-accrual status as of December 31, 2013 and 2012. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

In 2013 there were an additional 19 loans that were restructured totaling $8.3 million. All 8 residential loans are carried on non-accrual status and were evaluated to insure that current market value is greater than the Bank’s recorded investment. Additionally, there were 4 commercial real estate loans totaling $6.5 million that are carried as accruing TDRs as concessions were made in relation to original loan structure or renewals were processed extending the term beyond the originally anticipated time frame. These loans remain on an accrual basis as borrower performance has been satisfactory and the underlying collateral position adequately supports the carrying value. In addition, there were 3 smaller construction loans and 2 commercial business loans that were modified during the year and carried as accruing TDRs due to performance and collateral support.

Due to low unit absorption, $521,000 in construction subdivision loan projects were modified and added to troubled debt restructuring during 2013.

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

The following table presents the Company’s loans by risk rating at December 31, 2013 and 2012.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
December 31, 2013
Loans rated 1 — 5	$620,924	$755,001	$49,020	$236,065	$2,214
Loans rated 6	2,147	9,792	543	4,521	—
Loans rated 7	11,376	12,120	2,680	7,346	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$634,447	$776,913	$52,243	$247,932	$2,257

December 31, 2012
Loans rated 1 — 5	$669,905	$673,844	$43,488	$158,576	$2,699
Loans rated 6	2,182	14,121	4,310	5,366	—
Loans rated 7	11,108	9,168	2,182	7,690	52
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$683,195	$697,133	$49,980	$171,632	$2,751

Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Balance, beginning of year	$2,248	$3,745
Loans related to parties who terminated service during the year	(197)	(1,146)
Additional loans and advances	426	235
Repayments	(457)	(586)

Balance, end of year	$2,020	$2,248

As of December 31, 2013 and 2012, all related party loans were performing.

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Loan Servicing

The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $408.0 million, $238.1 million and $160.3 million as of December 31, 2013, 2012 and 2011, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition. During the years ended December 31, 2013, 2012 and 2011, the Company received servicing fee income in the amount of $685,000, $595,000 and $156,000, respectively, which are included in service charges and fees in the Consolidated Statements of Net Income.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2013 the fair value of servicing rights was determined using pretax internal rates of return ranging from 8.1% to 10.1% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 154. At December 31, 2012 the fair value of servicing rights was determined using pretax internal rates of return ranging from 8.0% to 10.0% and the Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 400.

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights capitalized and amortized for the years ended December 31, 2013, 2012 and 2011. Changes in the fair value of mortgage servicing rights are included in other income (loss) in the Consolidated Statements of Net Income.

	Years Ended December 31,
(In thousands)	2013	2012	2011
Mortgage servicing rights:
Balance at beginning of year	$1,083	$944	$858
Cumulative effect of net change in accounting principle	471	—	—
Serviced loans mortgage servicing asset expensed	(143)	—	—
Change in fair value recognized in net income	1,490	—	—
Issuances/Additions	1,202	546	339
Amortization	—	(407)	(253)

Balance at end of year	4,103	1,083	944

Valuation allowances:
Balance at beginning of year	(31)	(166)	—
Recoveries	31	135	—
Provisions	—	—	(166)

Balance at end of period	—	(31)	(166)

Mortgage servicing assets, net	$4,103	$1,052	$778

Fair value of mortgage servicing assets at end of year	$4,103	$1,554	$880

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 9.	OTHER REAL ESTATE OWNED

Other real estate owned totaled $1.5 million at December 31, 2013 and consisted of $466,000 of commercial real estate properties and $1.1 million of residential real estate properties, which are held for sale at December 31, 2013. At December 31, 2012, other real estate owned was $2.8 million and consisted of $443,000 of commercial real estate properties and $2.4 million of residential real estate properties. Other income totaling $23,000, $2,000 and $12,000 was generated in 2013, 2012 and 2011, respectively, from the rental of other real estate owned property. Other real estate owned operating expenses were $587,000, $357,000 and $420,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following is a summary of the activity for other real estate owned:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of year	$2,846	$3,008	$990
Additions	3,097	2,218	3,302
Write-downs	(287)	(183)	(257)
Proceeds from sales	(4,042)	(2,113)	(934)
Loss on sales	(85)	(84)	(93)

Balance at end of year	$1,529	$2,846	$3,008

Note 10.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 are summarized as follows:

	At December 31,		Estimated
(In thousands)	2013	2012	Useful Life
Land and improvements	$487	$487	0 - 15 years
Buildings	15,554	15,965	10 - 39.5 years
Furniture and equipment	12,188	11,480	3 - 10 years
Leasehold improvements	7,473	5,486	5 - 10 years
Construction in progress	4,616	1,953

	40,318	35,371
Accumulated depreciation and amortization	(15,628)	(15,293)

Premises and equipment, net	$24,690	$20,078

Depreciation and amortization expense was $2.4 million, $1.4 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Construction in process at December 31, 2013 related to renovations on several of the Company’s offices and branches. The Company had construction commitments amounting to $2.9 million at December 31, 2013.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 11.	DEPOSITS

Deposits at December 31, 2013 and 2012 were as follows:

	December 31,
(In thousands)	2013	2012
Demand and NOW	$420,359	$388,535
Regular savings	219,305	214,134
Money market and investment savings	524,638	366,690
Club accounts	330	346
Time deposits	570,573	534,975

	$1,735,205	$1,504,680

Time deposits in denominations of $100,000 or more were $309.5 million and $259.6 million as of December 31, 2013 and 2012, respectively.

Contractual maturities of time deposits as of December 31, 2013 are summarized below:

(In thousands)
2014	$310,682
2015	114,595
2016	75,656
2017	27,521
2018	42,119

$570,573

Included in time deposits are brokered deposits which amounted to $88.7 million and $65.2 million at December 31, 2013 and 2012, respectively.

Note 12.	FEDERAL HOME LOAN BANK BORROWINGS AND STOCK AND OTHER BORROWINGS

Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2013 and 2012 are summarized below:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2013	$—	—%	$61,000	0.33%
2014	118,112	0.45	8,112	3.70
2015	35,000	2.28	35,000	2.28
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	33,000	2.56
Thereafter	2,924	2.54	2,994	2.54

	$192,036	1.21%	$143,106	1.61%

At December 31, 2013, four advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39%, which are scheduled to mature between 2014 and 2017, are callable. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $272.6 million and $350.6 million at December 31, 2013 and 2012, respectively. See Note 8.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2013 and 2012. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances that, based on certain percentages of book and fair values, and has a value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2013, the Bank could borrow immediately an additional $57.9 million from the FHLBB, inclusive of the line of credit.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. The FHLBB purchased $814,000 of excess capital stock during the first quarter of 2013 as part of an announced program to repurchase $250 million of members’ excess stock, the second repurchase since it established a moratorium in 2008.

Other Borrowings

As of December 31, 2013, advances outstanding under reverse repurchase agreements totaled $48.2 million. The outstanding advances consisted of five individual borrowings with terms of six months or less and a weighted average cost of 0.42%.

In addition to the FHLBB advances, reverse repurchase borrowing agreements and committed fed funds lines of credit, the Bank has a relationship with a brokered sweep deposit provider by which funds are provided up to a maximum of 5% of the Bank’s assets. As of December 31, 2013, amounts under this agreement totaled $50.0 million at a cost of 0.50%. As of December 31, 2013, the Bank could borrow an additional $65.1 million through this relationship.

The following table summarizes information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
(In thousands)
Balance at end of period	$192,036	$143,106	$65,882
Average amount outstanding during the year	179,637	112,299	168,081
Interest expense incurred during year	2,386	2,210	6,219
Maximum amount outstanding at any month-end	253,071	135,869	256,421
Average interest rate during the year	1.33%	1.97%	3.70%
Weighted-average interest rate on end of period balances	1.21%	1.61%	3.22%

Securities sold under agreements to repurchase include funds borrowed from customers on an overnight basis. At December 31, 2013, the Company had $48.2 million of repurchase agreements outstanding with its at a weighted-average rate of 0.42%. The following table summarizes our customer repurchase agreements at and for the periods shown:

	For the years Ended December 31,
	2013	2012	2011
(In thousands)
Balance at end of period	$48,192	$—	$—
Average amount outstanding during the year	19,791	—	—
Interest expense incurred during year	81	—	—
Maximum amount outstanding at any month-end	48,192	—	—

Average interest rate during the year	0.41%	—	—
Weighted-average interest rate on end of period balance	0.42%	—	—

Note 13.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

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

The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key officers. Benefits under the Supplemental Plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The Company also provides an unfunded post-retirement medical, health and life insurance benefit plan for retirees and employees hired prior to March 31, 1993.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plans and post-retirement benefit plans for the period ended December 31, 2013, 2012 and 2011:

	Qualified Pension Plans December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands )	2013	2012	2011	2013	2012	2011	2013	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$27,226	$27,073	$20,616	$1,199	$1,065	$4,770	$2,547	$2,531	$2,440
Service cost	50	1,059	809	38	38	51	35	31	21
Interest cost	1,048	1,163	1,117	48	44	112	91	102	124
Plan participants’ contributions	—	—	—	—	—	—	26	28	30
Actuarial (gain) loss	(3,291)	3,863	5,126	(159)	80	289	(661)	(10)	45
Benefits paid	(809)	(782)	(595)	(28)	(28)	(3,807)	(112)	(135)	(129)
Curtailments, settlements, special termination benefits	—	(5,150)	—	93	—	(350)	—	—	—

Benefit obligation at end of year	$24,224	$27,226	$27,073	$1,191	$1,199	$1,065	$1,926	$2,547	$2,531

Change in Plan Assets:
Fair value of plan assets at beginning of year	$22,782	$20,782	$20,401	$—	$—	$—	$—	$—	$—
Actual return on plan as sets	4,285	2,782	176	—	—	—	—	—	—
Employer contributions	—	—	800	28	28	3,807	86	107	100
Plan participants’ contributions	—	—	—	—	—	—	26	28	29
Benefits paid	(809)	(782)	(595)	(28)	(28)	(3,807)	(112)	(135)	(129)

Fair value of plan assets at end of year	$26,258	$22,782	$20,782	$—	$—	$—	$—	$—	$—

Funded Status:
Overfunded (underfunded) at end of year	$2,034	$(4,444)	$(6,291)	$(1,191)	$(1,199)	$(1,065)	$(1,926)	$(2,547)	$(2,531)

Amounts Recognized in the Consolidated
Statements of Condition:
Accrued expenses and other liabilities	$2,034	$(4,444)	$(6,291)	$(1,191)	$(1,199)	$(1,065)	$(1,926)	$(2,547)	$(2,531)

The components of accumulated other comprehensive income related to pensions and other post-retirement benefits, on a pre-tax basis, at December 31, 2013, 2012 and 2011 are summarized below:

	Qualified Pension Plans December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands )	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of:
Prior service cost (credit)	$—	$—	$(128)	$273	$401	$428	$—	$—	$—
Net loss	2,625	9,251	12,867	103	269	194	15	742	830

Total accumulated other comprehensive loss	2,625	9,251	12,739	376	670	622	15	742	830
Deferred tax asset	(844)	(3,172)	(4,392)	(131)	(233)	(217)	(5)	(252)	(282)

Net impact on accumulated other comprehensive loss	$1,781	$6,079	$8,347	$245	$437	$405	$10	$490	$548

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of net periodic benefit costs and other amounts recognized in accumulated other comprehensive loss for the retirement plans for the years ended December 31, 2013, 2012 and 2011:

	Qualified Pension Plans			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
(In thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$50	$1,059	$809	$38	$38	$51	$35	$31	$21
Interest cost	1,048	1,163	1,117	48	44	112	91	102	124
Expected return on plan assets	(1,734)	(1,690)	(1,670)	—	—	—	—	—	—
Amortization of net actuarial losses (gains)	784	1,236	571	5	4	(2)	66	77	75
Amortization of prior service (credit) cost	—	(48)	(49)	23	28	33	—	—	10
Settlement charge	—	(80)	—	199	—	(161)	—	—	—

Net periodic benefit cost	148	1,640	778	313	114	33	192	210	230

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	(5,842)	(2,380)	6,621	(159)	79	192	(661)	(11)	46
Change in prior service cost (credit)	—	80	—	(105)	—	(92)	—	—	—
Amortization of net (loss) gain	(784)	(1,236)	(571)	(6)	(4)	2	(66)	(77)	(75)
Amortization of prior service cost (credit)	—	48	49	(23)	(27)	(33)	—	—	(10)

Total recognized in other comprehensive income	(6,626)	(3,488)	6,099	(293)	48	69	(727)	(88)	(39)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6,478)	$(1,848)	$6,877	$20	$162	$102	$(535)	$122	$191

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.80%	3.90%	4.70%	3.80%	4.55%	3.65%
Expected return on plan assets	7.75%	8.00%	—	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31 follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.90%	4.35%	5.50%	3.80%	4.25%	5.10%	3.65%	3.65%	4.10%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The accumulated post-retirement benefit obligation for the other post-retirement benefits was $1.9 million and $2.5 million as of December 31, 2013 and 2012, respectively.

The Company does not intend to apply for the government subsidy under Medicare Part-D for post-retirement prescription drug benefits. Therefore, the impact of the subsidy is not reflected in the development of the liabilities for the plan. As of December 31, 2013, prescription drug benefits are included in the post-retirement benefits offered to employees hired prior to March 1, 1993.

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

Assumed Healthcare Trend Rates

The Company’s accumulated post-retirement benefit obligations, exclusive of pensions and the Supplemental Plans, take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 9% at December 31, 2013. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease

(In thousands)
Effect on post-retirement benefit obligation	$19,012	$(15,456)
Effect on total service and interest	225,649	(188,895)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The fair value of major categories of pension plan assets as of December 31, 2013 and 2012 are as follows:

Total
(In thousands)	Fair Value
December 31, 2013
Domestic equity funds	$12,654
International equity funds	2,648
Fixed income funds	243
Domestic bond funds	7,832
International bond funds	1,824
Real estate REIT index funds	1,057

Total	$26,258

December 31, 2012
Domestic equity funds	$10,907
International equity funds	2,297
Fixed income funds	224
Domestic bond funds	7,304
International bond funds	1,136
Real estate REIT index funds	914

Total	$22,782

All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.

The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2013 targeted allocation for equity securities, debt securities, real estate and cash was 58%, 37%, 4% and 1%, respectively. At December 31, 2013 the actual allocation equaled the target for each investment category. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Contributions

There were no contributions to the Pension Plan in 2013 and 2012. The Company does not expect to make any contributions to the Pension Plan in 2014. Contributions to the Supplemental Executive Retirement Plans (“SERP”) and the Rockville Bank Supplemental Savings and Retirement Plan (“SSRP”) were $26,000 and $28,000 in 2013 and 2012, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Qualified Pension Plans	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
Years Ending December 31,
2014	$797	$28	$95
2015	869	28	104
2016	928	28	108
2017	999	41	115
2018	1,103	71	115
Years 2019-2023	6,671	385	635

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

In connection with the pension plan being frozen at December 31, 2012, the Company will provide additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan beginning January 1, 2013 for a five year period. In September 2013, the Company announced that it will merge its employee stock Ownership plan with its 401(k) Plan effective January 1, 2014.

The Company recorded expenses of $1.5 million, $838,000 and $573,000 to the plan for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 14.	SHARE-BASED COMPENSATION PLANS

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the 2006 Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting for the 1.5167 exchange ratio established as a result of the stock offering, as of December 31, 2013, there were 16,319 restricted stock shares and 79,142 stock options that remain available for future grants under the Plan. There were 94,419 stock options granted from the Plan in 2013.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2013, there were 189,482 restricted stock shares and 482,048 stock options that remain available for future grants under the 2012 Plan. There were 53,834 restricted shares and 342,817 stock option awards granted from the 2012 Plan in 2013. Of the restricted shares granted, 15,391 shares are performance vested.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $2.7 million with a related tax benefit recorded of $921,000 for the year ended December 31, 2013, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $722,000, respectively, and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.9 million. The total charge of $2.7 million for the year ended December 31, 2013 includes $357,000 related to 24,932 vested restricted shares used for income tax withholding on behalf of certain executives.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for 2006 Plan share-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for full vesting at the time an employee or Director retires. Share-based compensation granted to non-retirement-eligible individuals pursuant to the 2006 Plan and share-based compensation granted to all individuals pursuant to the 2012 Plan are expensed over the normal vesting period as established by each plan.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $3.0 million, with a related tax benefit recorded of $1.0 million, for the year ended December 31, 2012, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $692,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $2.3 million. The total charge of $3.0 million includes $276,000 related to 27,105 vested restricted shares used for income tax withholding payments on behalf of certain executives.

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

Stock Options:

The following table presents the activity related to stock options under the 2006 and 2012 Stock Option Plans for the year ended December 31, 2013:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,996,843	$10.12
Granted	437,236	13.20
Exercised	(90,411)	8.90
Forfeited or expired	(26,048)	10.76

Outstanding at December 31, 2013	2,317,620	$10.74	7.2	$8,045

Stock options vested and exercisable at December 31, 2013	1,342,546	$10.04	6.1	$5,577

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the unvested stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested as of December 31, 2012	1,046,639	$1.70
Granted	437,236	1.80
Vested	(482,753)	1.76
Forfeited, expired or canceled	(26,048)	1.95

Unvested as of December 31, 2013	975,074	$1.74

The aggregate fair value of stock options vested was $850,000 and $609,000 for 2013 and 2012, respectively. As of December 31, 2013, the unrecognized cost related to the stock options awarded of $1.2 million will be recognized over a weighted-average period of 2.0 years.

The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	2013	2012	2011
Weighted per share average fair value of options granted	$1.80	$1.48	$3.77
Assumptions:
Risk-free interest rate	1.61%	0.91%	1.72%
Expected volatility	20.33%	22.24%	50.31%
Expected dividend yield	3.03%	3.27%	2.64%
Expected life of options granted	6.0 years	6.0 years	6.0 years

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

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding stock options outstanding as of December 31, 2013, is as follows:

Options Outstanding				Exercisable Options
Weighted- Average Exercise Price ($)	Total Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Exercisable Shares	Weighted- Average Exercise Price ($)
$6.00 – 6.99	133,312	3.6	$6.09	133,312	$6.09
7.00 – 7.99	251,458	4.0	7.66	239,725	7.67
9.00 – 9.99	155,872	5.1	9.51	122,944	9.50
10.00 – 10.99	1,153,001	8.2	10.97	583,750	10.97
11.00 – 11.99	127,398	2.5	11.72	127,398	11.72
12.00 – 12.99	123,260	9.0	12.79	46,750	12.77
13.00 – 13.99	373,319	9.5	13.25	88,667	13.25

	2,317,620	7.2	10.74	1,342,546	10.04

Restricted Stock:

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.

The following table presents the activity for restricted stock for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2012	378,604	$10.89
Granted	53,834	13.20
Vested	(181,087)	10.95
Forfeited	(6,141)	10.27

Unvested as of December 31, 2013	245,210	$11.37

The fair value of restricted shares that vested during the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $830,000 and $205,000, respectively. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2013 was $13.20, for the year ended December 31, 2012 was $11.00 and for the year ended December 31, 2011 was $9.85.

As of December 31, 2013, there was $1.8 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.6 years.

Of the remaining unvested restricted stock, 90,763 shares will vest in 2014, 133,271 shares in 2015 and 21,176 shares will vest in 2016. All unvested restricted stock shares are expected to vest.

Employee Stock Ownership Plan:

As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the 2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the original ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2013. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. As of December 31, 2013, the outstanding balance for the loan was $970,000, which is due in full on December 31, 2014. Principal payments of $6.9 million have been made on the loan since inception. Dividends paid in 2013 totaling $84,900 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the initial public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2013. As of December 31, 2013, the outstanding balance for the loan was $6.6 million, the loan has a remaining term of 27 years. Principal payments of $434,300 have been made on the loan since inception. Dividends paid in 2013 totaling $255,500 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.

As of December 31, 2013, there were 339 participants receiving an ESOP allocation with an aggregate eligible compensation of $19.3 million. The shares were allocated among the participants in proportion to each individual’s compensation as a percentage of the total aggregate compensation. Compensation was capped at $255,000 for 2013, as prescribed by law.

The total ESOP expense was $1.7 million, $1.5 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were 1.0 million allocated and 722,000 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $7.2 million.

In September, 2013, the Company announced that it will merge its ESOP with its Defined Contribution Plan, or 401(k), effective January 1, 2014.

Note 15.	INCOME TAXES

The components of the income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011
Current tax provision (benefit)
Federal	$4,842	$8,445	$(274)
State	117	48	114

Total current	4,959	8,493	(160)

Deferred tax (benefit) provision
Federal	410	(1,858)	3,899
State	—	—	—

Total deferred	410	(1,858)	3,899

Total income tax expense	$5,369	$6,635	$3,739

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$6,714	$6,467
Investment security losses	434	384
Net unrealized losses on securities available for sale	4,053	—
Net unrealized losses on interest rate swaps	—	52
Pension, deferred compensation and post-retirement liabilities	981	3,657
Stock incentive award plan	1,491	1,297
Employee benefits	—	51
Other	799	1,175

Gross deferred tax assets	14,472	13,083

Deferred tax liabilities:
Unrealized gains on securities	—	(1,648)
Net unrealized gains on interest rate swaps	(2,586)	—
Purchase accounting adjustment	(354)	—
Employee benefits	(358)	—
Other	(477)	(715)

Gross deferred tax liabilities	(3,775)	(2,363)

Net deferred tax asset	$10,697	$10,720

As of December 31, 2013 and 2012, management believes it is more likely than not that the deferred tax assets will be realized through future earnings and future reversals of existing taxable temporary differences, and therefore, there was no valuation allowance.

Retained earnings at December 31, 2013 includes a contingency reserve for loan losses of approximately $1.2 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $420,000 at December 31, 2013 have not been recognized.

As of December 31, 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2013, 2012 and 2011. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2013, 2012 and 2011, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Provision for income tax at statutory rate	$6,859	$7,851	$3,683
Increase (decrease) resulting from:
State income taxes	76	31	76
Increase in cash surrender value of bank-owned life insurance	(732)	(659)	(216)
Dividend received deduction	(24)	(5)	(55)
Tax exempt interest and disallowed interest expense	(808)	(600)	—
Employee Stock Ownership Plan	193	—	153
Other, net	(195)	17	98

Total provision for income taxes	$5,369	$6,635	$3,739

Note 16.	COMMITMENTS AND CONTINGENCIES

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

Future minimum rental commitments under the terms of these leases, including option periods, by year and in the aggregate, are as follows as of December 31, 2013:

(In thousands)
2014	$1,879
2015	1,883
2016	1,893
2017	1,896
2018	1,918
Thereafter	37,119

$46,588

Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $2.6 million, $1.7 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The rental expense increase in 2013 compared to 2012 was due to the addition of new branch offices in late 2012 and 2013 and the impact of leased properties in mid-2012 for our administrative offices and training center in Glastonbury, Connecticut. Additionally, rental expense was increased in 2013 by our decision to close an Enfield, Connecticut branch due to a negotiated payment for lease buyout.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2013:

(In thousands)
2014	$318
2015	318
2016	211

$847

Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $318,000, $318,000 and $353,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Legal Matters:    At December 31, 2013, the Company is not subject to any pending litigation where the Company is a defendant.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Commitments to extend credit:
Commitment to grant loans	$63,401	$63,086
Undisbursed construction loans	80,345	71,459
Undisbursed home equity lines of credit	142,851	139,238
Undisbursed commercial lines of credit	116,004	76,673
Standby letters of credit	8,872	8,691
Unused checking overdraft lines of credit	39	51

	$411,512	$359,198

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well- capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2013 and 2012 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of Rockville Financial, Inc.’s regulatory capital and ratios as of December 31, 2013 and 2012:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Rockville Bank:
December 31, 2013
Total capital to risk weighted assets	$280,196	15.4%	$145,368	8.0%	$181,709	10.0%
Tier 1 capital to risk weighted assets	260,241	14.3	72,693	4.0	109,040	6.0
Tier 1 capital to total average assets	260,241	11.6	89,893	4.0	112,367	5.0
December 31, 2012
Total capital to risk weighted assets	$272,111	17.4%	$124,893	8.0%	$156,116	10.0%
Tier 1 capital to risk weighted assets	253,089	16.2	62,453	4.0	93,679	6.0
Tier 1 capital to total average assets	253,089	12.9	78,721	4.0	98,402	5.0
Rockville Financial, Inc.:
December 31, 2013
Total capital to risk weighted assets	$322,623	17.7%	$145,983	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,668	16.6	73,020	4.0	N/A	N/A
Tier 1 capital to total average assets	302,668	13.5	89,879	4.0	N/A	N/A
December 31, 2012
Total capital to risk weighted assets	$342,505	21.9%	$125,345	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	323,483	20.6	62,691	4.0	N/A	N/A
Tier 1 capital to total average assets	323,483	16.5	78,373	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2013, $22.7 million was available for the payment of dividends.

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

(In thousands)	December 31,
	2013	2012
Total consolidated equity	$299,382	$320,611
Adjustments:
Additional equity under Rockville Financial, Inc.	(42,427)	(70,394)
Accumulated other comprehensive loss	4,766	4,047
Disallowed goodwill and servicing assets	(1,480)	(1,175)

Tier 1 capital	260,241	253,089
Allowance for loan losses and off-balance sheet credit losses	19,851	18,908
Unrealized gains on available-for-sale securities includible in total risk-based capital	104	114

Total risk-based capital	$280,196	$272,111

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 18.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)

The following table presents quarterly financial information of the Company for the years ended December 31, 2013 and 2012:

	For the three months ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(In thousands , except per share data)
Interest and dividend income	$19,748	$19,500	$19,184	$19,085	$19,656	$19,671	$19,700	$18,925
Interest expense	2,772	2,627	2,483	2,578	2,629	2,707	2,809	2,799

Net interest income	16,976	16,873	16,701	16,507	17,027	16,964	16,891	16,126
Provision for loan losses	720	532	403	391	909	793	1,181	704

Net interest income after provision for loan losses	16,256	16,341	16,298	16,116	16,118	16,171	15,710	15,422
Non-interest income(1)	2,959	5,100	4,108	4,884	5,164	4,614	2,259	2,670
Other non-interest expense(2)	17,175	14,763	15,858	14,670	15,028	14,510	13,815	12,343

Income before income taxes	2,040	6,678	4,548	6,330	6,254	6,275	4,154	5,749
Provision (benefit) for income taxes	283	2,058	1,249	1,779	1,929	1,607	1,205	1,894

Net income	$1,757	$4,620	$3,299	$4,551	$4,325	$4,668	$2,949	$3,855

Earnings per share:
Basic	$0.07	$0.18	$0.13	$0.17	$0.16	$0.17	$0.11	$0.13
Diluted	$0.07	$0.18	$0.12	$0.17	$0.16	$0.17	$0.11	$0.13
Stock Price (per share):
High	$15.42	$13.50	$13.54	$13.26	$13.49	$12.33	$11.90	$11.99
Low	$12.68	$12.83	$12.27	$12.53	$12.22	$11.39	$10.94	$10.35

(1)	In the first, second, third and fourth quarters of 2013, the Company recorded net gains from the sale of loans totaling $2.1 million, $1.0 million, $1.7 million and $257,000, respectively. In 2012, quarterly net gains from the sale of loans were $525,000, $44,000, $2.5 million and $1.3 million for the first quarter through the fourth quarter, respectively.

(2)	In the first, second, third and fourth quarters of 2013, the Company’s salaries and benefits expense was $8.7 million, $9.1 million, $9.0 million and $9.7 million, respectively. In 2012, quarterly salaries and benefits expense was $7.1 million, $8.5 million, $8.3 million and $9.3 million for the first quarter through the fourth quarter, respectively. Since the completion of our second-step conversion, the growth in the number of employees has been consistent with the Company’s execution of its growth plans.

In the fourth quarter of 2013, the Company spent $2.1 million on merger related expenses pertaining to the November 2013 announced merger agreement with United Bancorp, Inc. See Note 22.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 19.	NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(In thousands, except share data)	2013	2012	2011
Net income	$14,227	$15,797	$7,092

Adjusted weighted-average common shares outstanding	29,471,397	29,475,264	29,685,986
Less: average number of treasury shares	2,618,178	758,806	177,168
Less: average number of unvested ESOP award shares	791,277	920,342	914,847

Weighted-average basic shares outstanding	26,061,942	27,796,116	28,593,971
Dilutive effect of stock options	364,278	229,494	99,324

Weighted-average diluted shares	26,426,220	28,025,610	28,693,295

Net income per share:
Basic	$0.55	$0.57	$0.25
Diluted	$0.54	$0.56	$0.25

For the years ended December 31, 2013, 2012 and 2011, respectively, 1.9 million, 1.7 million and 888,364 options were anti-dilutive and therefore excluded from the earnings per share calculation.

Note 20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

(In thousands)	Net Unrealized Loss on Benefit Plans	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2010	$(5,315)	$4,033	$—	$(1,282)
Change	(3,985)	(1,481)	—	(5,466)

December 31, 2011	(9,300)	2,552	—	(6,748)
Change	2,294	503	(96)	2,701

December 31, 2012	(7,006)	3,055	(96)	(4,047)
Change	4,970	(10,588)	4,899	(719)

December 31, 2013	$(2,036)	$(7,533)	$4,803	$(4,766)

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 21. PARENT	COMPANY FINANCIAL INFORMATION

The following represents the Company’s Condensed Statements of Condition as of December 31, 2013 and 2012 and Condensed Statements of Net Income and cash flows for the years ended December 31, 2013, 2012 and 2011 which should be read in conjunction with the Consolidated Financial Statements and related notes:

Condensed Statements of Condition

	At December 31,
(In thousands)	2013	2012
Assets:
Cash and due from banks	$25,170	$55,563
Deferred tax asset-net	327	882
Investment in Rockville Bank	256,956	250,217
Due from Rockville Bank	10,282	9,432
Other assets	7,919	4,729

Total Assets	$300,654	$320,823

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$1,272	$212
Stockholders’ equity	299,382	320,611

Total Liabilities and Stockholders’ Equity	$300,654	$320,823

Condensed Statements of Net Income

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Interest and dividend income:
Interest on investments	$1	$1	$8

Net interest income	1	1	8

Non-interest income	—	13	51
Non-interest expenses:
Contribution to Rockville Bank Foundation, Inc.	—	—	5,041
General and administrative	5,528	2,097	1,083

Total non-interest expense	5,528	2,097	6,124

Loss before tax benefit and equity in undistributed net income of Rockville Bank	(5,527)	(2,083)	(6,065)
Income tax benefit	1,602	613	1,960

Loss before equity in undistributed net income of Rockville Bank	(3,925)	(1,470)	(4,105)
Equity in undistributed net income of Rockville Bank	18,152	17,267	11,197

Net income	$14,227	$15,797	$7,092

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$14,227	$15,797	$7,092
Adjustments to reconcile net income to net cash by used in operating activities:
Share-based compensation expense	2,665	2,976	625
ESOP expense	2,064	1,529	1,279
Undistributed income of Rockville Bank	(18,152)	(17,267)	(11,197)
Deferred tax provision	555	(846)	(4)
Tax benefit of stock-based awards	65	—	—
Net change in:
Accrued interest receivable	—	—	1
Due from Rockville Bank	(850)	(3,243)	(521)
Other assets	(3,190)	1,020	(3,318)
Accrued expenses and other liabilities	1,059	(1,291)	1,281

Net cash used in operating activities	(1,557)	(1,325)	(4,762)

Cash flows from investing activities:
Dividend from Rockville Bank	11,197	12,500	—
Capital investment in Rockville Bank	—	—	(83,976)

Net cash provided by (used in) investing activities	11,197	12,500	(83,976)

Cash flows from financing activities:
Proceeds from stock offering, net of expenses	—	—	168,044
Cancellation of Rockville Financial MHC, Inc. shares	—	—	9,685
Common stock repurchased	(30,028)	(21,626)	(7,071)
Proceeds from the exercise of stock options	805	419	—
Cancellation of shares for tax withholding	(357)	(276)	(93)
Cash dividends paid on common stock	(10,453)	(14,376)	(7,030)
Cancellation of treasury shares	—	(4)	(22)

Net cash (used in) provided by financing activities	(40,033)	(35,863)	163,513

Net (decrease) increase in cash and cash equivalents	(30,393)	(24,689)	74,775
Cash and cash equivalents — beginning of year	55,563	80,252	5,477

Cash and cash equivalents — end of year	$25,170	$55,563	$80,252

Supplemental disclosures of cash flow information:
Cash paid for income taxes (net)	$6,228	$5,191	$1,606

As of December 31, 2013 and 2012, the Company had not engaged in any business activities other than owning the common stock of Rockville Bank.

Note 22.	SUBSEQUENT EVENTS

On January 22, 2014, the Company announced that the Bank has opened new loan production offices serving the greater Boston area and Fairfield County, Connecticut. The Company has received regulatory approval from the Connecticut Department of Banking and the offices opened in February 2014.

Rockville Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Transaction Pending Consummation

On November 15, 2013, the Company and United Financial Bancorp, Inc. announced that they entered into a definitive merger agreement in a stock-for-stock transaction valued at $369 million, based on the closing price of the Rockville’s common stock on November 14, 2013. In the merger, United shareholders will receive 1.3472 shares of Rockville common stock for each share of United’s common stock. Upon closing, Rockville shareholders will own approximately 49% of stock in the combined company; United shareholders will own approximately 51%. At December 31, 2013 United Financial Bancorp, Inc. had assets and equity of $2.48 billion and $302.8 million, respectively.

On February 11, 2014, the Company announced that the Board of Directors of the Federal Deposit Insurance Corporation approved the merger of the Company’s subsidiary, Rockville Bank with United Bank. The approval is subject to customary regulatory conditions. On February 13, 2014, the Company received notice from the Board of Governors of the Federal Reserve System that they have no objection to the merger. The Company and/or the Bank have submitted related applications to the Connecticut Department of Banking and the Massachusetts Board of Bank Incorporation, which are pending. The merger transaction also requires notice to the Office of the Comptroller of the Currency (“OCC”). The OCC has received notice and has indicated that it does not intend to make any comments on the notice. The transaction is also subject to the approval of the shareholders of the Company and United. The definitive agreement has been approved by the directors of both the Company and United. The merger is expected to close in the second quarter of 2014.

Management has evaluated subsequent events through March 14, 2014. There were no other subsequent events that require disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 73.

Item 9B.    Other Information

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

Item 11.    Executive Compensation

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2014 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2013.

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

3.	Exhibits:

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)
2.2	Agreement and Plan of Merger by and between Rockville Financial, Inc. and United Financial Bancorp, Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on the Company’s Form 8-K filed on November 15, 2013)
3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))
10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)
10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))
10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)
10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))
10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)
10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)
10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)
10.11.3	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment with William H.W. Crawford, IV effective January 1, 2014 (incorporated by reference to Exhibit 10.11.3 to the Current Report on the Company’s Form 8-K filed on June 10, 2013)
10.11.4	On November 14, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)
10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)
10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))
10.15	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment Agreement with J. Jeffrey Sullivan effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on November 20, 2013)
10.16	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Advisory Agreement with Richard B. Collins effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 20, 2013)
10.17	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Eric R. Newell effective January 1, 2013 filed herewith
10.18	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and David Paulson effective February 19, 2014 filed herewith
14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy — Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)
21.	Subsidiaries of Rockville Financial, Inc. and Rockville Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Net Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Audited Consolidated Financial Statements filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rockville Financial, Inc.

By:	/s/ William H.W. Crawford, IV
William H.W. Crawford, IV
President, Chief Executive Officer and Director

and

By:	/s/ Eric R. Newell
Eric R. Newell
Executive Vice President, Chief
Financial Officer and Treasurer

Date: March 14, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV William H.W. Crawford, IV	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/s/ Eric R. Newell Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ Michael A. Bars Michael A. Bars	Vice Chairman	March 14, 2014

/s/ C. Perry Chilberg C. Perry Chilberg	Director	March 14, 2014

/s/ David A. Engelson David A. Engelson	Director	March 14, 2014

/s/ Joseph F. Jeamel, Jr. Joseph F. Jeamel, Jr.	Director	March 14, 2014

/s/ Kristen A. Johnson Kristen A. Johnson	Director	March 14, 2014

/s/ Raymond H. Lefurge, Jr. Raymond H. Lefurge, Jr.	Chairman	March 14, 2014

/s/ Stuart E. Magdefrau Stuart E. Magdefrau	Director	March 14, 2014

/s/ Rosemarie Novello Papa Rosemarie Novello Papa	Director	March 14, 2014

/s/ Richard M. Tkacz Richard M. Tkacz	Director	March 14, 2014