Form 10-K/A
period 2013-12-31
Rockville Financial, Inc. /CT/
filed 2014-04-30
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35028

ROCKVILLE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Park Street, Rockville, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

(860) 291-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: None

Title of Class	Name of each exchange where registered
Common Stock, no par value	NASDAQ Global Select Stock Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes.    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    ☐    Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Rockville Financial, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014 is being filed for the purpose of including a response to Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Directors serve four-year staggered terms so that only approximately one-fourth of the Board is elected at each annual meeting of shareholders. The following table sets forth the names and certain information as of December 31, 2013 about each of the current directors.

Name	Age	Positions with Rockville Financial, Inc. and Rockville Bank	Director Since

Directors whose terms expire in 2014:

William H. W. Crawford	47	President and Chief Executive Officer	2011
David A. Engelson	70	Director	1998
Joseph F. Jeamel, Jr.	74	Director	2007
Richard M. Tkacz	61	Director	2007

Directors whose terms expire in 2015:

C. Perry Chilberg	65	Director	1999
Kristen A. Johnson	47	Director	2010
Rosemarie Novello Papa	69	Director	2007

Directors whose terms expire in 2016:

Michael A. Bars	58	Vice Chairman of the Board	2003

Directors whose terms expire in 2017:

Raymond H. Lefurge, Jr.	64	Chairman of the Board	2003
Stuart E. Magdefrau	59	Director	1995

Executive Officers who are not Directors

The following table sets forth the names, ages and positions of the executive officers of Rockville Financial, Inc. and Rockville Bank (as defined for the purposes of Securities and Exchange Commission Regulation S-K, Item 401(b), other than Mr. Crawford.

Name	Age(1)	Position

Scott C. Bechtle	63	Executive Vice President of Rockville Financial, Inc. and Rockville Bank, Chief Risk Officer of Rockville Bank
Mark A. Kucia	50	Executive Vice President, Chief Credit Officer of Rockville Bank

Eric R. Newell	34	Executive Vice President, Chief Financial Officer and Treasurer of Rockville Financial, Inc. and Rockville Bank
Marino J. Santarelli	62	Executive Vice President of Rockville Financial, Inc. and Rockville Bank, Chief Operating Officer of Rockville Bank
David C. Paulson	51	Executive Vice President, Head of Wholesale Banking of Rockville Bank
Brandon C. Lorey	45	Senior Vice President, Head of Consumer Lending of Rockville Bank

Samir R. Patel	52	Senior Vice President, Chief Technology Officer of Rockville Bank

Marliese L. Shaw	49	Senior Vice President, Corporate Secretary and Investor Relations of Rockville Financial, Inc. and Rockville Bank
Elizabeth Wynnick	44	Senior Vice President, Director of Internal Audit of Rockville Bank

(1)	Ages presented are as of December 31, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of information furnished to the Company pursuant to Rule 16a-3(e) during the year ended December 31, 2013, all of the Company’s Directors and Officers subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 filed all required reports on a timely basis, except that Mr. Stanton inadvertently filed one such required report two weeks late.

Code of Conduct and Ethics

The Company’s Standards of Conduct Policy is designed to promote the highest standards of ethical and professional conduct by the Company’s Directors, executive officers, including the principal executive officer, the principal accounting officer and employees and is adopted annually. The Standards of Conduct Policy requires that the Company’s Directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Standards of Conduct Policy, Directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Standards of Conduct Policy.

The Company also has a Whistleblower Policy, which is incorporated into the Standards of Conduct Policy, that requires Directors, executive officers and employees to comply with appropriate accounting and internal controls and establishes procedures to report any perceived wrongdoing, questionable accounting or auditing matters in a confidential and anonymous manner. The Whistleblower Policy also prohibits the Company from retaliating against any Director, executive officer or employee who reports actual or apparent violations of the Standards of Conduct Policy. In accordance with this policy, communication of reports is directly to the Executive Vice President Human Capital or the Chairman of the Audit Committee. A copy of the Standards of Conduct Policy, including the Whistleblower Policy is available, without charge, upon written request to Marliese L. Shaw, Corporate Secretary and Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066.

CORPORATE GOVERNANCE OF ROCKVILLE FINANCIAL, INC.

General

The Company was formed on September 13, 2010 as a state-chartered, stock holding company in anticipation of the second step conversion of its predecessor mutual holding company, Rockville Financial, MHC, Inc. Fifty-five percent of the Company’s common stock was owned by Rockville Financial MHC, Inc., a state-chartered mutual holding company and the Company held all of the common stock of Rockville Bank (the “Bank”).

On March 3, 2011 the Company completed a plan of conversion and reorganization (the “Conversion”) whereby Rockville Financial MHC, Inc. converted from a partially public mutual holding company structure to a fully public stock holding company structure. At that time, Rockville Financial MHC, Inc. ceased to exist and Rockville Bank became a wholly-owned subsidiary of Rockville Financial, Inc. References in this proxy statement to the Company prior to the date of the Conversion refer to the old Rockville Financial, Inc.

The business and affairs of the Company are managed by or under the direction of its Board of Directors. Members of the Board of Directors inform themselves of the Company’s business through discussions with its President and Chief Executive Officer and with other key members of management, by reviewing materials provided to them, and by participating in meetings of the Board of Directors and its committees.

Risk Oversight

The Board of Directors (the “Board”) has the primary responsibility for general risk oversight of the Company with the Audit Committee responsible for monitoring financial risk. The Board and Audit Committee periodically review Management’s implementation of a comprehensive Risk Management Program to identify, assess, mitigate, monitor, and most importantly communicate risk profiles inherent within the organization. Management assumes the responsibility for identifying and assessing various risks for the Board and Audit Committee to ensure both proper mitigation and remediation plans are in place as well as compliance with all regulatory guidelines. In support of these requirements, in mid-year 2011, a newly created division was approved by the Board and promptly staffed with experienced individuals, each with decades of experience. Specifically, a Chief Risk Officer (“CRO”) was hired as a direct report to the President and Chief Executive Officer, as well as a dedicated Information Security Officer, Compliance Officer, Enterprise Risk Manager and BSA/AML Officer reporting to the CRO, and a Director of Internal Audit reporting to the Board Audit Committee. Numerous initiatives were developed and continue to be implemented throughout 2013 to continue to provide the Board and Audit Committee information in a timely manner to facilitate effective risk mitigation efforts throughout the organization. The Board’s oversight is also augmented by the Risk Management Committee, which is chaired by the CRO, as well as a slate of voting members comprised of Risk Division officers, Information Technology officers, and most members of Executive Management. Included as well is at least one outside Director who not only is a voting member, but provides a detailed monthly report to the Board at its next regularly scheduled meeting. The Risk Management Committee reports directly to the President and Chief Executive Officer.

As a regulated financial institution, Rockville Bank is examined on a Federal and State mandated schedule, by the respective banking authorities. The results of these examinations are presented to the full Board promptly and fully, along with Management’s formal response as prepared for and forwarded to the respective Federal or State agencies. Any findings and recommendations contained in the Reports of Examination, as well as Internal Audit reports, are promptly implemented for corrective action and formally tracked and directly communicated to the Audit Committee. These formalized processes provide a consistent, transparent, very detailed and “strong” review of any areas of concern and serve as additional risk management oversight. Risk management is also incorporated into the Compensation Committee process in the form of a risk assessment for various compensation plans as prepared by the CRO, and presented jointly with the Executive Vice President Human Capital.

Meetings of the Board of Directors and Its Committees

The business of the Company’s and the Bank’s Boards of Directors is conducted through regularly scheduled meetings and activities of the Boards and their committees. The Board of Directors of the Bank consists of those persons who serve as Directors of the Company. Additionally, members of the Company’s committees serve on the identical committees of the Bank. During 2013, the Board of Directors held ten (10) regular meetings and six (6) special meetings. No Director attended fewer than 75% of the aggregate of the Bank’s and the Company’s Board and committee meetings in 2013, of which he or she was a member, during the period he or she was a Director and a committee member.

Director Attendance at Annual Meetings of Shareholders

It is the Company’s policy to encourage the attendance of each member of the Board of Directors at the Company’s Annual Meeting of Shareholders. The Company expects all of its Directors to attend the Annual Meeting. Last year, all of the Directors attended the 2013 Annual Meeting.

Committees of the Board of Directors

The Company’s Board of Directors has six committees: the Audit Committee (as described below), the Compensation Committee (as described below), the Governance Committee (as described below), the Asset/Liability Committee, the Executive Committee and the Lending Committee. Each of the above committees is a joint committee of the Company and the Bank. The Board of Directors may, by resolution, designate one or more additional committees.

The Audit Committee currently consists of Directors Stuart E. Magdefrau, Chairman, Raymond H. Lefurge, Jr., Vice Chairman, David A. Engelson, and Richard M. Tkacz, meets periodically with the Company’s independent registered public accounting firm and management to review accounting, auditing, internal audit, compliance and financial reporting matters. This committee met nine (9) times during the year ended December 31, 2013. Each member of the Audit Committee is independent in accordance with the listing standards of the NASDAQ Global Select Stock Market and the Securities and Exchange Commission’s (“SEC”) Audit Committee independence standards. The Board of Directors has determined that Mr. Lefurge and Mr. Magdefrau are audit committee financial experts under the rules of the SEC. The Audit Committee acts under a written charter adopted by the Board of Directors. The Audit Committee Charter can be found on the Company’s website under the link entitled “Governance Documents” at www.rockvillefinancialinc.com. This document also can be requested in print by writing to Marliese L. Shaw, Corporate Secretary and Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066. Ms. Shaw can be reached by e-mail at: mshaw@rockvillebank.com. All of the members of the Audit Committee have a basic understanding of finance and accounting and are able to read and understand fundamental financial statements.

The Compensation Committee consists of Directors Kristen A. Johnson, Chairman, David A. Engelson, Vice Chairman, C. Perry Chilberg, Raymond H. Lefurge, Jr. and Rosemarie Novello Papa. This committee met eleven (11) times during the year ended December 31, 2013. The Compensation Committee acts under a written charter adopted by the Board of Directors. The Compensation Committee Charter can be found on the Company’s website under the link entitled “Governance Documents” at www.rockvillefinancialinc.com. This document also can be requested in print by writing to Marliese L. Shaw, Corporate Secretary and Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066. Ms. Shaw can be reached by e-mail at: mshaw@rockvillebank.com.

Compensation Committee Interlocks and Insider Participation

Each member of the Compensation Committee is independent in accordance with the listing standards of the NASDAQ Global Select Stock Market. There were no Compensation Committee “interlocks” during 2013, which generally means that no executive officer of the Company served as a member of the compensation committee or board of directors of another non-tax-exempt company, an executive officer of which serves on the Company’s Compensation Committee.

The Governance Committee and Selection of Nominees for the Board

The Company has adopted a Governance Committee Charter. The Governance Committee Charter can be found on the Company’s website under the link entitled “Governance Documents” at www.rockvillefinancialinc.com. This document also can be requested in print by writing to Marliese L. Shaw, Corporate Secretary and Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066. Ms. Shaw can be reached by e-mail at: mshaw@rockvillebank.com. This Charter sets forth the procedure for selecting (i) Director nominees for election and/or re-election to the Board of Directors at the annual meeting of shareholders, (ii) candidates to fill vacancies on the Board in between annual meetings of shareholders, and (iii) Board members for membership on Board committees. The current members of the Governance Committee are Michael A. Bars, Chairman, C. Perry Chilberg, Vice Chairman, Kristen A. Johnson, Raymond H. Lefurge, Jr. and Stuart E. Magdefrau. This committee met seven (7) times during the year ended December 31, 2013.

The Governance Committee is responsible for recommending current Directors for re-nomination and for identifying and recruiting Director candidates as needed. Director candidates are recommended based upon their character and track record of accomplishments in leadership roles as well as their professional and corporate experience, skills and expertise; and more specifically based upon their observance of the highest standards of business and personal ethics and integrity, their active support of community activities in our market area, and their willingness to participate in appropriate business development efforts and Bank outreach events. Current Directors whose terms are expiring and those persons nominated by shareholders, if any, are reviewed under similar considerations, and also based on contribution, change of status and commitment to the Company. The Governance Committee seeks to align Board composition with Rockville Bank’s strategic direction so that the Board’s members bring skills, experience and background that are relevant to the key strategic and operational issues that they will review, oversee and approve. Because being the best community bank in our market is a cornerstone of Rockville Bank’s strategic direction, community outreach and community leadership are important considerations in reviewing and selecting director candidates. Because the Company is a financial institution, familiarity with financial matters and business acumen are other important considerations. The Governance Committee and the other members of the Board view the Company’s Board of Directors as a deliberative body and seek members who are willing to learn from each other and deliberate issues as they arise.

The Company does not have a diversity policy relating to Board membership, nor has it articulated a specific definition of diversity in this context.

The Governance Committee makes its recommendations to the independent members of the Company’s Board of Directors. The independent members of the Board of Directors, by majority vote, recommend Director nominees to the full Board for election and/or re-election to the Board at the annual meeting of shareholders and, if necessary, candidates to fill vacancies on the Board in between annual meetings of the shareholders. In making such recommendations, the independent Directors consider the recommendations of the Governance Committee but may recommend Director nominees not recommended or considered by the Governance Committee. The Board of Directors then recommends to the shareholders Director nominees for election and/or re-election to the Board at the annual meeting of shareholders.

The Rockville Financial, Inc. Board members are currently serving terms that expire in 2014, 2015, 2016 and 2017. The Governance Committee and the Board do not consider the qualifications of these individuals annually. However, in reviewing the candidates for nomination or re-nomination each year, the Governance Committee and Board do consider the mix of talents and experience of the entire Board. Among other things, the Governance Committee and the Board consider the following qualities or experience of the Board to be significant and relevant:

Mr. Bars is the Company’s Vice Chairman. He is a partner with one of the largest law firms headquartered in the community and has served on the boards of directors of numerous community organizations. His legal and community service experience are valuable to the Board’s overall capabilities.

Mr. Chilberg is an entrepreneur who owned a business with both a consumer retail function and a manufacturing component. His business experience as an entrepreneur in the community is valuable to the Board’s overall capabilities.

Mr. Crawford is the Company’s President and Chief Executive Officer. He joined the Company in January 2011 as Senior Executive Vice President of Rockville Financial, Inc. and Rockville Bank and held this position until former President and Chief Executive Officer William J. McGurk’s planned retirement in April 2011, at which time Mr. Crawford became the President and Chief Executive Officer of both entities. Prior to joining Rockville, Mr. Crawford served in numerous executive roles with Wells Fargo Bank, Wachovia Bank, and SouthTrust Bank from 1997 to 2010 including: Executive Vice President, Commercial Banking, Eastern Virginia, Regional President/Executive Vice President in four different markets: Raleigh/Durham, Southeast Florida, Greensboro/Winston Salem, and Norfolk/Virginia Beach. Mr. Crawford has 25 years of industry experience including leading regional banks exceeding $4 billion in deposits and 1,000+ employee organizations.

Mr. Engelson is the Chief Executive Officer of one of the community’s most active and visible social service agencies and is a prior elementary school principal in the community. His long time significant leadership and involvement in community service are valuable to the Board’s overall capabilities.

Mr. Jeamel had been, prior to his retirement in 2010, an executive officer of the Company since its formation in 2004 and of Rockville Bank since 1990 and, before that had approximately 30 years with other Connecticut banks. He has had both operational and financial responsibilities at both institutions. He was one of two management directors on the Board. He is also active on the board of directors of a significant social services agency in the community and Treasurer of the Board of Trustees of a local not-for-profit health network. His banking and related business and leadership experience, as well as his community service experience, are valuable to the Board’s overall capabilities.

Ms. Johnson is the Vice President of Human Resources and Corporate Secretary of Connecticut Water Company. Prior to joining Connecticut Water Company in 2007, she served as Senior Vice President, Human Resources and, Organizational Development Officer, at Rockville Bank since 1996. Her human resources leadership and banking and related business experience, as well as her community service experience, are valuable to the Board’s overall capabilities.

Mr. Lefurge is the Company’s Chairman. He is a certified public accountant and the president of an accounting firm located in the community. He also is a financial expert under the rules of the SEC. His financial and leadership experience are valuable to the Board’s overall capabilities.

Mr. Magdefrau is a certified public accountant practicing with an accounting firm that he founded, located in the community. He also is a financial expert under the rules of the SEC. His financial and leadership experience are valuable to the Board’s overall capabilities.

Ms. Papa has served as the Chairman and continues to serve as a member of the board of directors of the primary voluntary healthcare institution in the community. She also serves on the board of directors of a local community college. Her leadership and community service experience are valuable to the Board’s overall capabilities.

Mr. Tkacz is an entrepreneur who owns two community businesses with a significant presence in the construction and residential homeowner markets. His experience as an entrepreneur and participation in the business community are valuable to the Board’s overall capabilities.

Shareholder Nominations for the Board

Nominations by shareholders of record will be considered by the Governance Committee if such nomination is submitted in writing to the Secretary of the Company either by mail or in person at the principal offices of the Bank located at 25 Park Street, Rockville, Connecticut 06066 not less than 100 days prior to any meeting of shareholders called for the election of Directors; provided however, that if fewer than 100 days’ notice of the meeting is given to shareholders, such nomination shall be mailed or delivered in person to the Secretary of the Company prior to the earlier of the close of business on the 10th day following (i) the date on which notice of such meeting was given to shareholders; or (ii) the date on which a public announcement of such meeting was first made.

To be considered, the shareholder’s nomination must contain (i) the name, age, business address and residence address of each proposed nominee; (ii) the principal occupation of each proposed nominee; (iii) the total number of shares of common stock of the Company that will be voted for each proposed nominee; (iv) the name and address of the notifying shareholder; (v) the number of shares of common stock of the Company that are beneficially owned by the notifying shareholder; (vi) any other information relating to the proposed nominee as required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and (vii) the nominee’s written consent to serve as a Director if elected.

Shareholder Communications with the Board

The Company endeavors to ensure that the Board of Directors or individual Directors, if applicable, consider the views of its shareholders, who may communicate with the Board of Directors by sending a letter or an e-mail to the Company’s Secretary, Marliese L. Shaw (mshaw@rockvillebank.com) or by written correspondence to the Board of Directors or an individual Director with a copy to Ms. Shaw. All communications to the Board will be reviewed by the Company’s Chairman and President, with appropriate recommendations then being made to the Board. The Company believes that this procedure allows the Board to be responsive to shareholder communications in a timely and appropriate manner.

Item 11.	Executive Compensation

COMPENSATION OF

EXECUTIVE OFFICERS AND DIRECTORS

In this section we discuss and analyze the compensation of the “Named Executive Officers” including the Chief Executive Officer, the Chief Financial Officer and the three most highly compensated executive officers. In addition, in accordance with SEC rules, we also include our Former Chief Financial Officer. The discussion and analysis also includes a description of our decision making process as well as the Company’s compensation philosophy, programs and the material factors affecting our decision making for 2013 compensation.

Our 2013 Named Executive Officers were

William H.W. Crawford, IV	President and Chief Executive Officer

Eric R. Newell	Executive Vice President and Chief Financial Officer

Marino J. Santarelli	Executive Vice President and Chief Operating Officer

Scott C. Bechtle	Executive Vice President and Chief Risk Officer

Brandon Lorey	Senior Vice President and Head of Consumer Lending

John T. Lund	Executive Vice President and Former Chief Financial Officer

For additional information regarding compensation of the Named Executive Officers, see “— Summary Compensation Table” and other compensation-related tables and disclosure below.

Executive Summary

Core Profits Increase and Strong Organic Growth Continues

In 2013, Rockville Financial, Inc. reported an 11% increase in core net income of $16.3 million, $0.62 per diluted share, from $15.7 million, or $0.56 per diluted share, for the year 2012. Supporting the core net income growth was a disciplined approach to non-interest expense; therefore, while revenue increased, core operating expenses were flat for six consecutive quarters.

Strong organic growth was reflected in both loans and deposits during 2013. Net loans grew organically during the year by $110 million due to a continued focus on commercial banking and expansion of that team. Specifically, total commercial loans grew by $155 million, or 17% in 2013, and were comprised of a commercial real estate portfolio increase of $80 million, or 11%, a commercial business portfolio increase of $76 million, or 44% and a $583,000, or 1%, decrease in the commercial construction portfolio.

The year-over-year decline in residential mortgage portfolio balances of $49 million is reflective of the Company’s strategy to sell fixed rate residential loans to the secondary market in the low interest rate environment that continued through the majority of 2013. As a result of a dynamic shift in the mortgage market during 2013 away from refinance activity, purchase mortgage originations increased by 33% from the prior year and totaled $126 million for the year. The Company generated $282 million of total mortgage originations in 2013 and sold residential mortgage loans totaling $212 million. Had the Company not sold residential mortgage loans in the secondary market in 2013, net loans would have increased by approximately $322 million, or 20% during the year.

The Company reported 15% deposit growth in 2013. Deposits totaled $1.74 billion at December 31, 2013 and increased $231 million from $1.50 billion at December 31, 2012, reflecting a $28 million, or 12%, increase in non-interest bearing deposits and a $203 million, or 16%, increase in interest bearing deposits.

Rockville continued to operate under its second authorization to repurchase shares for most of 2013. As of December 31, 2013, the Company had repurchased 4,108,141 shares, or 14% of total shares outstanding prior to its first repurchase program. Additionally returning capital to shareholders, the Company paid dividends for 31 consecutive quarters as of year-end 2013 and has increased the dividend payment by 54% since its second step conversion in 2011.

All of these actions contributed to performance that outpaced the Company’s peers and provided significant returns to the Company’s shareholders. In fact, as reported by SNL, Rockville Financial, Inc. had total returns of 95% for the three years ending December 31, 2013 and of 14% for the year, as compared to the SNL U.S. Thrift Index of 31% and 28% for the 3-year and 1-year period, respectively.

On November 15, 2013, the Company announced its pending transformational merger of equals with United Financial Bancorp, Inc. of West Springfield, Massachusetts. The Company has received all of its regulatory approvals and shareholder approvals, and is intensely focused on the integration of these two strong companies. We look forward to becoming a highly efficient and top performing Company, and continuing to provide exceptional service to our customers and communities.

Key Compensation Decisions

The Company adopted a new compensation philosophy and began applying it to our executive compensation program in 2012. Given there had been significant changes made to our executive compensation program in 2012, we did not make any major changes to our executive compensation program in 2013. Our executive compensation programs are designed to attract, motivate and retain talent. Our incentive programs are designed to promote pay for performance and reward executives for performance which ultimately creates long-term shareholder value. Annually, we review our compensation philosophy and our pay programs to ensure that our compensation program meets our objectives and aligns with our performance and business strategy while maintaining good corporate governance practices. For 2013, the following compensation decisions were made in consideration of the Company’s sustained strong performance and pending strategic merger of equals with United Financial Bancorp, Inc.

•	Base salary was reviewed and determined to be market competitive.

•	In recognition of our sustained strong performance, the annual incentives were awarded between target and maximum.

•	The annual incentive program continues to use a scorecard approach to measure performance in a balanced manner and reduce unnecessary risk taking.

•	We made annual equity awards with a mix of stock options, time-vesting restricted stock and performance shares to provide a well-balanced perspective on long-term performance.

Corporate Governance Highlights

The Company has maintained important corporate governance polices:

•	Incentive pay was directly connected to Company and individual performance.

•	The equity awards vest over a three or four year time horizon, some of which are only obtained upon meeting certain performance criteria.

•	Executives and Board of Directors are subject to a robust stock ownership policy and are in compliance with it.

•	The employment agreements with Named Executive Officers, except the CEO, have a one-year term and the Committee reviews them annually before renewal.

•	The Change in Control protection in the agreements has a double-trigger provision.

•	The Senior Officer Incentive Compensation Plan (the “SOICP”) includes a clawback provision allowing our Board to recoup any excess compensation paid to the Named Executive Officers if the Company restates its financial results upon which an award is based.

Say on Pay Consideration

At our Annual Shareholder Meeting held on April 26, 2011 our shareholders voted to conduct advisory votes on “say on pay” and “say on pay frequency” (three years) proposals. Based on the voting results, the Board of

Directors determined to hold the “say on pay” vote every three years. Our last “say on pay” vote was conducted in 2011 and our shareholders showed support of the Company’s compensation practices. Although the vote is non-binding, the Compensation Committee has considered its result and will continue to review and evolve programs and practices to ensure alignment with emerging best practices and regulatory guidelines.

Objectives of the Company’s Compensation Programs and Compensation Philosophy

Our executive compensation programs are designed to enable the Company to attract, motivate and retain talent needed for the Company’s success, reward executives for performance, align executive interests with those of our shareholders, provide competitive compensation and ensure a balanced approach that promotes sound risk management practices.

We plan to achieve these objectives through several guiding principles.

Principles	How we achieve the principles

Provide market competitive compensation that enables the Company to attract and retain executives	•	Competitive base pay ranges are designed to target market median with flexibility to recognize individual performance, experience and contribution.
	•	Total compensation is targeted to represent market (i.e. median) for meeting performance with variation in actual total compensation as appropriate to reflect individual and Company performance.
	•	Market is defined using a combination of published industry survey sources (representing similar size and scope) and a proxy peer group of banks similar in size and region.
	•	Retention of key executives is supported through the use of multi-year vesting schedules for stock.
A significant portion of pay will be performance-based and support our goal to deliver shareholder value	•	Greater than 50% of our total compensation opportunity will be performance-based represented by our short and long-term incentive plans.
	•	A portfolio of performance measures will be tied to strategic goals that are intended to deliver shareholder value.
Support a culture of ownership that aligns our executives’ interests with those of shareholders	•	Ownership guidelines and holding requirements support our culture of encouraging executives to have significant stock holdings.
Focus on long-term/stock perspective and balanced approach to rewards that supports sound risk management practices	•	Long-term equity compensation supports our goal to align rewards with the time horizon of potential risk.
•

Our total compensation program in aggregate is designed to balance multiple perspectives including short / long term performance, cash / equity, relative / absolute performance and fixed / variable pay.

Risk Assessment

The Company adheres to a conservative and balanced approach to risk. Management and the Board conduct regular reviews of the business to ensure it remains within appropriate regulatory guidelines and practice. In addition, the Company is periodically examined by the Federal Reserve Bank of Boston, the Federal Deposit Insurance Corporation and the Connecticut Department of Banking.

During 2013, the Chief Risk Officer conducted a thorough risk assessment of the Company’s incentive plans and payout results for both 2013 plans and 2014 proposed plans. His in depth reviews were presented to the

Compensation Committee in December 2012, December 2013 and in early 2014. Based on the Chief Risk Officer’s review, the Company concluded that the compensation programs provide appropriate balance across many performance measures, have controls on the range of payouts, allow Committee discretion in making awards and ultimately do not pose material risk to the Company. Going forward, the Company will continue to monitor and evolve its programs to ensure they are aligned with emerging regulations and best practices.

Role of the Compensation Committee, Management and the Compensation Consultant in the Executive Compensation Process

Role of the Compensation Committee

The Compensation Committee (the “Committee”) of our Board of Directors is responsible for discharging the responsibilities of the Board of Directors (the “Board”) with regard to determining compensation paid to our Named Executive Officers, as well as all other executive officers (other than payments or benefits that are generally available to all other employees of the Company). Five members of the Board of Directors sit on the Compensation Committee, each of whom is an independent director under the NASDAQ Global Select Stock Market listing requirements. To fulfill its responsibilities, the Committee meets throughout the year (11 times in 2013) and also takes action by written consent. The Chairman of the Committee reports on Committee actions at meetings of the Company’s Board.

The Committee operates under a written charter that establishes its responsibilities. A copy of the Compensation Committee Charter can be found on the Company’s website at www.rockvillefinancialinc.com. The Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Committee is charged with general responsibility for the oversight and administration of our compensation program. Annually, the Committee reviews all compensation components and performance for the Company’s Chief Executive Officer and other executive officers, including base salary, annual incentive, long-term incentives/equity, benefits and other perquisites. In addition to reviewing competitive market values, the Committee examines the total compensation mix, pay-for-performance relationship, and alignment with our compensation philosophy. The Committee also reviews the employment agreements with named executive officers. As the Committee makes decisions regarding the Chief Executive Officer and other executive officers’ compensation, inputs and data from management and outside advisors are provided for external reference and perspective. While the Chief Executive Officer makes recommendations on other executive officers’ compensation, the Committee is ultimately responsible for approving compensation for all executive officers.

Role of the Compensation Consultant

Pursuant to its charter, the Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Committee has access to the funding it needs to solicit advisory services to meet their requirements.

For 2013, the Committee retained Pearl Meyer & Partners (“PM&P”) as its independent executive compensation consultant. None of the Company’s management team participated in the Committee’s decision to retain PM&P. PM&P reports directly to the Committee and the Committee may replace PM&P or hire additional consultants at any time. PM&P attends meetings of the Committee, as requested, and communicates with the Chair of the Committee between meetings; however, the Committee makes all decisions regarding the compensation of the Company’s executive officers.

PM&P provides various executive compensation services to the Committee with respect to the Company’s executive officers and other key employees at the Committee’s request. The services PM&P provides include advising the Committee on the principal aspects of the executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of the program design and awards in relationship to its performance.

The Committee regularly reviews the services provided by its outside consultant and believes that PM&P is independent in providing specialized executive compensation consulting services. The Committee conducted a specific review of its relationship with PM&P in 2013, and determined that PM&P’s work for the Committee did not raise any conflicts of interest, and is consistent with the guidance provided under the Dodd-Frank Act, the SEC and the NASDAQ. The Committee continues to monitor the independence of its compensation consultant on a periodic basis.

Role of the Company’s Management

The Company’s Management provides information and input, as requested by the Compensation Committee to facilitate decisions related to executive compensation. At the start of each year, the Chief Executive Officer develops proposed Company goals and objectives that are reviewed and approved by the Board of Directors. Performance measures for the incentive plan are derived from the Board approved goals.

Members of management may be asked to provide input relating to potential changes in compensation programs for review by the Compensation Committee. The Chief Executive Officer and the Executive Vice President of Human Capital provide the Committee and other advisors with Company information related to the Committee’s needs.

The Compensation Committee occasionally requests members of executive management to be present at Committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives are free to provide insight, suggestions or recommendations regarding executive compensation; however, only Committee members are allowed to vote on decisions regarding executive compensation.

The Chief Executive Officer reviews executive performance with the Committee and makes recommendations relating to executive compensation decisions. The Committee meets with the Chief Executive Officer to discuss his own performance and compensation package, but ultimately decisions regarding his package are made solely based upon the Committee’s deliberations. Decisions regarding other executives’ performance and compensation are made by the Committee considering recommendations from the Chief Executive Officer.

Inputs to Committee Decisions

Competitive Benchmarking

Understanding the competitive landscape is a key element the Committee considers in setting program targets and making compensation decisions. The Committee relies on data and advice of PM&P, which provides benchmarking data, best practices information and general education to members of the Committee as needed throughout the year.

A primary data source used in setting a competitive market for the Named Executive Officers is the information publicly disclosed by a custom peer group currently consisting of twenty-four (24) publicly traded banks of similar asset size and region. The peer group represents banks and thrifts approximately a half to two times the Company’s assets (~ $1.0 billion to $4.0 billion), located in Connecticut, Massachusetts, Rhode Island, New Jersey and New York (excluding Manhattan). The peer group was approved by the Committee. The peer companies are reviewed regularly and may change slightly depending on changes in the market place, acquisitions, divestures and business focus of the Company. The following banks were included in the 2013 competitive assessment conducted by PM&P:

Alliance Financial Corporation*	Hudson Valley Holding Corp.
Arrow Financial Corporation	Lakeland Bancorp, Inc.
BCB Bancorp, Inc.**	Northfield Bancorp, Inc.**
Berkshire Hills Bancorp, Inc.*	Ocean Shore Holding Co.**
Bridge Bancorp, Inc.	OceanFirst Financial Corp.
Brookline Bancorp, Inc.*	Oritani Financial Corp.
Cape Bancorp, Inc.**	Peapack-Gladstone Financial Corporation
Center Bancorp, Inc.	Provident New York Bancorp
Chemung Financial Corporation**	Suffolk Bancorp
Enterprise Bancorp, Inc.	Sun Bancorp, Inc.
Financial Institutions, Inc.	Tompkins Financial Corporation*
First Connecticut Bancorp, Inc.	United Financial Bancorp, Inc.
First Long Island Corporations	Washington Trust Bancorp, Inc.
Hingham Institution for Savings**	Westfield Financial, Inc.

*	Only in 2012 peer group; **only in 2013 peer group

In addition to the peer group, the Consultant, PM&P, includes data from other industry surveys such as the the PM&P Northeast Banking Compensation Survey and the ABA Compensation & Benefits Survey Report. Both surveys are broad-based compensation surveys with more than 100 financial institutions. The information from these competitive data sources were used to make 2013 base salary adjustments and to confirm award targets and ranges of our incentive programs.

2013 Executive Compensation Program Components and Decisions

The Company’s executive compensation program consists of the following components: base salary, short-term incentive, long-term equity awards and participation in our employee and executive benefit plans.

Base Salaries. Base salaries are reviewed annually and adjusted as appropriate to reflect each executive’s performance, contribution, experience and pay relative to the market. Internal responsibilities and relationships which may be unique to the Company are taken into consideration. Our goal is to provide market competitive base salaries recognizing each individual’s particular responsibilities, experience and contributions at the Company.

The following summarizes the 2012 and 2013 salaries for the Company’s Named Executive Officers:

Named Executive Officer	2012 Base Salary	2013 Base Salary	% of Increase
Mr. William H. W. Crawford, IV	$436,000	$476,000	9%
Mr. Eric R. Newell	$197,000	$215,000	9%
Mr. Marino J. Santarelli	$264,000	$280,000	6%
Mr. Scott C. Bechtle	$220,000	$240,000	9%
Mr. Brandon C. Lorey	—	$240,000	—
Mr. John T. Lund	$218,000	$230,000	6%

The salary increases were in part designed to bring individuals closer to the market mid-point, while allowing reflection of each executive’s experience and performance.

Short-Term Incentive Compensation. All executive officers participate in the Company’s Senior Officer Incentive Compensation Plan (the “SOICP”) which is administered by the Compensation Committee of the Board of Directors. The SOICP is an annual compensation plan specifically designed to encourage participants to focus on key performance goals during the fiscal year. The SOICP provides participants with an opportunity to earn variable rewards that are contingent on a combination of Company and Individual performance.

Each participant has a defined incentive opportunity expressed as a percentage of base salary. The incentive opportunity reflects a target award that will be paid assuming all financial and individual goals are achieved. The target incentive opportunity is 60% of base salary for the Chief Executive Officer and 40% for the Executive Vice Presidents and certain Senior Vice Presidents.

For 2013, the Committee (with input from the CEO) established plan goals and award opportunities for the SOICP. During 2013, performance was measured by a combination of Company and individual goals to support a “balanced” view of performance and incorporate sound risk management features.

The 2013 goals for executives included:

•	(25%) Earning Asset Growth

•	(25%) Non-Interest Expense

•	(25%) Non-Performing Assets/Total Assets as measured by an SNL Performance Comparison Group (“asset quality”)

•	(25%) Individual Performance

The SNL Performance Comparison Group used for measuring performance in the SOICP is used for asset quality analytical purposes only. The Performance Comparison Group is reviewed and approved by the Committee. The group is defined as the SNL U.S. Bank and Thrift Index.

Performance for each measure is defined at threshold, target and stretch levels which are designed to result in corresponding payouts (50%, 100% and 150% for Executive Vice Presidents and certain Senior Vice Presidents and 50%, 100% and 125% for CEO). Awards are interpolated in between these levels to provide for incremental rewards.

In order for the SOICP to “activate” the Company must attain 80% of the budgeted Net Income After Taxes (NIAT), ($8.07 million in 2013). If this level of NIAT is not met, the SOICP will not pay out any awards regardless of performance on other goals. Once 80% of the NIAT is achieved, the incentive plan will activate and payouts will be determined based on Company and individual performance as defined below.

As soon as practical, following the end of the fiscal year, performance is assessed against the Company goals to determine payouts related to each performance measure. The Chief Financial Officer validates and confirms the results in comparison to the SOICP’s performance metrics, and communicates that assessment to the Executive Vice President of Human Capital and the Compensation Committee Chairman through the Chief Executive Officer. Individual performance is assessed for each executive to determine the award related to individual goals. The final payout is then calculated for each executive. With respect to executive officers, the President and Chief Executive Officer and Executive Vice President of Human Capital present the incentive award payments as determined by the incentive formula to the Compensation Committee for review and approval. The Committee meets in executive session to assess the Chief Executive Officer’s performance and determine his incentive award.

For fiscal year 2013, the Company met stretch performance goals for all three corporate performance measures. The following table summarizes performance achievement relative to the financial goals.

Performance Measure	Weighting	Threshold	Target	Stretch		Actual	Earned %
Earning Asset Growth	25%	4%-6%	6%-8%	8+	%	15%	150%
Non-Interest Expense (in millions)	25%	$61.60	$60.10	$58.60		$58.40	150%
NPA/Total Assets
As Measured by SNL Performance Comparison Group	25%	50th Percentile	33rd Percentile	25th Percentile		Top Quartile	150%
Individual Performance	25%		Individual Goals			Varied	Varied

Total	100%

The individual performance component of the SOICP is based on the Chief Executive Officer’s recommendation to the Compensation Committee of each individual’s performance. Individual performance is evaluated based on a payout scale of 50% to 150%.

For 2013, all Named Executive Officers exceeded their performance goals and received near stretch level payout for the individual component. Some of the individual items that were considered include:

•	Mr. Newell played a key strategic role in the pending merger of Rockville Bank and United Bank, and his financial acumen has been critical as the Company makes progress towards its successful completion of this transformational merger. Additionally, Mr. Newell’s management of the Treasury function was instrumental to the financial results of the Company.

•	Mr. Santarelli was instrumental in the successful completion of key projects which focused on revenue enhancement, expense reduction and improved efficiencies. Mr. Santarelli’s leadership was instrumental in the strong deposit growth posted by the Company in 2013.

•	Mr. Bechtle’s management of the Company’s risk management has led to continued strong results in audit and regulatory findings. Additionally, his direct involvement in the loan approval and credit administration processes allowed the Company to attain some of the industry’s highest asset quality metrics.

•	Mr. Lorey provided dynamic leadership for the Consumer Lending Division. Under Mr. Lorey’s direction, total consumer loan production increased to $328 million and turnaround time improved by 16%, while at the same time reducing processing errors. Additionally, he enhanced the secondary marketing capabilities of the Bank allowing for both bulk and single loan sales.

•	Mr. Lund successfully presided over the timely and accurate completion of all regulatory filings. Additionally, he provided excellent directional oversight in seeking new and maintaining existing expense reductions.

The earned incentive award is paid between January 1, 2014 and March 15, 2014, except as otherwise provided, with respect to participants in the SOICP who are Named Executive Officers. A participant who has retired, died or become disabled during the 2013 plan year in accordance with the provisions of the “Eligibility” section of the plan will be eligible for a pro-rated payment of the entire earned incentive award based on goals actually achieved in 2013, but prorated as of the date of termination based on the number of days of employment in 2013 divided by 365, and such pro-rated award shall be paid between January 1, 2014 and March 15, 2014. Payment of earned incentive awards will be made in cash except that the Company may, at its sole discretion, make payment of earned incentive awards to Named Executive Officers in the form of shares of Company stock, the value of which shall equal the amount to be paid, as determined by the Compensation Committee of the Board.

As a result, the following incentive awards were allocated to the Named Executive Officers based on the actual performance of the Company and the individuals during fiscal year 2013:

Named Executive Officer	2013 Incentive Target	2013 Incentive Actual	% of Target Incentive
Mr. William H.W. Crawford, IV	$285,600	$346,290	121%
Mr. Eric R. Newell	$86,000	$125,130	146%
Mr. Marino J. Santarelli	$112,000	$162,960	146%
Mr. Scott C. Bechtle	$96,000	$139,680	146%
Mr. Brandon C. Lorey	$96,000	$139,680	146%
Mr. John T. Lund	$92,000	$116,400	127%

Long-Term Equity Awards. The Compensation Committee and management believe that equity compensation is a critical component of a total direct compensation package which enhances the Company’s ability to recruit, retain and reward key talents needed for the Company’s success, align executives’ interests with those of our shareholders, encourage executives’ best performance and provide additional incentives for long-term sustained performance. Our shareholders approved the Rockville Financial, Inc. 2012 Stock Incentive Plan at the 2012 annual shareholder meeting, which allows us to execute our philosophy by providing equity compensation to our key executives and Board members.

The Compensation Committee approved equity awards to members of the executive management team, including the CEO, NEOs and Directors, pursuant to the Company’s shareholder-approved 2006 Stock Incentive Award Plan (the “2006 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan.”) In determining the form of equity to be granted, the Committee considered many factors including the ability to drive corporate performance, retention, executive officers’ current stock ownership level, tax and accounting treatment and the impact on dilution. Awards were made in consideration of market practice and alignment with the Company’s compensation philosophy. The 2013 equity grants were comprised of stock options, time-vesting restricted stock and performance-vesting restricted stock (“performance shares”).

	2013 Equity Awards
Named Executive Officer	Target LTI as % of Base	The 2012 Plan Time- Vested Restricted Stock (# of Shares)	The 2012 Plan Performance- Vested Restricted Stock (# of Shares)	The 2006 Plan Stock Options (# of Shares)	The 2012 Plan Stock Options (# of Shares)	Total Value at Target (000s)
Mr. William H.W. Crawford, IV	50%	4,490	4,490	16,346	49,038	$238
Mr. Eric R. Newell	30%	1,216	1,216	4,429	13,289	$65
Mr. Marino J. Santarelli	35%	1,849	1,849	6,730	20,192	$98
Mr. Scott C. Bechtle	30%	1,358	1,358	4,945	14,835	$72
Mr. Brandon C. Lorey*	30%	1,358	1,358	4,945	14,835	$72
Mr. John T. Lund	30%	1,301	1,301	4,739	14,217	$69

*	In addition, Mr. Lorey received new hire grants on February 11, 2013; 7,770 shares of time-vesting restricted stock and 59,523 shares of stock options.

Stock options from the 2006 Plan have an incremental vesting schedule which vests 20% upon grant with the remaining 80% vested 20% annually over the next four years. Stock options and time-vested restricted stock granted from the 2012 Plan have an incremental vesting schedule which vests 25% upon grant with the remaining 75% vested 25% annually over the next three years.

Performance-vested restricted stock have a three-year performance period (July 1, 2013 – June 30, 2016) with performance criteria reflecting two key financial measures with equal weighting: Non-Performing Loans over total loans and 3-Year Total Shareholder Return. These goals were selected to reflect our focus of sound risk management and shareholder value enhancement over the long-term horizon. Performance will be evaluated after three years based on the Company’s performance relative to the SNL U.S. Bank and Thrift index with assets between $1 billion and $10 billion.

3 year Performance Relative to SNL U.S. Bank & Thrift Index	Payout Schedule
75th and 100th percentile	130% of target
50th and 74th percentile	100% of target
35th and 49th percentile	50% of target
Below the 35th percentile	0% of target

Each measure’s performance is determined independently. The performance-based restricted stock will be vested as soon as practical after performance results are known and the Committee reviews and approves the results.

Equity Compensation Grant Practices

The Committee is solely responsible for the development of the schedule of equity awards made to our Chief Executive Officer and the other Named Executive Officers. As a general matter, the Committee’s process is independent of any consideration of the timing of the release of material non-public information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we have never timed the release of material non-public information to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material non-public information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure. The Committee’s decisions are reviewed by the full Board of Directors.

In accordance with our equity plan, the Compensation Committee may grant stock options only at or above fair market value, which is defined as the closing sales price of our common stock on the NASDAQ on the date of grant.

Stock Ownership Guidelines:

In 2012, the Compensation Committee implemented stock ownership guidelines to encourage select senior executive officers and directors to hold meaningful ownership in Company stock and align their interests with those of our shareholders.

Our policy requires senior executive officers and Board members to obtain and maintain beneficial ownership (by Company grant and through individual purchase) of the following amount of shares in Rockville Financial, Inc. common stock.

Position / Level	Requirement
Directors
Board Member	3 times Board retainer
Senior Executive Officers
Chief Executive Officer	3 times base salary
Executive Vice Presidents	2 times base salary
Senior Vice Presidents	1 times base salary

Beneficially owned shares include shares that the individual owns or has voting power including the power to vote, or to direct the voting; and/or, investment power including the power to dispose or to direct the disposition. Shares owned by an individual in the Company’s benefit plans (e.g. 401(k), ESOP) count toward the stock ownership requirement. In addition, unvested time-vesting restricted stock count toward the stock ownership requirements since those shares convey voting rights during the vesting period.

Until the requirement is met, senior executive officers and Directors are expected to hold 75% of net of tax shares from equity grants.

Chief Executive Officer Compensation Review

In recognition of his strong performance and market data provided by PM&P, the Committee increased the CEO’s base salary by 9% to $476,000. His short-term incentive target was maintained at 60% of base salary (consistent with his employment agreement and promotion to CEO in 2011) and his cap stayed at 125% of the target. Mr. Crawford’s 2013 incentive, determined under the SOICP, was $346,290 or approximately 121% of his target incentive. He received equity grants with a fair market value of $237,984 comprised of $118,999 of stock options and $118,985 of restricted stock (50% time-vesting and 50% performance-vesting).

Also pursuant to his employment agreement, the Committee granted a defined contribution supplemental executive retirement plan (“SERP”) in December 2013. The SERP provides Mr. Crawford with annual contributions on the last day of the plan year equal to 30% of base salary, less all employer contributions (other than matching contributions) to his accounts under the 401(k) Plan, the Employee Stock Ownership Plan and the Supplemental Savings and Retirement Plan. Mr. Crawford has the opportunity to receive an additional annual contribution equal to 15% of base salary if certain performance criteria are achieved during overlapping three-year performance periods, as established within ninety (90) days of the beginning of each performance period by the Committee.

Benefits and Supplemental Executive Retirement Plans

In addition to the compensation paid to executive officers as described above, executive officers received, along with and on the same terms as other employees, certain benefits pursuant to the 401(k) Plan, the Employee Stock Ownership Plan, and life insurance. All of the Named Executive Officers are also eligible to participate in the Supplemental Savings and Retirement Plan. This Plan provides restorative payments to select highly compensated executives designated by the Compensation Committee who are prevented by federal law from receiving the full benefits contemplated by the 401(k) Plan and Employee Stock Ownership Plan.

The Company offered a tax-qualified defined benefit Pension Plan for the benefit of employees hired prior to January 1, 2005. During 2012, the Committee reviewed the Bank’s retirement program, benefit trends and best practices, and made a strategic decision to hard freeze the Pension Plan effective as of December 31, 2012. For a transition, the Committee approved to provide transitional credit for current Pension Plan participants to the 401(k) Plan equal to an additional 3% of compensation for each year beginning in 2013 and through 2017. None of the current Named Executive Officers are participants in this plan.

Mr. Lund participates in an individual Supplemental Executive Retirement Agreement designed to provide him with retirement benefits outside of the Retirement Plan of Rockville Bank which was closed to new entrants as of January 1, 2005. The Committee believes this nonqualified supplemental retirement benefit is both appropriate and common for executives based on information reviewed by the Committee at the time the plan was established.

In December 2012, the Company adopted a defined contribution supplemental executive retirement plan (“SERP”) for Mr. Crawford to fulfill the promise made in Mr. Crawford’s employment agreement, as well as to encourage retention and provide an additional opportunity for long-term performance-based compensation. The SERP provides Mr. Crawford annual contributions on the last day of the plan year equal to 30% of base salary, less all employer contributions (other than matching contributions) to his accounts under the 401(k) Plan, the Employee Stock Ownership Plan and the Supplemental Savings and Retirement Plan. Mr. Crawford has the opportunity to receive an additional annual contribution equal to 15% of base salary if certain performance criteria are achieved during overlapping three-year performance periods, as established within ninety (90) days of the beginning of each performance period by the Committee. The initial performance periods ending December 31, 2013 and December 31, 2014, are based on one-year and two-year periods, respectively, each commencing on January 1, 2013. The first full three-year performance period is the period commencing on January 1, 2013 and ending on December 31, 2015.

In addition to the contributions described above, the SERP account balance is credited with interest each month based on the monthly Moody’s Seasoned AAA Corporate Bond Yield. At termination of employment, Mr. Crawford receives his vested account balance, payable as a lump sum on the first day of the month following the one year anniversary of his separation from service. If termination occurs for reasons other than death, disability, involuntary termination following a change in control, or for cause, the percentage of the account that is vested is as follows: 0% prior to December 31, 2015; 50% if still employed at December 31, 2015, and an additional 10% at each subsequent anniversary until fully vested, if Mr. Crawford remains continuously employed by the Company through December 31, 2020. If termination occurs due to death or disability, the account balance becomes 100% vested and the balance is distributed as a lump sum payment on the first of the month following separation from service. Upon involuntary termination (or termination for good reason) within two years following a change in control, the account balance becomes 100% vested and an additional amount is added to the account equal to the product of A and B, where:

•	A is an amount equal to 30% of annual salary, less all employer contributions (other than matching contributions) to Mr. Crawford’s accounts under the 401(k) Plan, the Employee Stock Ownership Plan and the Supplemental Savings and Retirement Plan for the respective plan year, and;

•	B is the lesser of 10 or the number of years between Mr. Crawford’s age at separation from service and age 65.

All benefits under the SERP are forfeited if Mr. Crawford is terminated for cause. As the SERP is an unfunded, non-qualified plan, Mr. Crawford has the status of an unsecured general creditor of the Company with respect to the benefits accrued under the SERP.

Mr. Crawford, Mr. Santarelli and Mr. Bechtle received automobile allowances, and Mr. Crawford, Mr. Bechtle and Mr. Lorey received club dues reimbursement, the value of which is disclosed in the notes to the Summary Compensation Table.

Death Benefits for Certain Officers

The Bank maintains an unfunded plan for a select group of officers whose lives have been insured by Bank Owned Life Insurance (“BOLI”) pursuant to which $25,000 is payable to a beneficiary designated by the officer upon the death of the officer while actively employed by the Bank or after attaining eligible to retirement age. The benefits of the Plan are primarily for the Bank but each policy provides that a $25,000 portion of the proceeds upon death be paid to the officer’s designated beneficiary.

Executive Employment/Severance Agreements

The Company has entered into employment agreements with all of its Named Executive Officers and certain non-executive officers. All of these contracts reflect a term of one year, with the exception of Mr. Crawford, CEO, who has a three year contract. During 2013, the Committee entered into a new employment agreement with Mr. Crawford with an initial term of three years, effective as of January 1, 2014. The term of the agreement is until December 31, 2016, subject to possible annual extensions. The agreement provides for an initial base salary of $500,000 per year. The agreement also provides that Mr. Crawford will be eligible to earn annual incentive compensation with an incentive target in amounts determined by the Company’s Compensation Committee. Mr. Crawford will be eligible to participate in the cash incentive plans and stock benefit plans and to receive fringe benefits generally available to Rockville Bank’s executive officers.

The employment agreements include change of control provisions. The Company believes these agreements are necessary to promote a stable executive team during the transition process and appropriate to provide a level of financial security so that executives will remain focused on shareholders’ and customers’ interests in connection with the change in control.

Named Executive Officers are not entitled to receive cash severance benefits due simply to a change in control. The change in control provisions provide for the payment of severance benefits upon “double trigger” event. A “double trigger” event used in this context means that cash payments happen only upon the occurrence of both a change in control and either: (i) an involuntary termination of employment or (ii) a voluntary termination with good reason.

If a change in control payment exceeds the limit for deductible payments under Section 280G of the Internal Revenue Code, the higher of (i) safe harbor amounts; or (ii) full payments after tax (i.e., “best of after-tax benefit”) will be paid to the Named Executive Officer. For the full payments, the Named Executive Officer is responsible for paying the excise tax.

Tax, Accounting and Other Considerations

The Compensation Committee considers the effects of tax and accounting treatments when it determines executive compensation. For example, in 1993, the Internal Revenue Code was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. In structuring Rockville’s compensation programs and in determining executive compensation, the Committee takes into consideration the deductibility limit for compensation. The Committee reserves the right, however, in the exercise of its business judgment, to establish appropriate compensation levels for executive officers that may exceed the limits on tax deductibility established under Section 162(m) of the Code. The employment contracts for the Named Executive Officers were amended in 2012 and contain change of control limitation provisions pursuant to Internal Revenue Code Section 280G. If a change in control payment exceeds the limit for deductible payments under Section 280G of the Internal Revenue Code, the higher of (i) safe harbor amounts; or (ii) full payments after tax (i.e., “best of after-tax benefit”) will be paid to the Named Executive Officer. For the full payments, the Named Executive Officer is responsible for paying the excise tax. The Compensation Committee takes into consideration the accounting effects of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 in determining vesting periods for stock options and restricted stock awards under the Rockville Financial, Inc. 2006 Stock Incentive Award Plan and the Rockville Financial, Inc. 2012 Stock Incentive Plan.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed with Management the “Compensation Discussion and Analysis” disclosure appearing above in this Proxy Statement. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which incorporates by reference the disclosure contained in this Proxy Statement.

April 28, 2014

The Compensation Committee:

Kristen A. Johnson, Chairman

David A. Engelson, Vice Chairman

C. Perry Chilberg

Raymond H. Lefurge, Jr.

Rosemarie Novello Papa

COMPENSATION OF EXECUTIVE OFFICERS AND TRANSACTIONS WITH MANAGEMENT

Summary Compensation Table

The following table sets forth certain information with respect to the compensation of our principal executive officer, principal financial officer, three most highly compensated executive officers, and our former Chief Financial Officer. Each individual listed in the table below may be referred to as a Named Executive Officer or NEO or Executive Officer. The material terms of each officer’s employment agreement are described above on page 19. No options or other equity-based awards were repriced or otherwise modified during 2013 for the Named Executive Officers.

Name and Principal Position (a)	Year (b)	Salary(2) (c)$	Bonus(3) (d)$	Stock(4) Awards (e)$	Option Awards (5) (f)$	Non-Equity Incentive Plan Compensation (6) (g)$	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7) (h)$	All Other Compensation (8) (i)$	Total (j)$

William H. W. Crawford, IV	2013	439,925	0	118,985	118,999	346,290	0	305,077	1,329,276
President and Chief Executive Officer	2012	429,006	0	1,053,007	352,121	327,375	0	178,715	2,340,224
	2011	399,231	300,000	64,990	184,996	205,000	0	169,921	1,324,138

Eric R. Newell(1)	2013	201,396	0	32,224	32,247	125,130	0	48,245	439,242
Executive Vice President, Chief Financial Officer and Treasurer	2012	—	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—	—

Marino J. Santarelli	2013	264,831	0	48,999	48,998	162,960	0	69,752	595,540
Executive Vice President, Chief Operating Officer	2012	260,169	0	260,584	126,549	158,400	0	76,674	882,376
	2011	105,769	0	43,744	81,472	100,000	0	24,093	355,078

Scott C. Bechtle(1)	2013	244,846	0	35,987	36,000	139,680	0	62,989	519,502
Executive Vice President, Chief Risk Officer	2012	216,077	0	260,584	126,549	132,000	0	70,032	805,242
	2011	—	—	—	—	—	—	—	—

Brandon C. Lorey(1)	2013	204,923	85,000	135,987	135,999	139,680	0	153,816	855,405
Senior Vice President, Head of Consumer Lending	2012	—	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—	—

John T Lund(1)	2013	217,931	0	34,477	34,500	116,400	See footnote 7	52,166	455,474
Executive Vice President, Chief Financial Officer and Treasurer	2012	216,069	0	222,910	108,257	130,800	64,950	53,109	796,095
	2011	194,746	0	29,393	54,598	90,000	56,570	41,811	467,118

(1)	Mr. Newell became a Named Executive Officer in November 2013; Mr. Bechtle became a Named Executive Officer in 2012; Mr. Lorey was hired in February 2013; Mr. Lund served as Chief Financial Officer until November 2013.

(2)	Reflects actual base salary amounts paid for fiscal years 2011-2013. Annualized base salaries as of December 31, 2013 were as follows: Mr. Crawford: $476,000; Mr. Newell: $215,000; Mr. Santarelli: $280,000; Mr. Bechtle: $240,000; Mr. Lorey: $240,000; and Mr. Lund: $230,000.
(3)	The amount shown represents new hire bonus for Mr. Crawford in 2011 and Mr. Lorey in 2013.
(4)	These amounts represent the aggregate grant date fair value of restricted stock awards made pursuant to Rockville’s 2012 Stock Incentive Plan determined in accordance with FASB Topic 718. All time-vesting restricted stock awards vest 25% upon grant and 25% per year over the next three years. All performance-vesting restricted stock awards vest 100% upon the three year anniversary of the grant if such defined performance metrics are met. The value attributed to performance shares in the Summary Compensation table above (50% of the total value of the Stock Awards) reflects target performance. The maximum value assuming performance at stretch level would be: Mr. Crawford, $136,833, Mr. Newell, $37,058, Mr. Santarelli, $56,348, Mr. Bechtle, $41,385, Mr. Lorey, $41,385; and Mr Lund: $39,648. Assumptions made in valuing these awards are disclosed in footnote 14, “Share-Based Compensation Plans” to Rockville’s Consolidated Financial Statements for the year ended December 31, 2013 as contained in Rockville’s Annual Report on Form 10-K incorporated herein by reference.
(5)	These amounts represent the aggregate grant date fair value of stock option awards made pursuant to both Rockville Financial, Inc. 2006 Stock Incentive Award Plan and Rockville Financial Inc. 2012 Stock Incentive Plan determined in accordance with FASB Topic 718. The stock options awarded in December 2006 vested on December 13, 2008. All other stock option awards granted from the 2006 Stock Incentive Award Plan vest 20% upon grant and 20% per year over the next four years. Stock option awards granted from the 2012 Stock Incentive Plan vest 25% upon grant and 25% per year over the next three years. Assumptions made in valuing these awards are disclosed in footnote 14, “Share-Based Compensation Plans” to Rockville’s Consolidated Financial Statements for the year ended December 31, 2013 as contained in Rockville’s Annual Report on Form 10-K incorporated herein by reference.
(6)	Reflects the annual bonus award earned for fiscal year 2013 under the Rockville Bank Senior Officer Incentive Compensation (SOICP) Plan.
(7)	Reflects the changes in the present value of the life annuity from fiscal year end 2012 to 2013 for the non-qualified defined benefit retirement plan (Supplemental Executive Retirement Agreement). The present value decreased by $2,750 due to discount rate increase.

Name	Retirement Plan (Pension)	Supplemental Executive Retirement Plan	Supplemental Savings & Retirement Plan	Supplemental Executive Ret. Agreement	Total
		(SERP)		(Flat $ Benefit)
William H.W. Crawford, IV	$0	$0	$0	$0	$0
Eric R. Newell					0
Marino J. Santarelli					0
Scott C. Bechtle					0
Brandon C. Lorey
John T. Lund				(2,750)	(2,750)

(8)	All Other Compensation includes 401(k) matching contributions, automobile allowance, ESOP contributions, Company Contribution to Supplemental Savings and Retirement Plan, present value of SERP, Group term life insurance premium and dividends on unvested restricted stock awards.

The following table shows individual amounts for fiscal year 2013 included in the “All Other Compensation” column.

All Other Compensation - Break Out

Name and Principal Position	401(k)(a)	Employee Stock Ownership Plan(b)	Bank Owned Life Insurance(c)	Group Term Life Insurance(d)	Dividend Paid(e)	Automobile Allowance	Supplemental Savings and Retirement Plan	Supplemental Executive Retirement Plan(f)	Other(g)	Total
William H.W. Crawford, IV	$15,300	$18,858	$305	$360	$30,229	$9,000	$53,800	$136,284	$40,941	$305,077
Eric R. Newell	15,300	18,858	305	192	5,870	0	7,720	0	0	48,245
Marino J. Santarelli	15,300	18,858	305	2,726	8,711	6,000	17,852	0	0	69,752
Scott C. Bechtle	15,300	18,858	305	594	7,293	6,000	14,045	0	594	62,989
Brandon C. Lorey	9,308	18,858	153	208	2,224	0	2,127	0	120,938	153,816
John T. Lund	15,300	18,858	305	327	7,377	0	9,999	0	0	52,166

(a)	Rockville’s matching and Safe Harbor contributions to the qualified defined contribution 401(k) retirement plan.
(b)	Rockville’s contributions allocated under the Employee Stock Ownership Plan for 2013. As of December 31, 2013, the executives were each 100% vested in the Plan due to the merger of the Plan with the Rockville Bank 401(k) Plan, effective January 1, 2014.
(c)	The cost of a $25,000 death benefit through Bank Owned Life Insurance. Each Executive has two such benefits.
(d)	Group term life insurance premiums for coverage in excess of $50,000.
(e)	Dividends paid on unvested, time-vesting restricted stock and dividend equivalents accrued on unvested, performance-vesting restricted stock.
(f)	The present value of Mr. Crawford’s SERP based on his current compensation structure.
(g)	Mr. Crawford’s Other Compensation includes club dues reimbursement. Mr. Bechtle’s other compensation includes club dues reimbursement. Mr. Lorey’s other compensation includes moving expense ($91,847) and club dues reimbursement ($29,091).

Grants of Plan-Based Awards

The following table presents information on plan-based compensation in 2013 for the Named Executive Officers. The restricted stock awards were granted under the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the stock option awards were granted under the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) and the 2012 Plan. See the CD&A “Incentive Compensation” and “Stock Awards” section for detailed descriptions.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Stock Awards: Number of Securities Under- lying Options (#) (j)	Exercise or Base Price of Option Awards(4) ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(5) ($/Sh) (l)
	Grant Date(1) (b)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards(3)
Name (a)
		( c)	(d)	(e)	(f)	(g)	(h)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William H.W. Crawford, IV	6/21/13	$142,800	$285,600	$357,000	2,245	4,490	5,837	8,980	65,384	13.25	237,984
Eric R. Newell	6/21/13	43,000	86.000	129,000	608	1,216	1,581	2,432	17,718	13.25	64,471
Marino J. Santarelli	6/21/13	56,000	112,000	168,000	925	1,849	2,404	3,698	26,922	13.25	97,997
Scott C. Bechtle	6/21/13	48,000	96,000	144,000	679	1,358	1,765	2,716	19,780	13.25	71,987
Brandon C. Lorey	6/21/13	48,000	96,000	144,000	679	1,358	1,765	2,716	19,780	13.25	71,987
	2/11/13							7,770	59,523	12.87	199,999
John T. Lund	6/21/13	46,000	92,000	138,000	651	1,301	1,691	2,602	18,956	13.25	68,977

(1)	This column shows the date of the grant for all equity awards granted in 2013.
(2)	For Mr. Crawford, the Annual Incentive Compensation Plan target represents 60% of base salary. All other executives’ Annual Incentive Compensation Plan targets as a percentage of base salary are 40% of base salary. Incentive opportunity ranges from 50% to 150% of target for NEOs and 50% to 125% for Mr. Crawford pursuant to his employment contract.
(3)	Vesting will be determined by the Company’s relative performance of three-year Loan Growth and Total Shareholder Return. The payout ranges from 50% to 130% of target.
(4)	Exercise price represents the closing price on the grant date.
(5)	For stock option awards column (l) reflects the grant date FASB Topic 718 fair value for awards disclosed in column (j); the Black-Scholes value ($1.82 per share for the grant dated June 21, 2013 and $1.68 for the grant dated February 11, 2013). Assumptions made in valuing these awards are disclosed in footnote 14, “Share-Based Compensation” to Rockville’s Consolidated Financial Statements for the year ended December 31, 2013 as contained in Rockville’s Annual Report on Form 10-K incorporated herein by reference.

Stock Incentive Award Plans

The Board of Directors and shareholders of the Company approved the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) effective as of the Company’s 2012 annual meeting in May 2012. The Company presented the 2012 Plan, which includes provisions that are more shareholder friendly than the 2006 Plan, for approval following the second-step conversion. The awards from the 2012 Plan consist of several components to meet objectives to provide a well-balanced perspective on long-term performance. Additionally, the

2006 Plan approved by the Board of Directors and shareholders of the Company no longer had an appropriate level of awards remaining to fulfill the Company’s long-term incentive strategy. The Board of Directors believes that the ability to grant stock options, stock awards, stock appreciation rights and/or performance awards is an important component of the Company’s overall compensation philosophy. In order to attract, retain and motivate qualified employees and Board members, the Board believes the Company must offer market competitive, long-term compensation opportunities. The Board believes that the availability of stock-based benefits is a key component in this strategy and that this strategy also furthers the objective of aligning the interests of Management and Company shareholders.

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to each Named Executive Officer as of December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable Options (#)	Number of Securities Underlying Unexercised Options(2) Unexercisable (#)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William H.W. Crawford, IV	6/21/13	(1)	15,529	49,855	—	13.25	6/21/23	3,368	47,859	4,490	63,803
	6/21/12		113,494	126,044	—	10.99	6/21/22	35,931	510,580	23,954	340,386
	3/15/11		26,811	17,874	—	10.54	3/15/21	2,466	35,042	—	—
Eric R. Newell(2)	6/21/13	(1)	4,208	13,510	—	13.25	6/21/23	912	12,960	1,216	17,279
	6/21/12		32,573	36,175	—	10.99	6/21/22	7,101	100,905	4,734	67,270
Marino J. Santarelli	6/21/13	(1)	6,394	20,528	—	13.25	6/21/23	1,387	19,709	1,849	26,274
	6/21/12		40,789	45,299	—	10.99	6/21/22	8,892	126,355	5,928	84,237
	8/5/11		13,356	8,904	—	9.71	8/5/21	1,802	25,606	—	—
Scott C. Bechtle	6/21/13	(1)	4,698	15,082	—	13.25	6/21/23	1,019	14,480	1,358	19,297
	6/21/12		40,789	45,299	—	10.99	6/21/22	8,892	126,355	5,928	84,237
	6/1/11		7,258	4,838	—	9.41	6/1/21	—	—	—	—
Brandon C. Lorey(2)	6/21/13	(1)	4,698	15,082	—	13.25	6/21/23	1,019	14,480	1,358	19,297
	2/11/13		14,881	44,642	—	12.87	2/11/23	5,828	82,816	—	—
John T. Lund	6/21/13	(1)	4,502	14,454	—	13.25	6/21/23	976	13,869	1,301	18,487
	6/21/12		34,893	38,751	—	10.99	6/21/22	7,606	108,081	5,071	72,059
	9/2/11		9,413	6,276	—	9.50	9/2/21	1,238	17,592	—	—
	11/15/10		5,581	1,395	—	7.42	11/15/20	455	6,466	—	—
	3/16/09		9,479	0	—	6.09	3/16/19	—	—	—	—

(1)	Options granted in 2013 from the 2006 Stock Incentive Award Plan and the 2012 Stock Incentive Plan, respectively, are as follows: Mr. Crawford, 16,346 and 49,038; Mr. Newell, 4,429 and 13,289; Mr. Santarelli, 6,730 and 20,192; Mr. Bechtle, 4,945 and 14,835; and Mr. Lorey, 4,945 and 74,358, and Mr. Lund, 4,739 and 14,217.
(2)	Mr. Newell and Mr. Lorey became Named Executive Officers in 2013.

(3)	The options granted on December 13, 2006 vested on December 13, 2008, the options granted on August 14, 2007 vested 20% on each August 14, 2007-2011, the options granted on each February 20, 2008 vested 20% on each February 20, 2008-2012, the options granted on March 16, 2009 vested 20% on each March 16, 2009-2013, the options granted on November 15, 2010 vest 20% on each November 15, 2010-2014, the options granted on March 15, 2011 vest 20% on March 15, 2011 and 20% on each January 3, 2012-2015, the options granted on August 5, 2011 vest 20% on August 5, 2011 and 20% on each July 18, 2012-2015, the options granted on September 2, 2011 vest 20% on each September 2, 2011-2015, the options granted on June 21, 2012 from Rockville’s 2006 Stock Incentive Award Plan vest 20% on each June 21, 2012-2016, and the options granted from Rockville’s 2012 Stock Incentive Plan on June 21, 2012 vest 25% on each June 21, 2012-2015. The options granted on February 11, 2013 vest 25% on each February 11, 2013-2016, the options granted on June 21, 2013 from Rockville’s 2006 Stock Incentive Award Plan vest 20% on each June 21, 2013-2017 and the options granted from Rockville’s 2012 Stock Incentive Plan on June 21, 2013 vest 25% on each June 21, 2013-2016.

(4)	Vesting dates for the stock awards are as follows: The restricted stock awarded on February 20, 2008, 20% on each February 20, 2008-2012, the restricted stock awarded on March 16, 2009, 20% on each March 16, 2009-2013, the restricted stock on November 15, 2010, 20% on each November 15, 2010-2014 , the restricted stock granted on March 15, 2011 vest 20% on March 15, 2011 and 20% on each January 3, 2012-2015, the restricted stock granted on August 5, 2011 vest 20% on August 5, 2011 and 20% on each July 18, 2012-2015, the restricted stock granted on September 2, 2011 vest 20% on each September 2, 2011-2015, the time-vesting restricted stock granted on June 21, 2012 vest 25% on each June 21, 2012-2015, and the performance-vesting restricted stock granted on June 21, 2012 vest 100% on June 30, 2015, the time vesting restricted stock granted on June 21, 2013 vest 25% on each June 21, 2013-2016, and the performance-vesting restricted stock granted on June 21, 2013 vest 100% on June 30, 2016.
(5)	Market values are based on the closing market price of the Company’s stock of $14.21 on December 31, 2013.

The following information sets forth the stock awards vested and stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2013.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
William H.W. Crawford, IV	0	0	20,320	268,895
Eric R. Newell	0	0	3,854	51,066
Marino J. Santarelli	0	0	5,808	77,100
Scott C. Bechtle	0	0	4,784	63,388
Brandon C. Lorey	0	0	2,282	29,498

John T. Lund	0	0	5,657	74,933

(1)	Value reflects the vested shares at the relevant vesting price on January 3, 2013 of $12.97, February 21, 2013 of $12.87, March 15, 2013 of $12.94, June 21, 2013 of $13.25, July 18, 2013 of $13.41, September 2, 2013 of $13.17 and November 15, 2013 of $13.62.

Supplemental Executive Retirement Plan

The Bank has adopted the Supplemental Executive Retirement Plan (the “SERP”) for the purpose of providing designated executives of Rockville Bank with supplemental retirement benefits. Mr. Crawford has been designated by the Committee for participation in the SERP which provides him with a retirement benefit equal to 30% of base salary, less all employer contributions (other than matching contributions) to his accounts under the 401(k) Plan, the Employee Stock Ownership Plan and the Supplemental Savings and Retirement Plan. Mr. Crawford has the opportunity to receive an additional annual contribution equal to 15% of base salary if certain performance criteria are achieved during overlapping three-year performance periods, as established within ninety (90) days of the beginning of each performance period by the Committee.

All other participants in the SERP are entitled to their benefit upon the later of termination of employment or attainment of age 60, subject to the completion of five years of service with the Bank. Benefits under the SERP are payable in monthly installments in the form of a straight life annuity unless the participant has made a lump sum election in accordance with the terms of the SERP. A participant may elect to receive all, none or a specified portion of his or her retirement benefit as a lump sum determined on the basis of the interest rate and mortality assumptions used to calculate benefits under the tax-qualified Retirement Plan. Any such lump sum election must be made prior to the date of the participant’s commencement of participation in the SERP; otherwise, such an election becomes effective only if the participant remains in the employment of the Bank for the full 12 calendar months immediately following the date of the election (except in the case of death or disability) and payment of such lump sum pursuant to such election is not made until the fifth anniversary of the date on which payment would otherwise have been made.

In the event that a participant who has made an election dies or becomes disabled during the 12 calendar month period following the election date, the requirement to remain employed during such 12-month period will be deemed to have been satisfied. Benefits under the SERP are not payable if barred by any action of the Connecticut Banking Commissioner or the Federal Deposit Insurance Corporation. Moreover, benefits are not payable if the participant is in breach of any non-competition or other restrictive covenant agreement in such participant’s employment or change in control agreement or if the participant has been discharged from employment for cause. In the event of a participant’s death, the participant’s spouse will receive a benefit equal to 100% of the benefit that would have been provided from the SERP had the participant retired on the date of death and commenced benefits on the later of the date the participant would have attained age 60 or the date of the participant’s death; provided, however, that in calculating the participant’s benefit, the offset attributable to the participant’s tax-qualified Retirement Plan shall be determined on the basis of the 50% survivor annuity payable to the spouse under the tax-qualified Retirement Plan.

Upon the death of a participant after benefits commence under the SERP, 100% of the benefit that the participant was receiving at the time of death will be continued to his or her spouse; provided, however, that if a participant previously received a lump sum payment of all or a portion of the participant’s retirement benefit, such death benefit to the participant’s surviving spouse shall be proportionately reduced. In the event of the death of a participant who has one or more children who are dependents for federal income tax purposes and whose spouse dies while such child is a dependent, 100% of the benefit payable to the participant or the spouse, as the case may be, shall be continued to such dependent(s) for so long as any child remains a dependent. In 2008, the Compensation Committee amended the SERP to comply with new Section 409A of the Internal Revenue Code and its regulations.

Supplemental Executive Retirement Agreement

Rockville Bank established a Supplemental Executive Retirement Agreement (the “Agreement”) for Mr. Lund to supplement his individual retirement benefits from other sources. After five years of service or termination before five years of service due to disability, the executive is entitled to receive a retirement benefit for twenty years in monthly installment payments. If a termination occurs after five years of service but before the age of 60, the retirement benefit is reduced 5% per year for the period that precedes the individual’s attainment of age 65. However, if a termination occurs before age 60 due to disability, without cause or for good reason, the full benefit will be provided later, upon the individual’s attainment of age 60. Termination upon change in control or death will provide full benefit regardless of a service period immediately following the event.

Pension Benefits

The following table provides information regarding the retirement benefits for the NEOs under the Company’s tax-qualified defined benefit and supplemental executive retirement plans, namely the Supplemental Executive Retirement Plan and Supplemental Executive Retirement Agreement, described below.

Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
William H. W. Crawford, IV(1)	3.00	193,881	0
Supplemental Executive Retirement Plan (Defined Contribution)
Eric R. Newell(2)	—	—	—
Marino J. Santarelli(2)	—	—	—
Scott C. Bechtle(2)	—	—	—
Brandon C. Lorey(2)	—	—	—
John T. Lund
Supplemental Executive Retirement Agreement (Flat $)	5.08	174,882	0

(1)	Participant is not yet vested in the benefit under this plan.
(2)	Currently not participating in such a plan described above.

Non-Qualified Deferred Compensation

Rockville maintains one non-qualified defined contribution plan, the Supplemental Savings and Retirement Plan.

The Bank adopted the Supplemental Savings and Retirement Plan, which was implemented in connection with the reorganization and offering that took place in 2005. This plan provides restorative payments to executives designated by the Compensation Committee who are prevented by federal law from receiving the full benefits contemplated by the tax-qualified Retirement Plan, 401(k) Plan and Employee Stock Ownership Plan. All NEOs participate in the plan. The restorative payments under the plan consist of cash payments in lieu of shares that cannot be allocated to the participant’s account under the Employee Stock Ownership Plan, deferrals and payments for employer safe harbor or matching contributions that cannot be made under the 401(k) Plan due to the legal limitations imposed on the 401(k) Plan and payments for benefits that cannot be paid under the Retirement Plan due to legal limitations imposed on benefits payable from the Retirement Plan.

The following table provides information in respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY($)(1)	Aggregate Earnings in Last FY($)(2)	Aggregate Withdrawals / Distributions($)	Aggregate Balance at Last FYE($)

William H.W. Crawford, IV	0	53,800	18,302	0	177,147
Eric R. Newell	0	7,720	2,311	0	10,031
Marino J. Santarelli	0	17,852	1,024	0	31,154
Scott C. Bechtle	0	14,045	296	0	18,699
Brandon C. Lorey	0	2,127	(17)	0	2,110
John T. Lund	0	9,999	3,396	0	22,716

(1)	2013 deferred compensation match on current year deferrals.
(2)	2013 deferred compensation interest accrued on all deferrals.

Potential Payments Upon Termination or Change in Control

The Bank and the Company have employment agreements with Named Executive Officers Messrs. Crawford, Newell, Santarelli, Bechtle, Lorey and Lund. All of these contracts, with the exception of the contract with Mr. Crawford, CEO, reflect a term of one year ending on December 31, 2013 and may be extended on an annual basis upon written notice provided by the Compensation Committee. The contracts with the NEOs have been extended to December 31, 2014. The contract with Mr. Crawford, CEO had an initial three year term ending on December 31, 2013 which was renewed effective January 1, 2014 for a three-year term ending December 31, 2016, which may be extended annually upon written notice from the Compensation Committee.

Under specified circumstances including change in control, termination for reasons other than cause or resignation due to good reason, the employment agreements provide for certain additional payments. However, the Named Executive Officer’s employment may be terminated for cause without incurring any continuing obligations.

Payments and Benefits upon any Termination

Executive officers are entitled to receive earned and unpaid compensation upon any termination of employment. In addition, all unvested stock awards and all unvested stock options held by the Named Executive Officers will be forfeited upon termination of employment, except death, disability, retirement and change-in-control.

Death

The Named Executive Officer’s survivor is entitled to receive earned and unpaid compensation upon the death of the Named Executive Officer and all unvested stock awards and all unvested stock options held by the Named Executive Officer granted from the 2006 Plan will be accelerated and the beneficiary can exercise the options at any time within five years from the termination (but not after the expiration date of the option). All unvested stock awards and all unvested stock options held by the Named Executive Officer granted from the 2012 Plan will be accelerated and the beneficiary can exercise the options at any time within one year from the termination (but not after the expiration date of the option). In addition, the health care benefit will be provided for the maximum COBRA continuation period available to Executive’s surviving spouse and eligible dependents, if any.

Disability

The Named Executive Officer is entitled to receive earned and unpaid compensation upon the separation from service due to disability of the Named Executive Officer and all unvested stock awards and all unvested stock options held by the Named Executive Officer granted from the 2006 Plan will be accelerated and the beneficiary can exercise the options at any time within five years from the termination (but not after the expiration date of the option). All unvested stock awards and all unvested stock options held by the Named Executive Officer granted from the 2012 Plan will be accelerated and the beneficiary can exercise the options at any time within one year from the termination (but not after the expiration date of the option). In addition, the health care benefit, long-term disability and group-term life insurance will be continued until the Named Executive Officer is eligible for Medicare.

Retirement

The Named Executive Officer is entitled to receive earned and unpaid compensation upon the retirement of the Named Executive Officer. The vesting of all unvested stock awards and all unvested stock options held by the Named Executive Officer granted pursuant to the 2006 Plan will be accelerated and the Named Executive Officer can exercise the options at any time within five years from the termination (but not after the expiration date of the option). The vesting of all unvested stock awards and all unvested stock options held by the Named Executive Officer granted pursuant to the 2012 Plan will vest according to the original grant agreement terms; the 2012 Plan does not have an accelerated vesting upon retirement provision. However, with regard to the stock options granted pursuant to the 2012 Plan all such options shall be exercisable on the earlier of the exercise period or prior to three years from the date of vesting with respect to unvested stock options, or within three years of retirement for vested stock options. In addition, the health care benefit will be continued until the Named Executive Officer is eligible for Medicare.

Voluntary Termination or Involuntary Termination for Cause

A Named Executive Officer who voluntarily terminates employment or whose employment is terminated by the Company due to cause is not entitled to any additional benefits.

Involuntary Termination Without Cause or Voluntary Termination for Good Reason

Involuntary Termination Without Cause, the CEO is entitled to:

•	Three times the sum of the Base Salary immediately prior to termination plus an amount equal to the annual target cash incentive compensation for the year of termination.

•	A lump sum payment equal to the pro-rata portion of the CEO’s annual target cash incentive compensation for the year of termination.

•	A lump sum payment equal on an after-tax basis to the present value of the total cost of the medical coverage under the Health Plan that would have been incurred by both the Named Executive Officer and the Company for the period of one and a half years.

•	A lump sum payment equal on an after-tax basis to the cost of continuing coverage under the Company’s group long-term disability and group life insurance policies for three years.

•	Acceleration of unvested stock options and restricted stock.

Voluntary Termination for Good Reason, the CEO is entitled to:

•	Two and one-quarter times the sum of the Base Salary immediately prior to termination plus an amount equal to the annual target cash incentive compensation for the year of termination.

•	A lump sum payment equal to the pro-rata portion of the CEO’s annual target cash incentive compensation for the year of termination.

•	A lump sum payment equal on an after-tax basis to the present value of the total cost of the medical coverage under the Health Plan that would have been incurred by both the Named Executive Officer and the Company for the period of one and a half years.

•	A lump sum payment equal on an after-tax basis to the cost of continuing coverage under the Company’s group long-term disability and group life insurance policies for one and a half years.

•	Acceleration of unvested stock options and restricted stock.

The Named Executive Officer (with the exception of the CEO) is entitled to:

•	One and a half times the sum of the Named Executive Officer’s Base Salary immediately prior to termination plus an amount equal to the greater of the Named Executive Officer’s annual target incentive compensation for the year of termination or the Named Executive Officer’s annual incentive compensation received for the latest year preceding the year of termination.

•	A lump sum payment equal to the pro-rata portion of the Named Executive Officer’s annual target incentive compensation for the year of termination.

•	A lump sum payment equal on an after-tax basis to the present value of the total cost of the medical coverage under the Health Plan that would have been incurred by both the Named Executive Officer and the Bank for the period of three years .

•	A lump sum payment equal on an after-tax basis to the cost of continuing coverage under the Bank’s group long-term disability and group life insurance policies for three years.

•	Acceleration of unvested stock options and restricted stock.

Involuntary Termination or Voluntary Termination for Good Reason Within Two Years after Change-in-Control

Upon an involuntary termination within two years after a Change-in-Control, the Named Executive Officer is entitled to

•	Three times the sum of the Named Executive Officer’s Base Salary immediately prior to termination plus an amount equal to the greater of the portion of the Executive’s annual target incentive compensation for the year of termination or the portion of the Named Executive Officer’s annual incentive compensation received for the latest year preceding the year of termination. For the CEO, it is three times the sum of the CEO’s Base Salary immediately prior to termination plus the CEO’s annual target incentive compensation for the year of termination.

•	A lump sum payment equal to the pro-rata portion of the Named Executive Officer’s annual target incentive compensation for the year of termination.

•	A lump sum payment equal on an after-tax basis to the present value of the total cost of the medical coverage under the Health Plan that would have been incurred by both the Named Executive Officer and the Bank for three years.

•	A lump sum payment equal on an after-tax basis to the cost of continuing coverage under the Bank’s group long-term disability and group life insurance policies for three years.

•	If the benefits in connection with a change in control are subject to the tax on excess parachute payments under Section 4999 of the Internal Revenue Code, the higher of (1) reduced payments to the Named Executive Officer to the maximum amount that will not result in an excess parachute payment; or (2) full payments will be provided but the Named Executive Officer will be responsible for paying the excise tax if incurring the excise tax leaves the Named Executive Officer in a better after-tax position.

•	Acceleration of unvested stock options and restricted stock.

The tables below reflect the compensation and benefits that would be due to each of the Named Executive Officers, following or in connection with any termination of employment. The amounts shown assume that each termination of employment was effective as of December 31, 2013, and the fair market value of the Company’s common stock was $14.21, the closing price of common stock on the NASDAQ Global Select Stock Market on that date. The amounts shown in the table are estimates of the amounts which would be paid upon termination of employment. Actual amounts to be paid can only be determined at the time of the termination of employment.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2013 for William H.W. Crawford, IV. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination for Good Reason $ (b)	Normal Retirement $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:

Base Compensation	$1,713,600	0	$2,284,800	0	$2,466,870	0	0

Pro-rata Short-Term Incentive	285,600	0	285,600	0	285,600	346,290	346,290

Stock Option Unvested and Accelerated	519,320	0	519,320	0	519,320	519,320	519,320

Restricted Stock Unvested and Accelerated	997,670	0	997,670	0	997,670	997,670	997,670

Benefits and Perquisites:

Health and Welfare Benefit Continuation (1)	48,771	0	50,306	0	95,835	93,320	688,420

Supplemental Executive Retirement Agreement(2) Acceleration	0	0	1,621,831	0	1,621,831	193,831	193,831

280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	3,564,961	0	5,759,527	0	5,987,126	2,150,431	2,745,531

(1)	Includes postretirement health care, postretirement life insurance, health care continuation for eligible non-spouse dependent only, group term life benefit and long-term disability benefit.
(2)	Participant is not yet vested in the benefit under this plan.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2013 for Eric R. Newell. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination $ (b)	Normal Retirement $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:
Base Compensation	0	0	$451,500	0	$1,020,390	0	0
Pro-rata Short-Term Incentive	0	0	86,000	0	86,000	125,130	125,130
Stock Option Unvested and Accelerated	0	0	129,453	0	129,453	129,453	129,453
Restricted Stock Unvested and Accelerated	0	0	198,414	0	198,414	198,414	198,414
Benefits and Perquisites:
Health and Welfare Benefit Continuation(1)	0	0	72,150	0	72,150	30,497	928,426
280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	0	0	937,517	0	1,506,407	483,494	1,381,423

(1)	Includes postretirement health care, postretirement life insurance, group term life benefit and long-term disability benefit.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2013 for Marino J. Santarelli. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination $ (b)	Retirement(2) $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:
Base Compensation	0	0	588,000	0	1,328,880	0	0
Pro-rata Short-Term Incentive	162,960	162,960	112,000	0	112,000	162,960	162,960
Stock Option Unvested and Accelerated	0	0	205,638	0	205,638	205,638	205,638
Restricted Stock Unvested and Accelerated	0	0	282,181	0	282,181	282,181	282,181
Benefits and Perquisites:
Health and Welfare Benefit Continuation (1)	140,484	140,484	100,137	0	100,137	93,320	149,210
280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	303,444	303,444	1,287,956	0	2,028,836	744,099	799,989

(1)	Includes health care continuation, group term life benefit and long-term disability benefit. The value represents three years continuation of benefits grossed up for tax. For voluntary termination or disability, benefit is assumed to continue until the participant is eligible for Medicare and for his spouse until the expiration of her COBRA continuation period.
(2)	Participant is retirement eligible age.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2012 for Scott C. Bechtle. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination $ (b)	Retirement(2) $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:
Base Compensation	0	0	504,000	0	1,139,040	0	0
Pro-rata Short-Term Incentive	139,680	139,680	96,000	0	96,000	139,680	139,680
Stock Option Unvested and Accelerated	0	0	183,567	0	183,567	183,567	183,567
Restricted Stock Unvested and Accelerated	0	0	244,369	0	244,369	244,369	244,369
Benefits and Perquisites:
Health and Welfare Benefit Continuation (1)	90,996	90,996	73,898	0	73,898	30,497	96,995
280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	230,676	230,676	1,101,834	0	1,736,874	598,113	664,611

(1)	Includes health care continuation, group term life benefit and long-term disability benefit. The value represents three years continuation of benefits grossed up for tax. For disability, benefit is assumed to continue until the participant is eligible for Medicare.
(2)	Participant is retirement eligible age.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2013 for Brandon C. Lorey. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination $ (b)	Normal Retirement $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:
Base Compensation	0	0	504,000	0	1,139,040	0	0
Short-Term Incentive	0	0	96,000	0	96,000	139,680	139,680
Stock Option Unvested and Accelerated	0	0	74,300	0	74,300	74,300	74,300
Restricted Stock Unvested and Accelerated	0	0	116,593	0	116,593	116,593	116,593
Benefits and Perquisites:
Health and Welfare Benefit Continuation (1)	0	0	97,025	0	97,025	93,320	691,529
280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	0	0	887,918	0	1,522,958	423,893	1,022,102

(1)	Includes health care continuation, group term life benefit and long-term disability benefit. The value represents three years continuation of benefits grossed up for tax. For disability, benefit is assumed to continue until the participant is eligible for Medicare.

The following table describes the potential payments based upon a hypothetical termination or a change in control of the Company on December 31, 2013 for John T. Lund. Column (d) assumes an involuntary termination of the executive in mid-year as opposed to the mere expiration of the term of his one year employment agreement, for which termination payments would be substantially less:

Executive benefits and Payments Upon Termination (a)	Voluntary Termination $ (b)	Normal Retirement $ (c)	Involuntary Not For Cause Termination $ (d)	For Cause Termination $ (e)	Involuntary or Good Reason Termination within 2 Years of a CIC $ (f)	Death $ (g)	Disability $ (h)
Compensation:
Base Compensation	0	0	483,000	0	1,039,200	0	0
Short-Term Incentive	0	0	92,000	0	92,000	116,400	116,400
Stock Option Unvested and Accelerated	0	0	177,690	0	177,690	177,690	177,690
Restricted Stock Unvested and Accelerated	0	0	236,554	0	236,554	236,554	236,554
Benefits and Perquisites:
Health and Welfare Benefit Continuation (1)	0	0	96,845	0	96,845	90,892	827,515
Supplemental Executive Retirement Agreement Acceleration (Flat $)	0	0	220,028		458,801	458,801	220,028
280G Tax & Scale Back	0	0	0	0	0	0	0

Total:	0	0	1,306,117	0	2,101,090	1,080,337	1,578,187

(1)	Includes health care continuation, group term life benefit and long-term disability benefit. The value represents three years continuation of benefits grossed up for tax. For disability, benefit is assumed to continue until the participant is eligible for Medicare.

Director Compensation

Director Fees

The Compensation Committee reviews the Board compensation regularly to ensure it is appropriate, competitive and effective. In 2013, the Committee decided not to increase the annual Board fees.

Each non-employee Director receives an annual retainer of $15,000, and $950 for each Board meeting and $850 for each Committee meeting that he or she attends. In addition to the above fees, the Chairman of the Board receives an annual retainer of $60,000, and the Vice Chairman of the Board, the Audit Committee Chairman, the Compensation Committee Chairman, the Governance Committee Chairman, the Lending Committee Chairman and the Asset/Liability Committee Chairman receive annual retainers of $11,400. During 2013, the Vice Chairman of the Board also served as the Governance Committee Chairman and the Lending Committee Chairman; however the Company compensated the incumbent for one “special” committee retainer at the full remuneration of $11,400 and one at half that rate at $5,700. The Company paid fees totaling $555,875 to non-employee Directors during the fiscal year ended December 31, 2013. Directors are not paid separately for their services on the Board of both the Company and the Bank.

On June 21, 2013, each non-employee Director received 1,698 shares of restricted stock from the Rockville Financial, Inc. 2012 Stock Incentive Plan. The restricted stock granted will vest 100% on the first anniversary of the grant date.

The following table details the compensation paid to each of our non-employee Directors in 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael A. Bars	65,725	22,499	0	0	0	0		88,224
C. Perry Chilberg	50,850	22,499	0	0	0	0		73,349
David A. Engelson	44,900	22,499	0	0	0	0		67,399
Joseph F. Jeamel	54,600	22,499	0	0	0	35,000	(4)	112,099

Raymond H. Lefurge, Jr.	115,100	22,499	0	0	0	0		137,599
Kristen A. Johnson	58,425	22,499	0	0	0	0		80,924
Stuart E. Magdefrau	61,825	22,499	0	0	0	0		84,324
William J. McGurk(1)	18,150	0	0	0	0	34,000	(4)	52,150

Rosemarie Novello Papa	41,925	22,499	0	0	0	0		64,424
Richard M. Tkacz	44,375	22,499	0	0	0	0		66,874

(1)	Mr. McGurk completed his service on the Board as of the Company’s Annual Meeting in May of 2013.
(2)	As of December 31, 2013, Directors have the following unvested restricted stock shares; Bars – 1,698 shares; Chilberg – 1,698 shares; Engelson – 1,698 shares; Jeamel – 1,698 shares; Johnson – 1,698 shares; Lefurge – 1,698 shares; Magdefrau – 1,698 shares; Papa – 1,698 shares; and Tkacz – 1,698 shares. Mr. McGurk did not have any unvested shares as of December 31, 2013.
(3)	As of December 31, 2013, Directors have the following unvested stock options; Bars – 2,272 options; Chilberg – 2,272 options; Engelson – 2,272 options; Jeamel – 2,575 options; Johnson – 2,272 options; Lefurge – 2,272 options; Magdefrau – 2,272 options; Papa – 2,272 options; and Tkacz – 2,272 options. Mr. McGurk did not have any unvested stock options as of December 31, 2013.
(4)	Mr. Jeamel and Mr. McGurk earned consulting fee income during the year 2013.

Deferred Compensation Plan

The Bank maintains the Rockville Bank Non-Qualified Deferred Compensation Plan for Directors, a non-qualified plan that permits Directors to defer all or part of their total fees for a plan year in 25% increments. The participants in the Non-Qualified Deferred Compensation Plan direct the investment of their deferred amounts among several investment funds. Participants elect the method of payment of their deferral accounts either on a date certain or upon termination of their service as a Director. Participants may elect to receive the deferral amounts in a lump sum payment or in consecutive annual installments over a period not to exceed five years. The Bank did not accrue expenses to Directors in connection with this plan during the fiscal year ended December 31, 2013.

Compensation in the form of perquisites and other personal benefits provided by us has been omitted for all individual Directors as the total amount of those perquisites and personal benefits constituted less than $10,000 for 2013 for each.

Item 12.	Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

BY MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The table below sets forth information as of March 31, 2014, with respect to beneficial ownership of Common Stock by each Director and each of the Named Executive Officers, and by any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and with respect to ownership of Common Stock by all Directors and Named Executive Officers of the Company and the Bank as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class (2)
BlackRock, Inc.	1,846,815	(3)	7.10%
40 East 52nd Street
New York, NY 10022

Rockville Bank Employee Stock Ownership Plan (“ESOP”)	1,586,638	(3)	6.10%
45 Glastonbury Boulevard

Glastonbury, CT 06033

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class (2)

Non-Management Directors:
Michael A. Bars	80,116	(4)		*
C. Perry Chilberg	104,554	(5)		*
David A. Engelson	109,590	(6)		*
Joseph F. Jeamel, Jr.	206,646	(7)		*
Kristen A. Johnson	58,342	(8)(19)		*
Raymond H. Lefurge, Jr.	102,483	(9)		*
Stuart E. Magdefrau	89,700	(10)		*
Rosemarie Novello Papa	42,532	(11)		*
Richard M. Tkacz	39,396	(12)		*

Named Executive Officers:
William H. W. Crawford, IV	191,099	(13)(19)		*
Eric R. Newell	45,271	(14)(19)		*
Marino J. Santarelli	71,542	(15)(19)		*
Scott C. Bechtle	70,026	(16)(19)		*
Brandon C. Lorey	22,276	(17)(19)		*
John T. Lund	87,504	(18)(19)		*

All Directors and Executive Officers as a Group (22 persons)	1,625,894		6.28%

*	Less than 1% of the common stock outstanding.

(1)	Based on information provided by the respective beneficial owners and on filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934.
(2)	Based on approximately 25,903,956 shares of common stock issued and outstanding as of March 31, 2014.
(3)	Based solely on information provided in a Schedule 13G filed with the SEC by BlackRock, Inc. and by the Rockville Bank Employee Stock Ownership Plan. All shares are held with shared voting and dispositive power.
(4)	Includes 25,432 shares of restricted common stock, 28,934 exercisable options to purchase common stock and 12,133 shares of which are pledged.
(5)	Includes 21,234 shares held by his wife, 7,720 shares held by adult child, 25,432 shares of restricted common stock and 28,934 exercisable options to purchase common stock.
(6)	Includes 7,583 shares held by his wife, 15,167 shares held jointly with his wife, 29,184 shares of restricted common stock and 30,906 exercisable options to purchase common stock.
(7)	Includes 69,979 shares of restricted common stock and 87,327 exercisable options to purchase common stock.
(8)	Includes 10,265 shares of restricted common stock and 10,735 exercisable options to purchase common stock.
(9)	Includes 19,717 shares held jointly with his wife, 10,616 shares held by his wife, 25,129 shares of restricted common stock and 28,934 exercisable options to purchase common stock.
(10)	Includes 13,650 shares held jointly with his wife, 23,916 shares of restricted common stock and 28,934 exercisable options to purchase common stock.
(11)	Includes 10,265 shares of restricted common stock and 5,086 exercisable options to purchase common stock.
(12)	Includes 1,213 shares held by his wife, 10,265 shares of restricted common stock and 21,351 exercisable options to purchase common stock.
(13)	Includes 28,629 shares of restricted common stock and 155,834 exercisable options to purchase common stock.
(14)	Includes 4,900 shares of restricted common stock and 36,781 exercisable options to purchase common stock.
(15)	Includes 7,953 shares of restricted common stock and 60,539 exercisable options to purchase common stock.
(16)	Includes 9,231 shares of restricted common stock and 52,744 exercisable options to purchase common stock.
(17)	Includes 2,698 shares of restricted common stock and 19,579 exercisable options to purchase common stock.
(18)	Includes 9,118 shares of restricted common stock and 63,868 exercisable options to purchase common stock.
(19)

Includes shares allocated to the account of the individuals under the Rockville Bank Employee Stock Ownership Plan. The respective individuals have vested shares as follows: Mr. Bechtle – 3,051; Mr. Crawford – 5,637 shares; Ms. Johnson – 5,733 shares; Mr. Lund – 9,391 shares;

Mr. Newell – 2,853; and Mr. Santarelli – 3,051 shares. Also, includes shares allocated to the account of the individuals under the Rockville Bank 401(k) Plan. The respective individuals have vested shares as follows: Ms. Johnson – 11,982 shares; Mr. Lund – 4,824 shares; and Mr. Newell – 537 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Directors and Executive Officers

Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit banks like Rockville Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all Bank employees and does not give preference to any executive officer or director over any other employee. Rockville Bank maintains certain loan programs whereby employees with one year of service or more, including executive officers and directors, may obtain loans with an interest rate discount upon request. From time to time, Rockville Bank also makes loans and extensions of credit, directly and indirectly, to its executive officers and directors that are not part of an employee discount loan program. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Rockville Bank, and do not involve more than the normal risk of collectability or present other unfavorable features.

The following information is furnished for outstanding loans made by Rockville Bank to executive officers and directors under the discounted loan programs:

Name	Original Loan Date	Loan Type	Original Note Rate	Current Rate	Largest Aggregate Principal Outstanding During 2013	Principal Balance as of 12/31/13	Interest Paid During 2013
				2.25%

Michael A. Bars	1/28/2013	Fixed Residential	2.25%	No employee rate reduction requested	$203,000	$187,771	$3,728

				1.875%
David A. Engelson	8/7/2013	Fixed Residential	2.375%	Rate Modified	$200,000	$195,143	$1,421

				3.375%
Kristen A. Johnson	11/2/2011	Fixed Residential	3.375%	No employee rate reduction requested	$112,347	$105,389	$3,316

				3.25%

Rosemarie N. Papa	6/29/2009	Fixed Residential	4.75%	No employee rate reduction requested	$136,981	$115,562	$4,135

				2.625%

Howard Stanton III	3/21/2012	Fixed Residential	3.125%	Rate Modified	$206,959	$193,897	$4,135

				4.50%

Richard M. Tkacz	2/7/2011	Fixed Residential	4.50%	No employee rate reduction requested	$142,763	$140,184	$6,372

				2.875%

Richard J. Trachimowicz	9/29/2008	ARM Loan- .50% off Rate Margin	5.375%	Rate Modified	$276,703	$270,901	$12,461

Independence of Board of Directors and Members of Its Committees

It is the policy of the Company’s Board of Directors that a majority of its Directors be independent of the Company and its subsidiaries within the meaning of applicable laws and regulations and the listing standards of the NASDAQ Global Select Stock Market. The Governance Committee reviews the independence of Board members on an ongoing basis and, at least once a year, makes a determination of each director’s independence against the independence criteria and delivers a report to the Board.

Since the Company’s formation in 2004 and full conversion in 2011 and for many years prior thereto as a mutual savings bank, Rockville’s Board of Directors has been chaired by an independent member of the Board. The Chairman of the Board works with the President and Chief Executive Officer on Board procedures so as to maintain objectivity while at the same time taking advantage of the banking experience and insight of management in order to make effective use of the Board for the Company’s benefit. The Board believes it important to retain the flexibility to allocate the responsibilities of the office of Chairman of the Board in any manner that it determines from time to time to be in the best interests of the Company.

The Company’s Board of Directors has affirmatively determined that the Directors nominated for election at the annual meeting and all Directors of the Company whose terms continue are independent, with the exception of William H. W. Crawford, IV, the Company’s President and Chief Executive Officer, and Joseph F. Jeamel, Jr., the Company’s Executive Vice President until his retirement effective June 30, 2010. The Company’s Board of Directors has also affirmatively determined the Board’s Audit Committee is comprised entirely of independent Directors within the meaning of applicable laws and regulations, the listing standards of the NASDAQ Global Select Stock Market and the Company’s corporate guidelines as set forth in the Company’s Audit Committee Charter. The Audit Committee Charter can be found on the Company’s website under the link entitled “Governance Documents” at www.rockvillefinancialinc.com. This document also can be requested in print by writing to Marliese L. Shaw, Corporate Secretary and Investor Relations, Rockville Financial, Inc., 25 Park Street, Rockville, CT 06066. Ms. Shaw can be reached by e-mail at: mshaw@rockvillebank.com. In addition, the Company’s Board of Directors has affirmatively determined that the Board’s Compensation and Governance Committees are comprised entirely of independent Directors within the meaning of applicable laws and regulations, and the listing standards of the NASDAQ Global Select Stock Market.

Independence Standards

As described above, the Company’s Board of Directors examines the independence of its members annually. In order for a Director to be considered independent, the Board must determine that the Director has no material relationship with the Company or its affiliates, either directly or as a partner, shareholder or officer of an organization that has such a material relationship. At a minimum, a Director will not be considered independent if, among other things, the Director:

1.	Has been employed by the Bank or its affiliates in the current year or past three years.

2.	Accepts directly or indirectly any consulting, advisory or other compensatory fee from the Bank or any affiliate thereof, other than in his or her capacity as a member of the Audit Committee, the Board, or any other Board committee and other than fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Bank, provided such compensation is not contingent in any way on continued service.

3.	Has accepted, or has an immediate family member who has accepted, any payments from the Bank or its affiliates in excess of $120,000 during the current or any of the three previous fiscal years (except for board services, retirement plan benefits, non-discretionary compensation or loans made by the Bank in accordance with applicable banking regulations).

4.	Has an immediate family member who is, or has been in the past three years, employed by the Bank or its affiliates as an executive officer.

5.	Has been or has an immediate family member who has been, a partner in, a controlling shareholder or an executive officer of any “for profit” business to which the Bank made or from which it received, payments (other than those which arise solely from investments in the Company’s securities) that exceed five percent of the entity’s or the Bank’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years.

6.	Has been or has an immediate family member who has been employed as an executive of another entity where any of the Bank’s executives serve or have served during the past three years on that entity’s compensation committee.

7.	Has been or has an immediate family member who has been a current partner of the Bank’s outside auditor, or was a partner or an employee of the Bank’s outside auditor, who worked on the Bank’s audit at any time during any of the past three years.

Item 14.	Principal Accountant Fees and Services

General

The Audit Committee has appointed Wolf & Company, P.C. as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2014, subject to ratification by the shareholders. In making its selection, the Audit Committee considered whether Wolf & Company, P.C.’s provision of services other than audit services is compatible with maintaining the independence of Rockville’s independent accountants. In addition, the Audit Committee reviewed the fees proposed by Wolf & Company, P.C for tax services and other fees for the year ending December 31, 2014, and concluded that those fees are compatible with the independence of Wolf & Company, P.C.

Audit Fees

The Audit Committee reviewed the fees described below for audit related services and tax services and concluded that those fees are compatible with the independence of Wolf & Company, P.C. for the years ended December 31, 2013 and 2012. The following table sets forth the aggregate fees billed by Rockville’s independent registered public accounting firm, Wolf & Company, P.C. for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In Thousands)

Audit Fees(1)	$368	$362
Tax Preparation Fees (2)	62	56
All Other Fees(3)	32	19
Other Audit Related Fees(4)	55	—

Total	$517	$437

(1)	Includes estimated fees for the financial statement audit of the Company, the audit of internal control over financial reporting, quarterly reviews and the HUD compliance audits and agreed-upon procedures for Rockville Bank.
(2)	Consists of tax return preparation and tax-related compliance and services.
(3)	Consists of WolfPAC license and implementation fees and data validation.
(4)	Consists of work related to the Company’s Form S-4 filing for the merger with United Financial Bancorp, Inc.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Consistent with SEC requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve up to $25,000 in audit and permissible non-audit services. Any decisions by the Chair of the Audit Committee under this delegated authority will be reported at the next meeting of the Audit Committee, and ratification of any action so taken will be sought.

All engagements of the independent auditor to perform any audit services and non-audit services during 2013 were pre-approved by the Audit Committee in accordance with the Company’s Audit Committee Charter. There were no instances where this was waived.

Part IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

a) The Consolidated Financial Statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K.

1.	Consolidated Financial Statements

Report of Management on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Net Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X and all other schedules to the Consolidated Financial Statements have been omitted because they are either not required, are not applicable or are included in the Consolidated Financial Statements or notes thereto, which can be found in this report in Part II, Item 8.

3.	Exhibits:

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

2.2	Agreement and Plan of Merger by and between Rockville Financial, Inc. and United Financial Bancorp, Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on the Company’s Form 8-K filed on November 15, 2013)

3.1	Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.1.1	Amendment of Certificate of Incorporation of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

3.2	Bylaws of Rockville Financial New, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on the Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective January 3, 2011 (incorporated herein by reference to Exhibit 10.15 to the Current Report on the Company’s Form 8-K filed on January 6, 2011)

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.3	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment with William H.W. Crawford, IV effective January 1, 2014 (incorporated by reference to Exhibit 10.11.3 to the Current Report on the Company’s Form 8-K filed on June 10, 2013)

10.11.4	On November 14, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))

10.15	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Employment Agreement with J. Jeffrey Sullivan effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on November 20, 2013)

10.16	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Advisory Agreement with Richard B. Collins effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 20, 2013)

10.17	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Eric R. Newell effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 14, 2014)

10.18	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and David Paulson effective February 19, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 14, 2014)

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy - Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

21.	Subsidiaries of Rockville Financial, Inc. and Rockville Bank (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed on March 14, 2014)

23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed on March 14, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

Date: April 30, 2014