Form 10-Q
period 2014-03-31
United Financial Bancorp, Inc.
filed 2014-05-09
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014.

Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)

(860) 291-3600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2014, there were 25,978,872 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements - Unaudited

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$19,977	$20,308
Short-term investments	12,669	24,927

Total cash and cash equivalents	32,646	45,235
Available for sale securites - at fair value	442,332	404,903
Held to maturity securities - at amortized cost	14,749	13,830
Loans held for sale	3,267	422
Loans receivable (net of allowance for loan losses of $19,500 at March 31, 2014 and $19,183 at December 31, 2013)	1,739,952	1,697,012
Federal Home Loan Bank of Boston stock	15,053	15,053
Accrued interest receivable	5,923	5,706
Deferred tax asset, net	9,977	10,697
Premises and equipment, net	25,413	24,690
Goodwill	1,070	1,070
Derivative assets	5,654	7,851
Cash surrender value of bank-owned life insurance	64,992	64,470
Other real estate owned	2,657	1,529
Other assets	8,863	9,147

	$2,372,548	$2,301,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$275,068	$266,609
Interest-bearing	1,533,385	1,468,596

Total deposits	1,808,453	1,735,205
Mortgagors’ and investors’ escrow accounts	3,868	6,342
Federal Home Loan Bank advances and other borrowings	245,560	240,228
Accrued expenses and other liabilities	14,320	20,458

Total liabilities	2,072,201	2,002,233

Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 29,455,142 and 29,456,290 shares issued and 25,978,872 and 25,968,404 outstanding at March 31, 2014 and December 31, 2013, respectively)	243,776	243,776
Additional paid-in capital	16,431	15,808
Unearned compensation - ESOP	(6,901)	(7,151)
Retained earnings	94,436	96,078
Accumulated other comprehensive loss, net of tax	(3,169)	(4,766)
Treasury stock, at cost (3,476,270 and 3,487,886 shares at March 31, 2014 and December 31, 2013, respectively)	(44,226)	(44,363)

Total stockholders’ equity	300,347	299,382

	$2,372,548	$2,301,615

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Net Income

	For the Three Months Ended March 31,
(In thousands, except share data) (Unaudited)	2014	2013
Interest and dividend income:
Loans	$16,844	$17,155
Securities - taxable interest	1,903	1,224
Securities - non-taxable interest	771	650
Securities - dividends	173	35
Interest-bearing deposits	11	21

Total interest and dividend income	19,702	19,085

Interest expense:
Deposits	2,158	1,984
Borrowed funds	636	594

Total interest expense	2,794	2,578

Net interest income	16,908	16,507
Provision for loan losses	450	391

Net interest income after provision for loan losses	16,458	16,116

Non-interest income:
Service charges and fees	2,126	1,549
Net gain from sales of securities	268	227
Net gain from sales of loans	456	2,060
Bank-owned life insurance	522	510
Other income (loss)	(163)	538

Total non-interest income	3,209	4,884

Non-interest expense:
Salaries and employee benefits	10,242	8,674
Service bureau fees	1,091	815
Occupancy and equipment	1,698	1,436
Professional fees	428	723
Marketing and promotions	229	70
FDIC insurance assessments	318	294
Other real estate owned	308	246
Merger related expense	1,829	—
Other	2,114	2,412

Total non-interest expense	18,257	14,670

Income before income taxes	1,410	6,330
Provision for income taxes	463	1,779

Net income	$947	$4,551

Net income per share:
Basic	$0.04	$0.17
Diluted	$0.04	$0.17
Weighted-average shares outstanding:
Basic	25,265,190	27,228,765
Diluted	25,681,048	27,561,245

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2014	2013
Net income	$947	$4,551

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	5,243	(1,896)
Reclassification adjustment for gains realized in net income(1)	(268)	(227)

Net unrealized gains (losses)	4,975	(2,123)
Tax effect - (expense) benefit	(1,742)	744

Net-of-tax amount - securities available for sale	3,233	(1,379)

Interest rate swaps designated as cash flow hedges:
Unrealized (losses) gains	(2,521)	838
Tax effect - benefit (expense)	883	(293)

Net-of-tax amount - interest rate swaps	(1,638)	545

Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	—	196
Tax effect - expense	—	(69)

Net-of-tax amount - pension plans	—	127

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	5	7
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	—	2
(Loss) gains arising during the period	(3)	16

Change in gains or losses and prior service costs	2	25
Tax effect - expense	—	(9)

Net-of-tax amount - post-retirement plans	2	16

Net-of-tax amount - pension and post-retirement plans	2	143

Total other comprehensive income (loss)	1,597	(691)

Comprehensive income	$2,544	$3,860

(1)	Amounts are included in net gain from sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $94 and $79, respectively.
(2)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2013 was $69.
(3)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $2 and $2, respectively.
(4)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was $0 and $1, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional	Unearned		Other			Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Loss	Shares	Amount	Equity
(In thousands, except share data) (Unaudited)
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	947	1,597	—	—	2,544
Share-based compensation expense	—	—	503	—	—	—	—	—	503
ESOP shares released or committed to be released	—	—	190	250	—	—	—	—	440
Cancellation of shares for tax withholding	(1,148)	—	(16)	—	—	—	—	—	(16)
Reissuance of treasury shares in connection with stock options exercised	—	—	(55)	—	—	—	(11,616)	137	82
Tax benefit from stock-based awards	—	—	1	—	—	—	—	—	1
Dividends paid ($0.10 per common share)	—	—	—	—	(2,589)	—	—	—	(2,589)

Balance at March 31, 2014	29,455,142	$243,776	$16,431	$(6,901)	$94,436	$(3,169)	3,476,270	$(44,226)	$300,347

Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	4,551	(691)	—	—	3,860
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	775	—	—	—	—	—	775
ESOP shares released or committed to be released	—	—	129	287	—	—	—	—	416
Cancellation of shares for tax withholding	(2,038)	—	(26)	—	—	—	—	—	(26)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(91)	—	(9)	—	(7,770)	91	(9)
Treasury stock purchased	—	—	—	—	—	—	181,343	(2,327)	(2,327)
Dividends paid ($0.10 per common share)	—	—	—	—	(2,810)	—	—	—	(2,810)

Balance at March 31, 2013	29,485,325	$243,776	$14,205	$(8,019)	$94,045	$(4,738)	1,504,039	$(18,277)	$320,992

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2014	2013
Cash flows from operating activities:
Net income	$947	$4,551
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	334	160
Share-based compensation expense	503	775
ESOP expense	440	416
Tax benefit from stock-based awards	1	—
Provision for loan losses	450	391
Net gain from sales of securities	(268)	(227)
Loans originated for sale	(20,739)	(45,955)
Proceeds from sales of loans held for sale	18,379	46,760
Net gain from sales of loans	(456)	(2,060)
Gain on sales of other real estate owned	(32)	(20)
Write-downs of other real estate owned	78	86
Depreciation and amortization	593	420
Deferred income tax (benefit) expense	(139)	2,044
Increase in cash surrender value of bank-owned life insurance	(522)	(510)
Net change in:
Deferred loan fees and premiums	(438)	(483)
Accrued interest receivable	(217)	(583)
Other assets	(34)	1,212
Accrued expenses and other liabilities	(3,479)	(7,127)

Net cash used in operating activities	(4,599)	(150)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	10,819	28,297
Proceeds from calls and maturities of available for sale securities	3,000	—
Principal payments on available for sale mortgage-backed securities	7,803	8,813
Principal payments on held to maturity securities	206	828
Purchases of available for sale securities	(57,019)	(110,800)
Purchases of held to maturity securities	(1,128)	—
Redemption of FHLBB stock	—	814
Proceeds from sale of other real estate owned	336	756
Proceeds from portfolio loan sales	—	18,000
Purchases of loans	(3,525)	(3,138)
Net loan (originations) payments	(40,749)	16,323
Purchases of premises and equipment	(1,316)	(1,516)

Net cash used in investing activities	(81,573)	(41,623)

Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	8,459	(12,547)
Net increase in interest-bearing deposits	64,789	54,748
Net decrease in mortgagors’ and investors’ escrow accounts	(2,474)	(2,709)
Net increase in short-term FHLBB advances	10,000	41,000
Repayments of long-term FHLBB advances	(18)	(21,018)
Net (decrease) increase in repurchase agreements	(4,650)	9,699
Proceeds from exercise of stock options and stock purchase plan	82	—
Common stock repurchased	—	(2,327)
Cancellation of shares for tax withholding	(16)	(26)
Reissuance of treasury shares	—	(9)
Cash dividend paid on common stock	(2,589)	(2,810)

Net cash provided by financing activities	73,583	64,001

Net (decrease) increase in cash and cash equivalents	(12,589)	22,228
Cash and cash equivalents, beginning of period	45,235	35,315

Cash and cash equivalents, end of period	$32,646	$57,543

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Concluded

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,749	$2,470
Income taxes, net	5	556
Transfer of loans to other real estate owned	1,510	563
Decrease in due to broker, investment purchases	2,901	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Operations. On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (“the Company”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (“the Bank”). See Note 14, Subsequent Events, in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

These financial statements do not reflect the operations of Legacy United.

The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and the region through 22 banking offices, its commercial loan production office, its mortgage loan production offices, 37 ATMs, telephone banking, mobile banking and its internet website (www.unitedfinancialinc.com).

Basis of Presentation. The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary United Bank, and the Bank’s wholly-owned subsidiaries, United Bank Mortgage, Inc., United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc. and United Bank Investment Sub, Inc.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2013 consolidated financial statements and notes thereto included in the Rockville Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications. Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2014 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, realizability of deferred tax assets, the evaluation of securities for other-than-temporary impairment and derivatives.

Note 2.	Recent Accounting Pronouncements

Receivables – Troubled Debt Restructurings by Creditors. In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The amendments in this ASU are effective for annual periods, and interim periods those within annual periods, beginning after December 15, 2014. The amendments are not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Fair Value Measurements

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

Level 1:	Quoted prices are available in active markets for identical assets and liabilities as of the reporting date. The quoted price is not adjusted because of the size of the position relative to trading volume.

Level 2:	Pricing inputs are observable for assets and liabilities, either directly or indirectly, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies.

Level 3:	Pricing inputs are unobservable for assets and liabilities and include situations where there is little, if any, market activity and the determination of fair value requires significant judgment or estimation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2014. There was one reclassification to Level 3 of $1.6 million for mortgage servicing rights for the three months ended March 31, 2013.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Available for Sale Securities:
U.S. Government and government-sponsored
enterprise obligations	$6,177	$—	$6,177	$—
Government-sponsored residential mortgage-
backed securities	93,150	—	93,150	—
Government-sponsored residential collateralized
debt obligations	90,053	—	90,053	—
Government-sponsored commercial mortgage-
backed securities	13,073	—	13,073	—
Government-sponsored commercial collateralized
debt obligations	4,789	—	4,789	—
Asset-backed securities	116,033	—	45,260	70,773
Corporate debt securities	41,265	—	39,652	1,613
Obligations of states and political subdivisions	64,702	—	64,702	—
Marketable equity securities	13,090	3,274	9,764	52

Total available for sale securities	$442,332	$3,274	$366,620	$72,438

Mortgage loan derivative assets	$102	$—	$102	$—
Mortgage loan derivative liabilities	92	—	92	—
Mortgage servicing rights	4,084	—	—	4,084
Interest rate swap assets	5,552	—	5,552	—
Interest rate swap liabilities	831	—	831	—
December 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored
enterprise obligations	$6,031	$—	$6,031	$—
Government-sponsored residential mortgage-
backed securities	95,662	—	95,662	—
Government-sponsored residential collateralized-
debt obligations	67,751	—	67,751	—
Government-sponsored commercial mortgage-
backed securities	12,898	—	12,898	—
Government-sponsored commercial collateralized-
debt obligations	4,706	—	4,706	—
Asset-backed securities	106,536	—	35,095	71,441
Corporate debt securities	42,486	—	41,016	1,470
Obligations of states and political subdivisions	62,505	—	62,505	—
Marketable equity securities	6,328	3,280	2,996	52

Total available for sale securities	$404,903	$3,280	$328,660	$72,963

Mortgage loan derivative assets	$146	$—	$146	$—
Mortgage loan derivative liabilities	107	—	107	—
Mortgage servicing rights	4,103	—	—	4,103
Interest rate swap assets	7,705	—	7,705	—
Interest rate swap liabilities	428	—	428	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Available for Sale Securities:
Balance at beginning of period	$72,963	$8,312
Purchases	—	36,762
Principal payments	(1,062)	—
Total unrealized gains included in other comprehensive income/loss	537	181

Balance at end of period	$72,438	$45,255

Mortgage Servicing Rights:
Balance at beginning of period	$4,103	$—
Transfers to Level 3	—	1,554
Issuances	134	275
Settlements	(15)	(48)
Change in fair value recognized in net income	(138)	285

Balance at end of period	$4,084	$2,066

The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.

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

The valuation of the Company’s asset-backed securities is obtained from a third party pricing provider and is determined utilizing an approach that combines advanced analytics with structural and fundamental cash flow analysis based upon observed market based yields. The third party provider’s model analyzes each instrument’s underlying collateral given observable collateral characteristics and credit statistics to extrapolate future performance and project cash flows, by incorporating expectations of default probabilities, recovery rates, prepayment speeds, loss severities and a derived discount rate. The Company has determined that due to the liquidity and significance of unobservable inputs, that some asset-backed securities are classified in Level 3 of the valuation hierarchy with the remainder in Level 2.

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

The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Impaired loans	$1,618	$—	$—	$1,618
Other real estate owned	2,657	—	—	2,657

Total	$4,275	$—	$—	$4,275

December 31, 2013
Impaired loans	$509	$—	$—	$509
Other real estate owned	1,529	—	—	1,529

Total	$2,038	$—	$—	$2,038

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

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Impaired loans	$(280)	$(439)
Other real estate owned	32	20

Total	$(248)	$(419)

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

Federal Home Loan Bank of Boston (“FHLBB”) stock: FHLBB stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed by the FHLB of Boston at par value.

Accrued Interest Receivable: Carrying value is assumed to represent fair value.

Derivative Assets: Refer to the above discussion on derivatives.

Mortgage Servicing Rights: Refer to the above discussion on mortgage servicing rights.

Deposits and Mortgagors’ and Investors’ Escrow Accounts: The fair value of demand, non-interest-bearing checking, savings and certain money market deposits and mortgagors’ and investors’ escrow accounts are determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of period-end.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

As of March 31, 2014 and December 31, 2013, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying Value	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
March 31, 2014
Financial assets:
Cash and cash equivalents	$32,646	$32,646	$—	$—	$32,646
Available for sale securities	442,332	3,274	366,620	72,438	442,332
Held to maturity securities	14,749	—	14,749	—	14,749
Loans held for sale	3,267	—	3,267	—	3,267
Loans receivable-net	1,739,952	—	—	1,748,298	1,748,298
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,923	—	—	5,923	5,923
Mortgage loan derivative assets	102	—	102	—	102
Mortgage servicing rights	4,084	—	—	4,084	4,084
Interest rate swaps	5,552	—	5,552	—	5,552
Financial liabilities:
Deposits	1,808,453	—	—	1,714,905	1,714,905
Mortgagors’ and investors’ escrow accounts	3,868	—	—	3,868	3,868
FHLBB advances and other borrowings	245,560	—	—	247,621	247,621
Interest rate swaps	831	—	831	—	831
Mortgage loan derivative liabilities	92	—	92	—	92
December 31, 2013
Financial assets:
Cash and cash equivalents	45,235	45,235	—	—	45,235
Available for sale securities	404,903	3,280	328,660	72,963	404,903
Held to maturity securities	13,830	—	14,260	—	14,260
Loans held for sale	422	—	422	—	422
Loans receivable-net	1,697,012	—	—	1,702,686	1,702,686
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,706	—	—	5,706	5,706
Mortgage loan derivative assets	146	—	146	—	146
Mortgage servicing rights	4,103	—	—	4,103	4,103
Interest rate swaps	7,705	—	7,705	—	7,705
Financial liabilities:
Deposits	1,735,205	—	—	1,626,071	1,626,071
Mortgagors’ and investors’ escrow accounts	6,342	—	—	6,342	6,342
FHLBB advances and other borrowings	240,228	—	—	242,458	242,458
Interest rate swaps	428	—	428	—	428
Mortgage loan derivative liabilities	107	—	107	—	107

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 4.	Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at March 31, 2014 and December 31, 2013 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
(In thousands)	Amortized Cost	Gains	Losses	Value
March 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,798	$32	$653	$6,177
Government-sponsored residential mortgage-backed securities	93,532	1,541	1,923	93,150
Government-sponsored residential collateralized debt obligations	91,272	120	1,339	90,053
Government-sponsored commercial mortgage-backed securities	13,772	—	699	13,073
Government-sponsored commercial collateralized debt obligations	5,042	—	253	4,789
Asset-backed securities	116,407	533	907	116,033
Corporate debt securities	42,220	625	1,580	41,265
Obligations of states and political subdivisions	67,061	14	2,373	64,702

Total debt securities	436,104	2,865	9,727	429,242

Marketable equity securities, by sector:
Banks	9,799	66	48	9,817
Industrial	109	91	—	200
Mutual funds	2,800	67	10	2,857
Oil and gas	131	85	—	216

Total marketable equity securities	12,839	309	58	13,090

Total available for sale securities	$448,943	$3,174	$9,785	$442,332

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$11,210	$461	$—	$11,671
Government-sponsored residential mortgage-backed securities	3,539	356	—	3,895

Total held to maturity securities	$14,749	$817	$—	$15,566

December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,801	$39	$809	$6,031
Government-sponsored residential mortgage-backed securities	96,708	1,493	2,539	95,662
Government-sponsored residential collateralized debt obligations	69,568	26	1,843	67,751
Government-sponsored commercial mortgage-backed securities	13,841	—	943	12,898
Government-sponsored commercial collateralized debt obligations	5,043	—	337	4,706
Asset-backed securities	107,699	259	1,422	106,536
Corporate debt securities	43,586	808	1,908	42,486
Obligations of states and political subdivisions	67,142	—	4,637	62,505

Total debt securities	410,388	2,625	14,438	398,575

Marketable equity securities, by sector:
Banks	3,068	—	21	3,047
Industrial	109	102	—	211
Mutual funds	2,793	68	17	2,844
Oil and gas	131	95	—	226

Total marketable equity securities	6,101	265	38	6,328

Total available for sale securities	$416,489	$2,890	$14,476	$404,903

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,743	$364	$—	$4,107
Obligations of states and political subdivisions	10,087	108	42	10,153

	$13,830	$472	$42	$14,260

At March 31, 2014, the net unrealized loss on securities available for sale of $6.6 million, net of an income tax benefit of $2.3 million, or $4.3 million, is included in accumulated other comprehensive loss. The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed collateralized debt obligations and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Maturity:
Within 1 year	$1,206	$1,214	$—	$—
After 1 year through 5 years	11,854	12,182	—	—
After 5 years through 10 years	31,167	30,864	—	—
After 10 years	71,852	67,884	11,210	11,671

	116,079	112,144	11,210	11,671
Mortgage-backed securities	93,532	93,150	3,539	3,895
Government-sponsored residential collateralized debt obligations	91,272	90,053	—	—
Government-sponsored commercial mortgage-backed securities	13,772	13,073	—	—
Government-sponsored commercial collateralized debt obligations	5,042	4,789	—	—
Asset-backed securities	116,407	116,033	—	—

Total debt securities	$436,104	$429,242	$14,749	$15,566

At March 31, 2014, the Company had 17 encumbered securities with a fair value of $46.6 million pledged as derivative collateral and collateral for reverse repurchase borrowings. At March 31, 2013, the Company had two encumbered securities with a fair value of $10.2 million pledged as collateral for a reverse repurchase borrowing.

For the three months ended March 31, 2014 and 2013, gross gains of $268,000 and $291,000, respectively, were realized on the sales of available for sale securities. There were no gross losses realized on the sale of available for sale securities for the three months ended March 31, 2014 compared to $64,000 of realized losses for the three months ended March 31, 2013.

As of March 31, 2014, the Company did not own any securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of March 31, 2014, the estimated fair value of this portfolio was $76.4 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $76.4 million, $27.1 million were representative of general obligation bonds for which $18.0 million are obligations of political subdivisions of the respective state. For all municipal debt purchases, the Management Investment Committee under the direction of the ALCO (“Asset/Liability Committee”) approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At March 31, 2014, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013:

	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
March 31, 2014
Available for sale:
Debt Securities:
U.S. Government and government sponsored enterprise obligations	$—	$—	$4,340	$653	$4,340	$653
Government-sponsored residential mortgage-backed securities	41,867	1,881	955	42	42,822	1,923
Government-sponsored residential collateralized debt obligations	67,233	1,082	4,287	257	71,520	1,339
Government-sponsored commercial mortgage-backed securities	8,545	412	4,528	287	13,073	699
Government-sponsored commercial collateralized debt obligations	4,789	253	—	—	4,789	253
Asset-backed securities	42,103	684	12,266	223	54,369	907
Corporate debt securities	23,422	389	1,613	1,191	25,035	1,580
Obligations of states and political subdivisions	47,838	1,682	11,854	691	59,692	2,373

Total debt securities	235,797	6,383	39,843	3,344	275,640	9,727
Marketable equity securities	5,490	33	1,313	25	6,803	58

	$241,287	$6,416	$41,156	$3,369	$282,443	$9,785

December 31, 2013
Available for sale:
Debt Securities:
U.S. Government and government sponsored enterprise obligations	$4,184	$809	$—	$—	$4,184	$809
Government-sponsored residential mortgage-backed securities	58,474	2,539	—	—	58,474	2,539
Government-sponsored residential collateralized debt obligations	56,339	1,843	—	—	56,339	1,843
Government-sponsored commercial mortgage-backed securities	12,899	943	—	—	12,899	943
Government-sponsored commercial collateralized debt obligations	4,707	337	—	—	4,707	337
Asset-backed securities	70,802	1,422	—	—	70,802	1,422
Corporate debt securities	17,567	531	1,470	1,377	19,037	1,908
Obligations of states and political subdivisions	56,441	3,967	6,064	670	62,505	4,637

Total debt securities	281,413	12,391	7,534	2,047	288,947	14,438
Marketable equity securities	3,047	21	1,272	17	4,319	38

	$284,460	$12,412	$8,806	$2,064	$293,266	$14,476

Of the securities summarized above as of March 31, 2014, 88 issues had unrealized losses equaling 2.6% of the cost basis for less than twelve months and 100 issues had an unrealized loss of 7.6% of the amortized cost basis for twelve months or more. As of December 31, 2013, 109 issues had unrealized losses equaling 4.2% of the cost basis for less than twelve months and 90 issues had unrealized losses equaling 19.0% of the cost basis for twelve months or more.

As of March 31, 2014, there were no held to maturity securities with unrealized losses. As of December 31, 2013, two held to maturity securities had unrealized losses equaling 1.0% of the cost basis for less than twelve months. Management believes that no individual unrealized loss as of March 31, 2014 represents an other-

than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2014.

U.S. Government and government-sponsored enterprises and residential mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by increases in the rate spread to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to twenty securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.

Corporate debt securities. The unrealized losses on corporate debt securities are primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. In addition, because the Company does not intend to sell the security and it is not probable that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired at March 31, 2014. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a steepening yield curve.

Asset-backed securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities. The majority of these securities have resetting coupons that adjust on a quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities. Because the Company does not intend to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 5.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers. The Company manages a matched book with respect to these derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2014 and December 31, 2013 is as follows:

		Weighted-
	Notional Amount	Average Remaining Maturity	Weighted-Average Rate			Estimated Fair Value Asset (Liability)
			Received	Paid
	(In thousands)	(In years)				(In thousands)
March 31, 2014
Cash flow hedge:
Forward starting interest rate swap on future borrowings	$100,000	7.00	TBD (1)	2.40%		$4,868
Fair value hedge:
Interest rate swap	20,000	3.77	1.10%	0.21	%(2)	(152)
Non-hedging derivatives:
Forward loan sale commitments	7,392	—				—
Derivative loan commitments	4,154	—				10
Loan level swaps - dealer(3)	31,070	7.63	2.04%	4.39%		(674)
Loan level swaps - borrowers(3)	31,070	7.63	4.39%	2.04%		679

Total	$193,686					$4,731

December 31, 2013
Cash flow hedge:
Forward starting interest rate swap on future borrowings	$100,000	7.00	TBD (1)	2.40%		$7,389
Fair value hedge:
Interest rate swap	20,000	4.02	1.10%	0.22	%(2)	(183)
Non-hedging derivatives:
Forward loan sale commitments	2,695	—				19
Derivative loan commitments	2,271	—				20
Loan level swaps - dealer(3)	25,205	8.52	2.04%	4.58%		(240)
Loan level swaps - borrowers(3)	25,205	8.52	4.58%	2.04%		310

Total	$175,376					$7,315

(1)	The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.
(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of March 31, 2014.
(3)	The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the Company did not record any hedge ineffectiveness.

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

As of March 31, 2014, the Company had three outstanding interest rate derivatives with a notional value of $100.0 million that were designated as cash flow hedges of interest rate risk.

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2014, the Company recognized net gains of $1,000 in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of approximately $23,000 for the three months ended March 31, 2014 and no net reduction to interest expense for the three months ended March 31, 2013 related to net settlements on the derivatives.

As of March 31, 2014, the Company had outstanding interest rate derivatives with a notional of $20.0 million that were designated as a fair value hedge of interest rate risk.

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

As of March 31, 2014, the Company had five borrower-facing rate derivatives with an aggregate notional amount of $31.1 million and five broker derivatives also with an aggregate notional value amount of $31.1 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013.

Fair Values of Derivative Instruments

		Fair Value
(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Derivative Assets	$4,868	$7,389
Interest rate swap - fair value hedge	Derivative Assets	5	5
Interest rate swap - fair value hedge	Other Liabilities	(157)	(188)

Total derivatives designated as hedging instruments		$4,716	$7,206

Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Assets	$—	$19
Derivative loan commitment	Derivative Assets	10	20
Interest rate swap - non designated hedge	Derivative Assets	679	310
Interest rate swap - non designated hedge	Other Liabilities	(674)	(240)

Total derivatives not designated as hedging instruments		$15	$109

Cash Flow Hedges
(In thousands)	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships	2014	2013
Interest Rate Swaps	$(2,521)	$838

Total	$(2,521)	$838

Effect of Derivative Instruments on the Income Statement

The tables below present information pertaining to the Company’s derivatives on the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2014 and 2013.

Fair Value Hedges
		Amount of Gain Recognized in Income on Derivatives
Derivatives in Fair Value	Location on Gain (Loss)	Three Months Ended March 31,
Hedging Relationships	Recognized in Income	2014	2013
(In thousands)
Interest Rate Swaps	Interest expense	$31	$—

		Amount of Loss Recognized in Income on Hedged Items
		Three Months Ended March 31,
		2014	2013
Interest Rate Swaps	Interest expense	$31	$—

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments on the Consolidated Statements of Net Income as of March 31, 2014 and 2013.

	Amount of Gain (Loss) Recognized for the Three Months Ended
	March 31,
(In thousands)	2014	2013
Derivatives not designated as hedging instruments:
Derivative loan commitment	$(10)	$67
Forward loan sale commitments	(19)	155
Interest rate swaps	(65)	—

	$(94)	$222

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of March 31, 2014, the counterparties related to these agreements posted $4.7 million of collateral to the Company.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million. As of March 31, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $604,000 against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 6.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	At March 31, 2014	At December 31, 2013
Real estate loans:
Residential	$657,951	$634,447
Commercial	806,834	776,913
Construction	40,760	52,243

Total real estate loans	1,505,545	1,463,603
Commercial business loans	248,986	247,932
Installment loans	743	883
Collateral loans	1,337	1,374

Total loans	1,756,611	1,713,792
Net deferred loan costs and premiums	2,841	2,403
Allowance for loan losses	(19,500)	(19,183)

Loans - net	$1,739,952	$1,697,012

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

The Company’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely. The Company recognizes full or partial charge-offs on collateral dependent impaired loans when the collateral is deemed to be insufficient to support the carrying value of the loan. The Company does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

At March 31, 2014, the Company has a loan loss allowance of $19.5 million, or 1.11%, of total loans as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:

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

The following table presents the Company’s loans by risk rating at March 31, 2014 and December 31, 2013.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
March 31, 2014
Loans rated 1-5	$644,591	$784,256	$37,445	$237,892	$2,037
Loans rated 6	2,119	10,783	1,279	3,794	—
Loans rated 7	11,241	11,795	2,036	7,300	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$657,951	$806,834	$40,760	$248,986	$2,080

December 31, 2013
Loans rated 1-5	$620,924	$755,001	$49,020	$236,065	$2,214
Loans rated 6	2,147	9,792	543	4,521	—
Loans rated 7	11,376	12,120	2,680	7,346	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$634,447	$776,913	$52,243	$247,932	$2,257

Changes in the allowance for loan losses for the periods ended March 31, 2014 and 2013 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended March 31, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	256	266	(207)	24	(7)	118	450
Loans charged off	(179)	—	—	—	(4)	—	(183)
Recoveries of loans previously charged off	18	—	—	24	8	—	50

Balance, end of period	$6,491	$8,554	$622	$3,442	$26	$365	$19,500

Three Months Ended March 31, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	161	43	206	(226)	54	153	391
Loans charged off	(250)	(71)	(1)	(20)	(12)	—	(354)
Recoveries of loans previously charged off	12	—	—	9	2	—	23

Balance, end of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2014 and December 31, 2013 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
March 31, 2014
Allowance related to loans deemed impaired	$97	$—	$—	$—	$—	$—	$97
Allowance related to loans not deemed impaired	6,394	8,554	622	3,442	26	365	19,403

Total allowance for loan losses	$6,491	$8,554	$622	$3,442	$26	$365	$19,500

Loans deemed impaired	$10,809	$9,060	$3,316	$1,204	$31	$—	$24,420
Loans not deemed impaired	647,142	797,774	37,444	247,782	2,049	—	1,732,191

Total loans	$657,951	$806,834	$40,760	$248,986	$2,080	$—	$1,756,611

December 31, 2013
Allowance related to loans deemed impaired	$94	$—	$—	$—	$—	$—	$94
Allowance related to loans not deemed impaired	6,302	8,288	829	3,394	29	247	19,089

Total allowance for loan losses	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

Loans deemed impaired	$10,594	$7,446	$2,639	$1,424	$29	$—	$22,132
Loans not deemed impaired	623,853	769,467	49,604	246,508	2,228	—	1,691,660

Total loans	$634,447	$776,913	$52,243	$247,932	$2,257	$—	$1,713,792

The following is a summary of past due and non-accrual loans at March 31, 2014 and December 31, 2013:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
March 31, 2014
Real estate loans:
Residential	$5,372	$817	$3,333	$9,522	$—	$10,132
Commercial	1,615	—	—	1,615	—	—
Construction	—	—	673	673	—	673
Commercial business loans	35	1	452	488	—	1,148
Installment and collateral	22	3	5	30	—	31

Total	$7,044	$821	$4,463	$12,328	$—	$11,984

December 31, 2013
Real estate loans:
Residential	$6,674	$1,327	$4,262	$12,263	$—	$10,192
Commercial	513	—	656	1,169	—	656
Construction	—	—	1,306	1,306	—	1,518
Commercial business loans	3	—	704	707	—	1,259
Installment and collateral	15	21	3	39	—	29

Total	$7,205	$1,348	$6,931	$15,484	$—	$13,654

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,095	$10,432		$9,991	$11,565
Commercial	9,060	9,060		7,446	7,526
Construction	3,316	3,363		2,639	8,542
Commercial business loans	1,204	1,594		1,424	2,243
Installment and collateral loans	31	35		29	32

Total	22,706	24,484		21,529	29,908

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,714	1,811	$97	603	667	$94

Total	1,714	1,811	97	603	667	94

Total	$24,420	$26,295	$97	$22,132	$30,575	$94

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,393	$99	$99	$8,742	$112	$112
Commercial	8,253	—	—	1,563	4	4
Construction	2,978	9	9	1,912	2	2
Commercial business loans	1,314	17	17	1,736	19	19
Installment and collateral loans	30	—	—	40	—	—

Total	21,968	125	125	13,993	137	137

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,159	1	1	1,280	7	7
Construction	—	—	—	642	—	—
Commercial business loans	—	—	—	334	4	4
Installment and collateral loans	—	—	—	5	—	—

Total	1,159	1	1	2,261	11	11

	$23,127	$126	$126	$16,254	$148	$148

Management has established the allowance for loan loss in accordance with GAAP at March 31, 2014 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2014 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2014 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

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

Troubled debt restructurings during the three months ended March 31, 2014 and 2013 are set forth in the following table:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2014
Residential real estate	4	$408	$408
Construction	13	3,853	3,853

Total troubled debt restructuring	17	$4,261	$4,261

March 31, 2013
Residential real estate	2	$451	$406
Commercial real estate	1	2,620	2,620
Construction	1	82	82

Total troubled debt restructuring	4	$3,153	$3,108

There were no troubled debt restructurings that defaulted within twelve months of restructuring during the three months ended March 31, 2014 and 2013.

The majority of restructured loans were on non-accrual status as of March 31, 2014 and December 31, 2013. The financial impact of the troubled debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $414.9 million and $408.0 million as of March 31, 2014 and December 31, 2013, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2014 and 2013 was determined using pretax internal rates of return ranging from 8.1% to 10.1% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 162 and 339, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.

During the three months ended March 31, 2014 and 2013, the Company received servicing income in the amount of $240,000 and $105,000, respectively, which is included in service charges and fees in the Consolidated Statements of Net Income.

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2014 and 2013. Changes in the fair value of mortgage servicing rights are included in other income (loss) in the Consolidated Statements of Net Income.

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$4,103	$1,052
Cumulative effect of change in accounting principle	—	502
Change in fair value recognized in net income	(153)	237
Issuances	134	275

Balance at end of period	4,084	2,066

Fair value of mortgage servicing rights at end of period	$4,084	$2,066

Note 7.	Wholesale Funding

FHLBB Advances and Stock

The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2014 and December 31, 2013 are summarized below:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2014	$138,112	0.64%	$118,112	0.45%
2015	25,000	1.99	35,000	2.28
2016	3,000	2.70	3,000	2.70
2017	33,000	2.56	33,000	2.56
2018 and thereafter	2,906	2.54	2,924	2.54

	$202,018	1.18%	$192,036	1.21%

At March 31, 2014, FHLBB advances totaling $23.0 million with interest rates ranging from 3.19% to 4.39% which are scheduled to mature between 2014 and 2017 are callable at the option of the FHLBB. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $341.7 million and $272.6 million at March 31, 2014 and December 31, 2013, respectively.

In addition to the outstanding advances, the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013 there were no advances outstanding under the line of credit.

In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2014, the Bank could borrow immediately an additional $132.0 million from the FHLBB inclusive of the line of credit.

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

Other Borrowings

As of March 31, 2014 and December 31, 2013, advances outstanding under reverse repurchase agreements totaled $43.5 million and $48.2 million, respectively. The outstanding advances at March 31, 2014 consisted of four individual borrowings with the remaining terms of four months or less and a weighted average cost of 0.41%. The outstanding advances at December 31, 2013 had a weighted average cost of 0.42%.

The Bank has a relationship with a brokered sweep deposit provider by which funds are provided up to a maximum of 5% of the Bank’s assets. As of March 31, 2014, amounts outstanding under this agreement totaled $78.6 million at a cost of 0.46%. As of December 31, 2013, amounts outstanding under this agreement totaled $50.0 million at a cost of 0.50%. As of March 31, 2014, the Bank could borrow an additional $40.0 million through this relationship. Additionally, the Company has committed federal funds lines of credit with four counterparties totaling $97.5 million at March 31, 2014.

Note 8.	Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of March 31, 2014 and December 31, 2013, 16,319 restricted stock shares and 79,142 stock options remained available for future grants.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2013, 189,482 restricted stock shares and 482,048 stock options remained available for future grants. As of March 31, 2014, 189,482 restricted stock shares and 482,048 stock options remain available for future grants under the 2012 Plan.

Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $503,000 with a related tax benefit recorded of $176,000 for the three months ended March 31, 2014, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $59,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $444,000. The total charge of $503,000 for the three months ended March 31, 2014 includes $16,000 of cost related to 1,148 vested restricted shares used for income tax withholding on behalf of certain executives in the three months ended March 31, 2014.

Stock Options: The following table presents the activity related to stock options under the Plans for the three months ended March 31, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,317,620	$10.74
Granted	—	—
Exercised	(11,616)	7.12
Forfeited or expired	—	—

Outstanding at March 31, 2014	2,306,004	$10.76	7.0	$6,533

Stock options vested and exercisable at March 31, 2014	1,357,020	$10.10	6.0	$4,716

The aggregate fair value of options that vested was $67,000 and $92,000 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the unrecognized cost related to the stock options awarded of $1.1 million will be recognized over a weighted-average period of 1.8 years.

There were no stock options granted in the first three months of 2014. There were 59,523 options granted in the three months ended March 31, 2013. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates using the Black-Scholes option pricing model as follows:

Three Months Ended March 31, 2013
Weighted per share average fair value of options granted	$1.68
Assumptions:
Risk-free interest rate	1.10%
Expected volatility	20.93%
Expected dividend yield	3.11%
Expected life of options granted	6.0 years

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The following table presents the activity for restricted stock for the three months ended March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	245,210	$11.37
Granted	—	—
Vested	(3,175)	11.97
Forfeited	—	—

Unvested as of March 31, 2014	242,035	$11.37

The fair value of restricted shares that vested during the three months ended March 31, 2014 and 2013 was $38,000 and $57,000, respectively. As of March 31, 2014, there was $1.5 million of total unrecognized compensation cost related to unvested restricted stock which was expected to be recognized over a weighted-average period of 1.4 years.

During the three months ended March 31, 2014, the Company granted no shares of restricted stock out of Treasury stock.

As of April 30, 2014, the effective time of the merger, all outstanding Company restricted stock awards, including those held by directors and executive officers, became fully vested. The estimated expense related to the vesting to be recorded during the second quarter of 2014 is approximately $1.0 million.

Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $970,000 at March 31, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over the remaining year. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.

As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.6 million at March 31, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be allocated. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt.

At March 31, 2014, the two loans had an outstanding balance of $7.6 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. The ESOP compensation expense for the three months ended March 31, 2014 and 2013 was $440,000 and $416,000, respectively.

The ESOP shares as of March 31, 2014 were as follows:

Shares released for allocation	1,023,495
Unreleased shares	722,073

Total ESOP shares	1,745,568

Market value of unreleased shares at March 31, 2014 (in thousands)	$9,813

The Company merged its ESOP with its Defined Contribution, or 401(k) Plan, effective January 1, 2014. In lieu of employer matching cash contributions in 2014 to the 401(k) Plan shares released from the pay down on the ESOP loans will be allocated to all participants in the 401(k) Plan. The Company is expected to experience cost savings on a go forward basis due to the merging of these two plans.

Note 9.	Income Taxes

As of March 31, 2014 and December 31, 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through 2013.

As of March 31, 2014 and December 31, 2013, the Company has not recorded any interest and penalties related to uncertain tax positions.

Note 10.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Loss on Benefit Plans	Net Unrealized Loss on Available For Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2013	$(2,036)	$(7,533)	$4,803	$(4,766)
Change	2	3,233	(1,638)	1,597

March 31, 2014	$(2,034)	$(4,300)	$3,165	$(3,169)

Note 11.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2014, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2014 and December 31, 2013 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
March 31, 2014
Total capital to risk weighted assets	$282,111	15.1%	$149,068	8.0%	$186,335	10.0%
Tier 1 capital to risk weighted assets	262,266	14.1	74,613	4.0	111,920	6.0
Tier 1 capital to total average assets	262,266	11.3	92,592	4.0	115,740	5.0
December 31, 2013
Total capital to risk weighted assets	$280,196	15.4%	$145,368	8.0%	$181,709	10.0%
Tier 1 capital to risk weighted assets	260,241	14.3	72,693	4.0	109,040	6.0
Tier 1 capital to total average assets	260,241	11.6	89,893	4.0	112,367	5.0
United Financial Bancorp, Inc.:
March 31, 2014
Total capital to risk weighted assets	$322,292	17.2%	$149,729	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,039	16.1	74,855	4.0	N/A	N/A
Tier 1 capital to total average assets	302,039	13.1	92,508	4.0	N/A	N/A
December 31, 2013
Total capital to risk weighted assets	$322,623	17.7%	$145,983	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,668	16.6	73,020	4.0	N/A	N/A
Tier 1 capital to total average assets	302,668	13.5	89,879	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay based on retained earnings for the current year and the preceding two years. As of March 31, 2014, $13.3 million is available for payment of dividends.

Note 12.	Net Income Per Share

The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013:

	For the Three Months
	Ended March 31,
(In thousands, except share data)	2014	2013
Net income available to common stockholders	$947	$4,551

Weighted-average common shares outstanding	29,455,463	29,486,337
Less: average number of treasury shares	(3,479,302)	(1,417,671)
Less: average number of unallocated ESOP award shares	(710,971)	(839,901)

Weighted-average basic shares outstanding	25,265,190	27,228,765
Dilutive effect of stock options	415,858	332,480

Weighted-average diluted shares	25,681,048	27,561,245

Net income per share:
Basic	$0.04	$0.17
Diluted	$0.04	$0.17

Note 13.	Commitments and Contingencies

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit through issuing standby letters of credit and undisbursed portions of construction loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2014 and December 31, 2013:

(In thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit:
Commitment to grant loans	$119,376	$63,401
Undisbursed construction loans	72,003	80,345
Undisbursed home equity lines of credit	149,628	142,851
Undisbursed commercial lines of credit	111,789	116,004
Standby letters of credit	8,933	8,872
Unused checking overdraft lines of credit	34	39

	$461,763	$411,512

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

Legal Matters: The Company is not involved in any legal proceedings deemed to be material as of March 31, 2014 which have arisen in the normal course of business.

Note 14.	Subsequent Events

On April 30, 2014, the Company completed its merger with United Financial Bancorp, Inc. (“Legacy United”), the parent company of United Bank, through the merger of Legacy United into Rockville Financial, Inc. Rockville Financial, Inc. was the accounting acquirer and the surviving entity. United Bank merged with and into Rockville Financial, Inc.’s wholly-owned subsidiary, Rockville Bank. Rockville Bank (“Legacy Rockville”) is the surviving bank in the merger. At the effective time of the merger, Rockville Financial, Inc. amended its certificate of incorporation and changed its name to United Financial Bancorp, Inc. and Rockville Bank changed its name to United Bank.

The merger was a stock-for-stock transaction valued at approximately $358.1 million based on the closing price of $13.16 of Rockville Financial, Inc. common stock and the value of Legacy United exercisable options on April 30, 2014. Legacy United shareholders and stock award participants received a fixed ratio of 1.3472 shares of Rockville common stock for each of the 19.8 million shares of Legacy United common stock and 1.3 million exercisable options outstanding, respectively. The Company issued 26.7 million shares of common stock in the merger; post-merger, total shares outstanding were 52.7 million. Legacy United shareholders own approximately 51% of stock in the combined company and Legacy Rockville shareholders own approximately 49%. At April 30, 2014 there were 1.7 million Legacy United exercisable options at a weighted average strike price of $9.36.

The Company has engaged an independent third-party to assist management in estimating the fair value of the majority of the assets acquired and liabilities assumed. The Company will file a Current Report on Form 8-K (or an amendment to a prior report) no later than July 14, 2014 that will include historical and pro forma information regarding Legacy United and United Financial Bancorp, Inc. required in connection with the Merger.

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

Risk Factors

Factors that have a material adverse effect on operations include, but are not limited to, the following:

•	Local, regional, national and international business or economic conditions may differ from those expected;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business;

•	The ability to increase market share and control expenses may be more difficult than anticipated;

•	Changes in government regulations (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses, including those under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Basel III update to the Basel Accords;

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting;

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock;

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings;

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock;

•	We have merged with United Financial Bancorp, Inc. which may not yield the desired synergies and cost saves projected;

•	Our ability to attract and retain qualified employees;

•	We may not manage the risks involved in the foregoing as well as anticipated, and

•	Severe weather, natural disasters, acts of God, war or terrorism and other external events could significantly impact our business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand United Financial Bancorp, Inc., our operations and our present business environment. We believe accuracy, transparency and clarity are the primary goals of successful financial reporting. We remain committed to transparency in our financial reporting, providing our stockholders with informative financial disclosures and presenting an accurate view of our financial disclosures, financial position and operating results.

MD&A is provided as a supplement to—and should be read in conjunction with—our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013. The following sections are included in MD&A:

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

Our Business

Merger with United Financial Bancorp, Inc.

On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). In connection with the merger, Rockville Financial, Inc. completed the following corporate actions:

•	Legacy United merged with and into Rockville Financial, Inc. Rockville Financial, Inc. was the accounting acquirer and the surviving entity.

•	Rockville Financial, Inc. changed its legal entity name to United Financial Bancorp, Inc.

•	The Company’s common stock began trading on the NASDAQ Global Select Stock Exchange under the symbol “UBNK” upon consummation of the merger.

•	United Bank merged into Rockville Bank.

•	Rockville Bank changed its legal entity name to United Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The Merger was a stock-for-stock transaction valued at $358.1 million based on the closing price of Rockville Financial, Inc. common stock on April 30, 2014. Under the terms of the Merger, each share of Legacy United was converted into the right to receive 1.3472 shares of Rockville Financial, Inc. common stock. See additional disclosure regarding the Merger with Legacy United in Note 14, Subsequent Events, in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

As of December 31, 2013, the date of Legacy United’s last publicly available financial statements, Legacy United had total assets of $2.48 billion, total loans of $1.87 billion, total deposits of $1.94 billion and equity of $302.8 million.

The merger has a significant impact by more than doubling the assets and deposits of the former Rockville Financial, Inc., expanding the branch network and by entering into new markets – Western and Central Massachusetts as well as expanding our presence in Connecticut in New Haven County.

General

The financial statements do not reflect the operations of Legacy United unless specifically stated.

By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $2.37 billion and stockholders’ equity of $300.3 million at March 31, 2014. The Company delivers financial services to individuals, families and businesses throughout Connecticut and the region through its 22 banking offices, its commercial loan production office, its mortgage loan production offices, 37 ATMs and internet website (www. unitedfinancialinc.com).

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include (1) continuing our residential mortgage lending activities and continuing to expand our commercial real estate and commercial business lending activities and growing our deposit base (2) increase the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products and (3) continuing to improve operating efficiencies.

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

Our Objectives

The Company seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking, savings and money market accounts for personal, business and municipal depositors;

•	Build high quality, profitable loan portfolios using primarily organic growth and also purchase strategies, while also continuing to build efficiencies in its robust secondary mortgage banking business;

•	Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of its financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products; and

•	Maintain a rigorous risk identification and management process.

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

Regulatory Considerations

The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank , the minimum capital ratios will be a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk-weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, phased in over a 5 year period until January 1, 2019. Accordingly, the Company is still in the process of assessing the impacts of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, derivatives, and income taxes. Effective January 1, 2014, the Company no longer considered pension and other post-retirement benefits as a critical accounting estimate. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2013 Annual Report on Form 10-K. A brief description of our current policies involving significant judgment follows:

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

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first three months of 2014, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.

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

At March 31, 2014, derivative assets and liabilities were $5.6 million and $831,000, respectively. Further information about our use of derivatives is provided in Note 5, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Operating Results

Executive Overview

Earnings for the first quarter of 2014 were $947,000, or $0.04 per diluted share, compared to $4.6 million, or $0.17 per diluted share, for the first quarter in 2013.

The Company’s results were significantly impacted by the merger with Legacy United which was completed on April 30, 2014. The Company incurred $1.8 million in merger related expenses during the quarter and we expect to continue to incur additional merger related charges through the end of this year. The Company was also impacted by the shift in the mortgage market due to the change in interest rates in the second half of 2013 which resulted in a more difficult secondary mortgage market when originating new loans in a fiercely competitive local market with low interest rates for new mortgage loans. As a result, the Company recorded $1.6 million less in gains from the sale of loans in the secondary market. Additionally, the Company experienced a $1.6 million increase in salaries and employee benefits quarter over quarter as a result of restructuring the executive management team, onboarding of new revenue producing commission-based mortgage loan officers as well as increased commissions on mortgage originations and increased healthcare costs related to the Company’s self-insurance program. The Company’s results were also attributable to balance sheet growth, a decline in the net interest margin as well as continued solid asset quality.

The Company’s tax-equivalent net interest margin for the three months ended March 31, 2014 was 3.17%, a decrease of 31 basis points over the prior year quarter of 3.48%. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment. This was partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations. Additionally, downward pressure was felt in the net-interest margin as a result of strategic decisions by management to better position the balance sheet for rising interest rates which resulted in a focus on adjustable and variable rate asset originations reducing the average duration of assets. Complementing this strategy is a loan level hedging program that the Company implemented in the second quarter of 2013 that converts fixed rate assets to floating rate, which typically have a lower yield at inception. Over the last several quarters the Company’s secondary market strategy of opportunistically selling long duration fixed rate residential originations and more modestly, the increasing prevalence of adjustable rate mortgage originations due to higher rate offerings on longer duration fixed rate mortgages has had a significant impact on the residential portfolio’s contribution to net interest margin. To offset these decreases, the Company grew the average balances of interest-earning assets and managed its cost of funds downward, particularly in borrowings and time deposits. The sustained period of low interest rates has impacted the net interest margin as interest-earning assets continue to originate or reprice downward while the cost of interest-bearing deposits has for all practical purposes reached a floor. The Company has the ability to originate relatively longer duration assets to obtain higher earnings yields while opportunistically choosing wholesale funding options that take advantage of the steepness in the yield curve in order to better contribute to net interest income growth based on our risk tolerance. Nevertheless, the net interest margin may continue to be adversely impacted if the low interest rate environment persists and if asset originations are primarily adjustable and variable rate.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout Connecticut and the region. The allowance for loan losses to total loans ratio was 1.11% and 1.12%, the allowance for loan losses to non-performing loans ratio was 162.72% and 140.50%, and the ratio of non-performing loans to total loans was 0.68% and 0.80% at March 31, 2014 and December 31, 2013, respectively. A provision for loan losses of $450,000 was recorded for the current quarter compared to $391,000 for the quarter ended March 31, 2013.

Selected Financial Data

	At or For the Three
	Months Ended
	March 31,
(Dollars in thousands, except share data)	2014	2013
Share Data:
Basic net income per common share	$0.04	$0.17
Diluted net income per common share	0.04	0.17
Dividends declared per share	0.10	0.10
Operating Data:
Total operating revenue	$20,117	$21,391
Total operating expense	18,257	14,670
Key Ratios (annualized):
Return on average assets	0.16%	0.89%
Return on average equity	1.26%	5.68%
Tax-equivalent net interest margin	3.17%	3.48%
Non-interest expense to average assets	3.16%	2.87%
Cost of interest-bearing deposits	0.58%	0.61%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$10,200	$12,514
Troubled debt restructures—non-accruing	1,784	3,312

Total non-performing loans	11,984	15,826
Other real estate owned	2,657	2,587

Total non-performing assets	$14,641	$18,413

Non-performing loans to total loans	0.68%	1.01%
Non-performing assets to total assets	0.62%	0.89%
Allowance for loan losses to non-performing loans	162.72%	117.13%
Allowance for loan losses to total loans	1.11%	1.18%
Non GAAP Ratio:
Efficiency ratio(1)	90.76%	68.58%

(1)	The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income before provision for loan losses and non-interest income.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

The table below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2014 and 2013. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014			2013
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$650,047	$5,887	3.62%	$676,276	$6,642	3.93%
Commercial real estate loans	784,803	8,487	4.39	696,477	8,251	4.80
Construction loans	47,079	419	3.61	48,182	416	3.50
Commercial loans	250,503	2,030	3.29	172,722	1,813	4.26
Installment and collateral loans	2,171	21	3.92	2,803	33	4.71
Securities	422,928	3,118	2.95	290,844	2,095	2.88
Federal Home Loan Bank stock	15,053	57	1.54	15,740	15	0.39
Other earning assets	17,807	11	0.25	34,666	21	0.24

Total interest-earning assets	2,190,391	20,030	3.69	1,937,710	19,286	4.01

Allowance for loan losses	(19,255)			(18,735)
Non-interest-earning assets	143,107			122,829

Total assets	$2,314,243			$2,041,804

Interest-bearing liabilities:
NOW and money market accounts	$688,268	552	0.33	$546,934	374	0.28
Saving deposits (1)	223,369	35	0.06	220,479	34	0.06
Time deposits	585,090	1,571	1.09	536,238	1,576	1.19

Total interest-bearing deposits	1,496,727	2,158	0.58	1,303,651	1,984	0.62
Advances from the Federal Home Loan Bank	192,859	584	1.23	158,428	583	1.49
Other borrowings	45,815	52	0.46	8,945	11	0.50

Total interest-bearing liabilities	1,735,401	2,794	0.65%	1,471,024	2,578	0.71%

Non-interest-bearing liabilities	279,167			250,261

Total liabilities	2,014,568			1,721,285
Stockholders’ equity	299,675			320,519

Total liabilities and stockholders’ equity	$2,314,243			$2,041,804

Net interest-earning assets (3)	$454,990			$466,686

Tax-equivalent net interest income		17,236			16,708
Tax-equivalent net interest rate spread (2)			3.04%			3.30%
Tax-equivalent net interest margin (4)			3.17%			3.48%
Average interest-earning assets to average interest-bearing liabilities			126.22%			131.73%
Less tax-equivalent adjustment		328			201

		$16,908			$16,507

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest- bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

Rate\Volume Analysis

	Three Months Ended
	March 31, 2014 Compared to
	March 31, 2013
	Increase (Decrease)
	Due to
(In thousands)	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$1,426	$(1,737)	$(311)
Securities	975	48	1,023
Other earning assets(1)	(7)	39	32

Total earning assets	2,394	(1,650)	744

Interest expense:
NOW and money market accounts	107	71	178
Savings accounts	—	1	1
Time deposits	137	(142)	(5)

Total interest-bearing deposits	244	(70)	174
FHLBB advances	5	(4)	1
Other borrowings	42	(1)	41

Total interest-bearing liabilities	291	(75)	216

Change in tax-equivalent net interest income	$2,103	$(1,575)	$528

(1)	Includes FHLBB stock

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2014 and 2013.

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in the tables, tax-equivalent net interest income increased $528,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The yield on average earning assets declined 32 basis points for the three months ended March 31, 2014 and the cost of interest-bearing liabilities declined 6 basis points compared to the same period in the prior year. Partially offsetting the negative impact of the decline in the tax-equivalent interest rate spread was an increase of $252.7 million of average earning assets for the three months ended March 31, 2014 compared to March 31, 2013. Average earning assets increased primarily in the loan and securities portfolios by $138.1 million and $132.1 million, respectively as the Company sought to grow average earning assets to offset the decline in yields in the loan portfolio.

Since net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets, the Company manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies.

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

Management recorded a provision of $450,000 for the three months ended March 31, 2014 compared to $391,000 for the same period of 2013. The primary factors that influenced management’s decision to record these provision expenses were due to the ongoing assessment of estimated exposure on impaired loans, the increase in net loans outstanding of $42.9 million during the period. Impaired loans totaled $24.4 million at March 31, 2014 compared to $22.1 million at December 31, 2013, an increase of $2.3 million, or 10.3% due to an increase in accruing troubled debt restructured (“TDR”) loans. At March 31, 2014, the allowance for loan losses totaled $19.5 million, which represented 1.11% of total loans and 162.72% of non-performing loans compared to an allowance for loan losses of $19.2 million, which represented 1.12% of total loans and 140.50% of non-performing loans as of December 31, 2013. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income:

For the three months ended March 31, 2014 and 2013, non-interest income represented 16.0% and 22.8% of total net revenues, respectively. The following is a summary of non-interest income by major category for the three months ended March 31, 2014 and 2013:

Non-Interest Income

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Service charges and fees	$2,126	$1,549	$577	37.2%
Net gain from sales of securities	268	227	41	18.1
Net gain from sales of loans	456	2,060	(1,604)	(77.9)
BOLI income	522	510	12	2.4
Other income (loss)	(163)	538	(701)	130.3

Total non-interest income	$3,209	$4,884	$(1,675)	(34.3)

Service Charges and Fees: Service charges and fees were $2.1 million for the three months ended March 31, 2014, an increase of $577,000 from the comparable 2013 period. The increases were due primarily (a) to increases in loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, (b) increases in fee income produced by the Company’s investment subsidiary, United Financial Services Inc., previously known as Rockville Financial Services, Inc., (c) check printing fees and (d) fees derived from the Company’s loan level hedge program that was implemented in the second quarter of 2013 that is offered to certain commercial banking customers to facilitate their respective risk management strategies. These increases were partially offset by reductions in loan origination fee income, previously provided by United Bank Mortgage, Inc.

Net Gain From Sales of Securities: For the three months ended March 31, 2014, the Company recorded $268,000 in net gains on security sales compared to $227,000 in the same period in the prior year period. Periodically, the Company evaluates the portfolio for prepayment risk and will act to reduce this exposure. To date, sales in 2014 and 2013 reflect execution of this strategy.

Net Gain From Sales of Loans: Net gain from sales of loans was $456,000 and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of $1.6 million. This decrease was driven primarily by the change in the interest rate environment in the second half of 2013 and resulted in a tighter spread on sales in the secondary market and slowed secondary market sale activity after a prolonged period of historically low interest rates. Overall, decreased consumer activity in mortgage refinances translated to decreased activity in the secondary market for the three months ended March 31, 2014 and resulted in significantly smaller gains on sales than was experienced for the three months ended March 31, 2013. The Company sold residential mortgage loans totaling $18.0 million in the first quarter of 2014 compared to $63.0 million in the first quarter of 2013.

BOLI Income: For the three months ended March 31, 2014 and 2013, the Company recorded BOLI income of $522,000 and $510,000, respectively, an increase of $12,000 from the comparable 2013 period. The increase was primarily due to the additional purchase of $4.0 million in May 2013. The increase was partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.

Other Income (Loss): The Company recorded a decrease in other income of $701,000 for the three months ended March 31, 2014 as compared to the same prior year period. The decrease is due to the impact of the change in the fair value recognized in net income for mortgage servicing rights, the losses realized on the change in value of rate lock and forward loan sale commitments and loan level swaps.

Non-interest Expense:

For the three months ended March 31, 2014 and 2013, the annualized non-interest expense represented 3.16% and 2.88% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2014 and 2013:

Non-Interest Expense

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$10,242	$8,674	$1,568	18.1%
Service bureau fees	1,091	815	276	33.9
Occupancy and equipment	1,698	1,436	262	18.2
Professional fees	428	723	(295)	(40.8)
Marketing and promotions	229	70	159	227.1
FDIC insurance assessments	318	294	24	8.2
Other real estate owned	308	246	62	25.2
Merger related expense	1,829	—	1,829	—
Other	2,114	2,412	(298)	(12.4)

Total non-interest expense	$18,257	$14,670	$3,587	24.5%

Salaries and Employee Benefits: Salaries and employee benefits was $10.2 million for the three months ended March 31, 2014, an increase of $1.6 million from the comparable 2013 period.

The increase in salaries and benefits was primarily due to the increase of the number of full-time equivalent employees as compared to the prior period to support the Company’s growth plan. The new hires were part of the restructured management team and the addition of new revenue producing commission-based mortgage loan officers. The Company experienced increased incentives on mortgage originations, product sales and increased health care costs related to the Company’s self-insurance plan. These increases were partially offset by decreases in pension costs due to the change in the discount rate used in the calculation of the pension liability and 401(k) expenses. In January 2014 the Company merged its Employee Stock Ownership Plan (“ESOP”) with its 40l(k) Plan which allows the Company to make contributions to the 401(k) Plan with ESOP shares in lieu of making cash employer contributions. The Company anticipates saving approximately $1.2 million in 2014 due to the merging of these two plans.

Service Bureau Fees: Service bureau fees increased $276,000 for the three months ended March 31, 2014 compared to the 2013 period. The increase is primarily attributable to increases in ATM servicing fees, Wide Area Network fees and other service bureau fees.

Occupancy and Equipment: Occupancy and equipment was $1.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $262,000. The increases were due primarily to additional rent, real estate taxes, and maintenance contracts related to newly leased properties and depreciation expense associated with leasehold improvements, and computer hardware and software.

Professional Fees: Professional fees were $428,000 and $723,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $295,000. The decrease in professional fees was primarily in legal and consulting expenses as the Company’s projects that focused on potential growth opportunities and evaluation of the infrastructure and risk management needs were scaled back.

Marketing and Promotions: Marketing and promotion expense increased $159,000 for the three months ended March 31, 2014 compared to the first three months of 2013. The increase is attributable to the development of a new Company website design.

Merger Related Expense: Expenses related to the merger of the Company with Legacy United consummated on April 30, 2014 totaled $1.8 million for the quarter ended March 31, 2014. The Company expects that conversion and merger related charges resulting from the United merger will continue throughout 2014.

Other Expenses: Other expense was $2.1 million for the three months ended March 31, 2014, a decrease of $298,000 from the comparable 2013 period.

The decrease for the three months ended March 31, 2014 is primarily due to decreases in expenses for director equity awards, telephone expense, the provision for off-balance sheet commitments due to a reduction in unused commitments, other public company expenses and other miscellaneous expenses. These decreases were partially offset by increases in computer software and increases for mortgage appraisals and credit reports due to timing.

Income Tax Provision: The provision for income taxes was $463,000 and $1.8 million the three months ended March 31, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for the three months ended March 31, 2014 was 32.8% as compared to 28.1% for the same period in 2013. The increase in the estimated annualized effective tax rate was primarily due to the estimated annualized non-deductible expenses associated with the merger of the Company and Legacy United in 2014.

Financial Condition, Liquidity and Capital Resources

Summary:

The Company had total assets of $2.37 billion at March 31, 2014 and $2.30 billion at December 31, 2013, an increase of $70.9 million, or 3.1%, primarily due to the increase in net loans and available for sale securities, principally asset-backed and corporate debt securities and loans. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston to fund the growth in securities and loans.

Total loans, net of $1.74 billion, with allowance for loan and lease losses of $19.5 million at March 31, 2014, increased $42.9 million when compared to total loans, net of $1.70 billion, with allowance for loan losses of $19.2 million at December 31, 2013. Total deposits of $1.81 billion at March 31, 2014 increased $73.2 million when compared to total deposits of $1.74 billion at December 31, 2013. Non-interest-bearing deposits increased $8.5 million, or 3.2%, resulting from an increase in commercial demand deposit balances totaling $9.0 million. Interest-bearing deposits increased $64.8 million, or 4.4%, during the period due to the growth in the Company’s newest branch in Hamden, CT. The Bank’s net loan-to-deposit ratio was 96.2% at March 31, 2014, compared to 97.8% at December 31, 2013.

At March 31, 2014, total equity of $300.4 million increased $1.0 million when compared to total equity of $299.4 million at December 31, 2013. Changes in equity for the period-ended March 31, 2014 consisted primarily of increases in additional paid-in capital, reduction of unearned ESOP compensation and a reduction of accumulated other comprehensive loss offset by a reduction in retained earnings. At March 31, 2014, the tangible common equity ratio was 12.5% compared to 12.8% at December 31, 2013. See Note 11, “Regulatory Matters” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	March 31, 2014		December 31, 2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,798	$6,177	$6,801	$6,031
Government-sponsored residential mortgage-backed securities	93,532	93,150	96,708	95,662
Government-sponsored residential collateralized debt obligations	91,272	90,053	69,568	67,751
Government-sponsored commercial mortgage-backed securities	13,772	13,073	13,841	12,898
Government-sponsored commercial collateralized debt obligations	5,042	4,789	5,043	4,706
Asset-backed securities	116,407	116,033	107,699	106,536
Corporate debt securities	42,220	41,265	43,586	42,486
Obligations of states and political subdivisions	67,061	64,702	67,142	62,505

Total debt securities	436,104	429,242	410,388	398,575

Marketable equity securities, by sector:
Banks	9,799	9,817	3,068	3,047
Industrial	109	200	109	211
Mutual funds	2,800	2,857	2,793	2,844
Oil and gas	131	216	131	226

Total marketable equity securities	12,839	13,090	6,101	6,328

Total available for sale securities	$448,943	$442,332	$416,489	$404,903

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$11,210	$11,671	$10,087	$10,153
Government-sponsored residential mortgage-backed securities	3,539	3,895	3,743	4,107

	$14,749	$15,566	$13,830	$14,260

The available for sale securities portfolio increased by $37.4 million to $442.3 million, while the held to maturity portfolio increased by $919,000 to $14.7 million at March 31, 2014.

The Company’s underlying investment strategy has been to incrementally shorten the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. The Company’s strategy included the addition of shorter duration floating rate asset-backed securities and collateralized mortgage obligations and corporate bonds, of which purchases totaled $5.4 million and $6.0 million for the three months ended March 31, 2014, respectively. The Company’s investment focus for asset-backed securities during the quarter was to make purchases in seasoned structures of securities supported by government guaranteed loan collateral in the payment phase, with large collateral pools and low levels of loss sensitivity in stressed economic cycles. The asset-backed securities consisted of cash flowing securities supported by government guaranteed student loan obligations originated through the Federal Family Education Loan Program (“FFELP”). In addition, the effective duration and weighted-average life of the FFELP portfolio is 0.25 years and 6.46 years, respectively. The Company limits purchases in the government guaranteed asset-backed securities, municipal bonds and non-guaranteed corporate bonds to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

During the three months ended March 31, 2014, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $271.7 million in securities that are in an unrealized loss position at March 31, 2014. Approximately $158.3 million of this total had been in an unrealized loss position for less than twelve months while the remainder, $113.4 million had been in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 4, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 5, “Derivatives and Hedging Activities”, in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Lending Activities:

The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of March 31, 2014 and December 31, 2013.

Loan Portfolio Analysis

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$657,951	37.5%	$634,447	37.0%
Commercial	806,834	45.9	776,913	45.3
Construction	40,760	2.3	52,243	3.1

Total real estate loans	1,505,545	85.7	1,463,603	85.4
Commercial business loans	248,986	14.2	247,932	14.5
Installment and collateral loans	2,080	0.1	2,257	0.1

Total loans	1,756,611	100.0%	1,713,792	100.0%

Net deferred loan costs and premiums	2,841		2,403
Allowance for loan losses	(19,500)		(19,183)

Loans—net	$1,739,952		$1,697,012

As shown above, gross loans were $1.76 billion, up $42.8 million, or 2.5%, at March 31, 2014 from year-end 2013. The Company experienced increases in commercial real estate loans, residential real estate loans, and commercial business loans offset by decreases in construction real estate loans, and installment and collateral loans.

Commercial real estate loans represent the largest segment of our loan portfolio at 45.9% of total loans and increased $29.9 million to $806.8 million from December 31, 2013. The Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2014, comprising 37.5% of total loans. The increase of $23.5 million from December 31, 2013 was primarily due to the sale of newly originated and existing residential mortgage loans and the net impact of prepayments. The Company had originations of both adjustable and fixed rate mortgages of $58.1 million during the first quarter of the year, with approximately $48.0 million originated for portfolio. The Company opportunistically sells a majority of originated fixed rate residential real estate loans with terms of 15 to 30 years. The strong mortgage origination activity resulted from competitive pricing and increased emphasis by the Company on the expansion of the residential mortgage business program.

Construction real estate loans totaled $40.8 million at March 31, 2014, a decrease of $11.5 million from December 31, 2013. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $4.5 million at March 31, 2014 compared to $6.2 million at December 31, 2013.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $36.3 million at March 31, 2014, $19.8 million of which is residential use and $16.4 million commercial use, compared to total commercial real estate construction loans of $46.0 million at December 31, 2013, $22.3 million of which is residential use and $23.7 million is commercial use.

Commercial business loans increased to $249.0 million and included production from the Shared National Credit program. A newly formed business line within Commercial Banking “Corporate Loan Strategies” engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank; diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.

The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.

The Company occasionally originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At March 31, 2014, there were no loans with an interest reserve funded by the Bank.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At March 31, 2014 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

Asset Quality

United’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses (“ALL”). See Note 6, “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At March 31, 2014	At December 31, 2013
Non-performing loans as a percentage of total loans	0.68%	0.80%
Non-performing assets as a percentage of total assets	0.62%	0.59%
Net charge-offs as a percentage of average loans (1)	0.03%	0.08%
Allowance for loan losses as a percentage of total loans	1.11%	1.12%
Allowance for loan losses to non-performing loans	162.72%	140.50%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2014 and December 31, 2013, no loans greater than 90 days past due were accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$8,373	57.19%	$8,481	55.86%
Commercial	—	0.00	656	4.32
Construction	673	4.60	1,518	10.00
Commercial business loans	1,148	7.84	1,259	8.29
Installment and collateral loans	6	0.04	3	0.02

Total non-accrual loans, excluding troubled debt restructured loans	10,200	69.67	11,917	78.49
Troubled debt restructurings—non-accruing	1,784	12.18	1,737	11.45

Total non-performing loans	11,984	81.85	13,654	89.94
Other real estate owned	2,657	18.15	1,529	10.06

Total non-performing assets	$14,641	100.00%	$15,183	100.00%

As displayed in the table above, non-performing assets at March 31, 2014 decreased to $14.6 million compared to $15.2 million at December 31, 2013. The decrease is primarily due to decreases in non-accrual loans, partially offset by increases in other real estate owned.

The decrease in non-accruing residential loans of $108,000 was due to first quarter net charge offs of $176,000 and the transfer of two loans to other real estate owned which was partially offset by the addition of three non-accruing residential real estate loans. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 97 loans in the residential real estate non-performing category, including troubled debt restructured loans (“TDR”), totaling $1.8 million, representing 0.3% of the total residential real estate portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

The $656,000 decrease in non-accruing commercial real estate loans is primarily due to the transfer of the remaining two loans into other real estate owned. The $845,000 decrease in non-accruing construction loans is due to principal payment reductions on non-accrual construction loans. The $111,000 decrease in non-accruing commercial business loans is primarily due to principal reductions of $104,000 on a single loan. The $1.1 million net increase in other real estate owned is primarily due to the addition of four properties valued at $1.5 million which was partially offset by the sale of two properties resulting in a net increase in the fair value of the remaining properties.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in accruing TDRs is primarily attributable to the addition of three larger construction relationships which comprised the majority of the $4 million increase in the first three months of 2014.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

	At March 31,	At December 31,
(In thousands)	2014	2013
Recorded investment in TDRs:
Accrual status	$12,436	$8,478
Non-accrual status	1,784	1,737

Total recorded investment	$14,220	$10,215

Accruing TDRs performing under modified terms more than one year	$1,246	$1,302
TDR allocated reserves included in the balance of allowance for loan losses	$—	$—
Additional funds committed to borrowers in TDR status	$—	$—

Troubled Debt Restructuring Activity

	Three Months Ended March 31,
(In thousands)	2014	2013
TDRs, beginning of period	$10,215	$3,760
New TDR status	4,261	3,108
Paydowns/draws on existing TDRs, net	(257)	(50)
Charge-offs post modification	—	(2)

TDRs, end of period	$14,219	$6,816

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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2014, actual results may prove different and the differences could be significant.

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

The Company had a loan loss allowance of $19.5 million, or 1.11%, of total loans at March 31, 2014 as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2014 increased $118,000 to $365,000 compared to December 31, 2013. See Note 6, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2014 and 2013.

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2014, the reserve for unfunded credit commitments was $655,000 compared to a reserve for unfunded credit commitments of $524,000 at March 31, 2013.

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

The following table presents deposits by category as of the dates indicated:

Deposits

(In thousands)	March 31, 2014	December 31, 2013
Demand deposits	$275,068	$244,996
NOW accounts	154,185	175,363
Regular savings and club accounts	226,278	219,635
Money market and investment savings	545,098	524,638

Total core deposits	1,200,629	1,164,632
Time deposits	607,824	570,573

Total deposits	$1,808,453	$1,735,205

Deposits totaled $1.81 billion at March 31, 2014, up $73.2 million from the balance at December 31, 2013. Core deposits increased $36.0 million, or 3.1%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $77.9 million and $88.7 million at March 31, 2014 and December 31, 2013, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market deposits totaled $1.73 billion at March 31, 2014. United Bank is a member of the Certificate Deposit Account Registry Service network.

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

United Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings which are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.

Total Federal Home Loan Bank of Boston advances increased $10.0 million to $202.0 million at March 31, 2014 compared to $192.0 million at December 31, 2013. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loans portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At March 31, 2014, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.19% to 4.39%. The average cost of FHLBB advances was 1.23% for the quarter ended March 31, 2014. FHLBB borrowings represented 8.5% and 8.3% of assets at March 31, 2014 and December 31, 2013, respectively.

In addition, advances outstanding under reverse purchase agreements totaled $43.5 million as of March 31, 2014. The outstanding advances consisted of three individual borrowings with remaining terms of five months or less and a weighted-average cost of 0.41%.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2014, $32.6 million of the Company’s assets were invested in cash and cash equivalents compared to $45.2 million at December 31, 2013. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2014, the Company had $202.0 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $106.9 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has a relationship with a brokered sweep deposit provider by which the Bank could borrow an additional $50.5 million through this relationship. Internal policies limit wholesale borrowings to 30% of total assets, or $711.3 million, at March 31, 2014. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $97.5 million at March 31, 2014. No federal funds purchased were outstanding at March 31, 2014. At March 31, 2014, the Company had outstanding commitments to originate loans of $66.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $342.4 million. At March 31, 2014, time deposits scheduled to mature in less than one year totaled $316.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The main source of liquidity at the parent company level is dividends from United Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Bank’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2014, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 11, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling longer-term 1-4 family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio and (iv) a forward starting hedge strategy for future dated wholesale funding and (v) a loan level hedging program. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Asset/Liability Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 - 24 Months
300 basis point increase in rates	5.82%	4.13%
50 basis point decrease in rates	2.45	4.23

United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2014, income at risk over the next twelve months (i.e., the change in net interest income) decreased 5.82% and decreased 2.45% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The Company is not involved in any legal proceedings deemed to be material as of March 31, 2014 which have arisen in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended March 31, 2014.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - 31, 2014	—	$—	—	1,573,135
February 1 - 28, 2014	—	—	—	1,573,135
March 1 - 31, 2014	—	—	—	1,573,135

Total	—	$—	—	1,573,135

(1)	Includes dealer commission expense to purchase the securities

The Company has no intention to terminate this plan or cease any potential future purchases. As of March 31, 2014, there were 1,573,135 maximum shares that may yet be purchased under this publicly announced plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.1 to the Registration Statement filed on the Form S-1 for Rockville Financial New, Inc. on September 16, 2010)

2.2	Agreement and Plan of Merger by and between Rockville Financial, Inc. and United Financial Bancorp, Inc. (incorporated herein by reference to Exhibit 99.1 to the Current Report on the Company’s Form 8-K filed on November 15, 2013)

3.1	Certificate of Incorporation of United Financial Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 01, 2014)

3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 01, 2014)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to the Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 01, 2014)

10.2	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.2.1	Supplemental Executive Retirement Agreement of Rockville Bank for John T. Lund effective December 6, 2010 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.2.3	Change-in-Control and Restricted Covenant Agreement by and among Rockville Financial, Inc., Rockville Bank and John T. Lund, effective January 2, 2009 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Rockville Financial, Inc.’s Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 (File No. 000-51239))

10.4	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Richard J. Trachimowicz, effective January 9, 2012 (incorporated herein by reference to Exhibit 10.4 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.4.2	Supplemental Executive Retirement Agreement of Rockville Bank for Richard J. Trachimowicz effective December 6, 2010 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.5	Supplemental Savings and Retirement Plan of Rockville Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.6	Rockville Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.7	Rockville Bank Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1 filed for Rockville Financial New, Inc. on September 16, 2010)

10.7.1	First Amendment to the Supplemental Executive Retirement Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.8	Executive Split Dollar Life Insurance Agreement for Joseph F. Jeamel, Jr. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1 filed for Rockville Financial, Inc. filed on December 17, 2004 (File No. 333-121421))

10.9	Rockville Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. filed on December 18, 2007)

10.10	Rockville Financial, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on July 3, 2006 (File No. 000-51239))

10.11.1	Employment Agreement as amended by and among Rockville Financial, Inc., Rockville Bank and William H.W. Crawford, IV, effective February 24, 2012 (incorporated herein by reference to Exhibit 10.11.1 to the Current Report on the Company’s Form 8-K filed on February 24, 2012)

10.11.2	Supplemental Executive Retirement Agreement of Rockville Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.3	On June 10, 2013, Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an employment agreement with William H. W. Crawford, IV effective January 1, 2014 (incorporated by reference to Exhibit 10.11.3 to the Current Report on the Company’s Form 8-K filed on June 10, 2013)

10.11.4	Employment Agreement with William H.W. Crawford, IV dated November 13, 2013 (incorporated by reference herein to Exhibit 10.11.4 to the Company’s Current Report on Form 8-K filed on November 20, 2013)

10.12	Supplemental Executive Retirement Agreement of Rockville Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1	Employment Agreement as amended and restated by and among Rockville Financial, Inc., Rockville Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14	Rockville Financial, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. filed on April 4, 2012 (File No. 0001193125-12-149948))

10.15	Employment Agreement with J. Jeffrey Sullivan dated November 14, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on November 20, 2013)

10.16	Rockville Financial, Inc. and its subsidiary Rockville Bank entered into an Advisory Agreement with Richard B. Collins dated November 14, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 20, 2013)

10.17	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and Eric R. Newell effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

10.18	Employment Agreement by and among Rockville Financial, Inc., Rockville Bank and David Paulson effective February 19, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

14.	Rockville Financial, Inc., Rockville Bank, Standards of Conduct Policy—Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith

32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

United Financial Bancorp, Inc.

By:	/s/ Eric R. Newell
Eric R. Newell
EVP, Chief Financial Officer and Treasurer

Date: May 9, 2014