Form 10-Q
period 2014-05-29
United Financial Bancorp, Inc.
filed 2014-08-08
CIK 1501364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2014, there were 52,819,537 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements - Unaudited

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Condition

	June 30,	December 31,
(In thousands, except share data) (Unaudited)	2014	2013
ASSETS
Cash and due from banks	$66,269	$20,308
Short-term investments	23,157	24,927

Total cash and cash equivalents	89,426	45,235
Available for sale securities - at fair value	952,033	404,903
Held to maturity securities - at amortized cost	15,761	13,830
Loans held for sale	19,656	422
Loans receivable (net of allowance for loan losses of $21,343 at June 30, 2014 and $19,183 at December 31, 2013)	3,674,936	1,697,012
Federal Home Loan Bank of Boston stock	30,419	15,053
Accrued interest receivable	13,728	5,706
Deferred tax asset, net	22,656	10,697
Premises and equipment, net	52,149	24,690
Goodwill and other intangible assets	129,796	5,173
Derivative assets	4,533	7,851
Cash surrender value of bank-owned life insurance	120,851	64,470
Other real estate owned	3,213	1,529
Other assets	30,321	5,044

	$5,159,478	$2,301,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$649,929	$266,609
Interest-bearing	3,328,234	1,468,596

Total deposits	3,978,163	1,735,205

Mortgagors’ and investors’ escrow accounts	11,983	6,342
Federal Home Loan Bank advances and other borrowings	483,466	240,228
Accrued expenses and other liabilities	33,223	20,458

Total liabilities	4,506,835	2,002,233

Commitments and contingencies (note 14)

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 52,809,600 and 29,456,290 shares issued and 52,809,600 and 25,968,404 outstanding at June 30, 2014 and December 31, 2013, respectively)	560,516	243,776
Additional paid-in capital	15,331	15,808
Unearned compensation - ESOP	(6,651)	(7,151)
Retained earnings	83,604	96,078
Accumulated other comprehensive loss, net of tax	(157)	(4,766)
Treasury stock, at cost (3,487,886 shares at December 31, 2013)	—	(44,363)

Total stockholders’ equity	652,643	299,382

	$5,159,478	$2,301,615

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share data) (Unaudited)	2014	2013	2014	2013
Interest and dividend income:
Loans	$35,237	$16,801	$52,081	$33,956
Securities - taxable interest	3,981	1,640	5,884	2,864
Securities - non-taxable interest	1,053	650	1,824	1,300
Securities - dividends	468	72	641	107
Interest-bearing deposits	28	21	39	42

Total interest and dividend income	40,767	19,184	60,469	38,269

Interest expense:
Deposits	3,146	1,878	5,304	3,862
Borrowed funds	742	605	1,378	1,199

Total interest expense	3,888	2,483	6,682	5,061

Net interest income	36,879	16,701	53,787	33,208
Provision for loan losses	2,080	403	2,530	794

Net interest income after provision for loan losses	34,799	16,298	51,257	32,414

Non-interest income:
Service charges and fees	3,892	2,005	6,018	3,554
Net gain from sales of securities	589	329	857	556
Net gain from sales of loans	1,284	1,001	1,740	3,061
Bank-owned life insurance	750	524	1,272	1,034
Other (loss) income	(196)	249	(359)	787

Total non-interest income	6,319	4,108	9,528	8,992

Non-interest expense:
Salaries and employee benefits	14,541	9,112	24,783	17,786
Service bureau fees	1,768	921	2,859	1,736
Occupancy and equipment	2,610	2,210	4,308	3,646
Professional fees	856	617	1,284	1,340
Marketing and promotions	280	98	509	168
FDIC insurance assessments	632	330	950	624
Other real estate owned	125	214	433	460
Core deposit intangible amortization	321	—	321	—
Merger related expense	20,945	—	22,774	—
Other	4,099	2,356	6,213	4,768

Total non-interest expense	46,177	15,858	64,434	30,528

(Loss) income before income taxes	(5,059)	4,548	(3,649)	10,878

Provision for income taxes	512	1,249	975	3,028

Net (loss) income	$(5,571)	$3,299	$(4,624)	$7,850

Net (loss) income per share:
Basic	$(0.13)	$0.13	$(0.14)	$0.29
Diluted	$(0.13)	$0.12	$(0.14)	$0.29

Weighted-average shares outstanding:
Basic	43,178,460	26,326,788	34,191,095	26,774,721
Diluted	43,178,460	26,677,589	34,191,095	27,115,459

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands) (Unaudited)	2014	2013	2014	2013
Net (loss) income	$(5,571)	$3,299	$(4,624)	$7,850

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	7,637	(10,504)	12,880	(12,400)
Reclassification adjustment for gains realized in net income(1)	(589)	(329)	(857)	(556)

Net unrealized gains (losses)	7,048	(10,833)	12,023	(12,956)
Tax effect - (expense) benefit	(2,472)	3,792	(4,214)	4,535

Net-of-tax amount - securities available for sale	4,576	(7,041)	7,809	(8,421)

Interest rate swaps designated as cash flow hedges:
Unrealized (losses) gains	(2,366)	5,004	(4,887)	5,842
Tax effect - benefit (expense)	802	(1,753)	1,685	(2,046)

Net-of-tax amount - interest rate swaps	(1,564)	3,251	(3,202)	3,796

Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	—	196	—	392
Tax effect - expense	—	(68)	—	(137)

Net-of-tax amount - pension plans	—	128	—	255

Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	3	6	8	13
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	—	2	—	4
Prior service cost arising during the period	—	106	—	106
(Losses) gains arising during the period	(2)	16	(5)	32

Change in gains or losses and prior service costs	1	130	3	155
Tax effect - expense	(1)	(46)	(1)	(54)

Net-of-tax amount - post-retirement plans	—	84	2	101

Net-of-tax amount - pension and post-retirement plans	—	212	2	356

Total other comprehensive income (loss)	3,012	(3,578)	4,609	(4,269)

Comprehensive (loss) income	$(2,559)	$(279)	$(15)	$3,581

Notes: (In thousands)

(1)	Amounts are included in net gain from sales of securities in the unaudited Consolidated Statements of Operations in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended June 30, 2014 and 2013 was $206 and $115, and $300 and $195 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Operations in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $68 and $137.
(3)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Operations in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2014 was $1 and $3, respectively. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $2 and $4, respectively.
(4)	Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Operations in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2013 was $1 for each period.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional	Unearned		Other			Total
(In thousands , except share data) (Unaudited)	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	- ESOP	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive loss	—	—	—	—	(4,624)	4,609	—	—	(15)
Issuance of common stock for acquisition of United Financial Bancorp , Inc.	26,706,401	358,069	—	—	—	—	—	—	358,069
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(89,195)	(1,131)	—	—	—	—	—	—	(1,131)
Share-based compensation expense	—	—	3,334	—	—	—	—	—	3,334
ESOP shares released or committed to be released	—	—	373	500	—	—	—	—	873
Shares issued for stock options exercised	180,973	2,598	(1,751)	—	—	—	—	—	847
Shares issued for restricted stock grants	128,233	1,752	(1,752)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(96,832)	(322)	(986)	—	—	—	—	—	(1,308)
Reissuance of common shares in connection with stock options exercised	—	—	(55)	—	—	—	(11,616)	137	82
Tax benefit from stock-based awards	—	—	360	—	—	—	—	—	360
Dividends paid ($0.20 per common share)	—	—	—	—	(7,850)	—	—	—	(7,850)

Balance at June 30, 2014	52,809,600	$560,516	$15,331	$(6,651)	$83,604	$(157)	—	$—	$652,643

Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	7,850	(4,269)	—	—	3,581
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	1,652	—	—	—	—	—	1,652
ESOP shares released or committed to be released	—	—	263	575	—	—	—	—	838
Cancellation of shares for tax withholding	(2,038)	—	(26)	—	—	—	—	—	(26)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	633	(9)
Reissuance of treasury shares in connection with stock options exercised	—	—	(61)	—	—	—	(24,266)	285	224
Treasury stock purchased	—	—	—	—	—	—	1,902,482	(24,807)	(24,807)
Forfeited unvested restricted stock	(4,666)	—	—	—	—	—	—	—	—
Dividends paid ($0.20 per common share)	—	—	—	—	(5,574)	—	—	—	(5,574)

Balance at June 30, 2013	29,480,659	$243,776	$14,613	$(7,731)	$94,580	$(8,316)	3,154,848	$(39,930)	$296,992

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months
	Ended June 30,
(In thousands) (Unaudited)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(4,624)	$7,850
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	911	290
Accretion of intangible assets and purchase accounting marks	(4,620)	—
Share-based compensation expense	3,334	1,652
ESOP expense	873	838
Loss on extinguishment of debt	288	—
Tax benefit from stock-based awards	360	—
Provision for loan losses	2,530	794
Net gain from sales of securities	(857)	(556)
Loans originated for sale	(60,989)	(99,233)
Proceeds from sales of loans held for sale	43,497	113,968
Decrease in mortgage servicing asset	312	—
(Gain) loss on sales of other real estate owned	(171)	69
Net gain from sales of loans	(1,740)	(3,061)
Write-downs of other real estate owned	134	146
Depreciation and amortization	1,458	1,370
Deferred income tax expense (benefit)	5,804	(601)
Increase in cash surrender value of bank-owned life insurance	(1,272)	(1,034)
Net change in:
Deferred loan fees and premiums	(761)	(939)
Accrued interest receivable	(1,753)	(1,170)
Other assets	(10,136)	(6,489)
Accrued expenses and other liabilities	(3,593)	536

Net cash (used in) provided by operating activities	(31,015)	14,430

Cash flows from investing activities:
Proceeds from sales of available for sale securities	242,077	33,557
Proceeds from calls and maturities of available for sale securities	10,600	—
Principal payments on available for sale securities	22,847	15,199
Principal payments on held to maturity securities	403	1,550
Purchases of available for sale securities	(464,724)	(170,620)
Purchases of held to maturity securities	(2,342)	—
Cash acquired from United Financial Bancorp, Inc.	25,410	—
Redemption of FHLBB stock	1,968	814
Proceeds from sale of other real estate owned	2,428	2,301
Proceeds from portfolio loan sales	—	18,000
Purchases of loans	(4,601)	(6,127)
Loan originations, net of principal repayments	(105,717)	(34,919)
Purchase of bank-owned life insurance	—	(4,000)
Purchases of premises and equipment	(3,504)	(3,570)

Net cash used in investing activities	(275,155)	(147,815)

Cash flows from financing activities:
Net increase in non-interest-bearing deposits	50,120	9,220
Net increase in interest-bearing deposits	250,324	73,241

(Continued)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Concluded

	For the Six Months
	Ended June 30,
(In thousands) (Unaudited)	2014	2013
Net decrease in mortgagors’ and investors’ escrow accounts	3,583	254
Net increase in short-term FHLBB advances	59,888	182,000
Proceeds from long-term FHLBB advances	18,549	—
Repayments of FHLBB borrowings and penalty	(12,466)	(72,035)
Net (decrease) increase in repurchase agreements	(10,277)	18,999
Proceeds from exercise of stock options and stock purchase plan	929	224
Common stock repurchased	(1,131)	(24,807)
Cancellation of shares for tax withholding	(1,308)	(26)
Reissuance of treasury shares	—	(9)
Deposits forfeited on other real estate owned property	—	6
Cash dividend paid on common stock	(7,850)	(5,574)

Net cash provided by financing activities	350,361	181,493

Net change in cash and cash equivalents	44,191	48,108
Cash and cash equivalents, beginning of period	45,235	35,315

Cash and cash equivalents, end of period	$89,426	$83,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,749	$5,032
Income taxes, net	5	6,767
Transfer of loans to other real estate owned	1,691	2,287
Increase (decrease) in due to broker, investment purchases	(5,859)	410

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Nature of Operations. On April 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger.”

The financial statements for prior periods do not reflect the operations of Legacy United.

The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut, the Springfield region of Western Massachusetts, and the Worcester region of Central Massachusetts through 57 banking offices, its commercial loan production offices, its mortgage loan production offices, 78 ATMs, telephone banking, mobile banking and its internet websites (www.rockvillebank.com and www.bankatunited.com).

Basis of Presentation. The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., and UCB Securities, Inc. II.

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements and notes thereto included in Rockville Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Common Share Repurchases. The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.

Reclassifications. Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2014 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, realizability of deferred tax assets, the evaluation of securities for other-than-temporary impairment, the valuation of derivative instruments and hedging activities and goodwill impairment valuations.

Note 2.	Merger

The Company acquired 100% of the outstanding common shares and completed its merger with Legacy United on April 30, 2014. Legacy United was a federally chartered savings bank headquartered in West Springfield, Massachusetts, which operated 35 branch locations, two express drive-up branches, and two loan production offices, primarily in the Springfield and Worcester regions of Massachusetts and in Central Connecticut. The Company entered into the Merger agreement based on its assessment of the anticipated benefits, including enhanced market share and expansion of its banking franchise. The Merger was accounted for as a purchase and, as such, was included in our results of operations from the date of the Merger. The Merger was funded with shares of Rockville common stock and cash. As of the close of trading on April 30, 2014, all of the shareholders of Legacy United received 1.3472 shares of Rockville for each share of Legacy United common stock owned at that date. Total consideration paid at closing was valued at $358.1 million, based on the closing price of $13.16 of Rockville common stock, the value of Legacy United exercisable options and cash paid for fractional shares on April 30, 2014. The following table summarizes the Merger at April 30, 2014.

(Dollars and shares in thousands)
Transaction Related Items
Value of
Legacy
Legacy United			Other		United	Total
Balance at April 30, 2014			Identifiable	Shares	Exercisable	Purchase
Assets	Equity	Goodwill	Intangibles	Issued	Options	Price
$2,442,525	$304,505	$113,866	$10,585	26,706	$6,642	$358,098

The transaction was accounted for using the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Consideration paid and fair values of Legacy United’s assets acquired and liabilities assumed at the date of the merger are summarized in the following table:

(In thousands)
				As Recorded
	Legacy United	Adjustments		at Acquisition
Assets:
Cash and cash equivalents	$25,439	$—		$25,439
Securities	351,836	668	a	352,504
Loans receivable, net	1,877,460	(12,002)	b	1,865,458
Federal Home Loan Bank Stock	17,334	—		17,334
Current and deferred tax asset	21,443	(1,151)	c	20,292
Premises and equipment, net	25,126	292	d	25,418
Goodwill	40,992	(40,992)	e	—
Core deposit intangible	2,945	7,640	f	10,585
Cash surrender value of bank-owned life insurance	55,105	—		55,105
Other assets	24,845	754	g	25,599

Total assets acquired	2,442,525	(44,791)		2,397,734

Liabilities:
Deposits	1,936,553	7,112	h	1,943,665
Mortgagors’ and investors’ escrow accounts
Federal Home Loan Bank and other borrowings	181,653	6,012	i	187,665
Accrued expenses and other liabilities	19,814	2,358	j	22,172

Total liabilities assumed	2,138,020	15,482		2,153,502

Net assets acquired	$304,505	$(60,273)		244,232

Consideration paid				358,098

Goodwill				$113,866

Explanation of adjustments:

a.	Represents the adjustment of the book value of securities to their estimated fair values.

b.	Loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value was determined by segregating the loans based on common risk characteristics, using market participant assumptions in estimating cash flows expected to be collected, adjusting for an estimate of future credit losses and then applying a market-based discount rate to those cash flows.

c.	Represents adjustments for deferred tax effects related to fair value adjustments and asset write-offs.

d.	Represents the adjustment of the book value of acquired branch premises and equipment, which includes capital leases.

e.	Represents the write-off of Legacy United’s goodwill.

f.	Represents the fair value adjustment of the acquired core deposit base (total deposits less time deposits). The core deposit intangible will be amortized over an estimated life of 10 years based on the sum of the years’ digits method of amortization.

g.	Represents the fair value adjustment of investments in partnerships and other real estate owned.

h.	Represents the fair value adjustment of time deposits, which were valued using a discounted cash flow method. For non-brokered time deposits, the Company’s market rate as of the acquisition date was applied. Brokered time deposits were based on the National Average CD rates from bankrate.com.

i.	Represents fair value adjustments for Federal Home Loan Bank of Boston (“FHLBB”) advances and trust preferred subordinated debentures. Fair value of FHLBB advances was determined by calculating the contractual cash flows and discounting such cash flows based on the remaining terms and respective FHLBB regular rate for such borrowings, adjusted for prepayment and unwind costs. The fair value of the trust preferred subordinated debentures was determined using a comparable yield analysis.

j.	Represents fair value adjustments including capital lease obligations and other liabilities.

The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after June 30, 2014, although such adjustments are not expected to be significant.

In connection with the acquisition, the Company recorded goodwill of $113.9 million, a core deposit intangible asset of $10.6 million and income of $4.6 million (before tax) in purchase accounting adjustment amortization during the quarter.

The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual fair value-based impairment test.

The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was approximately $321,000 for the two months ended June 30, 2014. Estimated annual amortization expense of the core deposit intangible asset, absent any impairment charges, for the remainder of this year and beyond, is summarized as follows:

(In thousands)
For the years ending December 31,
2014 (remaining six months)	$962
2015	1,796
2016	1,604
2017	1,411
2018	1,219
2019 and thereafter	3,272

Total	$10,264

The results of Legacy United are included in the results of the Company subsequent to April 30, 2014. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of Legacy United during the periods presented.

The Company’s unaudited pro forma Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013, assuming Legacy United had been acquired as of December 31, 2013 and 2012, respectively, are as follows (in thousands, except share and per share amounts):

	For the Six Months Ended June 30,
	2014	2013
Interest and dividend income	$93,735	$92,241
Interest expense	8,647	8,555

Net interest income	85,088	83,686
Provision for loan losses	3,130	2,636
Non-interest income	12,465	14,805
Non-interest expense	92,509	63,625

Income before income taxes	1,914	32,230
Income taxes	2,880	9,580

Net (loss) income	$(966)	$22,650

Basic (loss) earnings per share	$(0.02)	$0.42
Diluted (loss) earnings per share	$(0.02)	$0.42

Weighted-average shares outstanding	51,896,996	54,238,798

The Company’s pro forma statements of operations for the six-month period ended June 30, 2013 showed earnings per share of $0.42 compared to a loss of ($0.02) per share for the six-month period ended June 30, 2014.

The pro forma loss for the six-month period ended June 30, 2014 was due to the inclusion of merger and conversion costs of $22.8 million that are not included in the pro forma results for the six-month period ended June 30, 2013. The Company recorded certain merger-related costs in connection with legal fees, change in control payments, severance costs, shareholder expenses, and other professional services.

The Company has determined that it is impractical to report the amounts of revenue and earnings of Legacy United since the acquisition date. Due to the integration of their operations with those of the Company, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the Consolidated Statements of Operations.

Note 3.	Recent Accounting Pronouncements

Transfers and Servicing. In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU requires disclosure of information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, as well as increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation – Stock Compensation. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The amendments in this ASU provide explicit guidance for those awards. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Receivables – Troubled Debt Restructurings by Creditors. In January 2014, FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Investments – Equity Method and Joint Ventures. In January 2014, FASB issued ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects which provides guidance on accounting for investments in affordable housing projects that qualify for the low income housing credit. The guidance (a) amends the criteria for when investments in qualified affordable housing projects can be accounted for using a different method other than the equity method or cost and (b) identifies a proportional method as that different method. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2014. There was one transfer to Level 3 from Level 2 of $1.6 million for mortgage servicing rights during the six months ended June 30, 2013.

		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,512	$—	$6,512	$—
Government-sponsored residential mortgage-backed securities	371,949	—	371,949	—
Government-sponsored residential collateralized debt obligations	172,394	—	172,394	—
Government-sponsored commercial mortgage-backed securities	13,323	—	13,323	—
Government-sponsored commercial collateralized debt obligations	4,954	—	4,954	—
Asset-backed securities	190,968	—	57,410	133,558
Corporate debt securities	38,166	—	36,562	1,604
Obligations of states and political subdivisions	132,954	—	132,954	—
Marketable equity securities	20,813	3,314	17,430	69

Total available for sale securities	$952,033	$3,314	$813,488	$135,231

Mortgage loan derivative assets	$605	$—	$605	$—
Mortgage loan derivative liabilities	208	—	208	—
Mortgage servicing rights	4,554	—	—	4,554
Interest rate swap assets	3,928	—	3,928	—
Interest rate swap liabilities	1,549	—	1,549	—
December 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,031	$—	$6,031	$—
Government-sponsored residential mortgage-backed securities	95,662	—	95,662	—
Government-sponsored residential collateralized-debt obligations	67,751	—	67,751	—
Government-sponsored commercial mortgage-backed securities	12,898	—	12,898	—
Government-sponsored commercial collateralized-debt obligations	4,706	—	4,706	—
Asset-backed securities	106,536	—	35,095	71,441
Corporate debt securities	42,486	—	41,016	1,470
Obligations of states and political subdivisions	62,505	—	62,505	—
Marketable equity securities	6,328	3,280	2,996	52

Total available for sale securities	$404,903	$3,280	$328,660	$72,963

Mortgage loan derivative assets	$146	$—	$146	$—
Mortgage loan derivative liabilities	107	—	107	—
Mortgage servicing rights	4,103	—	—	4,103
Interest rate swap assets	7,705	—	7,705	—
Interest rate swap liabilities	428	—	428	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Available for Sale Securities:
Balance at beginning of period	$72,438	$45,255	$72,963	$8,312
Purchases	63,173	10,183	63,173	46,944
Principal payments	(1,052)	—	(2,114)	—
Total unrealized gains (losses) included in other comprehensive income/loss	672	(619)	1,209	(437)

Balance at end of period	$135,231	$54,819	$135,231	$54,819

Mortgage Servicing Rights:
Balance at beginning of period	$4,084	$2,066	$4,103	$—
Transfers to Level 3	—	—	—	1,554
Addition of Legacy United mortgage servicing rights	764	—	764	—
Issuances	184	297	318	572
Settlements	(43)	(39)	(58)	(87)
Change in fair value recognized in net income	(435)	1,012	(573)	1,297

Balance at end of period	$4,554	$3,336	$4,554	$3,336

The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.

Available for Sale Securities: All fair value measurements are obtained from a third party pricing service and are not adjusted by management. Matrix pricing is used for pricing most obligations of states and political subdivisions, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on securities relationships to other benchmark quoted securities. The grouping of securities is completed according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal bond yield curves. The matrix based pricing approach is further applied to the Company’s mortgage-backed securities, corporate debt, and preferred equity securities.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loans	$3,391	$—	$—	$3,391
Other real estate owned	3,213	—	—	3,213

Total	$6,604	$—	$—	$6,604

December 31, 2013
Impaired loans	$509	$—	$—	$509
Other real estate owned	1,529	—	—	1,529

Total	$2,038	$—	$—	$2,038

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

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Impaired loans	$(367)	$(173)	$(647)	$(612)
Other real estate owned	139	(89)	171	(69)

Total	$(228)	$(262)	$(476)	$(681)

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

Federal Home Loan Bank of Boston (“FHLBB”) stock: FHLBB stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed by the FHLBB at par value.

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

FHLBB Advances and Other Borrowings: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

As of June 30, 2014 and December 31, 2013, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying	Fair Value
(In thousands)	Value	Level 1	Level 2	Level 3	Total
June 30, 2014
Financial assets:
Cash and cash equivalents	$89,426	$89,426	$—	$—	$89,426
Available for sale securities	952,033	3,314	813,488	135,231	952,033
Held to maturity securities	15,761	—	16,871	—	16,871
Loans held for sale	19,656	—	19,656	—	19,656
Loans receivable-net	3,674,936	—	—	3,731,558	3,731,558
FHLBB stock	30,419	—	—	30,419	30,419
Accrued interest receivable	13,728	—	—	13,728	13,728
Mortgage loan derivative assets	605	—	605	—	605
Mortgage servicing rights	4,554	—	—	4,554	4,554
Interest rate swaps	3,928	—	3,928	—	3,928

Financial liabilities:
Deposits	3,978,163	—	—	3,818,659	3,818,659
Mortgagors’ and investors’ escrow accounts	11,983	—	—	11,983	11,983
FHLBB advances and other borrowings	483,466	—	—	484,623	484,623
Interest rate swaps	1,549	—	1,549	—	1,549
Mortgage loan derivative liabilities	208	—	208	—	208

December 31, 2013
Financial assets:
Cash and cash equivalents	45,235	45,235	—	—	45,235
Available for sale securities	404,903	3,280	328,660	72,963	404,903
Held to maturity securities	13,830	—	14,260	—	14,260
Loans held for sale	422	—	422	—	422
Loans receivable-net	1,697,012	—	—	1,702,686	1,702,686
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,706	—	—	5,706	5,706
Mortgage loan derivative assets	146	—	146	—	146
Mortgage servicing rights	4,103	—	—	4,103	4,103
Interest rate swaps	7,705	—	7,705	—	7,705

Financial liabilities:
Deposits	1,735,205	—	—	1,626,071	1,626,071
Mortgagors’ and investors’ escrow accounts	6,342	—	—	6,342	6,342
FHLBB advances and other borrowings	240,228	—	—	242,458	242,458
Interest rate swaps	428	—	428	—	428
Mortgage loan derivative liabilities	107	—	107	—	107

Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 5.	Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available for sale and held to maturity securities at June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
(In thousands)	Amortized Cost	Gains	Losses	Value
June 30, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,959	$59	$506	$6,512
Government-sponsored residential mortgage-backed securities	369,265	3,530	846	371,949
Government-sponsored residential collateralized debt obligations	172,954	535	1,095	172,394
Government-sponsored commercial mortgage-backed securities	13,706	—	383	13,323
Government-sponsored commercial collateralized debt obligations	5,041	—	87	4,954
Asset-backed securities	190,597	1,265	894	190,968
Corporate debt securities	39,157	300	1,291	38,166
Obligations of states and political subdivisions	133,766	423	1,235	132,954

Total debt securities	931,445	6,112	6,337	931,220

Marketable equity securities, by sector:
Banks	17,103	396	—	17,499
Industrial	109	90	—	199
Mutual funds	2,808	80	4	2,884
Oil and gas	131	100	—	231

Total marketable equity securities	20,151	666	4	20,813

Total available for sale securities	$951,596	$6,778	$6,341	$952,033

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,416	$718	$—	$13,134
Government-sponsored residential mortgage-backed securities	3,345	392	—	3,737

Total held to maturity securities	$15,761	$1,110	$—	$16,871

December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,801	$39	$809	$6,031
Government-sponsored residential mortgage-backed securities	96,708	1,493	2,539	95,662
Government-sponsored residential collateralized debt obligations	69,568	26	1,843	67,751
Government-sponsored commercial mortgage-backed securities	13,841	—	943	12,898
Government-sponsored commercial collateralized debt obligations	5,043	—	337	4,706
Asset-backed securities	107,699	259	1,422	106,536
Corporate debt securities	43,586	808	1,908	42,486
Obligations of states and political subdivisions	67,142	—	4,637	62,505

Total debt securities	410,388	2,625	14,438	398,575

Marketable equity securities, by sector:
Banks	3,068	—	21	3,047
Industrial	109	102	—	211
Mutual funds	2,793	68	17	2,844
Oil and gas	131	95	—	226

Total marketable equity securities	6,101	265	38	6,328

Total available for sale securities	$416,489	$2,890	$14,476	$404,903

Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,743	$364	$—	$4,107
Obligations of states and political subdivisions	10,087	108	42	10,153

	$13,830	$472	$42	$14,260

At June 30, 2014, the net unrealized gain on securities available for sale of $437,000, net of an income tax expense of $161,000, or $276,000, is included in accumulated other comprehensive loss. The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed collateralized debt obligations and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Maturity:
Within 1 year	$318	$317	$—	$—
After 1 year through 5 years	11,934	12,096	—	—
After 5 years through 10 years	49,369	49,584	1,212	1,233
After 10 years	118,261	115,635	11,204	11,901

	179,882	177,632	12,416	13,134
Mortgage-backed securities	369,265	371,949	3,345	3,737
Government-sponsored residential collateralized debt obligations	172,954	172,394	—	—
Government-sponsored commercial mortgage-backed securities	13,706	13,323	—	—
Government-sponsored commercial collateralized debt obligations	5,041	4,954	—	—
Asset-backed securities	190,597	190,968	—	—

Total debt securities	$931,445	$931,220	$15,761	$16,871

At June 30, 2014, the Company had 35 encumbered securities with a fair value of $127.6 million pledged as derivative collateral and collateral for reverse repurchase borrowings. At December 31, 2013, the Company had eighteen encumbered securities with a fair value of $52.0 million pledged as collateral for reverse repurchase borrowings.

For the three months ended June 30, 2014 and 2013, gross gains of $1.0 million and $329,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $446,000 realized on the sale of available for sale securities for the three months ended June 30, 2014 compared to no realized losses for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, gross gains of $1.3 million and $620,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $446,000 realized on the sale of available for sale securities for the six months ended June 30, 2014 compared to $65,000 of realized losses for the six months ended June 30, 2013.

As of June 30, 2014, the Company did not own any securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The Company’s Management Investment Committee reviews exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of June 30, 2014, the estimated fair value of this portfolio was $146.1 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $146.1 million, $59.8 million were representative of general obligation bonds for which $47.7 million are obligations of political subdivisions of the respective states. For all municipal debt purchases, the Management Investment Committee under the direction of the ALCO (“Asset/Liability Committee”) approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At June 30, 2014, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2014
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,487	$506	$4,487	$506
Government-sponsored residential mortgage-backed securities	27,887	136	30,024	710	57,911	846
Government-sponsored residential collateralized debt obligations	87,170	456	17,650	639	104,820	1,095
Government-sponsored commercial mortgage-backed securities	—	—	13,323	383	13,323	383
Government-sponsored commercial collateralized debt obligations	—	—	4,954	87	4,954	87
Asset-backed securities	49,712	273	39,843	621	89,555	894
Corporate debt securities	50	—	10,096	1,291	10,146	1,291
Obligations of states and political subdivisions	28,630	198	52,601	1,037	81,231	1,235

Total debt securities	193,449	1,063	172,978	5,274	366,427	6,337
Marketable equity securities	—	—	183	4	183	4

	$193,449	$1,063	$173,161	$5,278	$366,610	$6,341

December 31, 2013
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,184	$809	$—	$—	$4,184	$809
Government-sponsored residential mortgage-backed securities	58,474	2,539	—	—	58,474	2,539
Government-sponsored residential collateralized debt obligations	56,339	1,843	—	—	56,339	1,843
Government-sponsored commercial mortgage-backed securities	12,899	943	—	—	12,899	943
Government-sponsored commercial collateralized debt obligations	4,707	337	—	—	4,707	337
Asset-backed securities	70,802	1,422	—	—	70,802	1,422
Corporate debt securities	17,567	531	1,470	1,377	19,037	1,908
Obligations of states and political subdivisions	56,441	3,967	6,064	670	62,505	4,637

Total debt securities	281,413	12,391	7,534	2,047	288,947	14,438
Marketable equity securities	3,047	21	1,272	17	4,319	38

	$284,460	$12,412	$8,806	$2,064	$293,266	$14,476

Of the securities summarized above as of June 30, 2014, 125 issues had unrealized losses equaling 0.5% of the amortized cost basis for less than twelve months and 122 issues had an unrealized loss of 3.0% of the amortized cost basis for twelve months or more. As of December 31, 2013, 109 issues had unrealized losses equaling 4.2% of the cost basis for less than twelve months and 90 issues had unrealized losses equaling 19.0% of the amortized cost basis for twelve months or more.

As of June 30, 2014, there were no held to maturity securities with unrealized losses. As of December 31, 2013, two held to maturity securities had unrealized losses equaling 1.0% of the amortized cost basis for less than twelve months. Management believes that no individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2014. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider any of its securities to be other-than-temporarily impaired at June 30, 2014.

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

Corporate debt securities. The unrealized losses on corporate debt securities are primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd. The unrealized loss on this security is caused by the low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a steepening yield curve.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2014 and December 31, 2013 is as follows:

		Weighted-
		Average				Estimated
	Notional	Remaining	Weighted-Average Rate			Fair Value
	Amount	Maturity	Received	Paid		Asset (Liability)
	(In thousands)	(In years)				(In thousands)
June 30, 2014
Cash flow hedge:
Forward starting interest rate swap on future borrowings	$125,000	7.90	TBD (1)	2.41%		$2,487
Interest rate swap	25,000	3.00	0.23%	0.90%		16
Fair value hedge:
Interest rate swap	35,000	3.23	1.04%	0.22	% (2)	(24)

Non-hedging derivatives:
Forward loan sale commitments	35,524	0.1				(208)
Derivative loan commitments	23,857	0.1				605
Loan level swaps - dealer(3)	44,901	8.21	1.99%	4.42%		(1,520)
Loan level swaps - borrowers(3)	44,901	8.21	4.42%	1.99%		1,420

Total	$334,183					$2,776

December 31, 2013
Cash flow hedge:
Forward starting interest rate swap on future borrowings	$100,000	7.00	TBD (1)	2.40%		$7,389

Fair value hedge:
Interest rate swap	20,000	4.02	1.10%	0.22	% (2)	(183)

Non-hedging derivatives:
Forward loan sale commitments	2,695	—				19
Derivative loan commitments	2,271	—				20
Loan level swaps - dealer(3)	25,205	8.52	2.04%	4.58%		(240)
Loan level swaps - borrowers(3)	25,205	8.52	4.58%	2.04%		310

Total	$175,376					$7,315

(1)	The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.
(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of the date indicated.
(3)	The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months as the Company’s earliest effective date is July 2015.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of June 30, 2014, the Company had five outstanding interest rate derivatives with a notional value of $150.0 million that were designated as cash flow hedges of interest rate risk.

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. During the three and six months ended June 30, 2014, the Company recognized net losses of $1,460 and $921 in interest expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest expense of $23,415 for the six months ended June 30, 2014 and a $101 net reduction to interest expense for the three months ended June 30, 2014.

As of June 30, 2014, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.

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

As of June 30, 2014, the Company had six borrower-facing interest rate derivatives with an aggregate notional amount of $44.9 million and six broker derivatives also with an aggregate notional value amount of $44.9 million related to this program.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2014 and December 31, 2013.

Fair Values of Derivative Instruments

		Fair Value
(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Derivative Assets	$2,503	$7,389
Interest rate swap - fair value hedge	Derivative Assets	5	5
Interest rate swap - fair value hedge	Other Liabilities	(29)	(188)

Total derivatives designated as hedging instruments		$2,479	$7,206

Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Liabilities	$(208)	$19
Derivative loan commitment	Derivative Assets	605	20
Interest rate swap - non designated hedge	Derivative Assets	1,420	310
Interest rate swap - non designated hedge	Other Liabilities	(1,520)	(240)

Total derivatives not designated as hedging instruments		$297	$109

Cash Flow Hedges
(In thousands)
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2014	2013	2014	2013
Interest Rate Swaps	$(2,366)	$5,004	$(4,887)	$5,842

Total	$(2,366)	$5,004	$(4,887)	$5,842

Effect of Derivative Instruments in the Statements of Operations

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Operations designated as hedging instruments for the three and six months ended June 30, 2014 and 2013.

Fair Value Hedges
		Amount of Gain Recognized in Income
Derivatives in Fair Value	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2014	2013	2014	2013
(In thousands)
Interest Rate Swaps	Interest expense	$128	$219	$159	$219

		Amount of Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest Rate Swaps	Interest expense	$(128)	$(219)	$(159)	$(219)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Operations as of June 30, 2014 and 2013.

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Derivative loan commitment	$340	$(689)	$585	$(337)
Forward loan sale commitments	209	188	(227)	343
Interest rate swaps	(104)	3	(170)	3

	$445	$(498)	$188	$9

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the counterparty defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the counterparty could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of June 30, 2014, the counterparties related to these agreements posted $2.8 million of collateral to the Company.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million. As of June 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $771,000 against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 7.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

(In thousands)	At June 30, 2014	At December 31, 2013
Real estate loans:
Residential	$1,328,982	$634,447
Commercial	1,635,629	776,913
Construction	112,778	52,243

Total real estate loans	3,077,389	1,463,603

Commercial business loans	597,931	247,932
Installment loans	15,698	883
Collateral loans	2,097	1,374

Total loans	3,693,115	1,713,792

Net deferred loan costs and premiums	3,164	2,403
Allowance for loan losses	(21,343)	(19,183)

Loans - net	$3,674,936	$1,697,012

Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.89 billion; $1.87 billion of loans were not considered impaired and $15.5 million of loans were determined to be impaired. The impaired loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At June 30, 2014, the net recorded carrying amount of loans accounted for under ASC 310-30 was $8.7 million and the outstanding balance was $15.4 million.

Information about the acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of April 30, 2014 is as follows:

(In thousands)
April 30, 2014
Contractually required principal and interest at acquisition	$15,488
Contractual cash flows not expected to be collected (nonaccretable)	4,763

Expected cash flows at acquisition (1)	10,725
Interest component of expected cash flows (accretable)	2,235

Fair value of acquired loans	$8,490

(1)	Prepayments were not factored into the expected cash flows

The following table summarizes activity in the accretable yields for the total acquired loan portfolio for the three months ended June 30, 2014.

(In thousands)
2014
Balance at beginning of period	$—
Acquisition	(18,994)
Accretion	3,388

Balance at end of period	$(15,606)

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

At June 30, 2014, the Company has a loan loss allowance of $21.3 million, or 0.58%, of total loans as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. The decrease in the coverage ratio primarily resulted from purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

There are three components for the allowance for loan loss calculation:

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Due to the continued expansion and some more unique risk characteristics, the regional commercial real estate loans have been segmented from the total commercial real estate loan portfolio. The regional commercial real estate loans are located throughout the Middle Atlantic and New England states and tend to have above average debt service coverage and loan-to-value ratios. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted-average risk rating; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment.

For acquired loans accounted for under ASC 310-30, evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (“LTV”), some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to a deterioration in credit quality.

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

Loans rated 7: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor and there is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Risk Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk and confirm both the accuracy and responsiveness of the risk grading systems. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being a loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at June 30, 2014 and December 31, 2013.

	Residential	Commercial		Commercial	Installment and
(In thousands)	Real Estate	Real Estate	Construction	Business	Collateral
June 30, 2014

Loans rated 1-5	$1,312,861	$1,558,123	$105,139	$556,047	$17,750
Loans rated 6	2,092	31,692	1,233	15,690	—
Loans rated 7	14,029	45,814	6,406	26,194	45
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$1,328,982	$1,635,629	$112,778	$597,931	$17,795

December 31, 2013

Loans rated 1-5	$620,924	$755,001	$49,020	$236,065	$2,214
Loans rated 6	2,147	9,792	543	4,521	—
Loans rated 7	11,376	12,120	2,680	7,346	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—

	$634,447	$776,913	$52,243	$247,932	$2,257

Activity in the allowance for loan losses for the periods ended June 30, 2014 and 2013 were as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended June 30, 2014
Balance, beginning of period	$6,491	$8,554	$622	$3,442	$26	$365	$19,500
Provision (credit) for loan losses	735	(688)	242	1,777	8	6	2,080
Loans charged off	(316)	—	—	(51)	(16)	—	(383)
Recoveries of loans previously charged off	90	—	—	49	7	—	146

Balance, end of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343

Three Months Ended June 30, 2013
Balance, beginning of period	$6,117	$8,023	$1,012	$2,679	$73	$633	$18,537
Provision (credit) for loan losses	66	326	(24)	455	(47)	(373)	403
Loans charged off	(218)	(74)	(248)	(66)	(8)	—	(614)
Recoveries of loans previously charged off	9	—	—	—	10	—	19

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Six Months Ended June 30, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	991	(422)	35	1,801	1	124	2,530
Loans charged off	(495)	—	—	(51)	(20)	—	(566)
Recoveries of loans previously charged off	108	—	—	73	15	—	196

Balance, end of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343

Six Months Ended June 30, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	227	369	182	229	7	(220)	794
Loans charged off	(468)	(145)	(249)	(86)	(23)	—	(971)
Recoveries of loans previously charged off	21	—	—	9	15	—	45

Balance, end of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2014 and December 31, 2013 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
June 30, 2014
Allowance related to loans deemed impaired	$79	$—	$—	$750	$—	$—	$829
Allowance related to loans not deemed impaired	6,921	7,866	864	4,467	25	371	20,514

Total allowance for loan losses	$7,000	$7,866	$864	$5,217	$25	$371	$21,343

Loans deemed impaired	$11,945	$6,433	$2,302	$3,826	$41	$—	$24,547
Loans not deemed impaired	1,317,037	1,624,856	108,430	591,747	17,754	—	3,659,824
Loans acquired with deteriorated credit quality	—	4,340	2,046	2,358	—	—	8,744

Total loans	$1,328,982	$1,635,629	$112,778	$597,931	$17,795	$—	$3,693,115

December 31, 2013
Allowance related to loans deemed impaired	$94	$—	$—	$—	$—	$—	$94
Allowance related to loans not deemed impaired	6,302	8,288	829	3,394	29	247	19,089

Total allowance for loan losses	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

Loans deemed impaired	$10,594	$7,446	$2,639	$1,424	$29	$—	$22,132
Loans not deemed impaired	623,853	769,467	49,604	246,508	2,228	—	1,691,660

Total loans	$634,447	$776,913	$52,243	$247,932	$2,257	$—	$1,713,792

Management has established the allowance for loan loss in accordance with GAAP at June 30, 2014 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2014 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2014 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2014 and December 31, 2013:

					Past Due
					90 Days or
			Past Due 90		More and	Loans on
	30-59 Days	60-89 Days	Days or	Total Past	Still	Non-
(In thousands)	Past Due	Past Due	More	Due	Accruing	accrual
June 30, 2014
Real estate loans:
Residential	$1,351	$2,608	$7,065	$11,024	$2,523	$10,113
Commercial	11,130	1,392	5,499	18,021	5,813	168
Construction	1,460	—	781	2,241	116	665
Commercial business loans	8,300	323	5,344	13,967	2,281	8,126
Installment and collateral	203	76	355	634	346	41

Total	$22,444	$4,399	$19,044	$45,887	$11,079	$19,113

December 31, 2013
Real estate loans:
Residential	$6,674	$1,327	$4,262	$12,263	$—	$10,192
Commercial	513	—	656	1,169	—	656
Construction	—	—	1,306	1,306	—	1,518
Commercial business loans	3	—	704	707	—	1,259
Installment and collateral	15	21	3	39	—	29

Total	$7,205	$1,348	$6,931	$15,484	$—	$13,654

At June 30, 2014, loans reported as past due 90 days or more and still accruing represent Legacy United purchased loans based on their contractual repayment terms. These loans, however, are classified as accruing in accordance with accounting guidance for acquired loans. There are no originated loans past due 90 days or more and still accruing at June 30, 2014.

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$10,557	$12,234		$9,991	$11,565
Commercial	6,433	6,436		7,446	7,526
Construction	2,302	2,356		2,639	8,542
Commercial business loans	1,216	1,609		1,424	2,243
Installment and collateral loans	41	45		29	32

Total	20,549	22,680		21,529	29,908

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,388	1,502	$79	603	667	$94
Commercial business loans	2,610	2,610	750	—	—	—

Total	3,998	4,112	829	603	667	94

Total impaired loans	$24,547	$26,792	$829	$22,132	$30,575	$94

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and six months ended June 30, 2014 and 2013.

	For the Three Months			For the Three Months
	Ended June 30, 2014			Ended June 30, 2013
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,677	$92	$77	$8,523	$87	$87
Commercial	7,747	21	19	2,714	41	41
Construction	2,809	19	13	1,970	15	15
Commercial business loans	1,210	7	6	1,490	12	12
Installment and collateral loans	36	—	—	33	1	1

Total	21,479	139	115	14,730	156	156

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,551	31	13	1,514	23	23
Construction	—	—	—	394	—	—
Commercial business loans	1,305	1	—	166	—	—
Installment and collateral loans	—	—	—	5	—	—

Total	2,856	32	13	2,079	23	23

	$24,335	$171	$128	$16,809	$179	$179

	For the Six Months			For the Six Months
	Ended June 30, 2014			Ended June 30, 2013
			Interest			Interest
			Income			Income
	Average	Interest	Recognized	Average	Interest	Recognized
	Recorded	Income	on a Cash	Recorded	Income	on a Cash
(In thousands)	Investment	Recognized	Basis	Investment	Recognized	Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$9,781	$179	$164	$8,739	$199	$199
Commercial	7,646	62	60	2,399	45	45
Construction	2,752	34	28	2,041	17	17
Commercial business loans	1,281	19	18	1,655	31	31
Installment and collateral loans	33	1	—	37	1	1

Total	21,493	295	270	14,871	293	293

Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,235	57	36	1,242	30	30
Construction	—	—	—	428	—	—
Commercial business loans	870	6	5	222	4	4
Installment and collateral loans	—	—	—	3	—	—

Total	2,105	63	41	1,895	34	34

	$23,598	$358	$311	$16,766	$327	$327

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

The following table provides detail of TDR balances for the periods presented:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Recorded investment in TDRs:
Accrual status	$9,784	$8,479
Non-accrual status	4,380	1,737

Total recorded investment in TDRs	$14,164	$10,216

Accruing TDRs performing under modified terms more than one year	$1,182	$1,302
Specific reserves for TDRs included in the balance of allowance for loan losses	$750	$—
Additional funds committed to borrowers in TDR status	—	—

Loans restructured as troubled debt restructurings during the three and six months ended June 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
June 30, 2014

Residential real estate	2	$1,004	$1,004	6	$1,412	$1,412
Commercial real estate	1	282	282	1	282	282
Construction	—	—	—	13	3,853	3,853

Total troubled debt restructuring	3	$1,286	$1,286	20	$5,547	$5,547

June 30, 2013

Residential real estate	1	$317	$317	2	$492	$492
Commercial real estate	1	539	539	1	539	539
Construction	2	30	30	2	30	30
Commercial business	—	—	—	1	2,620	2,620

Total troubled debt restructuring	4	$886	$886	6	$3,681	$3,681

The following table provides information on how loans were modified as TDRs:

	Three Months Ended June 30,
	2014			2013
		Adjusted
	Extended	Interest		Extended	Rate and
(In thousands)	Maturity	Rates	Other	Maturity	Maturity	Other
Residential real estate	$—	$884	$120	$—	$—	$317
Commercial real estate	—	282	—	539	—	—
Installment and collateral	—	—	—	—	—	30

	$—	$1,166	$120	$539	$—	$347

	Six Months Ended June 30,
	2014			2013
		Adjusted
	Extended	Interest		Extended	Rate and
(In thousands)	Maturity	Rates	Other	Maturity	Maturity	Other
Residential real estate	$—	$884	$528	$—	$—	$492
Commercial real estate	—	282	—	539	—	—
Construction	3,672	—	181	—	—	—
Commercial business	—	—	—	2,620	—	—
Installment and collateral	—	—	—	—	—	30

	$3,672	$1,166	$709	$3,159	$—	$522

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	June 30, 2014		June 30, 2013
	Number of		Number of
	Loans and	Recorded	Loans and	Recorded
(Dollars in thousands)	Leases	Investment	Leases	Investment
Commercial business	1	$2,610	—	$—

	1	$2,610	—	$—

The recorded investment in commercial real estate and commercial business loan TDRs segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2014	At December 31, 2013
Rating:
(1) - (5) Pass	$549	$1,663
(6) Special Mention	2,744	17
(7) Substandard	4,941	34

	$8,234	$1,714

The majority of restructured loans were on accrual status as of June 30, 2014 and December 31, 2013. The financial impact of the troubled debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing

The Company services certain loans for third parties. The aggregate of loans serviced for others was $506.1 million and $408.0 million as of June 30, 2014 and December 31, 2013, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2014 and December 31, 2013 was determined using pretax internal rates of return ranging from 8.3% to 11.7% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 163 and 154, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.

During the three and six months ended June 30, 2014, the Company received servicing income in the amount of $256,000 and $496,000, respectively, which compares to $158,000 and $263,000 for the same respective periods of 2013. This income is included in service charges and fees in the Consolidated Statements of Operations.

Mortgage servicing rights are included in goodwill and other intangible assets on the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2014 and 2013. Changes in the fair value of mortgage servicing rights are included in other (loss) income in the Consolidated Statements of Operations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$4,084	$2,066	$4,103	$1,052
Cumulative effect of change in accounting principle	—	—	—	502
Addition of Legacy United MSRs	764	—	764	—
Change in fair value recognized in net income	(435)	1,012	(573)	1,297
Issuances	184	297	318	572
Settlements	(43)	(39)	(58)	(87)

Fair value of mortgage servicing rights at end of period	$4,554	$3,336	$4,554	$3,336

Note 8.	Wholesale Funding

FHLBB Advances and Stock

The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2014 and December 31, 2013 are summarized below:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2014	$211,112	0.48%	$118,112	0.45%
2015	31,263	1.71	35,000	2.28
2016	20,773	1.51	3,000	2.70
2017	66,000	2.72	33,000	2.56
2018 and thereafter	45,149	2.03	2,924	2.54

	$374,297	1.22%	$192,036	1.21%

At June 30, 2014, FHLBB advances totaling $47.0 million with interest rates ranging from 3.19% to 4.49% which are scheduled to mature between 2014 and 2018 are callable at the option of the FHLBB. Advances are collateralized by first mortgage loans with an estimated eligible collateral value of $566.8 million and $272.6 million at June 30, 2014 and December 31, 2013, respectively.

In addition to the outstanding advances, the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, there were no advances outstanding under the line of credit.

In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2014, the Bank could borrow immediately an additional $164.4 million from the FHLBB inclusive of the line of credit.

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

Other Borrowings

The Company assumed wholesale repurchase agreements in the Merger totaling $20 million with a weighted average interest rate of 2.59% and a weighted average term of 4.6 years. The Company pledged investment securities as collateral for these borrowings. As of June 30, 2014 and December 31, 2013, advances outstanding under reverse repurchase agreements totaled $94.2 million and $48.2 million, respectively. The outstanding advances at June 30, 2014 consisted of six individual borrowings with remaining terms of five years or less and a weighted average cost of 0.95%. The outstanding advances at December 31, 2013 had a weighted average cost of 0.42%.

The Company assumed subordinated debt as a result of the Merger in 2014 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at June 30, 2014. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at June 30, 2014 was 2.08%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 or any year subsequent to March 15, 2011.

The Company acquired secured borrowings totaling $2.8 million in the Merger. These borrowings were two transfers of financial assets that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, they are accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition.

Other Sources of Wholesale Funding

The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. As of June 30, 2014, amounts outstanding under these agreements totaled $95.9 million at a cost of 0.46%. As of December 31, 2013, amounts outstanding under this agreement totaled $50.0 million at a cost of 0.50%. Additionally, the Company has unused committed federal funds lines of credit with four counterparties totaling $97.5 million at June 30, 2014.

Note 9.	Share-Based Compensation Plans

The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of June 30, 2014, 16,319 restricted stock shares and 602 stock options remained available for future grants.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of June 30, 2014, 80,747 restricted stock shares and 163,493 stock options remained available for future grants under the 2012 Plan.

For the six-month period ended June 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.3 million with a related tax benefit of $455,000 and $2.0 million with a related tax benefit of $704,000, respectively. Of the total expense amount, for the six-month period, the Company recognized $709,000 as compensation expense, $87,000 as other non-interest expense and $2.5 million as merger related expense, reflecting costs related to employees, Directors and the accelerated vesting as a result of the Merger, respectively.

For the three-month period ended June 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.1 million with a related tax benefit of $385,000 and $1.7 million with a related tax benefit of $595,000, respectively. Of the total expense amount, for the three-month period, the Company recognized compensation expense totaling $262,000, other non-interest expense totaling $28,000 and merger related expense totaling $2.5 million, reflecting costs related to employees, Directors and the accelerated vesting as a result of the Merger, respectively.

Stock Options: The following table presents the activity related to stock options under the Plans for the six months ended June 30, 2014:

			Weighted-Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Stock	Average	Contractual Term	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2013	2,317,620	$10.74
Granted	397,095	13.71
Registered shares associated with the Merger	1,291,793	9.36
Exercised	(377,227)	9.15
Forfeited or expired	—	—

Outstanding at June 30, 2014	3,629,281	$10.74	6.4	$10.3

Stock options vested and exercisable at June 30, 2014	3,236,330	$10.38	6.0	$10.3

In connection with the merger, the Company registered 1,291,793 options at an exercise price of $9.36 per share (adjusted for the exchange ratio) pursuant to its Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested Legacy United’s stock options. These options have terms expiring between 2014 and 2022. In addition, the Company registered an additional 375,494 Common Stock as available shares for future awards under the Legacy United Stock Plans.

The aggregate fair value of options that vested during the six months ended June 30, 2014 and 2013 was $2.2 million and $720,000, respectively. As of June 30, 2014, the unrecognized cost related to the stock options awarded was $704,000 and will be recognized over a weighted-average period of 4.1 years.

There were 397,095 stock options granted in the first six months of 2014. There were 437,236 options granted in the six months ended June 30, 2013. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates using the Black-Scholes option pricing model as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Weighted per share average fair value of options granted	$1.95	$1.95
Assumptions:
Risk-free interest rate	1.94%	1.94%
Expected volatility	19.90%	19.90%
Expected dividend yield	2.92%	2.92%
Expected life of options granted	6.0 years	6.0 years

As of April 30, 2014, the effective time of the merger, all outstanding Company stock options, including those held by directors and executive officers, became fully vested in accordance with the change in control provisions within the merger agreement. The expense related to the accelerated vesting recorded during the second quarter of 2014 was $1.1 million and was included in merger related expense in non-interest expenses.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The Company issued 128,233 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives and directors. The weighted-average grant date fair value was $13.66 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the six months ended June 30, 2014:

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested as of December 31, 2013	245,210	$11.37
Granted	128,233	13.66
Vested	251,132	11.42
Forfeited	—	—

Unvested as of June 30, 2014	122,311	$13.67

The fair value of restricted shares that vested during the six months ended June 30, 2014 and 2013 was $2.9 million and $1.9 million, respectively. As of June 30, 2014, there was $1.5 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

As of April 30, 2014, the effective time of the merger, all outstanding Company restricted stock awards, including those held by directors and executive officers, became fully vested in accordance with the change in control provisions within the merger agreement. The expense related to the accelerated vesting recorded during the second quarter of 2014 was $1.4 million, and is included in merger related expense in non-interest expenses.

Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $970,000 at June 30, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over the remaining year. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.

As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.6 million at June 30, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years.

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

At June 30, 2014, the two loans had an outstanding balance of $7.6 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. The ESOP compensation expense for the six months ended June 30, 2014 and 2013 was $873,000 and $838,000, respectively.

The ESOP shares as of June 30, 2014 were as follows:

Shares released for allocation	1,023,495
Unreleased shares	722,073

Total ESOP shares	1,745,568

Market value of unreleased shares at June 30, 2014 (in thousands)	$9,784

The Company merged its ESOP with its Defined Contribution, or 401(k) Plan, effective January 1, 2014. In lieu of employer matching cash contributions in 2014 to the 401(k) Plan, shares released from the pay down on the ESOP loans will be allocated to all participants in the 401(k) Plan. The Company is expected to experience cost savings on a go forward basis due to the merging of these two plans.

Note 10.	Income Tax Provision

The provision for income taxes was $512,000 and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for the three months ended June 30, 2014 was (10.1)% as compared to 27.5% for the same period in 2013. The provision for income taxes was $975,000 and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for this period was (26.8)% as compared to 27.8% for the same period in 2013. The decrease in the estimated annualized effective tax rate for both the three and six months ended June 30, 2014 as compared to prior years was primarily due to a pretax loss for the quarter and year to date as a result of expenses associated with the merger of the Company and Legacy United in 2014 partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the merger. The projected tax rate for 2014 is expected to be approximately 10%.

Note 11.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of taxes, consist of the following:

				Accumulated
	Net Unrealized	Net Unrealized Gain	Net Unrealized Gain	Other
	Gain (Loss) on	(Loss) on Available	(Loss) on Interest	Comprehensive
(In thousands)	Benefit Plans	For Sale Securities	Rate Swaps	Income (Loss)
December 31, 2013	$(2,036)	$(7,533)	$4,803	$(4,766)
Change	2	7,809	(3,202)	4,609

June 30, 2014	$(2,034)	$276	$1,601	$(157)

Note 12.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2014, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2014 and December 31, 2013 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

					Minimum To Be
			Minimum For		Well-Capitalized
			Capital		Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
June 30, 2014
Total capital to risk weighted assets	$500,091	13.3%	$300,581	8.0%	$375,726	10.0%
Tier 1 capital to risk weighted assets	477,429	12.7	150,371	4.0	225,557	6.0
Tier 1 capital to total average assets	477,429	11.8	162,253	4.0	202,816	5.0

December 31, 2013
Total capital to risk weighted assets	$280,196	15.4%	$145,368	8.0%	$181,709	10.0%
Tier 1 capital to risk weighted assets	260,241	14.3	72,693	4.0	109,040	6.0
Tier 1 capital to total average assets	260,241	11.6	89,893	4.0	112,367	5.0

United Financial Bancorp, Inc.
June 30, 2014
Total capital to risk weighted assets	$546,382	14.5%	$300,623	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	523,720	13.9	150,386	4.0	N/A	N/A
Tier 1 capital to total average assets	523,720	12.9	162,268	4.0	N/A	N/A

December 31, 2013
Total capital to risk weighted assets	$322,623	17.7%	$145,983	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,668	16.6	73,020	4.0	N/A	N/A
Tier 1 capital to total average assets	302,668	13.5	89,879	4.0	N/A	N/A

Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years. As of June 30, 2014, the Bank does not have the capacity to upstream dividends to the Company unless regulatory exception approval is obtained.

Note 13.	Net (Loss) Income Per Share

The following table sets forth the calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share data)	2014	2013	2014	2013
Net (loss) income available to common stockholders	$(5,571)	$3,299	$(4,624)	$7,850

Weighted-average common shares outstanding	43,857,201	27,134,461	34,885,862	27,598,419
Less: average number of unallocated ESOP award shares	(678,741)	(807,673)	(694,767)	(823,698)

Weighted-average basic shares outstanding	43,178,460	26,326,788	34,191,095	26,774,721
Dilutive effect of stock options	—	350,801	—	340,738

Weighted-average diluted shares	43,178,460	26,677,589	34,191,095	27,115,459

Net (loss) income per share:
Basic	$(0.13)	$0.13	$(0.14)	$0.29
Diluted	$(0.13)	$0.12	$(0.14)	$0.29

No potential common shares are included in the computation of any diluted per share amount when a loss exists. Therefore, options to purchase shares of common stock totaling 684,822 shares and 550,341 shares, respectively, were outstanding during the three and six months ended June 30, 2014 but were not included in the computation of diluted earnings per share.

Note 14.	Commitments and Contingencies

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit through issuing standby letters of credit and undisbursed portions of construction loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the Consolidated Statements of Condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commitment to grant loans	$200,022	$63,401
Undisbursed construction loans	111,806	80,345
Undisbursed home equity lines of credit	308,717	142,851
Undisbursed commercial lines of credit	268,293	116,004
Standby letters of credit	15,474	8,872
Unused checking overdraft lines of credit	1,455	39

	$905,767	$411,512

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

Legal Matters: The Company is not involved in any legal proceedings deemed to be material as of June 30, 2014 which have arisen in the normal course of business.

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

Risk Factors

Factors that have a material adverse effect on operations include, but are not limited to, the following:

•	Local, regional, national and international business or economic conditions may differ from those expected;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the U.S. Federal Reserve Board’s interest rate policies, may adversely affect our business;

•	We have merged with Legacy United and are in the process of integration, which may not yield the desired synergies and cost saves projected;

•	The ability to increase market share and control expenses may be more difficult than anticipated;

•	Changes in government regulations (including those concerning taxes, banking, securities and insurance) may adversely affect us or our businesses, including those under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Basel III update to the Basel Accords;

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, may affect expected financial reporting;

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock;

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

•	Because we intend to continue to increase our commercial real estate and commercial business loan originations, our lending risk may increase, and downturns in the real estate market or local economy could adversely affect our earnings;

•	The trading volume in our stock is less than in larger publicly traded companies which can cause price volatility, hinder your ability to sell our common stock and may lower the market price of the stock;

•	Our ability to attract and retain qualified employees;

•	We may not manage the risks involved in the foregoing as well as anticipated, and

•	Severe weather, natural disasters, acts of God, war or terrorism and other external events could significantly impact our business.

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

Our Business

Merger with Legacy United

On April 30, 2014, Rockville Financial, Inc. completed its merger with Legacy United. In connection with the merger, Rockville Financial, Inc. completed the following corporate actions:

•	Legacy United merged with and into Rockville Financial, Inc., which. was the accounting acquirer and the surviving entity.

•	Rockville Financial, Inc. changed its legal entity name to United Financial Bancorp, Inc.

•	The Company’s common stock began trading on the NASDAQ Global Select Stock Exchange under t the symbol “UBNK” upon consummation of the merger.

•	United Bank merged into Rockville Bank.

•	Rockville Bank changed its legal entity name to United Bank.

We refer to the transactions detailed above collectively as the “Merger”.

The Merger was a stock-for-stock transaction valued at $358.1 million based on the closing price of Rockville Financial, Inc. common stock on April 30, 2014. Under the terms of the Merger, each share of Legacy United was converted into the right to receive 1.3472 shares of Rockville Financial, Inc. common stock.

As of April 30, 2014, Legacy United had total assets of $2.44 billion, total net loans of $1.85 billion, total deposits of $1.94 billion and equity of $304.5 million. As part of the Merger the Company issued 26.7 million shares of common stock and recorded goodwill of $113.9 million and identifiable intangible assets of $10.6 million.

The Merger had a significant impact by more than doubling the assets and deposits of the former Rockville Financial, Inc., expanding the branch network and by entering into new markets – Western and Central Massachusetts as well as expanding our presence in Central Connecticut.

The boards of Rockville and Legacy United entered into the Merger after considering a number of factors, including, among others, the following:

•	The board’s knowledge of the current and prospective environment in which Rockville and Legacy United operates;

•	The board’s conclusion that the combined entity will have superior future earnings and prospects compared to the earnings and prospects of Rockville and Legacy United on a stand-alone basis; and

•	The boards view that the merger will allow for enhanced opportunities for the clients and customers of a combined entity.

Further information about the Merger can be found in Note 2 in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I, Interim Financial Statements.

General

The financial statements do not reflect the operations of Legacy United unless specifically stated. The second quarter 2014 results of operations include the Company’s results of operations for May and June 2014 and Rockville Financial, Inc.’s results of operations for April 2014. The results of operations for the second quarter 2013 include only the results of operations of Rockville Financial, Inc. The results of operations of the Company in the first quarter 2014 and 2013 include only the results of operations of Rockville Bank.

By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.16 billion and stockholders’ equity of $652.6 million at June 30, 2014. The Company delivers financial services to individuals, families and businesses throughout Connecticut and Central and Eastern Massachusetts through its 57 banking offices, its commercial loan production offices, its mortgage loan production offices, 78 ATMs and internet websites (www. rockvillebank.com and www.bankatunited.com).

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include (1) continuing our residential mortgage lending activities; continuing to expand our commercial real estate and commercial business lending activities; and growing our deposit base (2) increase the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products and (3) continuing to improve operating efficiencies.

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

Our Objectives

The Company seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain core deposit relationships with a focus on checking, savings and money market accounts for personal, business and municipal depositors;

•	Build high quality, profitable loan portfolios using primarily organic growth and also purchase strategies, while also continuing to maintain and improve efficiencies in its robust secondary mortgage banking business;

•	Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of its financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products; and

•	Maintain a rigorous risk identification and management process.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on tangible common equity and assets, net interest margin, non-interest income, operating expenses related to total average assets and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

Regulatory Considerations

The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

The Company has reviewed the potential impacts associated with the Dodd-Frank Act as well as the yet to be interpreted and implemented responsibilities of the Consumer Financial Protection Bureau. Some degree of uncertainty still exists surrounding this legislation and the resultant directives, and as such the further analysis of potential burden will be difficult to assess. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios will be a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk-weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, phased in over a 5 year period until January 1, 2019. Accordingly, while these proposed rules are slated for phase in commencing January 1, 2015, the Company has proactively planned for them, and is well positioned to meet the requirements of these complex proposals. We believe, however, that we will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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

We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to allowance for loan losses, other-than-temporary impairment of investment securities, derivatives, goodwill, and income taxes. Effective January 1, 2014, the Company no longer considered pension and other post-retirement benefits as critical accounting estimates. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2013 Annual Report on Form 10-K. A brief description of our current policies involving significant judgment follows:

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

Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first six months of 2014, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.

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

At June 30, 2014, derivative assets and liabilities were $4.5 million and $1.8 million, respectively. Further information about our use of derivatives is provided in Note 6, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Goodwill: The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and goodwill, at fair value, which my involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. When goodwill is evaluated for impairment, if the carrying amount exceeds the fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use forecasted future operating results, based upon approved business plans, including a review of the eligible carry forward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

The reserve for tax contingencies contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions. The effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

Operating Results

The following is a reconciliation of Non-GAAP financial measures by major category for the three and six months ended June 30, 2014 and 2013:

Reconciliation of Non-GAAP Financial Measures	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(5,571)	$3,299	$(4,624)	$7,850
Adjustments:
Net interest income	36,879	16,701	53,787	33,208
(Accretion)/amortization of loan mark	(3,388)	—	(3,388)	—
Accretion/(amortization) of deposit mark	1,150	—	1,150	—
Accretion/(amortization) of borrowings mark	410	—	410	—

Net adjustment to net interest income	(4,948)	—	(4,948)	—
Non-interest income	6,319	4,108	9,528	8,992
Net gain on sales of securities	(589)	(329)	(857)	(556)

Net adjustment to non-interest income	5,730	3,779	8,671	8,436
Non-interest expense	46,177	15,858	64,434	30,528
Merger and acquisition expense	(20,945)	—	(22,774)	—
Core deposit intangible amortization expense	(321)	—	(321)	—
Effect of position eliminations	—	(561)	—	(561)
Effect of branch lease termination agreement	—	(809)	—	(809)

Net adjustment to non-interest expense	(21,266)	(1,370)	(23,095)	(1,370)
Income tax (benefit) expense adjustment	(4,346)	321	(4,703)	259

Total operating net income	$5,812	$4,019	$7,963	$8,405

Executive Overview

On April 30, 2014 Rockville Financial, Inc. completed its merger with Legacy United. As such, 2014 second quarter results include one month of the pre-merger Rockville Financial, Inc. results and results of the combined entity beginning on May 1, 2014. Legacy United was a federally chartered $2.44 billion-asset bank with 35 branches throughout Central Connecticut and Western and Central Massachusetts.

A net loss of $5.6 million was recorded for the second quarter of 2014, or $0.14 per diluted share, compared to net income of $3.3 million, or $0.12 per diluted share, for the second quarter of 2013. Operating net income for the second quarter of 2014 was $5.8 million (Non-GAAP), adjusted for $21.3 million (pre-tax) of expenses related to the merger, $4.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $589,000 (pre-tax) net gains on sales of securities. Operating net income for the second quarter of 2013 was $4.0 million (Non-GAAP), adjusted for $809,000 (pre-tax) for the impact of a branch lease termination agreement and $561,000 (pre-tax) for termination expense related to position eliminations, as well as income of $329,000 (pre-tax) from net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.

The net loss for the six months ended June 30, 2014 was $4.6 million or $0.14 per diluted share, compared to earnings of $7.9 million, or $0.29 per diluted share, for the same period of 2013. Operating net income for the six months ended June 30, 2014 was $8.0 million (Non-GAAP), adjusted for $23.1 million (pre-tax) of expenses related to the merger, $4.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $857,000 (pre-tax) net gains on sales of securities. Operating net income for the six months ended June 30, 2013 was $8.4 million (Non-GAAP), adjusted for $809,000 (pre-tax) for the impact of a branch lease termination agreement and $561,000 (pre-tax) for termination expenses related to position eliminations, as well as income of $556,000 (pre-tax) from net gains on sales of securities.

The Company’s results were significantly impacted by the merger with Legacy United, which was completed on April 30, 2014. The Company incurred $20.9 million in merger related expenses during the quarter and $22.8 million for the six months ended June 30, 2014. We expect to continue to incur additional merger related charges through the end of this year. The Company was also impacted by the shift in the mortgage market due to the change in interest rates in the second half of 2013 which resulted in a more difficult secondary mortgage market when originating new loans in a competitive local market with low interest rates for new mortgage loans. As a result, the Company recorded $1.3 million less in gains from the sale of loans in the secondary market for the six months ended June 30, 2014. Originations of adjustable rate mortgage loans have become more prevalent and the Company generally retains these loans on balance sheet, reducing the notional amount of loans sold into the secondary market. Additionally, the Company experienced a $5.4 million and $7.0 million increase in salaries and employee benefits for the three and six months ended June 30, 2014, respectively, as a result of the Merger and restructuring of the executive management team, onboarding of new revenue producing commission-based mortgage loan officers as well as increased commissions on mortgage originations and increased healthcare costs related to the Company’s self-insurance program. The Company’s results were also attributable to balance sheet growth due to the merger with Legacy United, continued solid asset quality as well as a decline in the net interest margin (Non-GAAP operating basis).

The Company’s tax-equivalent net interest margin for the three and six months ended June 30, 2014 was 3.88% and 3.62%, an increase of 40 and 14 basis points, respectively, over the same periods in the prior year. Excluding the $4.9 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, operating net interest margin for the three and six months ended June 30, 2014 was 3.36% and 3.29%, respectively. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment. This was partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations and a re-characterization of the securities portfolio upon the acquisition of Legacy United’s securities during the second quarter 2014.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout Connecticut and the region at June 30, 2014 and December 31, 2013. The allowance for loan losses to total loans ratio was 0.58% and 1.12%, the allowance for loan losses to non-performing loans ratio was 111.67% and 140.50%, and the ratio of non-performing loans to total loans was 0.52% and 0.80% at June 30, 2014 and December 31, 2013, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses and deemed performing regardless of their payment status. As such, some asset quality measures are not comparable between periods due to the Merger. A provision for loan losses of $2.1 million was recorded for the current quarter, largely reflecting the ongoing assessment of estimated exposure on impaired loans, the increase in non-accrual loans and organic loan growth. This compares to a provision of $403,000 for the quarter ended June 30, 2013.

Selected Financial Data	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2014	2013	2014	2013
Share Data:
Basic net (loss) income per common share	$(0.13)	$0.13	$(0.14)	$0.29
Diluted net (loss) income per common share	(0.13)	0.12	(0.14)	0.29
Dividends declared per share	0.10	0.10	0.20	0.20

Operating Data:
Total revenue	$43,198	$20,808	$63,315	$42,199
Total expense	46,177	15,857	64,434	30,528

Key Ratios (annualized):
Return on average assets	-0.53%	0.64%	-0.28%	0.76%
Return on average equity	-4.19%	4.26%	-2.22%	4.98%
Tax-equivalent net interest margin	3.88%	3.48%	3.62%	3.48%
Non-interest expense to average assets	4.41%	3.07%	3.96%	2.97%
Cost of interest-bearing deposits	0.46%	0.57%	0.50%	0.59%

Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$14,733	$10,876	$14,733	$10,876
Troubled debt restructures - non-accruing	4,380	2,461	4,380	2,461

Total non-performing loans	19,113	13,337	19,113	13,337
Other real estate owned	3,213	2,611	3,213	2,611

Total non-performing assets	$22,326	$15,948	$22,326	$15,948

Non-performing loans to total loans	0.52%	0.83%	0.52%	0.83%
Non-performing assets to total assets	0.44%	0.73%	0.44%	0.73%
Allowance for loan losses to non-performing loans	111.67%	137.55%	111.67%	137.55%
Allowance for loan losses to total loans	0.58%	1.14%	0.58%	1.14%

Non GAAP Ratio:
Efficiency ratio(1)	106.89%	76.21%	101.77%	72.34%

(1)	The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income before provision for loan losses and non-interest income.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis

The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2014 and 2013. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014			2013
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$1,109,696	$9,716	3.50%	$650,886	$6,203	3.81%
Commercial real estate loans	1,365,361	18,291	5.37	695,657	8,398	4.84
Construction loans	89,948	1,804	8.05	45,666	406	3.57
Commercial loans	465,780	5,253	4.52	175,346	1,761	4.03
Installment and collateral loans	12,642	173	5.48	2,679	33	4.93
Securities	770,052	6,020	3.13	337,896	2,618	3.10
Federal Home Loan Bank stock	20,794	120	2.31	15,053	15	0.40
Other earning assets	40,602	27	0.27	30,931	21	0.27

Total interest-earning assets	3,874,875	41,404	4.28	1,954,114	19,455	3.99

Allowance for loan losses	(19,951)			(18,443)
Non-interest-earning assets	329,452			128,364

Total assets	$4,184,376			$2,064,035

Interest-bearing liabilities:
NOW and money market accounts	$1,090,279	772	0.28	$557,460	370	0.27
Saving deposits (1)	457,373	134	0.12	232,073	36	0.06
Time deposits	1,197,717	2,240	0.75	527,102	1,472	1.12

Total interest-bearing deposits	2,745,369	3,146	0.46	1,316,635	1,878	0.57
Advances from the Federal Home Loan Bank	310,946	569	0.73	173,077	591	1.37
Other borrowings	64,740	173	1.07	10,721	14	0.52

Total interest-bearing liabilities	3,121,055	3,888	0.50%	1,500,433	2,483	0.66%

Non-interest-bearing liabilities	531,722			253,738

Total liabilities	3,652,777			1,754,171
Stockholders’ equity	531,599			309,864

Total liabilities and stockholders’ equity	$4,184,376			$2,064,035

Net interest-earning assets (3)	$753,820			$453,681

Tax-equivalent net interest income		37,516			16,972

Tax-equivalent net interest rate spread (2)			3.78%			3.33%
Tax-equivalent net interest margin (4)			3.88%			3.48%

Average interest-earning assets to average interest-bearing liabilities			124.15%			130.24%

Less tax-equivalent adjustment		637			271

		$36,879			$16,701

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014			2013
			Annualized			Annualized
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Residential real estate loans	$881,638	$15,607	3.54%	$663,510	$12,873	3.88%
Commercial real estate loans	1,076,686	26,773	5.01	696,065	16,649	4.82
Construction loans	68,632	2,223	6.53	46,917	821	3.53
Commercial loans	358,736	7,283	4.09	174,041	3,546	4.11
Installment and collateral loans	7,435	195	5.24	2,741	67	4.89
Securities	597,449	9,138	3.06	314,500	4,713	3.00
Federal Home Loan Bank stock	17,940	176	1.98	15,394	30	0.39
Other earning assets	29,268	39	0.27	32,788	42	0.26

Total interest-earning assets	3,037,784	61,434	4.06	1,945,956	38,741	4.00

Allowance for loan losses	(19,605)			(18,589)
Non-interest-earning assets	236,297			125,614

Total assets	$3,254,476			$2,052,981

Interest-bearing liabilities:
NOW and money market accounts	$890,384	1,324	0.30	$552,226	744	0.27
Saving deposits (1)	341,017	169	0.10	226,308	70	0.06
Time deposits	893,096	3,811	0.86	531,645	3,048	1.16

Total interest-bearing deposits	2,124,497	5,304	0.50	1,310,179	3,862	0.59
Advances from the Federal Home Loan Bank	252,228	1,153	0.92	165,793	1,174	1.43
Other borrowings	55,330	225	0.82	9,838	25	0.51

Total interest-bearing liabilities	2,432,055	6,682	0.55%	1,485,810	5,061	0.69%

Non-interest-bearing liabilities	406,143			252,009

Total liabilities	2,838,198			1,737,819
Stockholders’ equity	416,278			315,162

Total liabilities and stockholders’ equity	$3,254,476			$2,052,981

Net interest-earning assets (3)	$605,729			$460,146

Tax-equivalent net interest income		54,752			33,680

Tax-equivalent net interest rate spread (2)			3.51%			3.31%
Tax-equivalent net interest margin (4)			3.62%			3.48%

Average interest-earning assets to average interest-bearing liabilities			124.91%			130.97%

Less tax-equivalent adjustment		965			472

		$53,787			$33,208

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

Rate\Volume Analysis

	Three Months Ended			Six Months Ended
	June 30, 2014 Compared to			June 30, 2014 Compared to
	June 30, 2013			June 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$16,989	$1,447	$18,436	$17,752	$373	$18,125
Securities	3,378	24	3,402	4,330	95	4,425
Other earning assets(1)	16	95	111	(1)	144	143

Total earning assets	20,383	1,566	21,949	22,081	612	22,693

Interest expense:
NOW and money market accounts	376	26	402	496	84	580
Savings accounts	51	47	98	45	54	99
Time deposits	1,382	(614)	768	1,687	(924)	763

Total interest-bearing deposits	1,809	(541)	1,268	2,228	(786)	1,442
FHLBB advances	274	(296)	(22)	482	(503)	(21)
Other borrowings	132	27	159	177	23	200

Total interest-bearing liabilities	2,215	(810)	1,405	2,887	(1,266)	1,621

Change in tax-equivalent net interest income	$18,168	$2,376	$20,544	$19,194	$1,878	$21,072

(1)	Includes FHLBB stock

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

The results from operations were impacted by costs associated with the Merger and other charges as follows:

•	We incurred $20.9 million and $22.8 million of merger related expenses including legal fees, change in control payments, severance costs, shareholder expense and other professional services during the three and six months ended June 30, 2014, respectively. These items are recorded as non-interest expense in the Consolidated Statements of Operations.

•	We recognized $113.9 million in additional Goodwill as of June 30, 2014.

The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2014 and 2013.

Net Interest Income Analysis

Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted mainly from the merger with Legacy United combined with organic growth in interest-earning assets and liabilities.

As shown in the tables, tax-equivalent net interest income increased significantly in both the three and six month periods ended June 30, 2014. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $4.9 million to net interest income from fair value adjustments, as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings.

For the three months ended June 30, 2014, tax-equivalent net interest income increased $20.5 million compared to the three months ended June 30, 2013. Additionally, the net interest margin increased 40 basis points, the yield on average earning assets increased 29 basis points and the cost of interest-bearing liabilities declined 16 basis points for the three months ended June 30, 2014 compared to the same period in the prior year.

For the six months ended June 30, 2014, tax-equivalent net interest income increased $21.1 million from the comparative 2013 period. The net interest margin increased 14 basis points, the yield on average earning assets increased six basis points and the cost of interest-bearing liabilities declined 14 basis points from the comparative six month period in 2013.

Excluding the benefit of the fair value adjustments of $4.9 million, net interest margin and the yield on average earning assets would have declined 12 basis points and seven basis points, respectively and cost of interest of interest-bearing liabilities would have increased four basis points for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. For the six months ended June 30, 2014, net interest margin and the yield on average earning assets would have declined 19 basis points and 17 basis points, respectively and cost of interest of interest-bearing liabilities would have decreased one basis point compared to the six months ended June 30, 2013.

Primarily reflecting the Merger, average earning assets increased $1.92 billion and $1.09 billion, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013, while average interest-bearing liabilities increased $1.62 billion and $946.2 million, respectively.

The average balance of investment securities increased $432.2 million and $282.9 million, respectively, for the three and six months ended June 30, 2014, compared to the same 2013 periods and the average yield earned increased three basis points and six basis points, respectively. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates. Further information about the re-characterization, can be found later in the document under the heading of Securities within Financial Condition, Liquidity and Capital Resources.

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

Provision for Loan Losses: The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The loans purchased from Legacy United were recorded at fair value at the time of the Merger, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in probable loss of the Legacy United loans plus all new loans are included in the calculation of the required allowance for loan losses at June 30, 2014.

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

Management recorded a provision of $2.1 million for the three months ended June 30, 2014 compared to $403,000 for the same period of 2013. The primary factors that influenced management’s decision to record these provision expenses were due to the ongoing assessment of estimated exposure on impaired loans, and organic growth during the period. Impaired loans totaled $24.5 million at June 30, 2014 compared to $22.1 million at December 31, 2013, an increase of $2.4 million, or 10.9%, primarily due to increases in troubled debt restructured (“TDR”) loans of $3.9 million. Loans on nonaccrual status increased $2.4 million largely reflecting a $4.3 million increase in commercial business loans. At June 30, 2014, the allowance for loan losses totaled $21.3 million, which represented 0.58% of total loans and 111.67% of non-performing loans compared to an allowance for loan losses of $19.2 million, which represented 1.12% of total loans and 140.50% of non-performing loans as of December 31, 2013. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income:

Total non-interest income was $6.3 million and $9.5 million for the three and six months ended June 30, 2014 with non-interest income representing 16.0% and 15.0% of total net revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2014 and 2013:

Non-Interest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013	$Change	% Change	2014	2013	$Change	% Change
Service charges and fees	$3,892	$2,005	$1,887	94.1%	$6,018	$3,554	$2,464	69.3%
Net gains from sales of securities	589	329	260	79.0	857	556	301	54.1
Net gains from sales of loans	1,284	1,001	283	28.3	1,740	3,061	(1,321)	(43.2)
BOLI income	750	524	226	43.1	1,272	1,034	238	23.0
Other (loss) income	(196)	249	(445)	(178.7)	(359)	787	(1,146)	(145.6)

Total non-interest income	$6,319	$4,108	$2,211	53.8	$9,528	$8,992	$536	6.0

As displayed in the above table, non-interest income increased $2.2 million and $536,000 for the three and six months ended June 30, 2014. Most of the increase is directly attributable to the merger with Legacy United.

Service Charges and Fees: Service charges and fees were $3.9 million and $6.0 million for the three and six months ended June 30, 2014, respectively, an increase of $1.9 million and $2.5 million from the comparable 2013 periods. $1.4 million of the increase for both the three and six months ended June 30, 2014 is attributable to the Merger. The remaining $500,000 and $1.1 million increase for the three and six months ended June 30, 2014, respectively, was due primarily (a) to increases in loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, (b) increases in fee income produced by the Company’s investment subsidiary, United Northeast Financial Advisors, Inc. and (c) fees derived from the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.

Net Gains From Sales of Securities: For the three months ended June 30, 2014, the Company recorded $589,000 in net gains on security sales compared to $329,000 in the same period in the prior year. Immediately upon the consummation of the Merger, the Company took certain steps to align the securities portfolios of Rockville and Legacy United which resulted in the Company recording approximately $542,000 of the current quarter gain on the sale of Rockville securities. The remaining increase of $47,000 for the three months ended June 30, 2014 as well as the $329,000 recorded in the prior year quarter was due to the Company’s evaluation of the portfolio for prepayment risk and reducing this exposure by executing sales.

For the six months ended June 30, 2014, the Company recorded $857,000 in net gains on security sales compared to $556,000 in the same prior year period. The increases reported for the six months ended June 30, 2014 and 2013 were due primarily to the same reasons discussed in the quarterly comparison.

Net Gains From Sales of Loans: Net gains from the sale of loans was $1.3 million and $1.7 million for the three and six months ended June 30, 2014, respectively, an increase of $283,000 for the three months and a decrease of $1.3 million for the six months ended June 30, 2014 from the comparable periods of 2013. The increase in volume was also due to additional mortgage loan officers and the strategy to foster relationships with local realtors to target purchase mortgage production and decrease reliance on the refinance business. The Company sold residential mortgage loans totaling $23.2 million in the second quarter of 2014 compared to $66.1 million in the second quarter of 2013. Mortgage loans sold for the six months ended June 30, 2014 and 2013 were $41.8 million and $129.0 million, respectively. Activity in the secondary market has not returned to 2013 levels due to higher interest rates reducing refinance activity as well as low levels of available inventory of properties for sale in the markets we serve.

BOLI Income: For the three and six months ended June 30, 2014, the Company recorded BOLI income of $750,000 and $1.3 million, respectively, an increase of $226,000 and $238,000 from the comparable periods in 2013. These increases were predominantly attributable to the Merger as the Company recorded $258,000 of income from policies associated with Legacy United. Additionally, the increase was slightly enhanced due to the additional purchase of $4.0 million of BOLI by Rockville in May 2013. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.

Other (loss) income: The Company recorded other losses of $196,000 and $359,000 for the three months and six months ended June 30, 2014, respectively, as compared to other income of $249,000 and $787,000 for the three and six months ended June 30, 2013, respectively. The decrease in other income for both the three and six months is due to (a) the change in the fair value recognized in net income for mortgage servicing rights which resulted in a $435,000 loss for the quarter and $573,000 year to date and losses on loan level swaps. These losses were offset partially by gains on the sale of other real estate owned.

Non-interest Expense:

Non-interest expense increased $30.3 million to $46.2 million for the three months ended June 30, 2013 and $33.9 million to $64.4 million for the six months ended June 30, 2014 primarily due to merger related expenses. Merger related expenses primarily included legal, accounting, consulting assistance, change in control payments, investment banker fees and vesting of equity awards. We expect that merger expenses resulting from the merger with Legacy United will continue during 2014 as we integrate the Legacy United systems into United Bank. The following table summarizes non-interest expense for the three and six months ended June 30, 2014 and 2013:

Non-Interest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013	$Change	% Change	2014	2013	$Change	% Change
Salaries and employee benefits	$14,541	$9,112	$5,429	59.6%	$24,783	$17,786	$6,997	39.3%
Service bureau fees	1,768	921	847	92.0	2,859	1,736	1,123	64.7
Occupancy and equipment	2,610	2,210	400	18.1	4,308	3,646	662	18.2
Professional fees	856	617	239	38.7	1,284	1,340	(56)	(4.2)
Marketing and promotions	280	98	182	185.7	509	168	341	203.0
FDIC insurance assessments	632	330	302	91.5	950	624	326	52.2
Other real estate owned	125	214	(89)	(41.6)	433	460	(27)	(5.9)
Core deposit intangible amortization	321	—	321	—	321	—	321	—
Merger related expense	20,945	—	20,945	—	22,774	—	22,774	—
Other	4,099	2,356	1,743	74.0	6,213	4,768	1,445	30.3

Total non-interest expense	$46,177	$15,858	$30,319	191.2	$64,434	$30,528	$33,906	111.1

Salaries and Employee Benefits: Salaries and employee benefits was $14.5 million for the three months ended June 30, 2014, an increase of $5.4 million from the comparable 2013 period. Salaries and employee benefits was $24.8 million for the six months ended June 30, 2014, an increase of $7.0 million from the comparable 2013 period.

Salaries and employee benefits represented the largest increase in non-interest expense after merger expenses. Salary expense was the primary reason for this increase as 421 employees from Legacy United were added to the payroll upon completion of the Merger. Other factors driving the increase included (a) new hires that were part of the restructured management team and the addition of new revenue producing commission-based mortgage loan officers, (b) increased commissions and incentives on mortgage originations and product sales, (c) increased health care costs related to the Company’s self-insurance plan, and (d) to a lesser extent, to general salary increases. These increases were partially offset by decreases in pension costs due to the changes in the discount rate used in the calculation of the pension liability and 401(k) expenses.

Service Bureau Fees: Service bureau fees increased $847,000 for the three months ended June 30, 2014 and $1.1 million for the six months ended June 30, 2014 compared to the 2013 periods. The increase is primarily attributable to the Merger as the Company has not converted operating systems and is operating under two platforms until system conversion date which is scheduled for the fourth quarter 2014. Approximately $700,000 of the three and six month increases were directly related to operating two platforms. Non Merger expense increases were related to increases in ATM servicing fees, Wide Area Network fees and other service bureau fees.

Occupancy and Equipment: Occupancy and equipment expense was $2.6 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $400,000. For the six months ended June 30, 2014 occupancy and equipment increased $662,000 to $4.3 million from the same period in the prior period.

Occupancy and equipment expense increased as we added 35 branches to our branch network with the Merger.

Increased expenses due to the Merger approximated $1.0 million for the three and six months ended June 30, 2014, respectively. In the prior year’s second quarter, the Company decided to close a retail branch facility as of November 30, 2013 and recognized approximately $809,000 of expense representing the write down of unamortized leasehold improvements and a negotiated payment for the lease buyout.

Professional Fees: For the three and six months ended June 30, 2014, the Company recorded professional fees of $856,000 and $1.3 million, respectively, an increase of $239,000 and a decrease of $56,000 from the comparable 2013 periods. The second quarter was impacted by the Merger as the Company incurred additional legal and external auditor expenses. The year to date results were also impacted by the Merger, but had the benefit of reduced consulting fees period over period as certain projects the Company had undertaken were completed or scaled back.

Marketing and Promotions: Marketing and promotion expense was $280,000 and $98,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $182,000. For the six months ended June 30, 2014 marketing and promotions increased $341,000 to $509,000 from the same period in the prior year. The increases for both the three and six months ended June 30, 2014 is attributable to the Company curtailing marketing and promotions in the prior year periods compared to the current year periods.

Core Deposit Intangible: The $321,000 increase in core deposit intangible amortization for both the three and six months ended June 30, 2014 is directly attributable to the Merger. The Company is amortizing the core deposit intangible over 10 years using the sum-of-the-years-digits method.

Other Expenses: For the three and six months ended June 30, 2014, other expenses recorded by the Company were $4.1 million and $6.2 million, respectively, an increase of $1.7 million and $1.4 million from the comparable 2013 periods. Both the three and six month periods ended June 30, 2014 were impacted by the Merger which is the main driver for the increase in the periods.

Income Tax Provision: The provision for income taxes was $512,000 and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for the three months ended June 30, 2014 was (10.1%) as compared to 27.5% for the same period in 2013. The provision for income taxes was $975,000 and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for this period was (26.8%) as compared to 27.8% for the same period in 2013. The decrease in the estimated annualized effective tax rate for both the three and six months ended June 30, 2014 as compared to prior years was primarily due to a pretax loss for the quarter and year to date as a result of expenses associated with the merger of the Company and Legacy United in 2014 partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the merger. The projected tax rate for 2014 is expected to be approximately 10%.

Financial Condition, Liquidity and Capital Resources

Summary:

The Company had total assets of $5.16 billion at June 30, 2014 and $2.30 billion at December 31, 2013, an increase of $2.86 billion, or 124.3%, primarily due to the acquired assets in the Merger of $2.44 billion. Excluding the impact of the Merger, total assets increased $460.1 million as of June 30, 2014 compared to December 31, 2013. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston and other borrowings to fund the growth in securities and loans.

Net loans of $3.67 billion at June 30, 2014 increased $1.97 billion or 115.9% when compared to net loans of $1.70 billion at December 31, 2013, primarily due to the acquired loans in the Merger of $1.87 billion.

Total deposits of $3.98 billion at June 30, 2014 increased $2.24 billion or 128.7% when compared to total deposits of $1.74 billion at December 31, 2013, primarily due to the acquired deposits in the Merger of $1.94 billion. Non-interest-bearing deposits increased $383.3 million, or 143.8%, primarily due to the acquired non-interest bearing deposits in the Merger of $333.2 million. Interest-bearing deposits increased $1.86 billion, or 126.6%, primarily due to the acquired interest bearing deposits in the Merger of $1.61 billion. The Bank’s net loan-to-deposit ratio was 92.4% at June 30, 2014, compared to 97.8% at December 31, 2013.

At June 30, 2014, total equity of $652.6 million increased $353.2 million when compared to total equity of $299.4 million at December 31, 2013. The primary change in equity for the period-ended June 30, 2014 was the issuance of 26.7 million shares related to the Merger which resulted in $358.1 million of additional shareholders’ equity. At June 30, 2014, the tangible common equity ratio was 9.9% compared to 12.8% at December 31, 2013.

See Note 12, “Regulatory Matters” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities:

The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.

The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	June 30, 2014		December 31, 2013
(In thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,959	$6,512	$6,801	$6,031
Government-sponsored residential mortgage-backed securities	369,265	371,949	96,708	95,662
Government-sponsored residential collateralized debt obligations	172,954	172,394	69,568	67,751
Government-sponsored commercial mortgage-backed securities	13,706	13,323	13,841	12,898
Government-sponsored commercial collateralized debt obligations	5,041	4,954	5,043	4,706
Asset-backed securities	190,597	190,968	107,699	106,536
Corporate debt securities	39,157	38,166	43,586	42,486
Obligations of states and political subdivisions	133,766	132,954	67,142	62,505

Total debt securities	931,445	931,220	410,388	398,575

Marketable equity securities, by sector:
Banks	17,103	17,499	3,068	3,047
Industrial	109	199	109	211
Mutual funds	2,808	2,884	2,793	2,844
Oil and gas	131	231	131	226

Total marketable equity securities	20,151	20,813	6,101	6,328

Total available for sale securities	$951,596	$952,033	$416,489	$404,903

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,416	$13,134	$10,087	$10,153
Government-sponsored residential mortgage-backed securities	3,345	3,737	3,743	4,107

	$15,761	$16,871	$13,830	$14,260

The available for sale securities portfolio increased by $547.1 million to $952.0 million, while the held to maturity portfolio increased by $2.0 million to $15.8 million at June 30, 2014. In connection with the Merger, we acquired securities of $378.7 million that was classified as available for sale.

Upon the acquisition of the Legacy United investment portfolio, Management took action to re-characterize the acquired portfolio to a position that was closely aligned with the composition of the Rockville portfolio, which had been strategically structured under a barbell approach. The re-characterization of the portfolio involved the sale of longer dated investments, inclusive of $213.5 million in mortgage backed securities and the purchase of investments that are closely aligned with the Company’s barbell strategy of incrementally shortening the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. Under the re-characterization, the barbell strategy focused on shorter duration assets consisting of $58.5 million in floating rate Volcker compliant Collateralized Loan Obligations and $83.5 million in shorter duration cash flowing US Government Agency Collateralized Mortgage Obligations, as well as $30.7 million of longer duration Municipal Bonds. Incremental portfolio growth for the quarter focused on the purchase of cash flowing securities inclusive of $119.5 million of fixed rate Government Sponsored Mortgage Backed Securities structured along the yield curve. The Company limits purchases in the municipal bonds, collateralized loan obligations and non-guaranteed corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.

During the three and six months ended June 30, 2014, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $293.3 million in securities that are in an unrealized loss position at June 30, 2014. Approximately $284.5 million of this total had been in an unrealized loss position for less than twelve months with the remaining $8.8 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 6, “Derivatives and Hedging Activities,” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Lending Activities:

The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of June 30, 2014 and December 31, 2013.

Loan Portfolio Analysis

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,328,982	36.0%	$634,447	42.6%
Commercial	1,635,629	44.3	776,913	43.4
Construction	112,778	3.1	52,243	3.1

Total real estate loans	3,077,389	83.4	1,463,603	89.1

Commercial business loans	597,931	16.2	247,932	10.7
Installment and collateral loans	17,795	0.4	2,257	0.2

Total loans	3,693,115	100.0%	1,713,792	100.0%

Net deferred loan costs and premiums	3,164		2,403
Allowance for loan losses	(21,343)		(19,183)

Loans - net	$3,674,936		$1,697,012

As shown above, gross loans were $3.69 billion, up $1.98 billion, or 115.5%, at June 31, 2014 from year-end 2013. The amount of outstanding gross loans increased $1.87 billion, which includes $8.5 million of purchased credit impaired loans, as a direct result of the Merger on April 30, 2014. Excluding the Merger, the Company primarily experienced increases in residential real estate, construction and commercial business loans.

Commercial real estate loans represent the largest segment of our loan portfolio at 44.3% of total loans and increased $858.7 million to $1.64 billion from December 31, 2013. The Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2014, comprising 36.0% of total loans. The increase of $694.5 million from December 31, 2013 primarily reflects acquired balances. The Company had organic originations of both adjustable and fixed rate mortgages of $140.6 million during the first half of the year, with approximately $80.2 million originated for portfolio.

The Company opportunistically sells a majority of originated fixed rate residential real estate loans with terms of 15 to 30 years. The strong mortgage origination activity was driven by our number of loan officers, the quality of referrals they receive from centers of influence in the real estate market and the responsiveness we have to prospective mortgage customers.

Construction real estate loans totaled $112.8 million at June 30, 2014, an increase of $60.5 million from December 31, 2013. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $6.8 million at June 30, 2014 compared to $6.2 million at December 31, 2013.

Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $106.0 million at June 30, 2014, $61.9 million of which is residential use and $44.1 million commercial use, compared to total commercial real estate construction loans of $46.0 million at December 31, 2013, $22.3 million of which is residential use and $23.7 million is commercial use.

Commercial business loans increased to $597.9 million and included production from the Shared National Credit program. A newly formed business line within Commercial Banking “Corporate Loan Strategies” engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.

The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.

The Company occasionally originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At June 30, 2014, there were no loans with an interest reserve funded by the Bank.

It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At June 30, 2014 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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

The following table details asset quality ratios for the following periods:

Asset Quality Ratios

	At June 30, 2014	At December 31, 2013
Non-performing loans as a percentage of total loans	0.52%	0.80%
Non-performing assets as a percentage of total assets	0.43%	0.59%
Net charge-offs as a percentage of average loans (1)	0.03%	0.08%
Allowance for loan losses as a percentage of total loans	0.58%	1.12%
Allowance for loan losses to non-performing loans	111.67%	140.50%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets

Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2014 and December 31, 2013, no orginated loans greater than 90 days past due were accruing. At June 30, 2014, purchased loans from Legacy United totaling $11.1 million were past due 90 days or more and still accruing.

The following table details non-performing assets for the periods presented:

Non-performing Assets

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$8,366	37.47%	$8,481	55.86%
Commercial	168	0.75	656	4.32
Construction	665	2.98	1,518	10.00
Commercial business loans	5,516	24.71	1,259	8.29
Installment and collateral loans	18	0.08	3	0.02

Total non-accrual loans, excluding troubled debt restructured loans	14,733	65.99	11,917	78.49
Troubled debt restructurings - non-accruing	4,380	19.62	1,737	11.45

Total non-performing loans	19,113	85.61	13,654	89.94
Other real estate owned	3,213	14.39	1,529	10.06

Total non-performing assets	$22,326	100.00%	$15,183	100.00%

As displayed in the table above, non-performing assets at June 30, 2014 increased to $22.3 million compared to $15.2 million at December 31, 2013. The increase was due to increases in non-accrual loans including troubled debt restructured loans and other real estate owned. The increase in non-accrual loans primarily reflects one commercial business loan relationship totaling $4.3 million and a troubled debt restructured loan for $2.6 million, which experienced a payment default during the second quarter 2014 resulting in a change from accrual to nonaccrual status. The increase in other real estate owned was due to owned properties acquired from Legacy United totaling $2.4 million, partially offset by sales.

Residential real estate non-accrual loans decreased $115,000 primarily due to ongoing collection efforts. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 99 loans in the residential real estate non-performing category, including troubled debt restructured loans totaling $1.6 million, representing 0.1% of the total residential real estate portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.

Commercial real estate non-accrual loans decreased $488,000, reflecting transfers of two loans into other real estate owned and a loan payoff, which were partially offset by the addition of two loans on non-accrual status. Non-accrual construction loans decreased $853,000 due to principal reductions as well as the transfer of one loan into other real estate owned.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of three larger construction relationships and a residential real estate loan, which comprised the majority of the $3.9 million increase in the first six months of 2014, partially offset by paydowns and payoffs totaling $1.6 million.

The following tables provide detail of TDR balances and activity for the periods presented:

Troubled Debt Restructuring Balances

	At June 30,	At December 31,
(In thousands)	2014	2013
Recorded investment in TDRs:
Accrual status	$9,784	$8,478
Non-accrual status	4,380	1,737

Total recorded investment	$14,164	$10,215

Accruing TDRs performing under modified terms for more than one year	$1,182	$1,302
TDR allocated reserves included in the balance of allowance for loan losses	$750	$—
Additional funds committed to borrowers in TDR status	$—	$—

Troubled Debt Restructuring Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
TDRs, beginning of period	$14,219	$6,816	$10,216	$3,760
New TDR status	1,287	886	5,547	3,994
Paydowns/draws on existing TDRs, net	(1,342)	(638)	(1,599)	(688)
Charge-offs post modification	—	(150)	—	(152)

TDRs, end of period	$14,164	$6,914	$14,164	$6,914

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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2014, actual results may prove different and the differences could be significant.

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

The Company had a loan loss allowance of $21.3 million, or 0.58%, of total loans at June 30, 2014 as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2014 increased $124,000 to $371,000 compared to December 31, 2013. See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2014 and 2013.

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2014, the reserve for unfunded credit commitments was $684,000 compared to a reserve for unfunded credit commitments of $553,000 at June 30, 2013.

Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances, reverse repurchase agreements, federal funds lines, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

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

Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Retail Pricing Committee meets weekly and a Management ALCO Committee meets monthly, to determine pricing and marketing initiatives. Actions of these committees influence the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

The following table presents deposits by category as of the dates indicated:

Deposits

(In thousands)	June 30, 2014	December 31, 2013
Demand deposits	$649,929	$244,996
NOW accounts	314,211	175,363
Regular savings and club accounts	559,175	219,635
Money market and investment savings	946,037	524,638

Total core deposits	2,469,352	1,164,632
Time deposits	1,508,811	570,573

Total deposits	$3,978,163	$1,735,205

Deposits totaled $3.98 billion at June 30, 2014, up $2.24 billion from the balance at December 31, 2013. Core deposits increased $1.31 billion, or 112.3%, from year end as the Company’s strategy has been to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.

Time deposits included brokered certificate of deposits of $236.4 million and $87.0 million at June 30, 2014 and December 31, 2013, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in market time deposits totaled $1.27 billion at June 30, 2014. United Bank is a member of the Certificate Deposit Account Registry Service network.

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

Total Federal Home Loan Bank of Boston advances increased $188.9 million to $380.9 million at June 30, 2014 compared to $192.0 million at December 31, 2013. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loans portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At June 30, 2014, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.20% to 7.15%. The average cost of FHLBB advances was 1.22% for the quarter ended June 30, 2014. FHLBB borrowings represented 7.4% and 8.3% of assets at June 30, 2014 and December 31, 2013, respectively.

In addition, borrowings under reverse purchase agreements totaled $94.2 million as of June 30, 2014. The outstanding borrowings consisted of six individual agreements with remaining terms of thirty seven months or less and a weighted-average cost of 0.95%.

Subordinated debentures totaling $7.7 million at June 30, 2014 were acquired through the Merger.

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

A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2014, $89.4 million of the Company’s assets were invested in cash and cash equivalents compared to $45.2 million at December 31, 2013. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At June 30, 2014, the Company had $380.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $154.4 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $97.5 million at June 30, 2014. Internal policies limit wholesale borrowings to 30% of total assets, or $1.55 billion, at June 30, 2014. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $95.9 million at June 30, 2014. No federal funds purchased were outstanding at June 30, 2014. At June 30, 2014, the Company had outstanding commitments to originate loans of $200.0 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $704.3 million. At June 30, 2014, time deposits scheduled to mature in less than one year totaled $807.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The main source of liquidity at the parent company level is dividends from United Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2014, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 11, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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

General: The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Risk Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Risk Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.

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

Quantitative Analysis

Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated
	Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	2.47%	1.40%
50 basis point decrease in rates	3.05	4.97

United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, coupled with little opportunity to decrease deposit rates further due to their current low nominal level, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2014, income at risk over the next twelve months (i.e., the change in net interest income) decreased 2.47% and decreased 3.05% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

The Company is not involved in any legal proceedings deemed to be material as of June 30, 2014 which have arisen in the normal course of business.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended June 30, 2014.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2014	—	$—	1,156,891	1,573,135
May 1 - 31, 2014	89,195	12.68	1,246,086	1,483,940
June 1 - 30, 2014	—	—	1,246,086	1,483,940

Total	89,195	$12.68	1,246,086	1,483,940

(1)	Includes dealer commission expense to purchase the securities

The Company has no intention to terminate this plan or cease any potential future purchases. As of June 30, 2014, there were 1,483,940 maximum shares that may yet be purchased under this publicly announced plan.

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

32.	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

Date: August 8, 2014