Form 10-Q
period 2014-09-30
United Financial Bancorp, Inc.
filed 2014-11-07
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.
Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 51,072,984 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements - Unaudited
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$58,109	$20,308
Short-term investments	26,876	24,927
Total cash and cash equivalents	84,985	45,235
Available for sale securities - at fair value	1,012,780	404,903
Held to maturity securities - at amortized cost	15,556	13,830
Loans held for sale	6,332	422
Loans receivable (net of allowance for loan losses of $22,304 at September 30, 2014 and $19,183 at December 31, 2013)	3,772,522	1,697,012
Federal Home Loan Bank of Boston stock	30,090	15,053
Accrued interest receivable	14,712	5,706
Deferred tax asset, net	25,974	10,697
Premises and equipment, net	57,595	24,690
Goodwill	114,160	1,070
Core deposit intangible	9,783	—
Derivative assets	4,296	7,851
Cash surrender value of bank-owned life insurance	121,724	64,470
Other real estate owned	2,647	1,529
Other assets	40,650	9,147
	$5,313,806	$2,301,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$659,859	$266,609
Interest-bearing	3,369,143	1,468,596
Total deposits	4,029,002	1,735,205
Mortgagors’ and investors’ escrow accounts	6,649	6,342
Federal Home Loan Bank advances and other borrowings	594,873	240,228
Accrued expenses and other liabilities	31,916	20,458
Total liabilities	4,662,440	2,002,233
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 52,631,684 and 29,456,290 shares issued, and 52,631,684 and 25,968,404 outstanding, at September 30, 2014 and December 31, 2013, respectively)	556,501	243,776
Additional paid-in capital	15,828	15,808
Unearned compensation - ESOP	(6,400)	(7,151)
Retained earnings	88,311	96,078
Accumulated other comprehensive loss, net of tax	(2,874)	(4,766)
Treasury stock, at cost (3,487,886 shares at December 31, 2013)	—	(44,363)
Total stockholders’ equity	651,366	299,382
	$5,313,806	$2,301,615

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data) (Unaudited)	2014	2013	2014	2013
Interest and dividend income:
Loans	$40,119	$16,898	$92,329	$50,854
Securities - taxable interest	5,180	1,828	11,064	4,692
Securities - non-taxable interest	1,495	685	3,319	1,985
Securities - dividends	381	71	893	178
Interest-bearing deposits	26	18	65	60
Total interest and dividend income	47,201	19,500	107,670	57,769
Interest expense:
Deposits	3,990	2,000	9,294	5,862
Borrowed funds	1,018	627	2,396	1,826
Total interest expense	5,008	2,627	11,690	7,688
Net interest income	42,193	16,873	95,980	50,081
Provision for loan losses	2,633	532	5,163	1,326
Net interest income after provision for loan losses	39,560	16,341	90,817	48,755
Non-interest income:
Service charges and fees	3,944	2,571	9,962	6,125
Net gain from sales of securities	430	29	1,287	585
Net gain from sales of loans	667	1,736	2,407	4,797
Bank-owned life insurance	873	544	2,145	1,578
Net loss on limited partnership investments	(2,176)	—	(2,176)	—
Other income (loss)	338	220	(21)	1,007
Total non-interest income	4,076	5,100	13,604	14,092
Non-interest expense:
Salaries and employee benefits	17,791	8,962	42,574	26,748
Service bureau fees	3,016	888	5,875	2,624
Occupancy and equipment	3,278	1,514	7,586	5,160
Professional fees	1,081	608	2,365	1,948
Marketing and promotions	367	266	876	434
FDIC insurance assessments	785	247	1,735	871
Other real estate owned	136	173	569	633
Core deposit intangible amortization	481	—	802	—
Merger related expense	4,008	—	26,782	—
Other	3,979	2,105	10,192	6,873
Total non-interest expense	34,922	14,763	99,356	45,291
Income before income taxes	8,714	6,678	5,065	17,556
Provision (benefit) for income taxes	(1,271)	2,058	(296)	5,086
Net income	$9,985	$4,620	$5,361	$12,470
Net income per share:
Basic	$0.19	$0.18	$0.13	$0.47
Diluted	$0.19	$0.18	$0.13	$0.47
Weighted-average shares outstanding:
Basic	52,162,635	25,491,638	40,301,620	26,339,942
Diluted	52,750,658	25,832,623	40,636,247	26,680,762

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2014	2013	2014	2013
Net income	$9,985	$4,620	$5,361	$12,470
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains	(3,858)	(1,525)	9,022	(13,924)
Reclassification adjustment for gains realized in net income(1)	(430)	(29)	(1,287)	(585)
Net unrealized (losses) gains	(4,288)	(1,554)	7,735	(14,509)
Tax effect - benefit (expense)	1,544	544	(2,670)	5,077
Net-of-tax amount - securities available for sale	(2,744)	(1,010)	5,065	(9,432)
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	36	(102)	(4,851)	5,740
Tax effect - (expense) benefit	(13)	36	1,672	(2,009)
Net-of-tax amount - interest rate swaps	23	(66)	(3,179)	3,731
Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	—	196	—	588
Tax effect - expense	—	(68)	—	(206)
Net-of-tax amount - pension plans	—	128	—	382
Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	8	5	16	18
Reclassification adjustment for losses recognized in net periodic benefit cost(4)	—	17	—	54
Prior service cost arising during the period(5)	—	—	—	106
(Losses) gains arising during the period	(3)	—	(8)	—
Change in gains or losses and prior service costs	5	22	8	178
Tax effect - expense	(1)	(8)	(2)	(62)
Net-of-tax amount - post-retirement plans	4	14	6	116
Net-of-tax amount - pension and post-retirement plans	4	142	6	498
Total other comprehensive (loss) income	(2,717)	(934)	1,892	(5,203)
Comprehensive income	$7,268	$3,686	$7,253	$7,267
Notes: (In thousands)

(1)
Amounts are included in net gain from sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment for the three months ended September 30, 2014 and 2013 was $162 and $10, respectively, and $463 and $75 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was $68 and $206.

(3)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2014 was $1 and $2, respectively. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was $2 and $6, respectively.

(4)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2013 was $6 and $19, respectively.

(5)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2013 was $37.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	5,361	1,892	—	—	7,253
Issuance of common stock for acquisition of United Financial Bancorp , Inc.	26,706,401	356,365	—	—	—	—	—	—	356,365
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(304,895)	(3,853)	—	—	—	—	—	—	(3,853)
Share-based compensation expense	—	—	3,608	—	—	—	—	—	3,608
ESOP shares released or committed to be released	—	—	530	751	—	—	—	—	1,281
Shares issued for stock options exercised	213,585	3,009	(1,923)	—	—	—	(11,616)	137	1,223
Shares issued for restricted stock grants	133,943	1,752	(1,752)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(97,370)	(322)	(992)	—	—	—	—	—	(1,314)
Tax benefit from stock-based awards	—	—	549	—	—	—	—	—	549
Dividends paid ($0.30 per common share)	—	—	—	—	(13,128)	—	—	—	(13,128)
Balance at September 30, 2014	52,631,684	$556,501	$15,828	$(6,400)	$88,311	$(2,874)	—	$—	$651,366
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	12,470	(5,203)	—	—	7,267
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	2,129	—	—	—	—	—	2,129
ESOP shares released or committed to be released	—	—	398	864	—	—	—	—	1,262
Cancellation of shares for tax withholding	(24,118)	—	(410)	—	—	—	—	—	(410)
Reissuance of treasury shares in connection with restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	633	(9)
Reissuance of treasury shares in connection with stock options exercised	—	—	(245)	—	—	—	(82,171)	966	721
Treasury stock purchased	—	—	—	—	—	—	2,204,665	(28,759)	(28,759)
Forfeited unvested restricted stock	(6,141)	—	—	—	—	—	—	—	—
Tax benefit from stock-based awards	—	—	60	—	—	—	—	—	60
Dividends paid ($0.30 per common share)	—	—	—	—	(8,201)	—	—	—	(8,201)
Balance at September 30, 2013	29,457,104	$243,776	$14,717	$(7,442)	$96,573	$(9,250)	3,399,126	$(43,201)	$295,173

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2014	2013
Cash flows from operating activities:
Net income	$5,361	$12,470
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	1,762	395
Accretion of intangible assets and purchase accounting marks	(7,968)	—
Amortization of subordinated debt issuance costs	3	—
Share-based compensation expense	3,608	2,129
ESOP expense	1,281	1,262
Loss on extinguishment of debt	288	—
Tax benefit from stock-based awards	549	60
Provision for loan losses	5,163	1,326
Net gain from sales of securities	(1,287)	(585)
Loans originated for sale	(103,368)	(169,307)
Proceeds from sales of loans held for sale	99,841	138,407
Decrease (increase) in mortgage servicing asset	39	(2,657)
(Gain) loss on sales of other real estate owned	(209)	81
Net gain from sales of loans	(2,407)	(4,797)
Loss on disposal of equipment	—	55
Write-downs of other real estate owned	134	171
Depreciation and amortization	2,537	1,871
Deferred income tax expense (benefit)	5,631	(535)
Increase in cash surrender value of bank-owned life insurance	(2,145)	(1,578)
Net change in:
Deferred loan fees and premiums	(932)	(1,546)
Accrued interest receivable	(2,737)	(1,017)
Other assets	(15,823)	(2,004)
Accrued expenses and other liabilities	(442)	12,229
Net cash used in operating activities	(11,121)	(13,570)
Cash flows from investing activities:
Proceeds from sales of available for sale securities	308,603	44,880
Proceeds from calls and maturities of available for sale securities	15,043	—
Principal payments on available for sale securities	44,475	21,183
Principal payments on held to maturity securities	601	2,062
Purchases of available for sale securities	(622,303)	(209,191)
Purchases of held to maturity securities	(2,342)	(10,093)
Cash acquired from United Financial Bancorp, Inc.	25,410	—
Redemption of FHLBB stock	2,297	814
Proceeds from sale of other real estate owned	3,359	3,290
Proceeds from portfolio loan sales	—	63,743
Purchases of loans	(8,298)	(9,788)
Loan originations, net of principal repayments	(203,691)	(66,413)
Purchase of bank-owned life insurance	—	(4,000)
Purchases of premises and equipment	(10,036)	(4,696)
Net cash used in investing activities	(446,882)	(168,209)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2014	2013
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	60,050	20,849
Net increase in interest-bearing deposits	292,715	166,543
Net decrease in mortgagors’ and investors’ escrow accounts	(1,751)	(3,141)
Net increase in short-term FHLBB advances	73,790	304,000
Repayments of long-term FHLBB advances	(2,773)	—
Repayments of FHLBB borrowings and penalty	(12,466)	(274,052)
Net increase in other borrowings	30,506	23,192
Proceeds from issuance of subordinated debt, net of issuance costs	73,759	—
Proceeds from exercise of stock options and stock purchase plan	1,223	721
Common stock repurchased	(2,858)	(28,563)
Cancellation of shares for tax withholding	(1,314)	(410)
Cancellation of treasury shares	—	(9)
Deposits forfeited on other real estate owned property	—	6
Cash dividend paid on common stock	(13,128)	(8,201)
Net cash provided by financing activities	497,753	200,935
Net increase in cash and cash equivalents	39,750	19,156
Cash and cash equivalents, beginning of period	45,235	35,315
Cash and cash equivalents, end of period	$84,985	$54,471

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$14,773	$7,595
Income taxes, net	3,599	6,717
Transfer of loans to other real estate owned	2,018	2,831
Decrease in due to broker, investment purchases	(5,893)	—
Increase in due to broker, common stock buyback	995	196
Acquisition of noncash assets and liabilities:
Fair value of assets acquired	2,397,769	—
Fair value of liabilities assumed	2,154,465	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut, the Springfield region of Western Massachusetts, and the Worcester region of Central Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 68 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
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
Common Share Repurchases. The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances. Notwithstanding the foregoing, prior to January 1, 2014, the Consolidated Statement of Condition refers to repurchased shares as “treasury stock.”
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
The Company acquired 100% of the outstanding common shares and completed its merger with Legacy United on April 30, 2014. Legacy United’s principal subsidiary was a federally chartered savings bank headquartered in West Springfield, Massachusetts, which operated 35 branch locations, two express drive-up branches, and two loan production offices, primarily in the Springfield and Worcester regions of Massachusetts and in Central Connecticut. The Company entered into the Merger agreement based on its assessment of the anticipated benefits, including enhanced market share and expansion of its banking franchise. The Merger was accounted for as a purchase and, as such, was included in our results of operations from the date of the Merger. The Merger was funded with shares of Rockville common stock and cash. As of the close of trading on April 30, 2014, all of the shareholders of Legacy United received 1.3472 shares of Rockville for each share of Legacy United common stock owned at that date. Total consideration paid at closing was valued at $356.4 million, based on the closing price of $13.16 of Rockville common stock, the value of Legacy United exercisable options and cash paid for fractional shares on April 30, 2014. The following table summarizes the Merger at April 30, 2014.

(Dollars and shares in thousands)
		Transaction Related Items
Legacy United		Goodwill	Other Identifiable Intangibles	Shares Issued	Value of Legacy United Exercisable Options	Total Purchase Price
Balance at April 30, 2014
Assets	Equity
$2,442,525	$304,505	$113,090	$10,585	26,706	$4,909	$356,394
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

(In thousands)
	Legacy United	Adjustments		As Recorded at Acquisition
Assets:
Cash and cash equivalents	$25,439	$—		$25,439
Securities	351,836	668	a	352,504
Loans receivable, net	1,877,460	(13,583)	b	1,863,877
Federal Home Loan Bank Stock	17,334	—		17,334
Current and deferred tax asset	21,443	465	c	21,908
Premises and equipment, net	25,126	292	d	25,418
Goodwill	40,992	(40,992)	e	—
Core deposit intangible	2,945	7,640	f	10,585
Cash surrender value of bank-owned life insurance	55,105	—		55,105
Other assets	24,845	754	g	25,599
Total assets acquired	2,442,525	(44,756)		2,397,769
Liabilities:
Deposits	1,936,553	7,112	h	1,943,665
Federal Home Loan Bank and other borrowings	186,133	6,434	i	192,567
Accrued expenses and other liabilities	15,334	2,899	j	18,233
Total liabilities assumed	2,138,020	16,445		2,154,465
Net assets acquired	$304,505	$(61,201)		243,304
Consideration paid				356,394
Goodwill				$113,090
Explanation of adjustments:

a.	Represents the adjustment of the book value of securities to their estimated fair values.

b.
Loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value was determined by segregating the loans based on common risk characteristics, using market participant assumptions in estimating cash flows expected to be collected, adjusting for an estimate of future credit losses and then applying a market-based discount rate to those cash flows.

c.	Represents adjustments for deferred tax effects related to fair value adjustments and other purchase accounting adjustments.

d.	Represents the adjustment of the book value of acquired branch premises and equipment, which includes capital leases, to their estimated fair values.

e.	Represents the write-off of Legacy United’s goodwill.

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
The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded or adjusted after September 30, 2014, although such adjustments are not expected to be significant.
In connection with the acquisition, the Company recorded income of $3.3 million and $8.0 million for the three and nine months ended September 30, 2014 (before tax), respectively, in purchase accounting adjustment amortization, including amortization of the core deposit intangible.
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test.
The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $481,000 and $802,000 for the three and nine months ended September 30, 2014. Estimated annual amortization expense of the core deposit intangible asset, absent any impairment charges, for the remainder of this year and beyond, is summarized as follows:

(In thousands)
For the years ending December 31,
2014 (remaining three months)	$481
2015	1,796
2016	1,604
2017	1,411
2018	1,219
2019 and thereafter	3,272
Total	$9,783
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

The Company’s unaudited pro forma Condensed Consolidated Statements of Net Income for the nine months ended September 30, 2014 and 2013, assuming Legacy United had been acquired as of December 31, 2013 and 2012, respectively, are as follows (in thousands, except share and per share amounts):

	For the Nine Months Ended September 30,
	2014	2013
Interest and dividend income	$140,936	$137,208
Interest expense	13,655	13,239
Net interest income	127,281	123,969
Provision for loan losses	5,763	4,293
Non-interest income	16,541	22,881
Non-interest expense	127,431	93,713
Income before income taxes	10,628	48,844
Income taxes	1,609	14,603
Net income	$9,019	$34,241
Basic earnings per share	$0.17	$0.65
Diluted earnings per share	$0.17	$0.64
Weighted-average shares outstanding, basic	52,040,697	53,015,252
Weighted-average shares outstanding, diluted	52,375,325	53,731,009
The Company’s pro forma statements of net income for the nine-month period ended September 30, 2013 showed earnings per share of $0.64 compared to $0.17 per share for the nine-month period ended September 30, 2014.
The reduction in the pro forma income for the nine-month period ended September 30, 2014 was primarily due to the inclusion of merger and conversion costs of $26.8 million that are not included in the pro forma results for the nine-month period ended September 30, 2013. The Company recorded certain merger-related costs in connection with legal fees, change in control payments, severance costs, shareholder expenses, and other professional services.
The Company has determined that it is impractical to report the amounts of revenue and earnings of Legacy United since the acquisition date. Due to the integration of their operations with those of the Company, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the Consolidated Statements of Net Income.

Note 3.	Recent Accounting Pronouncements
Financial Statement Presentation - Going Concern. In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The ASU is not expected to impact the Company’s Consolidated Financial Statements.
Receivables - Troubled Debt Restructurings by Creditors. In August 2014, FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure which clarifies the classification and measurement of a foreclosed mortgage loan guaranteed by the government and due to diversity in practice, specifically provides for when a mortgage loan should be derecognized, and when a separate receivable based on principal and interest expected upon foreclosure should be recognized. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. If ASU 2014-04 (discussed below) is already adopted, early adoption is permitted. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Transfers and Servicing. In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU requires disclosure of information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, as well as increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation - Stock Compensation. In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The amendments in this ASU provide explicit guidance for those awards. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Receivables - Troubled Debt Restructurings by Creditors. In January 2014, FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Investments - Equity Method and Joint Ventures. In January 2014, FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects which provides guidance on accounting for investments in affordable housing projects that qualify for the low income housing credit. The guidance (a) amends the criteria for when investments in qualified affordable housing projects can be accounted for using a different method other than the equity method or cost and (b) identifies a proportional method as that different method. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Loans Held for Sale: The Company elected the fair value option for its portfolio of residential real estate mortgage loans held for sale to reduce certain timing differences and better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.
The aggregate principal amount of the residential real estate mortgage loans held for sale was $6.2 million and $424,000 at September 30, 2014 and December 31, 2013, respectively. The aggregate fair value of these loans as of the same dates was $6.3 million and $422,000, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2014 and December 31, 2013.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of net gains from sales of loans in the Consolidated Statements of Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage loans held for sale	$(439)	$185	$128	$(13)

Assets and Liabilities Measured at Fair Value on a Recurring Basis: The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2014. There was one transfer to Level 3 from Level 2 of $1.6 million for mortgage servicing rights during the nine months ended September 30, 2013.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,653	$—	$6,653	$—
Government-sponsored residential mortgage-backed securities	373,216	—	373,216	—
Government-sponsored residential collateralized debt obligations	205,879	—	205,879	—
Government-sponsored commercial mortgage-backed securities	13,213	—	13,213	—
Government-sponsored commercial collateralized debt obligations	4,904	—	4,904	—
Asset-backed securities	179,388	—	44,860	134,528
Corporate debt securities	44,641	—	43,001	1,640
Obligations of states and political subdivisions	159,003	—	159,003	—
Marketable equity securities	25,883	3,288	22,595	—
Total available for sale securities	$1,012,780	$3,288	$873,324	$136,168
Mortgage loan derivative assets	$397	$—	$397	$—
Loans held for sale	6,332	—	6,332	—
Mortgage servicing rights	4,906	—	—	4,906
Interest rate swap assets	3,899	—	3,899	—
Interest rate swap liabilities	1,643	—	1,643	—
December 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,031	$—	$6,031	$—
Government-sponsored residential mortgage-backed securities	95,662	—	95,662	—
Government-sponsored residential collateralized-debt obligations	67,751	—	67,751	—
Government-sponsored commercial mortgage-backed securities	12,898	—	12,898	—
Government-sponsored commercial collateralized-debt obligations	4,706	—	4,706	—
Asset-backed securities	106,536	—	35,095	71,441
Corporate debt securities	42,486	—	41,016	1,470
Obligations of states and political subdivisions	62,505	—	62,505	—
Marketable equity securities	6,328	3,280	2,996	52
Total available for sale securities	$404,903	$3,280	$328,660	$72,963
Mortgage loan derivative assets	$146	$—	$146	$—
Mortgage loan derivative liabilities	107	—	107	—
Mortgage servicing rights	4,103	—	—	4,103
Interest rate swap assets	7,705	—	7,705	—
Interest rate swap liabilities	428	—	428	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Available for Sale Securities:
Balance at beginning of period	$135,231	$54,819	$72,963	$8,312
Purchases	4,599	2,785	67,772	49,729
Principal payments	(3,255)	(550)	(5,415)	(550)
Total unrealized gains (losses) included in other comprehensive income/loss	(407)	269	848	(168)
Balance at end of period	$136,168	$57,323	$136,168	$57,323
Mortgage Servicing Rights:
Balance at beginning of period	$4,554	$3,336	$4,103	$—
Transfers to Level 3	—	—	—	1,554
Addition of Legacy United mortgage servicing rights	—	—	764	—
Issuances	455	460	773	1,032
Settlements	(37)	(36)	(95)	(123)
Change in fair value recognized in net income	(66)	(51)	(639)	1,246
Balance at end of period	$4,906	$3,709	$4,906	$3,709
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
Loans Held for Sale: The fair value of residential mortgage loans held for sale is estimated using quoted market prices for loans with similar characteristics provided by government-sponsored entities. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk The Company has determined that loans held for sale are classified in Level 2 of the valuation hierarchy.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower of amortized cost or fair value accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans	$1,683	$—	$—	$1,683
Other real estate owned	2,647	—	—	2,647
Total	$4,330	$—	$—	$4,330
December 31, 2013
Impaired loans	$509	$—	$—	$509
Other real estate owned	1,529	—	—	1,529
Total	$2,038	$—	$—	$2,038
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
Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Impaired loans	$186	$(209)	$(461)	$(821)
Other real estate owned	34	(12)	205	(81)
Total	$220	$(221)	$(256)	$(902)
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
Loans Held for Sale: Refer to the above discussion on loans held for sale.
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

As of September 30, 2014 and December 31, 2013, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying Value	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
September 30, 2014
Financial assets:
Cash and cash equivalents	$84,985	$84,985	$—	$—	$84,985
Available for sale securities	1,012,780	3,288	873,325	136,167	1,012,780
Held to maturity securities	15,556	—	16,775	—	16,775
Loans held for sale	6,332	—	6,332	—	6,332
Loans receivable-net	3,772,522	—	—	3,838,252	3,838,252
FHLBB stock	30,090	—	—	30,090	30,090
Accrued interest receivable	14,712	—	—	14,712	14,712
Derivative assets	4,296	—	4,296	—	4,296
Mortgage servicing rights	4,906	—	—	4,906	4,906
Financial liabilities:
Deposits	4,029,002	—	—	3,860,005	3,860,005
Mortgagors’ and investors’ escrow accounts	6,649	—	—	6,649	6,649
FHLBB advances and other borrowings	594,873	—	—	590,540	590,540
Derivative liabilities	1,643	—	1,643	—	1,643
December 31, 2013
Financial assets:
Cash and cash equivalents	45,235	45,235	—	—	45,235
Available for sale securities	404,903	3,280	328,660	72,963	404,903
Held to maturity securities	13,830	—	14,260	—	14,260
Loans held for sale	422	—	422	—	422
Loans receivable-net	1,697,012	—	—	1,702,686	1,702,686
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,706	—	—	5,706	5,706
Derivative assets	7,851	—	7,851	—	7,851
Mortgage servicing rights	4,103	—	—	4,103	4,103
Financial liabilities:
Deposits	1,735,205	—	—	1,626,071	1,626,071
Mortgagors’ and investors’ escrow accounts	6,342	—	—	6,342	6,342
FHLBB advances and other borrowings	240,228	—	—	242,458	242,458
Derivative liabilities	535	—	535	—	535
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 5.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale and held-to-maturity securities at September 30, 2014 and December 31, 2013 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,962	$64	$373	$6,653
Government-sponsored residential mortgage-backed securities	372,472	2,055	1,311	373,216
Government-sponsored residential collateralized debt obligations	207,379	316	1,816	205,879
Government-sponsored commercial mortgage-backed securities	13,638	—	425	13,213
Government-sponsored commercial collateralized debt obligations	5,039	—	135	4,904
Asset-backed securities	179,857	711	1,180	179,388
Corporate debt securities	46,503	52	1,914	44,641
Obligations of states and political subdivisions	159,036	594	627	159,003
Total debt securities	990,886	3,792	7,781	986,897
Marketable equity securities, by sector:
Banks	22,690	252	346	22,596
Industrial	109	79	—	188
Mutual funds	2,815	76	5	2,886
Oil and gas	131	82	—	213
Total marketable equity securities	25,745	489	351	25,883
Total available for sale securities	$1,016,631	$4,281	$8,132	$1,012,780
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,406	$862	$—	$13,268
Government-sponsored residential mortgage-backed securities	3,150	357	—	3,507
Total held to maturity securities	$15,556	$1,219	$—	$16,775
December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,801	$39	$809	$6,031
Government-sponsored residential mortgage-backed securities	96,708	1,493	2,539	95,662
Government-sponsored residential collateralized debt obligations	69,568	26	1,843	67,751
Government-sponsored commercial mortgage-backed securities	13,841	—	943	12,898
Government-sponsored commercial collateralized debt obligations	5,043	—	337	4,706
Asset-backed securities	107,699	259	1,422	106,536
Corporate debt securities	43,586	808	1,908	42,486
Obligations of states and political subdivisions	67,142	—	4,637	62,505
Total debt securities	410,388	2,625	14,438	398,575
Marketable equity securities, by sector:
Banks	3,068	—	21	3,047
Industrial	109	102	—	211
Mutual funds	2,793	68	17	2,844
Oil and gas	131	95	—	226
Total marketable equity securities	6,101	265	38	6,328
Total available for sale securities	$416,489	$2,890	$14,476	$404,903
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,743	$364	$—	$4,107
Obligations of states and political subdivisions	10,087	108	42	10,153
	$13,830	$472	$42	$14,260

At September 30, 2014, the net unrealized loss on securities available for sale of $3.9 million, net of an income tax benefit of $1.4 million, or $2.5 million, is included in accumulated other comprehensive loss. The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities, collateralized debt obligations and asset-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$317	$316	$—	$—
After 1 year through 5 years	2,716	2,736	—	—
After 5 years through 10 years	49,029	48,492	1,209	1,228
After 10 years	160,439	158,753	11,197	12,040
	212,501	210,297	12,406	13,268
Government-sponsored residential mortgage-backed securities	372,472	373,216	3,150	3,507
Government-sponsored residential collateralized debt obligations	207,379	205,879	—	—
Government-sponsored commercial mortgage-backed securities	13,638	13,213	—	—
Government-sponsored commercial collateralized debt obligations	5,039	4,904	—	—
Asset-backed securities	179,857	179,388	—	—
Total debt securities	$990,886	$986,897	$15,556	$16,775
At September 30, 2014, the Company had 241 encumbered securities with a fair value of $308.2 million pledged as derivative collateral and collateral for reverse repurchase borrowings. At December 31, 2013, the Company had eighteen encumbered securities with a fair value of $52.0 million pledged as collateral for reverse repurchase borrowings.
For the three months ended September 30, 2014 and 2013, gross gains of $629,000 and $184,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $199,000 realized on the sale of available for sale securities for the three months ended September 30, 2014 compared to $155,000 realized losses for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, gross gains of $1.9 million and $805,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $645,000 realized on the sale of available for sale securities for the nine months ended September 30, 2014 compared to $220,000 of realized losses for the nine months ended September 30, 2013.
As of September 30, 2014, the Company did not own any securities of a single private label issuer, other than securities guaranteed by the U.S. Government or government-sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The Company’s Management Investment Committee reviews exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of September 30, 2014, the estimated fair value of this portfolio was $172.3 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $172.3 million, $68.9 million were representative of general obligation bonds for which $47.2 million are obligations of political subdivisions of the respective states. For all municipal debt purchases, the Management Investment Committee under the direction of the ALCO (“Asset/Liability Committee”) approved various conditions prior to purchase and quarterly thereafter, including the requirement that underlying ratings be A/A2 or higher. Generally, the Company does not utilize enhanced National Recognized Statistical Rating Organizations ratings, which include credit support provided by a state credit enhancement program. The Company analyzes the issuers’ credit trends and other factors that may impact the ability to service its debt and will proactively sell a position that shows potential weaknesses. At September 30, 2014, one security, with an estimated fair value of $1.1 million and an underlying rating of A2, was enhanced by the Texas Permanent School Fund, an AAA rated entity.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2014
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,620	$373	$4,620	$373
Government-sponsored residential mortgage-backed securities	163,355	529	29,296	782	192,651	1,311
Government-sponsored residential collateralized debt obligations	146,032	1,142	17,153	674	163,185	1,816
Government-sponsored commercial mortgage-backed securities	—	—	13,213	425	13,213	425
Government-sponsored commercial collateralized debt obligations	—	—	4,904	135	4,904	135
Asset-backed securities	68,653	652	28,415	528	97,068	1,180
Corporate debt securities	30,938	651	8,200	1,263	39,138	1,914
Obligations of states and political subdivisions	42,097	200	31,929	427	74,026	627
Total debt securities	451,075	3,174	137,730	4,607	588,805	7,781
Marketable equity securities	16,473	346	199	5	16,672	351
	$467,548	$3,520	$137,929	$4,612	$605,477	$8,132
December 31, 2013
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,184	$809	$—	$—	$4,184	$809
Government-sponsored residential mortgage-backed securities	58,474	2,539	—	—	58,474	2,539
Government-sponsored residential collateralized debt obligations	56,339	1,843	—	—	56,339	1,843
Government-sponsored commercial mortgage-backed securities	12,898	943	—	—	12,898	943
Government-sponsored commercial collateralized debt obligations	4,706	337	—	—	4,706	337
Asset-backed securities	70,802	1,422	—	—	70,802	1,422
Corporate debt securities	17,567	531	1,470	1,377	19,037	1,908
Obligations of states and political subdivisions	56,441	3,967	6,064	670	62,505	4,637
Total debt securities	281,411	12,391	7,534	2,047	288,945	14,438
Marketable equity securities	3,047	21	1,272	17	4,319	38
	$284,458	$12,412	$8,806	$2,064	$293,264	$14,476
Of the securities summarized above as of September 30, 2014, 178 issues had unrealized losses equaling 0.7% of the amortized cost basis for less than twelve months and 110 issues had an unrealized loss of 3.2% of the amortized cost basis for twelve months or more. As of December 31, 2013, 109 issues had unrealized losses equaling 4.2% of the cost basis for less than twelve months and 90 issues had unrealized losses equaling 19.0% of the amortized cost basis for twelve months or more.

As of September 30, 2014, there were no held to maturity securities with unrealized losses. As of December 31, 2013, two held to maturity securities had unrealized losses equaling 1.0% of the amortized cost basis for less than twelve months. Management believes that no individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2014. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider any of its securities to be other-than-temporarily impaired at September 30, 2014.
U.S. Government and government-sponsored enterprises and residential mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by spread widening on the government curve for maturities of 10 years and under to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities.
U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage- backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by spread widening on the government curve for maturities of 10 years and under to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to 20 securities, with no geographic concentration. The unrealized loss was due to a shift in the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2014 and December 31, 2013 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
September 30, 2014
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$125,000	6.60	TBD	(1)	2.41%		$2,396
Interest rate swaps	25,000	2.66	0.23%		0.90%		142
Fair value hedge:
Interest rate swaps	35,000	2.98	1.04%		0.22%	(2)	(203)
Non-hedging derivatives:
Forward loan sale commitments	22,584	0.1					25
Derivative loan commitments	20,727	0.1					372
Loan level swaps - dealer(3)	49,079	7.69	2.03%		4.42%		(1,435)
Loan level swaps - borrowers(3)	49,079	7.69	4.42%		2.03%		1,355
Total	$326,469						$2,652
December 31, 2013
Cash flow hedge:
Forward starting interest rate swaps on future borrowings	$100,000	7.00	TBD	(1)	2.40%		$7,389
Fair value hedge:
Interest rate swaps	20,000	4.02	1.10%		0.22%	(2)	(183)
Non-hedging derivatives:
Forward loan sale commitments	2,695	0					19
Derivative loan commitments	2,271	0					20
Loan level swaps - dealer(3)	25,205	8.52	2.04%		4.58%		(240)
Loan level swaps - borrowers(3)	25,205	8.52	4.58%		2.04%		310
Total	$175,376						$7,315

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $349,000 from accumulated other comprehensive loss to interest expense during the next 12 months as the Company’s earliest effective date is July 2015.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 24 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2014, the Company had five outstanding interest rate derivatives with a notional value of $150.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The Company recognized a net reduction to interest expense related to net settlements of $23,000 for the nine months ended September 30, 2014 and a negligible net reduction to interest expense for the three months ended September 30, 2014, compared to net reductions of $37,000 and $40,000, respectively for the three and nine months ended September 30, 2013. Amounts recognized as interest expense related to hedge ineffectiveness were negligible.
As of September 30, 2014, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of September 30, 2014, the Company had seven borrower-facing interest rate derivatives with an aggregate notional amount of $49.1 million and seven broker derivatives with an aggregate notional value amount of $49.1 million related to this program.
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
Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2014 and December 31, 2013.
Fair Values of Derivative Instruments

		Fair Value
(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	Derivative Assets	$2,539	$7,389
Interest rate swaps - fair value hedge	Derivative Assets	5	5
Interest rate swaps - fair value hedge	Other Liabilities	(208)	(188)
Total derivatives designated as hedging instruments		$2,336	$7,206
Derivatives not designated as hedging instruments:
Forward loan sale commitment	Derivative Assets	$25	$19
Derivative loan commitment	Derivative Assets	372	20
Interest rate swaps - non designated hedge	Derivative Assets	1,355	310
Interest rate swaps - non designated hedge	Other Liabilities	(1,435)	(240)
Total derivatives not designated as hedging instruments		$317	$109

Cash Flow Hedges
(In thousands)
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate swaps	$36	$(102)	$(4,851)	$5,740
Total	$36	$(102)	$(4,851)	$5,740

Effect of Derivative Instruments in the Statements of Net Income
The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013.

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
(In thousands)
Interest Rate Swaps	Interest expense	$(180)	$111	$(21)	$(109)

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest Rate Swaps	Interest expense	$182	$(113)	$22	$107
The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of September 30, 2014 and 2013.

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(143)	$219	$212	$(118)
Forward loan sale commitments	233	(493)	6	(150)
Interest rate swaps	(20)	37	(190)	40
	$70	$(237)	$28	$(228)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the counterparty defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the counterparty could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of September 30, 2014, the counterparties related to these agreements posted $2.3 million of collateral to the Company.
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty.
As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of September 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.7 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 7.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

(In thousands)	At September 30, 2014	At December 31, 2013
Real estate loans:
Residential	$1,365,076	$634,447
Commercial	1,659,682	776,913
Construction	131,411	52,243
Total real estate loans	3,156,169	1,463,603
Commercial business loans	618,876	247,932
Installment loans	14,458	883
Collateral loans	1,988	1,374
Total loans	3,791,491	1,713,792
Net deferred loan costs and premiums	3,335	2,403
Allowance for loan losses	(22,304)	(19,183)
Loans - net	$3,772,522	$1,697,012
Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.88 billion; $1.86 billion of loans were not considered impaired and $18.5 million of loans were determined to be impaired. The impaired loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At September 30, 2014, the net recorded carrying amount of loans accounted for under ASC 310-30 was $10.5 million and the aggregate outstanding principal balance was $19.5 million.
Information about the acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of April 30, 2014 is as follows:

(In thousands)
April 30, 2014
Contractually required principal and interest at acquisition	$18,540
Contractual cash flows not expected to be collected (nonaccretable)	6,415
Expected cash flows at acquisition (1)	12,125
Interest component of expected cash flows (accretable)	2,235
Fair value of acquired loans	$9,890

(1)	Prepayments were not factored into the expected cash flows
The following table summarizes activity in the accretable yields for the total acquired loan portfolio for the nine months ended September 30, 2014.

(In thousands)
2014
Balance at beginning of period	$—
Acquisition	18,994
Accretion	(5,122)
Balance at end of period	$13,872
The above table includes accretion on acquired loans subject to ASC 310-30, which for the nine months ended September 30, 2014 totaled $587,000 and the accretable balance at September 30, 2014 was $1.6 million. There were no reclassifications between the accretable and nonaccretable balances during the nine months ended September 30, 2014.
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
At September 30, 2014, the Company has a loan loss allowance of $22.3 million, or 0.59%, of total loans as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. The decrease in the coverage ratio primarily resulted from purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Due to the continued expansion and some more unique risk characteristics, the regional commercial real estate loans have been segmented from the total commercial real estate loan portfolio. The regional commercial real estate loans are located throughout the Northeast and Middle Atlantic states and tend to have above average debt service coverage and loan-to-value ratios. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted-average risk rating; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment.
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
Credit Quality Information
The Company utilizes a nine-grade internal loan rating system for residential and commercial real estate, construction, commercial and installment and collateral loans as follows:
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
At the time of loan origination, a risk rating based on this nine-point grading system is assigned to each loan based on the loan officer’s assessment of risk. More complex loans, such as commercial business loans and commercial real estate loans require that our internal independent credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk and confirm both the accuracy and responsiveness of the risk grading systems. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being a loss are normally fully charged off.

The following table presents the Company’s loans by risk rating at September 30, 2014 and December 31, 2013.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
September 30, 2014
Loans rated 1-5	$1,338,696	$1,591,542	$127,884	$583,917	$14,296
Loans rated 6	3,475	24,977	1,537	12,155	1,883
Loans rated 7	22,116	43,163	1,990	22,716	267
Loans rated 8	789	—	—	88	—
Loans rated 9	—	—	—	—	—
	$1,365,076	$1,659,682	$131,411	$618,876	$16,446

December 31, 2013
Loans rated 1-5	$620,924	$755,001	$49,020	$236,065	$2,214
Loans rated 6	2,147	9,792	543	4,521	—
Loans rated 7	11,376	12,120	2,680	7,346	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—
	$634,447	$776,913	$52,243	$247,932	$2,257

Activity in the allowance for loan losses for the periods ended September 30, 2014 and 2013 were as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended September 30, 2014
Balance, beginning of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343
Provision (credit) for loan losses	1,184	2,091	179	(551)	18	(288)	2,633
Loans charged off	(935)	(750)	—	—	(14)	—	(1,699)
Recoveries of loans previously charged off	25	—	—	—	2	—	27
Balance, end of period	$7,274	$9,207	$1,043	$4,666	$31	$83	$22,304

Three Months Ended September 30, 2013
Balance, beginning of period	$5,974	$8,275	$740	$3,068	$28	$260	$18,345
Provision (credit) for loan losses	58	28	308	342	36	(240)	532
Loans charged off	(145)	—	(1)	(65)	(40)	—	(251)
Recoveries of loans previously charged off	61	—	—	9	7	—	77
Balance, end of period	$5,948	$8,303	$1,047	$3,354	$31	$20	$18,703

Nine Months Ended September 30, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	2,175	1,669	214	1,250	19	(164)	5,163
Loans charged off	(1,430)	(750)	—	(51)	(34)	—	(2,265)
Recoveries of loans previously charged off	133	—	—	73	17	—	223
Balance, end of period	$7,274	$9,207	$1,043	$4,666	$31	$83	$22,304

Nine Months Ended September 30, 2013
Balance, beginning of period	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	285	397	490	571	43	(460)	1,326
Loans charged off	(613)	(145)	(250)	(151)	(63)	—	(1,222)
Recoveries of loans previously charged off	82	—	—	18	22	—	122
Balance, end of period	$5,948	$8,303	$1,047	$3,354	$31	$20	$18,703

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2014 and December 31, 2013 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
September 30, 2014
Allowance related to loans deemed impaired	$78	$—	$—	$163	$—	$—	$241
Allowance related to loans not deemed impaired	7,196	9,207	1,043	4,503	31	83	22,063
Total allowance for loan losses	$7,274	$9,207	$1,043	$4,666	$31	$83	$22,304

Loans deemed impaired	$14,574	$14,279	$2,362	$5,748	$406	$—	$37,369
Loans not deemed impaired	1,350,502	1,641,063	126,703	609,328	16,040	—	3,743,636
Loans acquired with deteriorated credit quality	—	4,340	2,346	3,800	—	—	10,486
Total loans	$1,365,076	$1,659,682	$131,411	$618,876	$16,446	$—	$3,791,491
December 31, 2013
Allowance related to loans deemed impaired	$94	$—	$—	$—	$—	$—	$94
Allowance related to loans not deemed impaired	6,302	8,288	829	3,394	29	247	19,089
Total allowance for loan losses	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

Loans deemed impaired	$10,594	$7,446	$2,639	$1,424	$29	$—	$22,132
Loans not deemed impaired	623,853	769,467	49,604	246,508	2,228	—	1,691,660
Total loans	$634,447	$776,913	$52,243	$247,932	$2,257	$—	$1,713,792
Management has established the allowance for loan loss in accordance with GAAP at September 30, 2014 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2014 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2014 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at September 30, 2014 and December 31, 2013, including purchased credit impaired loans:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
September 30, 2014
Real estate loans:
Residential	$4,727	$4,653	$7,134	$16,514	$—	$13,233
Commercial	2,387	2,312	10,374	15,073	3,974	9,309
Construction	—	250	638	888	—	638
Commercial business loans	1,613	2,278	8,293	12,184	604	5,703
Installment and collateral	126	70	387	583	—	406
Total	$8,853	$9,563	$26,826	$45,242	$4,578	$29,289

December 31, 2013
Real estate loans:
Residential	$6,674	$1,327	$4,262	$12,263	$—	$10,192
Commercial	513	—	656	1,169	—	656
Construction	—	—	1,306	1,306	—	1,518
Commercial business loans	3	—	704	707	—	1,259
Installment and collateral	15	21	3	39	—	29
Total	$7,205	$1,348	$6,931	$15,484	$—	$13,654
At September 30, 2014, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans, for which an accretable fair value interest mark is being recognized. There are no originated loans past due 90 days or more and still accruing at September 30, 2014.
The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$13,389	$16,130		$9,991	$11,565
Commercial	14,279	22,705		7,446	7,526
Construction	2,362	2,437		2,639	8,542
Commercial business loans	5,009	11,526		1,424	2,243
Installment and collateral loans	406	504		29	32
Total	35,445	53,302		21,529	29,908
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,185	1,273	$78	603	667	$94
Commercial business loans	739	862	163	—	—	—
Total	1,924	2,135	241	603	667	94
Total impaired loans	$37,369	$55,437	$241	$22,132	$30,575	$94

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$11,974	$14	$158	$7,938	$82	$82
Commercial	10,356	47	61	4,270	—	—
Construction	2,332	20	1	2,437	11	11
Commercial business loans	3,113	—	68	1,213	6	6
Installment and collateral loans	223	—	—	31	—	—
Total	27,998	81	288	15,889	99	99
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,287	10	7	1,737	8	8
Commercial	1,305	—	—	—	—	—
Commercial business loans	370	1	8	17	—	—
Total	2,962	11	15	1,754	8	8
	$30,960	$92	$303	$17,643	$107	$107

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$10,684	$193	$322	$8,342	$281	$281
Commercial	9,305	109	121	2,917	45	45
Construction	2,655	54	29	2,174	28	28
Commercial business loans	2,213	19	86	1,474	37	37
Installment and collateral loans	126	1	—	35	1	1
Total	24,983	376	558	14,942	392	392
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,223	67	43	1,508	38	38
Commercial	653	—	—
Construction	—	—	5	321	—	—
Commercial business loans	185	7	8	175	4	4
Installment and collateral loans	—	—	—	3	—	—
Total	2,061	74	56	2,007	42	42
	$27,044	$450	$614	$16,949	$434	$434
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
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At September 30, 2014	At December 31, 2013
Recorded investment in TDRs:
Accrual status	$8,080	$8,479
Non-accrual status	5,180	1,737
Total recorded investment in TDRs	$13,260	$10,216
Accruing TDRs performing under modified terms more than one year	$1,627	$1,302
Specific reserves for TDRs included in the balance of allowance for loan losses	$10	$—
Additional funds committed to borrowers in TDR status	$—	$—
Loans restructured as troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2014
Residential real estate	—	$—	$—	6	$1,412	$1,412
Commercial real estate	2	392	392	3	674	674
Construction	—	—	—	13	3,853	3,853
Total troubled debt restructuring	2	$392	$392	22	$5,939	$5,939

September 30, 2013
Residential real estate	4	$508	$508	6	$1,000	$1,000
Commercial real estate	—	—	—	2	3,159	3,159
Construction	3	521	521	3	521	521
Commercial business	1	50	50	1	50	50
Installment and collateral	—	—	—	2	30	30
Total troubled debt restructuring	8	$1,079	$1,079	14	$4,760	$4,760

The following table provides information on how loans were modified as TDRs:

	Three Months Ended September 30,
	2014			2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$—	$—	$—	$164	$344	$—
Commercial real estate	110	282	—	521	—	—	—
Commercial business	—	—	—	50	—	—	—
	$110	$282	$—	$571	$164	$344	$—

	Nine Months Ended September 30,
	2014			2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$884	$528	$—	$164	$344	$492
Commercial real estate	110	564	—	3,159	—	—	—
Construction	3,672	—	181	521	—	—	—
Commercial business	—	—	—	50	—	—	—
Installment and collateral	—	—	—	—	—	—	30
	$3,782	$1,448	$709	$3,730	$164	344	$522
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	September 30, 2014		September 30, 2013
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Commercial real estate	2	$3,395	—	$—
	2	$3,395	—	$—
The recorded investment in commercial real estate and commercial business loan TDRs segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2014	At December 31, 2013
Rating:
(1) - (5) Pass	$276	$1,663
(6) Special Mention	2,206	17
(7) Substandard	5,646	34
	$8,128	$1,714
The majority of restructured loans were on accrual status as of September 30, 2014 and December 31, 2013. The financial impact of the troubled debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate of loans serviced for others was $540.0 million and $408.0 million as of September 30, 2014 and December 31, 2013, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2014 and December 31, 2013 was determined using pretax internal rates of return ranging from 8.3% to 11.1% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 157 and 182, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and nine months ended September 30, 2014, the Company received servicing income in the amount of $287,000 and $783,000, respectively, which compares to $185,000 and $448,000 for the same respective periods of 2013. This income is included in service charges and fees in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2014 and 2013. Changes in the fair value of mortgage servicing rights are included in other income (loss) in the Consolidated Statements of Net Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$4,554	$3,336	$4,103	$1,052
Cumulative effect of change in accounting principle	—	—	—	502
Addition of Legacy United MSRs	—	—	764	—
Change in fair value recognized in net income	(66)	(51)	(639)	1,246
Issuances	455	460	773	1,032
Settlements	(37)	(36)	(95)	(123)
Fair value of mortgage servicing rights at end of period	$4,906	$3,709	$4,906	$3,709

Note 8.	Wholesale Funding
FHLBB Advances and Stock
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2014 and December 31, 2013 are summarized below:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2014	$136,000	0.56%	$118,112	0.45%
2015	100,014	0.69	35,000	2.28
2016	20,244	1.52	3,000	2.70
2017	66,000	2.72	33,000	2.56
2018 and thereafter	44,619	2.03	2,924	2.54
	$366,877	1.22%	$192,036	1.21%
At September 30, 2014, FHLBB advances totaling $47.0 million with interest rates ranging from 3.19% to 4.49% which are scheduled to mature between 2014 and 2018 are callable at the option of the FHLBB. Advances are collateralized by first mortgage loans and agency securities with an estimated eligible collateral value of $634.4 million and $272.6 million at September 30, 2014 and December 31, 2013, respectively.
In addition to the outstanding advances, the Bank has access to an unsecured line of credit with the FHLBB amounting to $10.0 million at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013, there were no advances outstanding under the line of credit.
In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2014, the Bank could borrow immediately an additional $237.5 million from the FHLBB inclusive of the line of credit.

The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB.

Other Borrowings
Repurchase Agreements
The Company assumed wholesale reverse repurchase agreements in the Merger totaling $20 million with a weighted average interest rate of 2.59% and a weighted average term of 4.6 years. The Company also assumed retail repurchase agreements in the Merger, which primarily consist of transactions with commercial and municipal customers. The Company pledged investment securities as collateral for these borrowings.
As of September 30, 2014 and December 31, 2013, advances outstanding under wholesale reverse repurchase agreements totaled $94.2 million and $48.2 million, respectively. The outstanding advances at September 30, 2014 consisted of six individual borrowings with remaining terms of five years or less and a weighted average cost of 0.95%. The outstanding advances at December 31, 2013 had a weighted average cost of 0.42%.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of September 30, 2014, retail repurchase agreements totaled $41.9 million.
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company plans to use the proceeds for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015.
The Company assumed junior subordinated debt as a result of the Merger in 2014 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at September 30, 2014. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at September 30, 2014 was 2.09%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Other
The Company acquired secured borrowings totaling $2.8 million in the Merger. These borrowings relate to two transfers of financial assets that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, they are accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition.
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $94.8 million at a cost of 0.46% at September 30, 2014 and $50.0 million at a cost of 0.50% at December 31, 2013. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $97.5 million at September 30, 2014.

Note 9.	Pension and Other Post-Retirement Benefit Plans
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
The following table presents the amount of net periodic pension costs for the three and nine months ended September 30, 2014 and 2013.

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Three Months Ended:	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
(In thousands)
Service cost	$19	$13	$22	$8	$5	$9
Interest cost	286	262	28	12	21	23
Expected return on plan assets	(468)	(434)	—	—	—	—
Amortization:
Loss (gain)	—	196	—	1	(3)	16
Prior service cost	—	—	8	5	—	—
Net periodic benefit cost (benefit)	$(163)	$37	$58	$26	$23	$48

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Nine Months Ended:	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
(In thousands)
Service cost	56	38	41	29	14	27
Interest cost	859	786	60	35	64	68
Expected return on plan assets	(1,404)	(1,301)	—	—	—	—
Amortization:
Loss (gain)	—	588	1	5	(8)	49
Prior service cost	—	—	16	18	—	—
Additional amount recognized
due to settlement or curtailment	—	—	667	199	—	—
Net periodic benefit cost (benefit)	$(489)	$111	$785	$286	$70	$144

Note 10.	Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “Plan”) as approved by the Company’s Board of Directors and stockholders. The Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of September 30, 2014, 16,319 restricted stock shares and 2,897 stock options remained available for future grants under the Plan.
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board of Directors and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of September 30, 2014, 75,037 restricted stock shares and 173,952 stock options remained available for future grants under the 2012 Plan.
In connection with the merger, the Company assumed the following Legacy United share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.” As of September 30, 2014, 375,494 shares remained available for future grants under the Legacy United Stock Plans.
For the nine-month period ended September 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.5 million with a related tax benefit of $525,000 and $2.0 million with a related tax benefit of $700,000, respectively. Of the total expense amount, for the nine-month period, the Company recognized $878,000 as compensation expense, $193,000 as other non-interest expense and $2.5 million as merger related expense, reflecting costs related to employees, Directors and the accelerated vesting as a result of the Merger, respectively.
For the three-month period ended September 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $227,000 with a related tax benefit of $79,450 and $47,000 with a related tax benefit of $16,450, respectively. Of the total expense amount, for the three-month period, the Company recognized compensation expense totaling $169,000, other non-interest expense totaling $105,000 and merger related expense totaling $0.
Stock Options: The following table presents the activity related to stock options under the Plans for the nine months ended September 30, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	2,317,620	$10.74
Granted	397,095	13.71
Registered shares associated with the Merger	1,291,793	9.36
Exercised	(409,839)	9.14
Forfeited or expired	(12,754)	13.73
Outstanding at September 30, 2014	3,583,915	$10.74	6.2	$7.6
Stock options vested and exercisable at September 30, 2014	3,203,718	$10.39	5.8	$7.6
On May 2, 2014, the Company registered 1,291,793 options at an exercise price of $9.36 per share (adjusted for the exchange ratio) pursuant to its Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested stock options under the Legacy United Stock Plans. These options have terms expiring between 2014 and 2022. The Company also registered an additional 375,494 shares of common stock available for future awards under the Legacy United Stock Plans.
The aggregate intrinsic value of options that vested during the nine months ended September 30, 2014 and 2013 was $1.6 million and $371,000, respectively. The aggregate fair value of options that vested during the nine months ended September 30, 2014 and 2013 was $2.2 million and $764,000, respectively. As of September 30, 2014, the unrecognized cost related to outstanding stock options was $639,000 and will be recognized over a weighted-average period of 3.8 years.

There were 397,095 stock options granted in the first nine months of 2014 under the Plan and 2012 Plan. There were 437,236 options granted in the nine months ended September 30, 2013 under the Plan and 2012 Plan. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates using the Black-Scholes option pricing model as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Weighted per share average fair value of options granted	$1.96	$1.80
Assumptions:
Risk-free interest rate	1.94%	1.61%
Expected volatility	19.90%	20.33%
Expected dividend yield	2.92%	3.03%
Expected life of options granted	6.0 years	6.0 years
As of April 30, 2014, the effective time of the Merger, all outstanding Company stock options, including those held by directors and executive officers, became fully vested in accordance with the change in control provisions within the merger agreement. The expense related to the accelerated vesting recorded during the second quarter of 2014 totaled $1.1 million and was included in non-interest expenses as merger related expense.
Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the nine months ended September 30, 2014, the Company issued 133,943 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives and directors. During the nine months ended September 30, 2014, the weighted-average grant date fair value was $13.63 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the nine months ended September 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	245,210	$11.37
Granted	133,943	13.63
Vested	(252,560)	11.43
Forfeited	—	—
Unvested as of September 30, 2014	126,593	$13.65
The fair value of restricted shares that vested during the nine months ended September 30, 2014 and 2013 was $2.9 million and $2.0 million, respectively. As of September 30, 2014, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.
As of April 30, 2014, the effective time of the merger, all outstanding Company restricted stock awards, including those held by directors and executive officers, became fully vested in accordance with the change in control provisions within the merger agreement. The expense related to the accelerated vesting recorded during the second quarter of 2014 was $1.4 million, and was included in non-interest expenses as merger related expense.
Employee Stock Ownership Plan: In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. The outstanding loan balance of $970,000 at September 30, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over the remaining year. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.
As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.6 million at September 30, 2014 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years.
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
At September 30, 2014, the two loans had an outstanding balance of $7.6 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended September 30, 2014 and 2013, ESOP compensation expense was $408,000 and $425,000 respectively. The ESOP compensation expense for the nine months ended September 30, 2014 and 2013 was $1.3 million for both periods.
The ESOP shares as of September 30, 2014 were as follows:

Shares released for allocation	1,023,495
Unreleased shares	722,073
Total ESOP shares	1,745,568
Market value of unreleased shares at September 30, 2014 (in thousands)	$9,163
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

Note 11.	Income Tax Provision
The provision (benefit) for income taxes was $(1.3) million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for the three months ended September 30, 2014 was (14.6)% as compared to 30.8% for the same period in 2013. The provision (benefit) for income taxes was $(296,000) and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for this period was (5.8)% as compared to 29.0% for the same period in 2013. The decrease in the estimated annualized effective tax rate for both the three and nine months ended September 30, 2014 as compared to prior years was primarily due to a lower income for the year to date as a result of expenses associated with the merger of the Company and Legacy United in 2014. Furthermore, the Company realized additional benefits of $2.3 million in the quarter related to tax credit investments. The decrease in the rate for these items is partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the Merger. The projected tax rate for 2014 is expected to be approximately (20%).

Note 12.	Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Gain (Loss) on Benefit Plans	Net Unrealized Gain (Loss) on Available For Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (loss)
December 31, 2013	$(2,036)	$(7,533)	$4,803	$(4,766)
Change	6	5,065	(3,179)	1,892
September 30, 2014	$(2,030)	$(2,468)	$1,624	$(2,874)

Note 13.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2014, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2014 and December 31, 2013 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
September 30, 2014
Total capital to risk weighted assets	$510,253	13.2%	$308,776	8.0%	$385,970	10.0%
Tier 1 capital to risk weighted assets	486,709	12.6	154,388	4.0	231,582	6.0
Tier 1 capital to total average assets	486,709	9.5	204,071	4.0	255,089	5.0
December 31, 2013
Total capital to risk weighted assets	$280,196	15.4%	$145,368	8.0%	$181,709	10.0%
Tier 1 capital to risk weighted assets	260,241	14.3	72,693	4.0	109,040	6.0
Tier 1 capital to total average assets	260,241	11.6	89,893	4.0	112,367	5.0
United Financial Bancorp, Inc.
September 30, 2014
Total capital to risk weighted assets	$549,046	14.1%	$311,958	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	525,488	13.5	155,931	4.0	N/A	N/A
Tier 1 capital to total average assets	525,488	10.3	204,470	4.0	N/A	N/A
December 31, 2013
Total capital to risk weighted assets	$322,623	17.7%	$145,983	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,668	16.6	73,020	4.0	N/A	N/A
Tier 1 capital to total average assets	302,668	13.5	89,879	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years. As of September 30, 2014, the Bank does not have the capacity to upstream dividends to the Company unless regulatory exception approval is obtained.

Note 14.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data)	2014	2013	2014	2013
Net income available to common stockholders	$9,985	$4,620	$5,361	$12,470
Weighted-average common shares outstanding	52,809,265	26,267,199	40,980,165	27,147,418
Less: average number of unallocated ESOP award shares	(646,630)	(775,561)	(678,545)	(807,476)
Weighted-average basic shares outstanding	52,162,635	25,491,638	40,301,620	26,339,942
Dilutive effect of stock options	588,023	340,985	334,627	340,820
Weighted-average diluted shares	52,750,658	25,832,623	40,636,247	26,680,762
Net income per share:
Basic	$0.19	$0.18	$0.13	$0.47
Diluted	$0.19	$0.18	$0.13	$0.47

Note 15.	Commitments and Contingencies
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit:
Commitment to grant loans	$170,549	$63,401
Undisbursed construction loans	94,195	80,345
Undisbursed home equity lines of credit	305,764	142,851
Undisbursed commercial lines of credit	287,326	116,004
Standby letters of credit	15,207	8,872
Unused checking overdraft lines of credit	1,366	39
	$874,407	$411,512
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
Other Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy. The net carrying balance of these investments totaled $16.9 million at September 30, 2014 and is included in other assets in the consolidated statement of condition. At September 30, 2014, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $2.6 million, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.
Legal Matters
The Company is not involved in any legal proceedings deemed to be material as of September 30, 2014 which have arisen in the normal course of business.

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

Our Business
Merger with Legacy United
On April 30, 2014, Rockville Financial, Inc. completed its merger with Legacy United. In connection with the merger, Rockville Financial, Inc. completed the following corporate actions:

•	Legacy United merged with and into Rockville Financial, Inc., which was the accounting acquirer and the surviving entity.

•	Rockville Financial, Inc. changed its legal entity name to United Financial Bancorp, Inc.

•	The Company’s common stock began trading on the NASDAQ Global Select Stock Exchange under the symbol “UBNK” upon consummation of the merger.

•	United Bank merged into Rockville Bank.

•	Rockville Bank changed its legal entity name to United Bank.
We refer to the transactions detailed above collectively as the “Merger”.
The Merger was a stock-for-stock transaction valued at $356.4 million based on the closing price of Rockville Financial, Inc. common stock on April 30, 2014. Under the terms of the Merger, each share of Legacy United was converted into the right to receive 1.3472 shares of Rockville Financial, Inc. common stock.

As of April 30, 2014, Legacy United had total assets of $2.44 billion, total net loans of $1.88 billion, total deposits of $1.94 billion and equity of $304.5 million. As part of the Merger the Company issued 26.7 million shares of common stock and recorded goodwill of $113.1 million and identifiable intangible assets of $10.6 million.
The Merger had a significant impact by more than doubling the assets and deposits of the former Rockville Financial, Inc., expanding the branch network and by entering into new markets – Western and Central Massachusetts as well as expanding our presence in Central Connecticut.
The boards of Rockville and Legacy United entered into the Merger after considering a number of factors, including, among others, the following:

•	The boards’ knowledge of the current and prospective environment in which Rockville and Legacy United operates;

•	The boards’ conclusion that the combined entity will have superior future earnings and prospects compared to the earnings and prospects of Rockville and Legacy United on a stand-alone basis; and

•	The boards’ view that the merger will allow for enhanced opportunities for the clients and customers of a combined entity.
Further information about the Merger can be found in Note 2 in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I, Interim Financial Statements.
General
The financial statements do not reflect the operations of Legacy United unless specifically stated. The third quarter 2014 results of operations represent the first full quarter of the merged Company. The results of operations of the Company for the first nine months of 2014 include only five months of Legacy United (May through September). The results of operations of the Company for the first nine months of 2013 include only the results of operations of Rockville Financial Inc.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.31 billion and stockholders’ equity of $651.4 million at September 30, 2014. The Company delivers financial services to individuals, families and businesses throughout Connecticut and Central and Eastern Massachusetts through its 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 68 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
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
In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios will be a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk-weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. Accordingly, while these proposed rules are slated for phase in commencing January 1, 2015 (and the capital conservation buffer beginning January 1, 2016), the Company has proactively planned for them, and is well positioned to meet the requirements of these complex proposals. We believe, however, that we now do and will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.

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
We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivatives, goodwill, and income taxes. Effective January 1, 2014, the Company no longer considered pension and other post-retirement benefits as critical accounting estimates. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2013 Annual Report on Form 10-K. A brief description of our current policies involving significant judgment follows:
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
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first nine months of 2014, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.
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
At September 30, 2014, derivative assets and liabilities were $4.3 million and $1.6 million, respectively. Further information about our use of derivatives is provided in Note 6, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
Goodwill: The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and goodwill, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. When goodwill is evaluated for impairment, if the carrying amount exceeds the fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.
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

Operating Results
Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	2014	2013	2014	2013
Net income (GAAP)	$9,985	$4,620	$5,361	$12,470
Adjustments:
Net interest income
(Accretion)/amortization of loan mark	(1,734)	—	(5,122)	—
Accretion/(amortization) of deposit mark	1,482	—	2,632	—
Accretion/(amortization) of borrowings mark	612	—	1,022	—
Net adjustment to net interest income	(3,828)	—	(8,776)	—
Non-interest income
Net gain on sales of securities	(430)	(29)	(1,287)	(585)
Net adjustment to non-interest income	(430)	(29)	(1,287)	(585)
Non-interest expense
Merger and acquisition expense	(4,008)	—	(26,782)	—
Core deposit intangible amortization expense	(481)	—	(802)	—
Amortization of fixed assets mark	(8)	—	(8)	—
Effect of position eliminations	—	—	—	(561)
Effect of branch lease termination agreement	—	—	—	(809)
Net adjustment to non-interest expense	(4,497)	—	(27,592)	(1,370)
Total adjustments	239	(29)	17,529	785
Income tax expense (benefit) adjustment	226	8	(4,477)	(251)
Operating net income (Non-GAAP)	$10,450	$4,599	$18,413	$13,004
Executive Overview
On April 30, 2014, Rockville Financial, Inc. completed its merger with Legacy United. Therefore, the 2014 third quarter results represent the first full quarter of the merged Company. Legacy United was a federally chartered $2.44 billion-asset bank with 35 branches throughout Central Connecticut and Western and Central Massachusetts.
Net income of $10.0 million was recorded for the third quarter of 2014, or $0.19 per diluted share, compared to net income of $4.6 million, or $0.18 per diluted share, for the third quarter of 2013. Operating net income for the third quarter of 2014 was $10.5 million (Non-GAAP), adjusted for $4.5 million (pre-tax) of expenses related to the merger, $3.8 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $430,000 (pre-tax) net gains on sales of securities. Operating net income for the third quarter of 2013 was $4.6 million (Non-GAAP), adjusted for $29,000 (pre-tax)from net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.
Net income for the nine months ended September 30, 2014 was $5.4 million or $0.13 per diluted share, compared to earnings of $12.5 million, or $0.47 per diluted share, for the same period of 2013. Operating net income for the nine months ended September 30, 2014 was $18.4 million (Non-GAAP), adjusted for $27.6 million (pre-tax) of expenses related to the merger, $8.8 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $1.3 million (pre-tax) net gains on sales of securities. Operating net income for the nine months ended September 30, 2013 was $13.0 million (Non-GAAP), adjusted for $809,000 (pre-tax) for the impact of a branch lease termination agreement and $561,000 (pre-tax) for termination expenses related to position eliminations, as well as income of $585,000 (pre-tax) from net gains on sales of securities.

The Company’s results were significantly impacted by the merger with Legacy United, which was completed on April 30, 2014. Net interest income increased by $25.3 million and $45.9 million, respectively for the three and nine months ended September 30, 2014, compared to the same periods in 2013 due to balance sheet growth and the recognition of purchase accounting adjustments. Offsetting the increases in net interest income were increases in non-interest expense, which grew by $20.2 million and $54.1 million, respectively for the three and nine months ended September 30, 2014 from the 2013 comparative periods, primarily reflecting increases in salaries and employee benefits and merger related expenses. The Company experienced an $8.8 million and $15.8 million increase in salaries and employee benefits for the three and nine months ended September 30, 2014, respectively, largely a result of the Merger and restructuring of the executive management team, onboarding of new revenue producing commission-based mortgage loan officers as well as increased commissions on mortgage originations and increased healthcare costs related to the Company’s self-insurance program.The Company incurred $4.0 million in merger related expenses during the third quarter of 2014 and $26.8 million for the nine months ended September 30, 2014. We expect to continue to incur additional merger related charges through the end of 2014 and into the first part 2015. The Company was also impacted by the shift in the mortgage market due to the change in interest rates in the second half of 2013 which resulted in a more difficult secondary mortgage market when originating new loans in a competitive local market with low interest rates for new mortgage loans. As a result, the Company recorded $1.1 million and $2.4 million less in gains from the sale of loans in the secondary market for the three and nine months ended September 30, 2014. Originations of adjustable rate mortgage loans have become more prevalent and the Company generally retains these loans on balance sheet, reducing the notional amount of loans sold into the secondary market. Non-interest income was also significantly impacted by the recognition of a $2.2 million loss related to limited partnerships, $2.0 million of which was due to a new tax credit limited partnership entered into during the third quarter of 2014. The Company concurrently realized an offsetting benefit of $2.6 million reflected in the tax provision for the quarter.
The Company’s tax-equivalent net interest margin for the three and nine months ended September 30, 2014 was 3.56% and 3.58%, an increase of 24 and 15 basis points, respectively, over the same periods in the prior year. Excluding the $3.8 and $8.8 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, operating net interest margin for the three and nine months ended September 30, 2014 was 3.23% and 3.25%, respectively. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment, partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations and a re-characterization of the securities portfolio upon the acquisition of Legacy United in the second quarter 2014.
The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout Connecticut and the region at September 30, 2014 and December 31, 2013. The allowance for loan losses to total loans ratio was 0.59% and 1.12%, the allowance for loan losses to non-performing loans ratio was 76.15% and 140.50%, and the ratio of non-performing loans to total loans was 0.77% and 0.80% at September 30, 2014 and December 31, 2013, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. As such, some asset quality measures are not comparable between periods due to the Merger. A provision for loan losses of $2.6 million and $5.2 million, respectively, was recorded for the three and nine months ended September 30, 2014, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth. This compares to a provision of $532,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2013.

The following table presents selected financial data and ratios.

Selected Financial Data	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2014	2013	2014	2013
Share Data:
Basic net income per share	$0.19	$0.18	$0.13	$0.47
Diluted net income per share	0.19	0.18	0.13	0.47
Dividends declared per share	0.10	0.10	0.30	0.30
Operating Data:
Total revenue	$46,269	$21,973	$109,584	$64,173
Total expense	34,922	14,763	99,356	45,291
Key Ratios (annualized):
Return on average assets	0.76%	0.85%	0.18%	0.79%
Return on average equity	6.12%	6.28%	1.44%	5.40%
Tax-equivalent net interest margin	3.56%	3.32%	3.58%	3.43%
Non-interest expense to average assets	2.66%	2.71%	3.38%	2.88%
Cost of interest-bearing deposits	0.48%	0.57%	0.49%	0.59%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$24,109	$10,436	$24,109	$10,436
Troubled debt restructures - non-accruing	5,180	2,078	5,180	2,078
Total non-performing loans	29,289	12,514	29,289	12,514
Other real estate owned	2,647	2,129	2,647	2,129
Total non-performing assets	$31,936	$14,643	$31,936	$14,643
Non-performing loans to total loans	0.77%	0.76%	0.77%	0.76%
Non-performing assets to total assets	0.60%	0.66%	0.60%	0.66%
Allowance for loan losses to non-performing loans	76.15%	149.45%	76.15%	149.45%
Allowance for loan losses to total loans	0.59%	1.13%	0.59%	1.13%
Non GAAP Ratio:
Efficiency ratio(1)	72.09%	67.18%	88.90%	70.58%

(1)
The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income before provision for loan losses and non-interest income, excluding the net gain or loss on limited partnerships.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2014 and 2013. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,364,982	$11,776	3.45%	$651,996	$6,112	3.75%
Commercial real estate loans	1,632,233	18,549	4.51	741,345	8,293	4.44
Construction loans	123,848	2,851	9.13	47,779	435	3.61
Commercial loans	610,574	6,787	4.41	207,656	2,027	3.87
Installment and collateral loans	17,146	156	3.64	2,534	31	4.91
Securities	987,362	7,809	3.16	365,364	2,832	3.10
Federal Home Loan Bank stock	30,197	115	1.51	15,053	14	0.37
Other earning assets	51,565	26	0.20	22,645	18	0.32
Total interest-earning assets	4,817,907	48,069	3.97	2,054,372	19,762	3.83
Allowance for loan losses	(22,152)			(18,544)
Non-interest-earning assets	446,626			141,767
Total assets	$5,242,381			$2,177,595
Interest-bearing liabilities:
NOW and money market accounts	$1,366,795	945	0.28	$620,540	481	0.31
Saving deposits (1)	438,607	167	0.15	224,831	35	0.06
Time deposits	1,532,862	2,878	0.75	541,042	1,484	1.09
Total interest-bearing deposits	3,338,264	3,990	0.48	1,386,413	2,000	0.57
Advances from the Federal Home Loan Bank	400,220	584	0.58	205,391	603	1.16
Other borrowings	165,557	434	1.05	21,067	24	0.45
Total interest-bearing liabilities	3,904,041	5,008	0.51%	1,612,871	2,627	0.65%
Non-interest-bearing deposits	632,425			242,253
Other liabilities	53,011			28,126
Total liabilities	4,589,477			1,883,250
Stockholders’ equity	652,904			294,345
Total liabilities and stockholders’ equity	$5,242,381			$2,177,595
Net interest-earning assets (2)	$913,866			$441,501
Tax-equivalent net interest income		43,061			17,135
Tax-equivalent net interest rate spread (2)			3.46%			3.18%
Tax-equivalent net interest margin (4)			3.56%			3.32%
Average interest-earning assets to average interest-bearing liabilities			123.41%			127.37%
Less tax-equivalent adjustment		868			262
		$42,193			$16,873

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,044,523	$27,241	3.48%	$659,631	$18,945	3.83%
Commercial real estate loans	1,263,903	45,506	4.81	711,324	24,882	4.68
Construction loans	87,240	5,063	7.76	47,207	1,276	3.61
Commercial loans	449,440	14,169	4.21	185,369	5,653	4.08
Installment and collateral loans	10,708	350	4.35	2,671	98	4.90
Securities	728,848	16,819	3.08	331,641	7,546	3.03
Federal Home Loan Bank stock	22,070	290	1.76	15,279	44	0.39
Other earning assets	36,782	65	0.24	29,370	60	0.27
Total interest-earning assets	3,643,514	109,503	4.01	1,982,492	58,504	3.93
Allowance for loan losses	(20,463)			(18,574)
Non-interest-earning assets	301,341			131,057
Total assets	$3,924,392			$2,094,975
Interest-bearing liabilities:
NOW and money market accounts	$1,042,204	2,269	0.29	$575,248	1,225	0.28
Saving deposits (1)	373,905	336	0.12	225,810	105	0.06
Time deposits	1,108,695	6,689	0.81	534,812	4,532	1.13
Total interest-bearing deposits	2,524,804	9,294	0.49	1,335,870	5,862	0.59
Advances from the Federal Home Loan Bank	302,101	1,738	0.77	179,137	1,777	1.33
Other borrowings	101,205	658	0.87	13,622	49	0.48
Total interest-bearing liabilities	2,928,110	11,690	0.53%	1,528,629	7,688	0.67%
Non-interest-bearing deposits	465,243			229,726
Other liabilities	35,019			28,473
Total liabilities	3,428,372			1,786,828
Stockholders’ equity	496,020			308,147
Total liabilities and stockholders’ equity	$3,924,392			$2,094,975
Net interest-earning assets (2)	$715,404			$453,863
Tax-equivalent net interest income		97,813			50,816
Tax-equivalent net interest rate spread (3)			3.48%			3.26%
Tax-equivalent net interest margin (4)			3.58%			3.43%
Average interest-earning assets to average interest-bearing liabilities			124.43%			129.69%
Less tax-equivalent adjustment		1,833			735
		$95,980			$50,081

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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
Rate\Volume Analysis

	Three Months Ended September 30, 2014 Compared to September 30, 2013			Nine Months Ended September 30, 2014 Compared to September 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$22,119	$1,102	$23,221	$40,243	$1,232	$41,475
Securities	4,918	59	4,977	9,165	108	9,273
Other earning assets(1)	41	68	109	41	210	251
Total earning assets	27,078	1,229	28,307	49,449	1,550	50,999
Interest expense:
NOW and money market accounts	525	(61)	464	1,016	28	1,044
Savings accounts	52	80	132	95	136	231
Time deposits	1,999	(605)	1,394	3,759	(1,602)	2,157
Total interest-bearing deposits	2,576	(586)	1,990	4,870	(1,438)	3,432
FHLBB advances	385	(404)	(19)	902	(941)	(39)
Other borrowings	347	63	410	541	68	609
Total interest-bearing liabilities	3,308	(927)	2,381	6,313	(2,311)	4,002
Change in tax-equivalent net interest income	$23,770	$2,156	$25,926	$43,136	$3,861	$46,997

(1)	Includes FHLBB stock

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013
The results from operations were impacted by costs associated with the Merger and other charges as follows:

•
We incurred $4.0 million and $26.8 million of merger related expenses including legal fees, change in control payments, severance costs, shareholder expense and other professional services during the three and nine months ended September 30, 2014, respectively. These items were recorded as non-interest expense in the Consolidated Statements of Net Income.

•
We recognized net interest income of $3.8 million and $8.8 million, respectively, in purchase accounting adjustments during the three and nine months ended September 30, 2014 related to loans, deposits and borrowings.

•	We recognized $113.1 million in additional Goodwill as of September 30, 2014.
The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2014 and 2013.

Net Interest Income
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
As shown in the tables, tax-equivalent net interest income increased significantly in both the three and nine months ended September 30, 2014. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $3.8 million and $8.8 million, respectively, recognized during the three and nine months ended September 30, 2014 in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings.
For the three months ended September 30, 2014, tax-equivalent net interest income increased $25.9 million compared to the three months ended September 30, 2013. Additionally, the net interest margin increased 24 basis points, the yield on average earning assets increased 14 basis points and the cost of interest-bearing liabilities declined 14 basis points for the three months ended September 30, 2014 compared to the same period in the prior year.
For the nine months ended September 30, 2014, tax-equivalent net interest income increased $47.0 million from the comparative 2013 period. The net interest margin increased 15 basis points, the yield on average earning assets increased eight basis points and the cost of interest-bearing liabilities declined 14 basis points from the comparative nine month period in 2013.
Excluding the benefit of the fair value adjustments of $3.8 million, the net interest margin and the yield on average earning assets would have declined nine basis points and two basis points, respectively and the cost of interest of interest-bearing liabilities would have increased seven basis points for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. For the nine months ended September 30, 2014, excluding the benefit of the fair value adjustments of $8.8 million, the net interest margin and the yield on average earning assets would have declined 18 basis points and 11 basis points, respectively and the cost of interest of interest-bearing liabilities would have increased three basis point compared to the nine months ended September 30, 2013.
Primarily reflecting the Merger, average earning assets increased $2.76 billion and $1.66 billion, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, while average interest-bearing liabilities increased $2.29 billion and $1.40 billion, respectively.
The average balance of investment securities increased $622.0 million and $397.2 million, respectively, for the three and nine months ended September 30, 2014, compared to the same 2013 periods. The average yield earned increased six basis points and five basis points, respectively, for the three and nine months ended September 30, 2014. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was more closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates. Further information about the re-characterization, can be found later in the document under the heading of Securities within Financial Condition, Liquidity and Capital Resources.
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

Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The loans purchased from Legacy United were recorded at fair value at the time of the Merger, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in probable loss of the Legacy United loans plus all new loans are included in the calculation of the required allowance for loan losses at September 30, 2014.
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
Management recorded a provision of $2.6 million for the three months ended September 30, 2014 compared to $532,000 for the same period of 2013. For the nine months ended September 30, 2014 and 2013, the provision for loan losses was $5.2 million and $1.3 million, respectively. The primary factors that influenced management’s decision to record these provision expenses were the ongoing assessment of estimated exposure on impaired loans and organic growth during the period. Impaired loans totaled $37.4 million at September 30, 2014 compared to $22.1 million at December 31, 2013, an increase of $15.3 million, or 69.2%, reflecting increases in nonaccrual loans of $12.2 million and troubled debt restructured (“TDR”) loans of $3.1 million. The increase in loans on nonaccrual status reflects acquired loans totaling $13.7 million as they became past due more than 90 days during the third quarter. The increase in nonaccrual TDR’s was primarily due to two commercial real estate loans which had payment defaults during the current year and therefore, changed to nonaccrual status. At September 30, 2014, the allowance for loan losses totaled $22.3 million, representing 0.59% of total loans and 76.15% of non-performing loans compared to an allowance for loan losses of $19.2 million, which represented 1.12% of total loans and 140.50% of non-performing loans as of December 31, 2013. The decrease in these ratios directly resulted from the effect of purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income
Total non-interest income was $4.1 million and $13.6 million for the three and nine months ended September 30, 2014 with non-interest income representing 8.8% and 12.4% of total net revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges and fees	$3,944	$2,571	$1,373	53.4%	$9,962	$6,125	$3,837	62.6%
Net gains from sales of securities	430	29	401	1,382.8	1,287	585	702	120.0
Net gains from sales of loans	667	1,736	(1,069)	(61.6)	2,407	4,797	(2,390)	(49.8)
BOLI income	873	544	329	60.5	2,145	1,578	567	35.9
Net loss on limited partnership investments	(2,176)	—	(2,176)	—	(2,176)	—	(2,176)	—
Other income (loss)	338	220	118	53.6	(21)	1,007	(1,028)	(102.1)
Total non-interest income	$4,076	$5,100	$(1,024)	(20.1)	$13,604	$14,092	$(488)	(3.5)
As displayed in the above table, non-interest income decreased $1.0 million and $488,000 for the three and nine months ended September 30, 2014. The changes from the prior year periods are mainly due to the Merger and to the recognition of a $2.0 million loss related to a limited partnership investment made in the third quarter.
Service Charges and Fees: Service charges and fees were $3.9 million and $10.0 million for the three and nine months ended September 30, 2014, respectively, an increase of $1.4 million and $3.8 million from the comparable 2013 periods and was directly related to the Merger. Categories that experienced the most significant increases were recorded in (a) loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, (b) fee income produced by the Company’s investment subsidiary, United Northeast Financial Advisors, Inc. and (c) NSF, ATM and overdraft fees, related to increased volume. The increases in both the three and nine months ended September 30, 2014 were partially offset by a decrease in fee income produced by the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Net Gains From Sales of Securities: For the three months ended September 30, 2014, the Company recorded $430,000 in net gains on security sales compared to $29,000 in the same period in the prior year. This increase is a result of the Company repositioning certain securities in the portfolio from non-Volcker compliant collateralized loan obligations (“CLOs”) to Volcker compliant CLOs, a reduction of geographic exposures in the municipal portfolio, and the sale of a corporate bond for which spread tightening had occurred.

For the nine months ended September 30, 2014, the Company recorded $1.3 million in net gains on security sales compared to $585,000 in the same period in the prior year. In addition to the reasons given for the increases provided in the quarterly comparison, the Company took certain steps to align the securities portfolios of Rockville and Legacy United immediately upon the consummation of the Merger, which resulted in the Company recording approximately $542,000 in gains on the sale of Rockville securities.
Net Gains From Sales of Loans: Net gains from the sale of loans was $667,000 and $2.4 million for the three and nine months ended September 30, 2014, respectively, a decrease of $1.1 million and $2.4 million for the three and nine months ended September 30, 2014 from the comparable periods of 2013. The Company sold residential mortgage loans totaling $55.9 million in the third quarter of 2014 compared to $68.4 million in the third quarter of 2013. Mortgage loans sold for the nine months ended September 30, 2014 and 2013 were $97.2 million and $197.5 million, respectively. Activity in the secondary market has not returned to 2013 levels due to the Company’s strategy to retain loans which yield a higher contribution margin in portfolio versus a sell return.
BOLI Income: For the three and nine months ended September 30, 2014, the Company recorded BOLI income of $873,000 and $2.2 million, respectively, an increase of $329,000 and $567,000 from the comparable periods in 2013. These increases were predominantly attributable to the Merger as the Company recorded $399,000 and $657,000 of income for the three and nine months ended September 30, 2014 from policies associated with Legacy United. Additionally, the increase was slightly enhanced due to the additional purchase of $4.0 million of BOLI by Rockville in May 2013. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
Net gain (loss) on limited partnership income: In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy as it allows the Company to receive cash flows and qualify for federal renewable energy tax benefits. The partnership investments are accounted for under the equity method of accounting. For the three and nine months ended September 30, 2014, the Company recorded $2.2 million in losses on limited partnership investments, approximately $2.0 million of which is related to the new tax credit partnership for alternative energy and a $151,000 loss is related to acquired investments in other partnerships. In conjunction with the $2.0 million loss realized on the new tax credit partnership, the Company recorded an offsetting benefit of $2.6 million as reflected in the tax provision for the quarter.
Other income (loss): The Company recorded an increase in other income of $118,000 for the three months ended September 30, 2014 compared to the prior year period. The increase is primarily due to gains on the sale of other real estate owned, an increase in miscellaneous income mainly due to a settlement with a title insurance company on other real estate owned that had been previously written off, loan level swaps, and the change in value of the rate lock commitments offset by losses on forward sale contracts on loans held for sale.
The Company recorded a decrease in other income of $1.0 million for the nine months ended September 30, 2014 as compared to the prior year period. The decrease is primarily due to the change in the fair value recognized in net income for mortgage servicing rights partially offset by the changes in value in rate lock and forward loan sale commitments, gains on the sale of other real estate owned and an increase in miscellaneous income for a settlement on other real estate owned with a title insurance company.

Non-interest Expense
Non-interest expense increased $20.2 million to $35.0 million for the three months ended September 30, 2014 and increased $54.1 million to $99.4 million for the nine months ended September 30, 2014 primarily due to merger related expenses. Merger related expenses primarily included legal, accounting, consulting assistance, change in control payments, investment banker fees and vesting of equity awards. We expect that merger expenses resulting from the merger with Legacy United will continue during 2014 as we integrate the Legacy United systems into United Bank. The following table summarizes non-interest expense for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$17,791	$8,962	$8,829	98.5%	$42,574	$26,748	$15,826	59.2%
Service bureau fees	3,016	888	2,128	239.6	5,875	2,624	3,251	123.9
Occupancy and equipment	3,278	1,514	1,764	116.5	7,586	5,160	2,426	47.0
Professional fees	1,081	608	473	77.8	2,365	1,948	417	21.4
Marketing and promotions	367	266	101	38.0	876	434	442	101.8
FDIC insurance assessments	785	247	538	217.8	1,735	871	864	99.2
Other real estate owned	136	173	(37)	(21.4)	569	633	(64)	(10.1)
Core deposit intangible amortization	481	—	481	—	802	—	802	—
Merger related expenses	4,008	—	4,008	—	26,782	—	26,782	—
Other	3,979	2,105	1,874	89.0	10,192	6,873	3,319	48.3
Total non-interest expense	$34,922	$14,763	$20,159	136.6%	$99,356	$45,291	$54,065	119.4%
Salaries and Employee Benefits: Salaries and employee benefits was $17.8 million for the three months ended September 30, 2014, an increase of $8.8 million from the comparable 2013 period. Salaries and employee benefits was $42.6 million for the nine months ended September 30, 2014, an increase of $15.8 million from the comparable 2013 period.
Salaries and employee benefits represented the largest increase in non-interest expense after merger expenses. Salary expense was the primary reason for this increase as 421 employees from Legacy United were added to the payroll upon completion of the Merger. Other factors driving the increase included (a) new hires that were part of the restructured management team and the addition of new revenue producing commission-based mortgage loan officers, (b) increased commissions and incentives on mortgage originations and product sales, (c) increased health care costs related to the Company’s self-insurance plan, and (d) to a lesser extent, to general salary increases. These increases were partially offset by decreases in pension costs due to the changes in the discount rate used in the calculation of the pension liability.
Service Bureau Fees: Service bureau fees increased $2.1 million for the three months ended September 30, 2014 and $3.3 million for the nine months ended September 30, 2014 compared to the 2013 periods. The increase is primarily attributable to the Merger as the Company had not converted operating systems as of quarter end and was operating under two platforms until system conversion date in October 2014. Approximately $1.4 million and $2.0 million of the three and nine month increases were directly related to operating two platforms. Non Merger expense increases were related to increases in ATM servicing fees, Wide Area Network fees and other service bureau fees.
Occupancy and Equipment: Occupancy and equipment expense was $3.3 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $1.8 million. For the nine months ended September 30, 2014 occupancy and equipment increased $2.4 million to $7.6 million from the same period in the prior year.
Occupancy and equipment expense increased as the Company added over 30 branches to our branch network with the Merger. Increased expenses due to the Merger approximated $1.6 million and $2.6 million for the three and nine months ended September 30, 2014, respectively.
Professional Fees: For the three and nine months ended September 30, 2014, the Company recorded professional fees of $1.1 million and $2.4 million, respectively, an increase of $473,000 and $417,000 from the comparable 2013 periods. The increase for both the three and nine months ended September 30, 2014 as compared to prior years are related to the Merger as the Company entered into certain consulting contracts as a result of the Merger, incurred additional expenses related to the external loan review given the increased size of the portfolio and incurred additional expenses for a review of the Company’s benefit plans.
Marketing and Promotions: Marketing and promotion expense was $367,000 and $266,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $101,000. For the nine months ended September 30, 2014, marketing and promotions increased $442,000 to $876,000 from the same period in the prior year. The increases for both the three and nine months ended September 30, 2014 is attributable to the Company increasing print and media advertising for targeted promotional campaigns during the period.

Core Deposit Intangible: The $481,000 and $802,000 increase in core deposit intangible amortization for the three and nine months ended September 30, 2014 is directly attributable to the Merger. The Company is amortizing the core deposit intangible over 10 years using the sum-of-the-years-digits method.
Other Expenses: For the three and nine months ended September 30, 2014, other expenses recorded by the Company were $4.0 million and $10.2 million, respectively, an increase of $1.9 million and $3.3 million from the comparable 2013 periods. Both the three and nine months ended September 30, 2014 were impacted by the Merger which is the main driver for the increase in the periods.

Income Tax Provision
The provision (benefit) for income taxes was ($1.3) million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for the three months ended September 30, 2014 was (14.6%) as compared to 30.8% for the same period in 2013. The provision (benefit) for income taxes was ($296,000) and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s estimated annualized effective tax rate for this period was (5.8%) as compared to 29.0% for the same period in 2013. The decrease in the estimated annualized effective tax rate for both the three and nine months ended September 30, 2014 as compared to prior years was primarily due to a lower income for the quarter and year to date as a result of expenses associated with the merger of the Company and Legacy United in 2014. Furthermore, the Company realized additional benefits of $2.3 million in the quarter related to tax credit investments. The decrease in the rate for these items is partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the Merger. The projected tax rate for 2014 is expected to be approximately (20.0%).

Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $5.31 billion at September 30, 2014 and $2.30 billion at December 31, 2013, an increase of $3.01 billion, or 130.9%, primarily due to the acquired assets in the Merger of $2.44 billion. Excluding the impact of the Merger, total assets increased $569.7 million as of September 30, 2014 compared to December 31, 2013. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston and other borrowings to fund the growth in securities and loans.
Net loans of $3.77 billion at September 30, 2014 increased $2.08 billion, or 122.3%, when compared to net loans of $1.70 billion at December 31, 2013, primarily due to the acquired loans in the Merger of $1.88 billion.
Total deposits of $4.03 billion at September 30, 2014 increased $2.29 billion, or 132.2%, when compared to total deposits of $1.74 billion at December 31, 2013, primarily due to the acquired deposits in the Merger of $1.94 billion. Non-interest-bearing deposits increased $393.3 million, or 147.5%, primarily due to the acquired non-interest bearing deposits in the Merger of $333.2 million. Interest-bearing deposits increased $1.90 billion, or 129.4%, primarily due to the acquired interest bearing deposits in the Merger of $1.61 billion. The Bank’s net loan-to-deposit ratio was 93.6% at September 30, 2014, compared to 97.8% at December 31, 2013. Additionally, on September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024. Proceeds were $73.8 million, net of issuance costs, which the Company plans to use for general corporate purposes.
At September 30, 2014, total equity of $651.4 million increased $352.0 million when compared to total equity of $299.4 million at December 31, 2013. The primary change in equity for the period-ended September 30, 2014 was the issuance of 26.7 million shares related to the Merger which resulted in $356.4 million of additional shareholders’ equity. At September 30, 2014, the tangible common equity ratio was 10.2% compared to 13.0% at December 31, 2013.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	September 30, 2014		December 31, 2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,962	$6,653	$6,801	$6,031
Government-sponsored residential mortgage-backed securities	372,472	373,216	96,708	95,662
Government-sponsored residential collateralized debt obligations	207,379	205,879	69,568	67,751
Government-sponsored commercial mortgage-backed securities	13,638	13,213	13,841	12,898
Government-sponsored commercial collateralized debt obligations	5,039	4,904	5,043	4,706
Asset-backed securities	179,857	179,388	107,699	106,536
Corporate debt securities	46,503	44,641	43,586	42,486
Obligations of states and political subdivisions	159,036	159,003	67,142	62,505
Total debt securities	990,886	986,897	410,388	398,575
Marketable equity securities, by sector:
Banks	22,690	22,596	3,068	3,047
Industrial	109	188	109	211
Mutual funds	2,815	2,886	2,793	2,844
Oil and gas	131	213	131	226
Total marketable equity securities	25,745	25,883	6,101	6,328
Total available for sale securities	$1,016,631	$1,012,780	$416,489	$404,903
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,406	$13,268	$10,087	$10,153
Government-sponsored residential mortgage-backed securities	3,150	3,507	3,743	4,107
	$15,556	$16,775	$13,830	$14,260
On a year-to-date basis, the available for sale securities portfolio increased by $607.9 million to $1.01 billion, while the held to maturity portfolio increased by $1.7 million to $15.6 million at September 30, 2014. In connection with the Merger, we acquired securities of $378.7 million that were classified as available for sale.
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

During the third quarter of 2014, the available for sale securities portfolio increased by $60.8 million to $1.01 billion, representing 19% of total assets at September 30, 2014, from $952.0 million and 18% of total assets at June 30, 2014. The linked quarter increase is largely reflective of continued execution of the barbell management strategy, with bond purchases focused on opportunities to shorten the investment portfolio duration and add diversification to the portfolio holdings. Portfolio activity during the third quarter included bond repositioning with the CLO portfolio from non-Volcker compliant securities to Volcker compliant securities, a reduction of geographic exposures within the municipal bond portfolio a repositioning within the corporate bond portfolio for which spread tightening had occurred on existing holdings, and purchases of cash flowing government sponsored collaterlized mortgage backed obligations. The Company limits purchases in the municipal bonds, collateralized loan obligations and non-guaranteed corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
During the three and nine months ended September 30, 2014, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $605.5 million in securities that are in an unrealized loss position at September 30, 2014. Approximately $467.6 million of this total had been in an unrealized loss position for less than twelve months with the remaining $137.9 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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

Lending Activities
The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of September 30, 2014 and December 31, 2013.

Loan Portfolio Analysis

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,365,076	36.0%	$634,447	42.6%
Commercial	1,659,682	43.8	776,913	43.4
Construction	131,411	3.5	52,243	3.1
Total real estate loans	3,156,169	83.3	1,463,603	89.1
Commercial business loans	618,876	16.3	247,932	10.7
Installment and collateral loans	16,446	0.4	2,257	0.2
Total loans	3,791,491	100.0%	1,713,792	100.0%
Net deferred loan costs and premiums	3,335		2,403
Allowance for loan losses	(22,304)		(19,183)
Loans - net	$3,772,522		$1,697,012
As shown above, gross loans were $3.79 billion, up $2.08 billion, or 121.2%, at September 30, 2014 from year-end 2013. The amount of outstanding gross loans increased $1.88 billion, which includes $18.5 million of purchased credit impaired loans, as a direct result of the Merger on April 30, 2014. Excluding the Merger, the Company primarily experienced increases in residential real estate and commercial business loans.
Commercial real estate loans represent the largest segment of our loan portfolio at 43.8% of total loans and increased $882.8 million to $1.66 billion from December 31, 2013. The Bank has experienced increased demand in commercial real estate loans given the current rate environment. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of September 30, 2014, comprising 36.0% of total loans. The increase of $730.6 million from December 31, 2013 primarily reflects acquired balances and net organic growth of approximately $100.0 million. The Company had organic originations of both adjustable and fixed rate mortgages of $256.4 million during the nine months ended September 30, 2014, with approximately $153.0 million originated for portfolio.
The Company opportunistically sells a majority of its originated fixed rate residential real estate loans with terms of 15 to 30 years. The strong mortgage origination activity was driven by our increased number of loan officers, the quality of referrals they receive from centers of influence in the real estate market and the responsiveness we have to prospective mortgage customers.
Construction real estate loans totaled $131.4 million at September 30, 2014, an increase of $79.2 million from December 31, 2013. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $10.2 million at September 30, 2014 compared to $6.2 million at December 31, 2013.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $121.2 million at September 30, 2014, $76.4 million of which is residential use and $44.8 million commercial use, compared to total commercial real estate construction loans of $46.0 million at December 31, 2013, $22.3 million of which is residential use and $23.7 million is commercial use.
Commercial business loans increased to $618.9 million and included production from the Shared National Credit program. A newly formed business line within Commercial Banking, “Corporate Loan Strategies” engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.
The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.

The Company occasionally originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At September 30, 2014, there were no loans with an interest reserve funded by the Bank.
It is the Company’s policy to recognize income for this interest component as long as the project is progressing as agreed and if there has been no material deterioration in the financial standing of the borrower or the underlying project. If there is monetary or non-monetary loan default, the Company will cease any interest accrual. At September 30, 2014 there were no situations where additional interest reserves were advanced to keep a loan from becoming non-performing.

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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At September 30, 2014	At December 31, 2013
Non-performing loans as a percentage of total loans	0.77%	0.80%
Non-performing assets as a percentage of total assets	0.60%	0.66%
Net charge-offs as a percentage of average loans (1)	0.10%	0.08%
Allowance for loan losses as a percentage of total loans	0.59%	1.12%
Allowance for loan losses to non-performing loans	76.15%	140.50%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2014 and December 31, 2013, no originated loans greater than 90 days past due were accruing. At September 30, 2014, purchased credit impaired loans from Legacy United totaling $4.6 million were past due 90 days or more, for which an accretable fair value interest mark is being recognized.
The ratios for allowance for loan losses to total loans and to non-performing loans at September 30, 2014 are not directly comparable to December 31, 2013 due to the effect of purchase accounting adjustments, as there is no carryover of the allowance for loan losses on acquired loans.
The following table details non-performing assets for the periods presented:

Non-performing Assets

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$11,468	35.91%	$8,481	55.86%
Commercial	5,914	18.52	656	4.32
Construction	638	2.00	1,518	10.00
Commercial business loans	5,703	17.86	1,259	8.29
Installment and collateral loans	386	1.20	3	0.02
Total non-accrual loans, excluding troubled debt restructured loans	24,109	75.49	11,917	78.49
Troubled debt restructurings - non-accruing	5,180	16.22	1,737	11.45
Total non-performing loans	29,289	91.71	13,654	89.94
Other real estate owned	2,647	8.29	1,529	10.06
Total non-performing assets	$31,936	100.00%	$15,183	100.00%
As displayed in the table above, non-performing assets at September 30, 2014 increased to $31.9 million compared to $15.2 million at December 31, 2013. The increase was due to increases in non-accrual loans including troubled debt restructured loans and other real estate owned. The increase in non-accrual loans primarily reflects $13.7 million of acquired loans, which as of September 30, 2014 were past due more than 90 days. At acquisition, these loans were classified as performing in accordance with purchase accounting rules. Non-accruing troubled debt restructured loans increased by $3.4 million since December 31, 2013, primarily reflecting two commercial real estate loans, which experienced a payment default during 2014 resulting in a change from accrual to non-accrual status. The increase in other real estate owned was due to owned properties acquired from Legacy United totaling $2.4 million, partially offset by sales.
Residential real estate non-accrual loans increased $3.0 million reflecting acquired loans of $3.3 million, partially offset by ongoing collection efforts. Current economic conditions, including factors such as continued high unemployment rates and softness in the real estate market, are impacting customers’ ability to make loan payments. There are 131 loans in the residential real estate non-performing category, including troubled debt restructured loans totaling $1.8 million, representing 0.1% of the total residential real estate portfolio. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate and commercial business non-accrual loans increased $5.3 million and $4.4 million, respectively, primarily reflecting acquired loan balances of $5.8 million and $4.2 million, respectively. Non-accrual construction loans decreased $880,000 due to principal reductions as well as the transfer of one loan into other real estate owned.
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

however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of three larger construction relationships and a residential real estate loan, which comprised the majority of the $3.0 million increase in the nine months ended September 30, 2014. The increase was partially offset by paydowns and payoffs totaling $2.1 million and a partial charge-off related to a commercial real estate loan totaling $750,000.
The following tables provide detail of TDR balances and activity for the periods presented:
Troubled Debt Restructuring Balances

(In thousands)	At September 30, 2014	At December 31, 2013
Recorded investment in TDRs:
Accrual status	$8,080	$8,478
Non-accrual status	5,180	1,737
Total recorded investment	$13,260	$10,215
Accruing TDRs performing under modified terms for more than one year	$1,627	$1,302
TDR allocated reserves included in the balance of allowance for loan losses	$10	$—
Additional funds committed to borrowers in TDR status	$—	$—
Troubled Debt Restructuring Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
TDRs, beginning of period	$14,164	$6,914	$10,216	$3,760
New TDR status	392	1,080	5,939	5,074
Paydowns/draws on existing TDRs, net	(546)	(935)	(2,145)	(1,623)
Charge-offs post modification	(750)	—	(750)	(152)
TDRs, end of period	$13,260	$7,059	$13,260	$7,059

Allowance for Loan Losses
The allowance for loan losses (“ALL”)and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. The Company’s Risk Management Committee meets quarterly to review and conclude on the adequacy of the reserves and to present their recommendation to executive management and the Board of Directors.
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2014, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $22.3 million, or 0.59%, of total loans at September 30, 2014 as compared to a loan loss allowance of $19.2 million, or 1.12%, of total loans at December 31, 2013. The decrease in the ratio from December 31, 2013 primarily reflects the increase in loan portfolio due to the Merger, with no corresponding carryover of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2014 decreased $164,000 to $83,000 compared to December 31, 2013. See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2014 and 2013.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2014, the reserve for unfunded credit commitments was $1.1 million compared to a reserve for unfunded credit commitments of $668,000 at December 31, 2013.

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
The following table presents deposits by category as of the dates indicated:

Deposits

(In thousands)	September 30, 2014	December 31, 2013
Demand deposits	$659,860	$266,609
NOW accounts	273,189	153,750
Regular savings and club accounts	547,903	219,635
Money market and investment savings	996,942	524,638
Total core deposits	2,477,894	1,164,632
Time deposits	1,551,108	570,573
Total deposits	$4,029,002	$1,735,205
Deposits totaled $4.03 billion at September 30, 2014, up $2.29 billion from the balance at December 31, 2013. Deposit balances acquired from the Merger totaled $1.94 billion. Core deposits increased $1.31 billion, or 112.8%, from year end reflecting balances acquired in the Merger and the Company’s strategy to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.
Time deposits included brokered certificate of deposits of $233.0 million and $88.7 million at September 30, 2014 and December 31, 2013, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.32 billion at September 30, 2014. United Bank is a member of the Certificate Deposit Account Registry Service network.

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
Total Federal Home Loan Bank of Boston advances increased $174.9 million to $366.9 million at September 30, 2014, exclusive of the purchase accounting mark adjustment on the advances, compared to $192.0 million at December 31, 2013. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loan portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At September 30, 2014, all of the Company’s outstanding FHLBB advances were at fixed rates ranging from 0.22% to 7.15%, with an average cost of 1.22%. FHLBB borrowings represented 7.0% and 8.3% of assets at September 30, 2014 and December 31, 2013, respectively.
In addition, borrowings under reverse purchase agreements totaled $94.2 million as of September 30, 2014. The outstanding borrowings consisted of six individual agreements with remaining terms of thirty seven months or less and a weighted-average cost of 0.95%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $41.9 million at September 30, 2014.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024, in which the Company plans to use the proceeds from the notes for general corporate purposes.

Junior subordinated debentures totaling $7.7 million at September 30, 2014 were acquired through the Merger in the form of trust preferred securities.

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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2014, $85.0 million of the Company’s assets were invested in cash and cash equivalents compared to $45.2 million at December 31, 2013. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At September 30, 2014, the Company had $366.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $237.5 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $94.8 million at September 30, 2014. Internal policies limit wholesale borrowings to 30% of total assets, or $1.59 billion, at September 30, 2014. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $97.5 million at September 30, 2014. No federal funds purchased were outstanding at September 30, 2014. At September 30, 2014, the Company had outstanding commitments to originate loans of $170.5 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $703.9 million. At September 30, 2014, time deposits scheduled to mature in less than one year totaled $996.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2013 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2014, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	2.70%	2.91%
50 basis point decrease in rates	3.18%	5.20%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2014, income at risk over the next twelve months (i.e., the change in net interest income) decreased 2.70% and decreased 3.18% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not involved in any legal proceedings deemed to be material as of September 30, 2014 which have arisen in the normal course of business.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended September 30, 2014.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - 31, 2014	20,000	$12.58	1,266,086	1,463,940
August 1 - 31, 2014	—	—	1,266,086	1,463,940
September 1 - 30, 2014	195,700	$12.63	1,461,786	1,268,240
Total	215,700	$12.62	1,461,786	1,268,240

(1)	Includes dealer commission expense to purchase the securities

The Company has no intention to terminate this plan or cease any potential future purchases. As of September 30, 2014, there were 1,268,240 maximum shares that may yet be purchased under this publicly announced plan, which was initiated in May 2013. As of October 28, 2014, the Company had repurchased all of the shares authorized under this plan.
In October 2014, the Company announced that it has adopted a third share repurchase program which will commence now that the second authorization is complete. The new repurchase program will allow for the purchase of an additional 2,566,283 shares, or approximately 5% of outstanding shares.

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
Date: November 7, 2014