Form 10-K
period 2014-12-31
United Financial Bancorp, Inc.
filed 2015-03-09
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of United Financial Bancorp, Inc. as of June 30, 2014 was $692.6 million based upon the closing price of $13.55 as of June 30, 2014, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 27, 2015, there were 49,268,396 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

United Financial Bancorp, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

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

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies or the Financial Accounting Standards Board, may affect expected financial reporting;

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock;

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

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

Item 1.    Business
General
On April 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company,” “United,” “our,” “we” or “us”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger.”
United Financial Bancorp, Inc., a publicly-owned registered bank holding company, is headquartered in Glastonbury, Connecticut and is a Connecticut corporation. The Company completed the “second-step” conversion from a mutual holding company structure to a stock holding company structure in March 2011. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.”
The Company’s principal asset at December 31, 2014 is all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company. United had assets of $5.48 billion and equity of $602.4 million at December 31, 2014. The Merger doubled our size, adding $2.40 billion of assets and $356.4 million of stockholders’ equity, in addition to expanding our branch network and footprint into the Springfield and Worcester regions of Massachusetts.
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. The Company, through United Bank, delivers financial services to individuals, families and businesses primarily throughout Connecticut and central and western Massachusetts through 56 banking offices, its commercial loan and mortgage loan production offices, 67 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com). In addition to the Merger, the Company opened two new branch locations during 2014 in North Haven, Connecticut and East Hartford, Connecticut and is in the process of building a new branch office in Glastonbury, Connecticut. The Company closed four branch offices in connection with the Merger and has implemented a branch optimization strategy which includes the closure of five non-strategic branches in United's branch network.
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
Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions/mergers and provide superior customer service to meet the financial needs of the communities in which we operate. Current priorities are to continue efficiency improvements, grow fee income businesses including financial advisory and mortgage banking, expand our commercial real estate and commercial business lending activities and grow our deposit base.
Competition
The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance and mortgage companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than United. Competition from both bank and non-bank organizations is expected to continue. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking regulatory reform.
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

Market Area
We operate in primarily suburban market areas throughout Connecticut and Massachusetts that have a stable population and household base. Currently, we maintain over 50 retail banking branches covering markets throughout Connecticut and Massachusetts, providing customers access to full-service banking opportunities including retail banking, consumer and commercial lending, private banking and financial advisory services. The Bank recently opened new branches in East Hartford, Connecticut, Hamden, Connecticut and North Haven, Connecticut and will open a new banking center in Glastonbury, Connecticut in 2015.
Our retail banking and lending offices are located in Connecticut throughout Hartford, New Haven, New London and Tolland Counties and in Massachusetts in West Springfield, Greater Springfield and Worcester regions. In addition, we maintain a limited service commercial loan production office and a mortgage loan origination office in New Haven County, now supported by two retail branches in Hamden and North Haven. Our market area in Connecticut is located in the north central part of the state including, in part, the eastern and western parts of the greater Hartford metropolitan area and the central part of New Haven County. Our market area in Massachusetts covers a wide geography in the western, eastern and central parts of the state.
Our Corporate Headquarters is located in Glastonbury, Connecticut, a suburb of Hartford. Our Connecticut and Massachusetts markets have a mix of industry groups and employment sectors, including services, wholesale/retail trade, construction and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut as well as central, western and eastern Massachusetts and to a lesser extent, other states outside our footprint, although most of the Company’s loans are made to borrowers in its primary deposit gathering area. In addition to our primary lending areas we have expanded lending activities to include an out-of-state regional commercial real estate lending program as well as mortgage banking and commercial banking loan production offices in eastern Massachusetts and Fairfield and Litchfield Counties, Connecticut.
Lending Activities
General
The Company’s lending activities are conducted principally in Connecticut and Massachusetts although we do lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans. Loan originations totaled $1.09 billion in 2014, consisting of commercial and retail production of $616.8 million and $469.2 million, respectively.
Real estate collateralized the majority of the Company’s secured loans as of December 31, 2014, including loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.
The Bank’s Board of Directors (“Board”) approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy addresses approval limits, appraisal requirements, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.
Residential Mortgage Loans
A principal lending activity of the Bank is to originate loans secured by first mortgages on one-to-four family residences. The Bank originates residential real estate loans through commissioned mortgage loan officers throughout the state and retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Bank also originates loans above conforming loan amount limits, referred to as “jumbo loans.” The Bank may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Bank is an approved originator of loans for sale to Fannie Mae, Merrimack Mortgage Company, the Connecticut Housing Finance Authority (“CHFA”) and the Massachusetts Housing Finance Authority (“MHFA”).

Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company sold $136.7 million and $220.5 million of residential mortgages into the secondary market in 2014 and 2013, respectively.
The experience of our mortgage loan officers and their relationships with realtors has allowed the Company to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting over 68% of 2014 volume, a 105% increase compared to 2013 purchase volume. The Company continues to enhance its production capacity, both in numbers of experienced mortgage loan officers, and in expanding into additional robust markets.
In January 2014 the Company announced the expansion of its mortgage lending market through the introduction of loan production offices in Fairfield and Litchfield Counties, Connecticut, and Eastern Massachusetts. The opening of these loan production offices has allowed the Company some diversification from the Hartford and West Springfield area markets. The Company continues to initiate actions to increase production capacity, while maintaining current processing expense, introducing further efficiencies and implementing the ability to sell to multiple investors.
The Company retains the ability to sell loans from portfolio when secondary market returns are attractive. Additionally, the Company is implementing multiple secondary options, in order to ensure maximum pricing on loan sales, when it is in our best interest to do so. Furthermore, we continue to move towards variable cost structures where possible through expansion of incentive base pay and investigation of mortgage loan sub servicing. As a result, we expect mortgage banking will continue to be a significant driver to the Company’s profits, although less so in future periods.
The Company offers adjustable rate (“ARM”) mortgages which do not contain negative amortization features. After an initial term of five to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above LIBOR. ARM loans reduce the Bank’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. The Company also has interest only loans, which at December 31, 2014 represent 1% of the total residential real estate portfolio. Interest only loans are underwritten at the fully amortized rate (to include principal and interest) and are subject to the same higher credit standards as jumbo loans. As a result, interest only loans originated have higher credit scores and lower loan to value ratios than the existing residential portfolio. At year-end 2014, the Bank’s adjustable rate residential mortgage portfolio totaled $265.1 million.
The Company also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods up to eighteen months followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2014, the unadvanced amounts of home equity lines of credit totaled $321.3 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum.
Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. This portfolio also includes commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut and Massachusetts, but also expand throughout the Northeast and certain Mid-Atlantic states through our regional commercial real estate lending (“Regional CRE”)program. Regional CRE program provides geographic diversification within the overall commercial real estate loan portfolio and the properties financed are high quality, income producing and have experienced sponsorships. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.
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
Commercial Business Loans
Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. Commercial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically made up to 80% of the value of the loan collateral. A significant portion of the Bank’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property. The Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between 3 and 7 years and amortize on the same basis.
Commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards and enhanced risk assessments, including a quarterly review of portions of the portfolio and a review of new commercial loans by the Chief Credit Officer.

At December 31, 2014, the Company’s outstanding commercial loan portfolio totaled $613.6 million, or 15.7%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Board Risk Committee.
Installment and Collateral Loans
Installment and collateral loans totaled $5.8 million, or 0.1%, of our total loan portfolio at December 31, 2014. Our installment and collateral loans generally consist of loans on new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans.
Credit Risk Management and Asset Quality
One of management’s key objectives has been and continues to be to maintain a high level of asset quality. United utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;

•	Establishing a process for credit approval accountability;

•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	Established underwriting practices;

•	Ongoing servicing of the majority of individual loans and lending relationships;

•	Continuous monitoring of the transactions and portfolio, market dynamics and the economy;

•	Periodically reevaluating the Bank’s strategy and overall exposure to economic, market and other risks; and

•	Ongoing review of new commercial loans by the Chief Credit Officer.
Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board, to ensure compliance with the credit policy. In addition, Credit Administration and the Special Assets Team is responsible for managing non-performing and classified assets. On a quarterly basis, the criticized loan portfolio, which consists of commercial, commercial real estate and construction loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.
The loan review function is outsourced to a third party to provide an independent evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Board Risk Committee. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio. Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, including the periodic tracking and analysis of loans with an updated FICO score. LTV is determined on non-accrual loans through either an updated drive-by appraisal or, less frequently, the use of computerized market data and an estimate of current value.
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

Investment Activities
The securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Investment decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration, and portfolio concentrations. Compliance with the Company’s investment policy rests with the Chief Financial Officer. The Management Asset/Liability Committee (“ALCO”) meets monthly and reviews and approves investment strategies.
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
Derivative Financial Instruments
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2014, the Company held derivative financial instruments with a total notional amount of $405.8 million. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.
Sources of Funds
General
The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and borrowings to fund lending, investing and general operations.
Deposits
Deposits are the major source of funds for the Company’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers debit cards and other electronic fee producing payment services to transaction account customers. The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. Savings accounts include traditional passbook, statement accounts and health savings accounts as well as money market savings accounts. The Bank’s time deposit accounts provide maturities from 3 months to 5 years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit pricing strategy is monitored weekly by the Retail Pricing Committee, monthly by the Management ALCO and quarterly by the Board Risk Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBB advance rates and rates on other sources of funds. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. To attract and retain deposits, we rely upon personalized customer service, marketing our products, long-standing relationships and competitive interest rates.
The Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network. The Company uses CDARS to place customer funds into time deposits issued by other banks that are members of the CDARS network. This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance. We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits. CDARS deposits are considered to be brokered deposits for banking regulatory purposes. We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from out-of-market brokered deposits. The Company had $353.7 million brokered deposits at December 31, 2014, $1.2 million of which are through participation in CDARS reciprocal deposit program.
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
Risk Management
United has a comprehensive Risk Management Program to identify, assess, mitigate, monitor, manage and report risk profiles inherent within the organization. United manages risk taking activities within the Board-approved risk framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. Risk management is fully integrated into the Strategic planning process and is a key participant in the approval process for all new activities. The Risk Management Committee, Risk Management Steering Committee and the Board Risk Committee oversee all of United’s risk-related matters. United’s Risk Management Steering Committee is chaired by United’s Chief Risk Officer and is comprised of members of the Executive Team and the Enterprise Risk Manager. The Risk Management Committee is chaired by United’s Chief Risk Officer and is comprised of Risk Division officers, an IT officer, and various members of line management.
As a regulated banking institution, United is examined periodically by federal and state banking authorities. The results of these examinations are presented to the full Board. Identified issues from such examinations are tracked by the Director of Internal Audit and compliance is reported to and reviewed by the Audit Committee. These examinations, in addition to the internal Compliance Department reports and Internal Audit reports, are reviewed by the Audit Committee. The Compensation Committee also incorporates risk considerations into executive incentive compensation plans.
The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for oversight of the Company’s Enterprise Risk Management framework, which includes but is not limited to credit risk, operational risk management, compliance programs, information security and risk policy. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities and is closely monitored by the Chief Risk Officer. The Chief Credit Officer, who reports directly to the Chief Executive Officer, is responsible for overseeing credit risk as well as the Bank’s loan workout and recovery activities. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.
Credit Risk
United manages and controls risk in its loan and investment portfolios through established underwriting practices, adherence to consistent standards and utilization of various portfolio and transaction monitoring activities. Written credit policies are in place that include underwriting standards and guidelines, provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper identification, rationale and disclosure of policy exceptions.
Credit Risk Management policies and transaction approvals are managed under the supervision of the Chief Credit Officer and are independent of the loan production and Treasury areas. The credit risk function oversees the underwriting, approval and portfolio management process, establishes and ensures adherence to credit policies and manages the collections and problem asset resolution activities in order to control and reduce classified and non-performing assets.
As part of the Credit Risk Management process, the Chief Risk Officer and Chief Credit Officer hold regular meetings with senior managers to report and discuss key credit risk topics, issues and policy recommendations affecting the Bank. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported to the Board Risk Committee.
In addition to the Credit Risk Management team, there is an independent Credit Risk Review function, reporting to the Chief Risk Officer, that performs independent assessments of the risk ratings and credit underwriting process for the commercial loan portfolio. Credit Risk Review findings are reported to Executive Management and the Board by the Chief Risk Officer and the Chief Credit Officer.
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, United is primarily exposed to interest rate risk. Accordingly, United’s interest rate sensitivity is monitored on an ongoing basis by its ALCO and by its Board Risk Committee. ALCO’s primary goals are to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments within previously approved Board risk limits.
Liquidity Risk
Liquidity risk refers to the ability of the Company to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Bank owns, deposits, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. The Company also requires funds for dividends to shareholders, repurchase of shares, potential acquisitions, and for general corporate purposes. Its sources of funds include dividends from the Bank, the issuance of equity and debt and borrowings from capital markets.
Both the Bank and the Company will maintain a level of liquidity necessary to achieve their business objectives under both normal and stressed conditions. Liquidity risk is monitored and managed by ALCO and reviewed regularly with the Board.
Capital Risk
United needs to maintain adequate capital in both normal and stressed environments to support its business objectives. ALCO monitors regulatory and tangible capital levels according to management targets and regulatory requirements and recommends capital conservation, generation and/or deployment strategies to the Board. ALCO also has responsibility for the Capital Management Plan and Contingent Liquidity Plan, and quarterly stress testing which are all reviewed with the Board Risk Committee. The Capital Management Plan and Contingent Liquidity Plan are approved annually by the Board.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. United’s Chief Risk Officer oversees the management and effectiveness of United’s risk management program. The Chief Risk Officer oversees the Compliance Program, the Bank Secrecy Act Program, and reviews the Community Reinvestment Act and Fair Lending Programs. The Chief Risk Officer is responsible for reporting on the adequacy of these risk management components and programs along with any issues or concerns to the Board.
Subsidiary Activities
United Bank, a Connecticut-chartered stock savings bank, is currently the only subsidiary of the Company and has the following wholly-owned subsidiaries.
United Bank Mortgage Company: Established in December 1998, and formerly known as The SBR Mortgage Company, United Bank Mortgage Company operates as United Bank’s “passive investment company” (“PIC”), which exempts it from Connecticut income tax under current law.

United Bank Investment Corp., Inc.:    Formerly The Savings Bank of Rockville Investment Co.and established in January 1995, the entity, was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Bank’s customers through United Northeast Financial Advisors, Inc.
United Northeast Financial Advisors, Inc.:    Formerly Rockville Financial Services, Inc. and established in May 2002, the entity currently offers brokerage and investment advisory services through a contract with Infinex. In addition, United Northeast Financial Advisors, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all United Bank locations. United Northeast Financial Advisors, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the year ended December 31, 2014, United Northeast Financial Advisors, Inc. received fees of $1.7 million through its relationship with Infinex.
United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc.:    Established in May 2009, United Bank Commercial Properties, Inc. (formerly Rockville Bank Commercial Properties, Inc.) and United Bank Residential Properties, Inc. (formerly Rockville Bank Residential Properties, Inc.) were established to hold certain real estate acquired through foreclosures.
United Bank Investment Sub, Inc.:    Formerly Rockville Bank Investment Sub., Incl and established in December 2012, the entity was established to hold certain government guaranteed loans acquired in the secondary market.
UCB Securities Inc., II:    Acquired in the merger of Rockville and Legacy United to hold certain investment securities which provide a tax advantage under current regulations.
UB Properties, LLC:    A single member limited liability company, established in May 2014 with the merger of Rockville and Legacy United to hold certain real estate acquired through foreclosure.
Employees
At December 31, 2014, the Company had 683 full-time equivalent employees consisting of 636 full-time and 89 part-time employees. None of the employees were represented by a collective bargaining group.
United maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, and an employee 401(k) investment plan. The pension plan was frozen effective December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
Management considers relations with its employees to be good. See Notes 15 and 16 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.
SUPERVISION AND REGULATION
General
United Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of United Financial Bancorp, Inc., a stock corporation. United Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). United Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. United Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. United Financial Bancorp, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on United Bank or United Financial Bancorp, Inc.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. United Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.
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
Connecticut Banking Laws And Supervision
Connecticut Banking Commissioner:    The Commissioner regulates internal organization as well as the deposit, lending and investment activities of state chartered banks, including United Bank. The approval of the Commissioner is required for, among other things, the establishment of branch offices, including those in other states, and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.
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
Powers:    Connecticut law permits Connecticut chartered banks to sell insurance and fixed and variable rate annuities if licensed to do so by the applicable state insurance commissioner. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.
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
Federal Regulations
Capital Requirements:    Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as United Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong bank holding company, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
State non-member banks such as United Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includible amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.
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
As a bank holding company, United Financial Bancorp, Inc. is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. United Financial Bancorp, Inc.’s stockholders’ equity exceeds these requirements.
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
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, includes a minimum leverage ratio of 4% for all banking organizations and includes a minimum total capital to risk weighted assets ratio of 8%. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules will begin for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” under the new rules.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2014, United Bank was a “well-capitalized” institution.
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
Enforcement:    The FDIC has extensive enforcement authority over insured savings banks, including United Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.
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
As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. Unlimited deposit insurance coverage was available on all of the Bank’s non-interest–bearing deposit accounts through December 31, 2012, when the FDIC’s temporary program ended. Additionally, the FDIC approved a plan for rebuilding the DIF after several bank failures in 2008. The FDIC plan aims to rebuild the DIF within five years; the first assessment increase was a uniform seven basis points effective January 2009. For the years ended December 31, 2014, 2013 and 2012, the total FDIC assessments were $1.2 million, $1.0 million and $1.2 million, respectively. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2014 and December 31, 2013. The FHLBB repurchased

$2.3 million and $814,000 of excess capital stock from the Bank during 2014 and 2013, respectively, as part of an announced program in 2009 to repurchase $250 million of members’ excess stock.
Holding Company Regulation
General:    As a bank holding company, United Financial Bancorp, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner.
Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, United Financial Bancorp, Inc. must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.
The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.
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
Financial Modernization:    The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Department of the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a “Satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. United Financial Bancorp, Inc. has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.
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
Community Reinvestment Act:    Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. United Bank’s latest FDIC CRA rating was “Satisfactory.”
Connecticut has its own statutory counterpart to the CRA which is also applicable to United Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. United Bank’s most recent rating under Connecticut law was “Satisfactory.”
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

Federal Securities Laws
United Financial Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
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
Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), United Financial Bancorp, Inc.’s subsidiary, United Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, United Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2014, the subsidiary had no reserves subject to recapture in excess of its base year.
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
Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, United Financial Bancorp, Inc. had net operating loss carryforwards of $594,000 for federal income tax purposes, which will begin to expire in 2023.
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
State
The Company reports income on a calendar year basis to the State of Connecticut and Massachusetts. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income, subject to a 20% surcharge in 2014.
In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. United Bank established a passive investment company, United Bank Mortgage Company, in December 1998.
The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2014; however, the Company has not been audited by the Department of Revenue

Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, United Financial Bancorp, Inc. would be subject to state income taxes in Connecticut.
The Company also reports income on a calendar year basis to Massachusetts. Generally, Massachusetts imposes a tax of 9.0% on income taxable for in Massachusetts although Massachusetts Security Corporations are taxed at 1.32%.  Massachusetts taxable income is based on federal taxable income after modifications pursuant to state tax law.
The Company and the Bank are not currently under audit with respect to their income tax returns, and their state tax returns have not been audited for the past five years.
The Company also pays taxes in certain other states due to increased loan activity, and these taxes were immaterial to the Company’s results.
Securities and Exchange Commission Availability of Filings
United Financial Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (“Exchange Act”) and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC. You may read and copy any reports, statements or other information filed by United Financial Bancorp, Inc. with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. United’s filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov. In addition, United makes available free of charge on its Investor Relations website (unitedfinancialinc.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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
United Bank originates commercial business loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area. Commercial business loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate in the current economic environment. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have a greater credit risk than residential real estate for the following reasons:

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
While improving, the economic recovery has been slow with continued stagnation in the real estate market and local economy, which continues to adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of potential increases in non-performing loans. The decreases in real estate values have adversely affected the value of property used as collateral for our commercial and residential real estate loans. The stagnation in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. If poor economic conditions continue to result in decreased demand for quality loans, our profits may decrease because our alternative investments may earn less income than loans. This market uncertainty may lead to a widespread reduction in general business activity. The resulting economic pressure brought to bear on consumers may adversely affect our business, financial condition, and results of operations.
All of these factors could have a material adverse effect on our financial condition and results of operations. See further discussion on the commercial loan portfolio in “Lending Activities” within “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
If United Bank’s allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Previous declines in real estate values continue to impact the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral can be difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 0.64% of total loans outstanding and 76.67% of non-performing loans at December 31, 2014. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans.
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

Concentration of loans in our primary market area may increase risk
Our success is impacted by the general economic conditions in the geographic areas in which we operate, primarily Connecticut, and Central and Western Massachusetts. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could reduce our ability to generate new loans and increase default rates on those loans and otherwise negatively affect our financial results.
Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.
Our ability to consistently make a profit from core operations largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income United Bank earns on its interest-earning assets, such as loans and securities, and the interest expense United Bank pays on its interest-bearing liabilities, such as deposits and borrowings. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates paid on deposits, which may result in a decrease in our net interest income.
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
The gross unrealized losses within our investment securities portfolio are due in part to an increase in credit spreads. We have concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers or underlying assets, and we have the intent and ability to hold these investments for a time necessary to recover our cost at stated maturity (at which time, full payment is expected). However, a continued decline in the value of these securities due to deterioration in the underlying credit quality of the issuers or underlying assets or other factors could result in an other-than-temporary impairment write-down which would reduce our earnings.
The market price and trading volume of our common stock may be volatile.
The level of interest and trading in the Company’s stock depends on many factors beyond our control. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following: actual or anticipated fluctuations in operating results; changes in interest rates; changes in the legal or regulatory environment; press releases, announcements or publicity relating to the Company or its competitors or relating to trends in its industry; changes in expectations as to future financial performance, including financial estimates or recommendations by securities analysts and investors; future sales of our common stock; changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and other developments affecting our competitors or us. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent stockholders from selling their common stock at a desirable price.
In the past, stockholders have brought securities class action litigation against a company following periods of volatility in the market price of their securities. We could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.
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

United has opened new branches and expects to open additional new branches and loan production offices which may incur losses during their initial years of operation as they generate new deposit and loan portfolios.
The Company opened two new branch offices and three loan production offices in 2014. United intends to continue to explore opportunities to expand and eliminate non-strategic branches to better posture the Company to achieve greater operational efficiencies going forward. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.
Strong competition within United’s market area may limit our growth and profitability.
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
We are exposed to fraud in many aspects of the services and products that we provide.
We offer debit cards and credit cards to our banking customers and plan to expand our online banking and online account opening capabilities in 2015.  Historically, we have experienced operational losses from fraud committed by third parties that steal credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure or interruption of our information systems, there can be no assurance that any such failure or interruption will not occur or, if they do occur, that they will be adequately addressed. A breach in security of our systems, including a breach resulting from our newer online capabilities such as mobile banking, increases the potential for fraud losses. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

We rely on third-party relationships to conduct our business, which subjects us to strategic, reputation, compliance and transaction (operational) risk.
We rely on third party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third party relationships with vendors, there are risks associated with such activities. When entering a third party relationship, the risks associated with that activity are not passed to the third party but remain our responsibility. Management and the Board of Directors are ultimately responsible for the activities conducted by vendors. To that end, Management is accountable for the review and evaluation of all new and existing vendor relationships. Management is responsible for ensuring that adequate controls are in place at United and our vendors to protect the bank and its customers from the risks associated with vendor relationships.
Increased risk most often arises from poor planning, oversight, and control on the part of the bank and inferior performance or service on the part of the third party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third party service providers, any problems caused by third party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing third party vendors could also take a long period of time and result in increased expenses.
United faces cybersecurity risks, including “denial of service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect United’s business or reputation and create significant legal and financial exposure.
United’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and United may not be able to anticipate or prevent all such attacks. United may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage.
Despite efforts to ensure the integrity of its systems, United will not be able to anticipate all security breaches of these types, and United may not be able to implement effective preventive measures against such security breaches. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of United’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.
A successful penetration or circumvention of system security could cause serious negative consequences to United, including significant disruption of operations, misappropriation of confidential information of United or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to United or to its customers, loss of confidence in United’s security measures, significant litigation exposure, and harm to United’s reputation, all of which could have a material adverse effect on the Company.
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
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2014, the Company had approximately $115.2 million of goodwill on its balance sheet reflecting the merger with Legacy United. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on United’s financial condition and results of operations.
Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
A large portion of our loan portfolio is acquired and was not underwritten by us at origination.
At December 31, 2014, 42.3% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
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
We are exposed to risk of environmental liability when we take title to property.
In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition or results of operations could be adversely affected.

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
On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation processes for most all of the financial services industry. Included in the many new safeguards are increases in capital standards, imposes clearing and margining requirements on derivative activities, and increases in general oversight authority. Specific to holding companies, it increases minimum leverage and risk-based capital requirements and phases out the ability to include certain securities Tier I capital.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. United Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Various parts of this legislation have yet to be implemented, and therefore we cannot be certain when final rules affecting us will be issued or to gauge their potential impacts. When issued, they could have material and adverse impact on our operations; both from an increase in resource allocation for compliance as well as requiring a potential change to our business strategies. Also contained within the Dodd-Frank Act are provisions under the Volker Rule which restrict the ability to engage in certain trading and investing activities regarding collateralized loan obligations and corporate debt obligation securities. As such, we may have to divest such investments and incur yet to be determined financial impacts on our portfolios and operations.
The Dodd-Frank Act requires minimum leverage (Tier I) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier I capital, such as trust preferred securities.
A provision of the Dodd-Frank Act, which became effective one year after enactment, eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law will have an adverse impact on our interest expense.
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
We are subject to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as United Bank’s chartering authority, by the FDIC, as insurer of deposits, and by the Federal Reserve Board as the regulator of United Financial Bancorp, Inc. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, and their interpretations may result with including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. Inadvertent failure to comply with laws, regulations or policies could result in sanctions by the various agencies, civil money penalties and resultant reputational damage and this impact cannot be quantified.
Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2014, the Company, headquartered in Glastonbury, Connecticut, conducted business throughout Connecticut, Western Massachusetts and the Worcester Massachusetts area as well as two loan production offices in the counties of Essex and Barnstable Massachusetts. The Company has 56 banking offices and 67 ATMs as well as seven loan production offices and is opening another loan production office in New Haven county in 2015. Of the 56 banking offices 12 are owned and 44 are leased. Branch lease expiration dates range from three years to twenty four years with renewal options of five to twenty years.
All existing Company properties are suitable for our business operations and currently meet the Company’s physical needs.
In addition to the increased number of branches added in 2014 from the Merger, the Company opened de novo branches in New Haven and Hartford counties and plans to open a de novo branch the second half of 2015 in Glastonbury, Connecticut, also in Hartford county. The Company also opened loan production offices in Sagamore Beach, Massachusetts and Fairfield, Connecticut in August 2014 and February 2014, respectively.
The aggregate net book value of premises and equipment was $57.7 million at December 31, 2014.
For additional information regarding the Company’s Premises and Equipment, Net and Commitments and Contingencies, see Notes 7 and 20 to the Consolidated Financial Statements.
Item 3.    Legal Proceedings
In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity.

Item 4.    Mine Safety Disclosures
None.
Part II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “UBNK.”
On February 27, 2015, the intra-day high and low prices per share of common stock were $12.49 and $12.21, respectively.
The following table sets forth for each quarter of 2014 and 2013 the intra-day high and low prices per share and the dividends declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2014:
First Quarter	$14.63	$12.56	$0.10
Second Quarter	14.31	12.21	0.10
Third Quarter	13.91	12.01	0.10
Fourth Quarter	14.67	12.66	0.10
2013:
First Quarter	$13.26	$12.53	$0.10
Second Quarter	13.54	12.27	0.10
Third Quarter	13.50	12.83	0.10
Fourth Quarter	15.42	12.68	0.10
United had 7,652 holders of record of common stock and 49,268,396 shares outstanding on February 27, 2015. The number of shareholders of record was determined by Broadridge Corporate Issuer Solutions, the Company’s transfer agent and registrar. Shareholders of record include closely held affiliates, which held approximately 3.5 million shares as of December 31, 2014.
Such number of record holders does not reflect the number of persons or entities holding stock in nominee or “street” name through banks, brokerage firms, and other nominees.
Dividends
The Company began paying quarterly dividends in 2006 on its common stock and paid its 35th consecutive dividend on February 17, 2015. In addition, the Company paid a special dividend of $0.16 per share in December 2012. The Company intends to continue to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. The Bank paid the Company $13.3 million in dividends during the year ended December 31, 2014.
See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 17, “Regulatory Matters,” in the Consolidated Financial Statements for further information.
Recent Sale of Registered Securities; Use of Proceeds from Registered Securities
No registered securities were sold by United during the year ended December 31, 2014.
Recent Sale of Unregistered Securities
No unregistered securities were sold by United during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information with respect to any purchases of shares of United common stock made by or on behalf of United or any affiliated purchaser for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average(1) Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014	1,575,916	$13.40	3,037,702	2,258,607
November 1 – 30, 2014	257,233	14.01	3,294,935	2,001,374
December 1 – 31, 2014	1,369,280	14.03	4,664,215	632,094
Total	3,202,429	$13.71	4,664,215	632,094

(1)	Includes dealer commission expense to purchase the securities.
On March 2, 2012, the Company authorized the purchase of up to 2,951,250 shares, or 10% of the then outstanding stock, from time to time, subject to certain conditions. The Company completed this repurchase plan on May 20, 2013 at an average price of $13.17.
On May 17, 2013, the Company authorized a new stock repurchase program pursuant to which the Company may purchase up to 2,730,026 shares, or 10% of the then outstanding stock, from time to time, subject to market conditions. As of October 28, 2014, the Company had repurchased all of the shares authorized under this plan.
In October 2014, the Company announced that it has adopted a third share repurchase program which commenced upon the completion of the second authorization. The third repurchase program allows for the purchase of an additional 2,566,283 shares, or approximately 5% of outstanding shares. The Company has no intentions at this time to terminate this plan. As of December 31, 2014, there were 632,094 maximum shares that may yet be purchased under this publicly announced plan.
Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2009, through December 31, 2014, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2009 in our common stock. The graph assumes all dividends on UBNK stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
S&P 500 Total Return Index	100.0	115.1	117.5	136.3	180.4	205.1
KRX Total Return Index	100.0	120.4	114.2	129.3	189.9	194.6
UBNK	100.0	118.8	156.6	203.3	230.7	240.1

Item 6.    Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2014 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. On April 30, 2014, the Company acquired 100% of the outstanding common shares and completed its merger with Legacy United, adding $2.40 billion in assets, $2.16 billion in liabilities and $356.4 million in equity.

	At December 31,
	2014	2013	2012	2011	2010
(In thousands)
Selected Financial Condition Data:
Total assets	$5,476,809	$2,301,615	$1,998,799	$1,749,872	$1,678,073
Available for sale securities	1,053,011	404,903	241,389	151,237	125,447
Held to maturity securities	15,368	13,830	6,084	9,506	13,679
Federal Home Loan Bank stock	31,950	15,053	15,867	17,007	17,007
Loans receivable, net	3,877,063	1,697,012	1,586,985	1,457,398	1,410,498
Cash and cash equivalents	86,952	45,235	35,315	40,985	60,708
Deposits	4,035,311	1,735,205	1,504,680	1,326,766	1,219,260
Mortgagors’ and investors’ escrow accounts	13,004	6,342	6,776	5,852	6,131
Advances from the Federal Home Loan Bank and other borrowings	777,314	240,228	143,106	65,882	261,423
Total stockholders’ equity	602,408	299,382	320,611	333,471	166,428
Allowance for loan losses	24,809	19,183	18,477	16,025	14,312
Non-performing loans(1)	32,358	13,654	16,056	12,610	12,360

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans).

	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012(2)	2011	2010(1)
Selected Operating Data:
Interest and dividend income	$155,879	$77,517	$77,952	$75,580	$75,699
Interest expense	18,007	10,460	10,944	17,471	22,161
Net interest income	137,872	67,057	67,008	58,109	53,538
Provision for loan losses	9,496	2,046	3,587	3,021	4,109
Net interest income after provision for loan losses	128,376	65,011	63,421	55,088	49,429
Non-interest income	16,605	17,051	14,707	14,759	9,404
Non-interest expense(3)	144,432	62,466	55,696	59,016	39,850
Income before income taxes	549	19,596	22,432	10,831	18,983
Income tax expense (benefit)	(6,233)	5,369	6,635	3,739	6,732
Net income	$6,782	$14,227	$15,797	$7,092	$12,251
Earnings per share:
Basic	$0.16	$0.55	$0.57	$0.25	$0.44
Diluted	$0.16	$0.54	$0.56	$0.25	$0.44
Dividends per share	$0.40	$0.40	$0.52	$0.27	$0.25

(1)
Earnings and dividends per share data related to the year ended prior to the date of completion of the conversion (March 3, 2011) have been restated to give retroactive recognition to the exchange ratio applied in the conversion (1.5167).

(2)	Dividends per share included a $0.16 special dividend in the fourth quarter 2012.

(3)	Included in non-interest expense for 2014 and 2013 was merger and acquisition expense of $36.9 million and $2.1 million, respectively.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.16%	0.67%	0.84%	0.39%	0.76%
Return on average equity	1.28	4.67	4.83	2.30	7.48
Tax-equivalent net interest rate spread(1)	3.43	3.22	3.61	3.04	3.19
Tax-equivalent net interest margin(2)	3.54	3.37	3.81	3.40	3.49
Non-interest expense to average assets	3.37	2.93	2.94	3.28	2.48
Efficiency ratio(3)	91.01	74.27	68.16	80.99	63.31
Average interest-earning assets to average interest-bearing liabilities	123.60	129.37	133.85	134.88	120.68
Dividend payout ratio	265.51	73.47	91.00	99.13	37.01
Capital Ratios:
Capital to total assets at end of year	11.00	13.01	16.04	19.06	9.92
Average capital to average assets	12.37	14.28	17.30	17.12	10.21
Total capital to risk-weighted assets	12.55	17.68	21.86	25.43	13.73
Tier I capital to risk-weighted assets	11.89	16.58	20.64	24.26	12.62
Tier I capital to total average assets	9.10	13.47	16.51	19.51	10.39
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.64	1.12	1.15	1.09	1.00
Allowance for loan losses as a percent of non-performing loans	76.67	140.50	115.08	127.08	115.79
Net charge-offs to average outstanding loans during the period	0.12	0.08	0.07	0.09	0.17
Non-performing loans as a percent of total loans	0.83	0.80	1.00	0.86	0.87
Non-performing loans as a percent of total assets	0.59	0.59	0.80	0.72	0.80
Other Data:
Book value per share	$12.16	$11.53	$11.39	$11.30	$8.82
Tangible book value per share	$9.65	$11.49	$11.35	$11.26	$8.76
Number of full service offices	53	19	18	18	18
Number of limited service offices	3	3	5	4	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)
Represents non-interest expense divided by the sum of net interest income and non-interest income, excluding net gain or loss on limited partnerships. The ratio for 2014 and 2013 includes $36.9 million and $2.1 million, respectively, in merger and acquisition expense.

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
As of April 30, 2014, Legacy United had total assets of $2.44 billion, total net loans of $1.88 billion, total deposits of $1.94 billion and equity of $304.5 million. As part of the Merger the Company issued 26.7 million shares of common stock and recorded goodwill of $114.2 million and identifiable intangible assets of $10.6 million.
The Merger had a significant impact by more than doubling the assets and deposits of the former Rockville Financial, Inc., expanding the branch network and by entering into new markets – Western and Central Massachusetts as well as expanding our presence in Central Connecticut.
The Board of Directors of Rockville and Legacy United entered into the Merger after considering a number of factors, including, among others, the following:

•	The Board’s knowledge of the current and prospective environment in which Rockville and Legacy United operates;

•	The Board’s conclusion that the combined entity will have superior future earnings and prospects compared to the earnings and prospects of Rockville and Legacy United on a stand-alone basis; and

•	The Board’s view that the merger will allow for enhanced opportunities for the clients and customers of a combined entity.
Further information about the Merger can be found in Note 3 in the Notes to Consolidated Financial Statements located under Part II, Item 8, Financial Statements and Supplementary Data.

General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.48 billion and stockholders’ equity of $602.4 million at December 31, 2014. United’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and Western and Central Massachusetts and the region through its 56 banking offices, its commercial loan and mortgage loan production offices, 69 ATMs, telephone banking, mobile banking and internet website (www.bankatunited.com).
The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include (1) continuing our residential mortgage lending activities; continuing to expand our commercial real estate and commercial business lending activities; and growing our deposit base (2) increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products (3) continuing to improve operating efficiencies and (4) expanding our banking network by pursuing new branch locations and making opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time.
The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, non-interest income and non-interest expense. Non-interest income primarily consists of fee income from depositors, gain on sale of loans, mortgage servicing income and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expense consists principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, other real estate owned and other operating expenses. During 2014 non-interest expense was also significantly effected by merger and acquisition expenses.
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
Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on tangible equity and assets, net interest margin, non-interest income, operating expenses related to total average assets and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.
Challenges and Risks
As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:
Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2014 our tax-equivalent net interest margin increased 17 basis points to 3.54% due to the effects of purchase accounting related to the merger.  Our operating net interest margin, excluding the effect of purchase accounting, declined 15 basis points in 2014 reflecting the interest rate environment of low rates and the aggressive nature of competitors seeking yield and the effect of new asset generation in addition to our focus of originating and purchasing variable rate and adjustable rate assets, having lower initial interest rates than fixed rate assets. The adjustable rate assets effected net interest margin, but better positions the Company for a rising interest rate environment. Further compression in the operating margin will depend on the continued origination and purchase of variable rate loans and the impact the interest rate environment has on new origination yields as well as scheduled amortization and prepayment of higher yielding portfolio assets which may drive down the portfolio yield.  The Company’s ability to decrease the cost of funding relative to 2014 is diminished, and the cost will likely rise due to the inclusion of $75 million of subordinated debt issued in September 2014 and increased pressure of deposit pricing in our market area.
The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.
Maintaining credit quality and rigorous risk management.    The national economy continued to improve through 2014. United continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs generally outperform the average of our peer group. Our ratios of non-performing loans to total loans was 0.83%, total delinquencies to total loans was 1.74% and our allowance for loan losses to total loans was 0.64% at December 31, 2014. Net loan charge-offs increased to $3.9 million for the year ended December 31, 2014, an increase from $1.3 million for the year ended December 31, 2013. We expect to be able to continue to maintain strong asset quality relative to industry levels as we have not historically experienced the severity of problems associated with the housing crisis nationally. Risk management oversight of operations is a critical component of our enterprise risk management framework.
Competition in the marketplace.    United faces competition within the financial services industry from some well-established national and local companies. We expect loan and deposit competition to remain vigorous. However, we are poised to take advantage of the continuing industry consolidation in our market and consumers’ willingness to switch financial service providers because of their skepticism of “big banks.” Therefore, we must continue to recruit and retain the best talent, expand our product offerings, expand our market area, improve operating efficiencies and develop and maintain our brand to increase market share to benefit from these opportunities.
Regulatory Considerations.    The banking industry continued to be impacted by regulatory changes during 2014. These regulatory changes were made to ensure the long-term stability in the financial markets. The regulatory changes include rule writing to effect the passage of the Dodd-Frank Act in 2010 and new capital regulations related to Basel III. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
In July 2013, the three Federal bank regulatory agencies (the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) approved the final Basel III rules that amended the existing capital adequacy requirements of banks and bank holding companies for smaller banks as defined. The new rules became effective for smaller banks and bank holding companies on January 15, 2015. The Company believes it will continue to exceed all expected well-capitalized regulatory requirements upon the implementation of Basel III.
In complying with new regulations, there can be no assurance that the Company will not be impacted in a way we cannot currently predict or mitigate, but we will continue to monitor the regulatory rulings and will work to execute the most beneficial course of action for the Company’s shareholders.
Managing Expansion, Growth, and Future Acquisitions. On April 30, 2014, the Company completed its acquisition of Legacy United and completed the systems conversion in October 2014. The Company plans to continue to grow in the future not only organically, but also through additional acquisitions. We anticipate this growth will expand our brand into new geographic markets as we implement our business model.

The success of this continued expansion depends on our ability to maintain and develop an infrastructure appropriate to support and integrate such growth. Also, our success depends on the acceptance by customers of us and our services in these new markets and, in the case of expansion through acquisitions, our success depends on many factors, including the long-term recruitment and retention of key personnel and acquired customer relationships. The profitability of our expansion strategy also depends on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings.
All five of these challenges and risks — growing the net interest income, maintaining credit quality and rigorous risk management, competition in the marketplace, regulatory considerations and Managing Expansion, Growth, and Future Acquisitions — have the potential to have a material adverse effect on United; however, we believe the Company is well positioned to appropriately address these challenges and risks.
See also Item 1A, Risk Factors in Part I of this report for additional information about risks and uncertainties facing United.
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
Allowance For Loan Losses
Critical Estimates
We determined our allowance for loan losses by portfolio segment, which consists of residential real estate for loans collateralized by owner-occupied residential real estate, commercial real estate, construction, commercial business, and installment and collateral loans. We further segregate these portfolios between loans which are accounted for under the amortized cost method (referred to as “covered” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of lifetime credit losses, resulting in no carryover of the related allowance for loan losses. An allowance for loan losses on acquired loans is only established to the extent that there is deterioration in a loan exceeding the remaining credit loss established upon acquisition.
Covered loans
We establish our allowance for loan losses through a provision for credit losses. The level of the allowance for loan losses is based on our evaluation of the credit quality of our loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. We continue to monitor and modify the level of our allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.
For our originated loans, our allowance for loan losses consists of the following elements: (i) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types; and (ii) specific valuation allowances based on probable losses on specifically identified impaired loans.
Impaired loans
For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business, construction or commercial real estate loan greater than $100,000, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

Commercial loan portfolio
We estimate the allowance for our commercial loan portfolio by applying a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in Footnote 6, “Loans Receivable and Allowance for Loan Losses” found in Part II, Item 8 of this report.
Consumer loan portfolio
We estimate the allowance for loan losses for our consumer loan portfolio by estimating the amount of loans that will eventually default based on their current delinquency severity. We then apply a loss rate to the amount of loans that we predict will default based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Qualitative considerations include, but are not limited to, the evaluation of trends in property values and unemployment.
Acquired Loans
Acquired impaired loans
For our acquired impaired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
Acquired non-impaired loans
We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for covered loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses. To the extent there is deterioration after consideration of the remaining credit loss established at acquisition, an allowance for loan loss is provided to cover potential exposure.
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
Effect if Actual Results Differ from Assumptions
Adverse changes in management’s assessment of the factors used to determine the allowance for loan losses could lead to additional provisions. Actual loan losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions utilized. These factors and conditions include general economic conditions within United’s market, industry trends and concentrations, real estate and other collateral values, interest rates and the financial condition of the individual borrower. While management believes that it has established adequate specific and general allowances for probable losses on loans, actual results may prove different and the differences could be significant.
Other-Than-Temporary Impairment of Securities
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
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities beyond the identified credit loss component are reflected in other comprehensive income.
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
Income Taxes
Critical Estimates
Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Furthermore, tax positions that could be deemed uncertain are required to be disclosed and reserved for if it is is more likely than not that the position would not be sustained upon audit examination.
Judgment and Uncertainties
Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. In determining the level of reserve needed for uncertain tax positions, we consider relevant current legislation and court rulings, among other authoritative items, to determine the level of exposure inherent in tax positions of the Company.  Management believes that the accounting estimate related to the valuation allowance and uncertain tax positions are a critical accounting estimate because the underlying assumptions can change from period to period. For example, variances in future projected operating performance could result in a change in the valuation allowance and changes in tax legislation could result in the need for additional tax reserves.
Effect if Actual Results Differ from Assumptions
Should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset and tax positions taken could differ materially from the amounts recorded in the financial statements. If the Company is not able to realize all or part of our net deferred tax asset in the future or if a tax position is overturned by a taxing authority, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Goodwill
Critical Estimates
The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and goodwill, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. We complete our impairment evaluation by performing internal valuation analysis, considering other publicly available market information and using an independent valuation firm, as appropriate.
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
In the fourth quarter of fiscal 2014, we completed our annual impairment testing of goodwill by performing an internal valuation analysis, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.
The carrying value of goodwill at December 31, 2014, was $115.2 million . For further discussion on goodwill see Note 3 of the Notes to Consolidated Financial Statements.
Judgment and Uncertainties
Fair value is determined using widely accepted valuation techniques, including estimated future cash flows, comparable transactions, control premium and market peers. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
Effect if Actual Results Differ from Assumptions
If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated fair value of the reporting unit and determined that fair value as of December 31, 2014 would have to decline more than 15.0% before Step 2 of the impairment analysis would be required under accounting guidance for goodwill impairment.
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
Operating Results
Income Statement Summary

				Change
	For the Years Ended December 31,			2014-2013		2013-2012
(In thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Net interest income	$137,872	$67,057	$67,008	$70,815	105.6%	$49	0.1%
Provision for loan losses	9,496	2,046	3,587	7,450	364.1	(1,541)	(43.0)
Non-interest income	16,605	17,051	14,707	(446)	(2.6)	2,344	15.9
Non-interest expense	144,432	62,466	55,696	81,966	131.2	6,770	12.2
Income before income taxes	549	19,596	22,432	(19,047)	(97.2)	(2,836)	(12.6)
Income tax provision (benefit)	(6,233)	5,369	6,635	(11,602)	(216.1)	(1,266)	(19.1)
Net income	$6,782	$14,227	$15,797	$(7,445)	(52.3)%	$(1,570)	(9.9)%
Diluted earnings per share	$0.16	$0.54	$0.56	$(0.38)	(70.4)%	$(0.02)	(3.6)%

Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the years ended December 31, 2014 and 2013. A comparison to 2012 is not presented as non-GAAP measures did not have a significant impact on the Company for the year ended December 31, 2012.

	For the Years Ended December 31,
(In thousands)	2014	2013
Net income (GAAP)	$6,782	$14,227
Adjustments:
Net interest income
(Accretion)/amortization of loan mark	(6,665)	—
Accretion/(amortization) of deposit mark	3,908	—
Accretion/(amortization) of borrowings mark	1,624	—
Net adjustment to net interest income	(12,197)	—
Non-interest income
Net gain on sales of securities	(1,228)	(585)
Loss on fixed assets-branch optimization	670	—
Net adjustment to non-interest income	(558)	(585)
Non-interest expense
Merger and acquisition expense	(36,918)	(2,141)
Core deposit intangible amortization expense	(1,283)	—
Amortization of fixed assets mark	(16)	—
Effect of position eliminations	—	(561)
Effect of branch lease termination agreement	(1,888)	(809)
Net adjustment to non-interest expense	(40,105)	(3,511)
Total adjustments	27,350	2,926
Income tax expense (benefit) adjustment	(7,403)	(853)
Operating net income (Non-GAAP)	$26,729	$16,300
The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost.

	For the Year Ended December 31, 2014
	GAAP			Mark to Market			Operating
(In Thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,108,422	$133,011	4.28%	$(12,046)	$6,664	0.23%	$3,120,468	$126,347	4.05%
Total interest-earning assets	3,977,666	158,704	3.99	(12,046)	6,664	0.18	3,989,712	152,040	3.81
Certificates of deposit	1,218,782	9,829	0.81	4,225	(3,908)	(0.32)	1,214,557	13,737	1.13
Federal Home Loan Bank advances	344,218	2,326	0.68	3,616	(1,648)	(0.49)	340,602	3,974	1.17
Other borrowings	127,381	2,122	1.67	(1,127)	17	(0.01)	128,508	2,105	1.68
Total interest-bearing liabilities	3,218,097	18,007	0.56	6,714	(5,539)	(0.17)	3,211,383	23,546	0.73

Tax-equivalent net interest margin			3.54						3.22

Earnings Summary
Comparison of 2014 and 2013
For the year ended December 31, 2014, the Company recorded earnings of $6.8 million, or $0.16 per diluted share compared to $14.2 million and $0.54 per diluted share in 2013. 2014 was largely defined by the Merger with Legacy United, which occurred on April 30, 2014. As shown in the tables above, our results for 2014 were significantly impacted by the Merger, both on a GAAP and operating basis. For the year ended December 31, 2014, one-time acquisition and merger expenses totaled $36.9 million, which were partially offset by an increase of $12.2 million in net interest income due to net accretion of fair value adjustments on interest-earning assets and interest-bearing liabilities. Also affecting 2014 earnings were charges of $2.6 million related to our branch optimization program implemented in the fourth quarter.
Excluding these non-GAAP measures, net income for the year ended December 31, 2014 would have been $26.7 million, an increase of $10.4 million, or 64%, compared to $16.3 million for the year ended December 31, 2013, also on a non-GAAP basis. The increase primarily consists of increases in net interest income of $58.6 million, offset by increases in the provision for loan losses of $7.5 million and non-interest expense of $41.9 million.
Net interest income increased primarily due to the increase in net average interest-earning assets of $301.2 million, which primarily reflects the effect of Merger. The Company’s tax-equivalent net interest margin for the year ended December 31, 2014 was 3.54%, an increase of 17 basis points over the prior year of 3.37%. Net interest income increased $72.6 million, or 106.8%, due to the combined effect of the ten basis point increase in the yield on interest-earning assets and the 11 basis point decrease in the rate paid on interest-bearing liabilities. Our operating basis net interest margin, which excludes the effect of fair value adjustments of $12.2 million, was 3.22%, a 15 basis point decline from the year ended December 31, 2013. While new loan growth was strong, the decline on an operating basis largely reflects the interest rate environment and aggressive nature of competitors.
The asset quality of our loan portfolio has remained strong, including the addition of loans acquired from Legacy United. Acquired loans were recorded at fair value with no carryover of the allowance for loan losses and, as such, some asset quality measures are not comparable between periods as a result. The allowance for loan losses to total loans ratio was 0.64% and 1.12%, the allowance for loan losses to non-performing loans ratio was 76.67% and 140.50%, and the ratio of non-performing loans to total loans was 0.83% and 0.80% at December 31, 2014 and December 31, 2013, respectively. A provision for loan losses of $9.5 million was recorded for 2014 compared to $2.0 million for year ended December 31, 2013. The Company completed a comprehensive review of the acquired loan portfolio by year-end and ensure a consistent application of risk ratings across the portfolio. We believe asset quality for the Company remains strong and stable.
The Company experienced a decrease in other income of $446,000 for the year ended December 31, 2014, compared to 2013. This decrease is driven primarily by a net loss recorded on limited partnership investments, which was mostly offset by increased service charges and fees due to the Merger and to a lesser extent, fee income produced by the Company’s investment advisory subsidiary and the Company’s loan level hedge program.
For the year ended December 31, 2014, non-interest expense increased $82.0 million over the 2013 comparative period and on an operating basis, non-interest expense increased $45.4 million. These increases primarily reflect higher operating costs due to our increased size as a result of the Merger, including increases in salaries and employee benefits, occupancy and equipment expense and service bureau fees.
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
Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment of $2.8 million, $993,000, and $779,000 were made for years ended December 31, 2014, 2013 and 2012, respectively. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Residential real estate loans	$1,134,890	$39,537	3.48%	$652,220	$24,646	3.78%	$690,237	$28,630	4.15%
Commercial real estate loans	1,365,059	65,044	4.76	724,089	33,337	4.60	623,793	33,160	5.32
Construction loans	106,291	7,469	7.03	48,531	1,773	3.65	50,595	1,896	3.75
Commercial loans	492,035	20,549	4.18	197,499	7,867	3.98	163,825	7,331	4.48
Installment and collateral loans	10,147	412	4.06	2,581	129	5.01	3,481	184	5.29
Investment securities	809,305	25,203	3.11	348,627	10,619	3.05	218,369	7,373	3.38
Federal Home Loan Bank stock	24,097	404	1.68	15,222	59	0.39	16,079	82	0.51
Other interest-earning assets	35,842	86	0.24	30,143	80	0.27	29,999	75	0.25
Total interest-earning assets	3,977,666	158,704	3.99	2,018,912	78,510	3.89	1,796,378	78,731	4.38
Allowance for loan losses	(21,192)			(18,664)			(17,347)
Non-interest-earning assets	329,652			133,409			112,530
Total assets	$4,286,126			$2,133,657			$1,891,561
Interest-bearing liabilities:
NOW and money market accounts	$1,109,625	3,293	0.30	$596,580	1,772	0.30	$486,701	1,387	0.28
Savings accounts(1)	418,091	437	0.10	225,379	142	0.06	206,978	263	0.13
Time deposits	1,218,782	9,829	0.81	541,148	6,078	1.12	523,134	7,084	1.35
Total interest-bearing deposits	2,746,498	13,559	0.49	1,363,107	7,992	0.59	1,216,813	8,734	0.72
Advances from the Federal Home Loan Bank of Boston	344,218	2,326	0.68	179,637	2,387	1.33	112,299	2,210	1.97
Other borrowings	127,381	2,122	1.67	17,842	81	0.45	—	—	—
Total interest-bearing liabilities	3,218,097	18,007	0.56	1,560,586	10,460	0.67	1,329,112	10,944	0.82
Non-interest-bearing deposits	503,398			238,803			211,207
Other liabilities	34,482			29,681			24,002
Total liabilities	3,755,977			1,829,070			1,564,321
Stockholders’ equity	530,149			304,587			327,240
Total liabilities and stockholders’equity	$4,286,126			$2,133,657			$1,891,561
Tax-equivalent net interest income		140,697			68,050			67,787
Tax-equivalent net interest rate spread(2)			3.43%			3.22%			3.56%
Net interest-earning assets(3)	$759,569			$458,326			$467,266
Tax-equivalent net interest margin(4)			3.54%			3.37%			3.77%
Average interest -earning assets to average interest-bearing liabilities	123.60%			129.37%			135.16%
Less tax-equivalent adjustment		2,825			993			779
		$137,872			$67,057			$67,008

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Tax-equivalent net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended 2014 Compared to 2013			Year Ended 2013 Compared to 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$63,255	$2,004	$65,259	$4,160	$(7,609)	$(3,449)
Securities and other earning assets	14,407	528	14,935	4,026	(798)	3,228
Total earning assets	77,662	2,532	80,194	8,186	(8,407)	(221)
Interest expense:
NOW and money market accounts	1,523	(2)	1,521	329	56	385
Savings accounts	167	128	295	22	(143)	(121)
Time deposits	5,859	(2,108)	3,751	237	(1,243)	(1,006)
Total interest-bearing deposits	7,549	(1,982)	5,567	588	(1,330)	(742)
FHLBB Advances	1,487	(1,548)	(61)	386	(209)	177
Other borrowed funds	1,422	619	2,041	81	—	81
Total interest-bearing liabilities	10,458	(2,911)	7,547	1,055	(1,539)	(484)
Change in tax-equivalent net interest income	$67,204	$5,443	$72,647	$7,131	$(6,868)	$263
Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted mainly from the merger with Legacy United, combined with organic growth in interest-earning assets and liabilities.
Comparison of 2014 and 2013

As shown in the tables above, tax-equivalent net interest income increased $72.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Additionally, the net interest margin increased 17 basis points to 3.54%, the yield on average earning assets increased ten basis points to 3.99%, and the cost of interest-bearing deposits declined 11 basis points to 0.56%, compared to the year ended December 31, 2013. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $12.2 million recognized during the year ended December 31, 2014 in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings.

Excluding the benefit of the fair value adjustments of $12.2 million, the net interest margin and the yield on average earning assets would have declined 15 basis points and eight basis points, respectively and the cost of interest-bearing liabilities would have increased six basis points for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Primarily reflecting the Merger, average earning assets increased $1.96 billion and average interest-bearing liabilities increased $1.66 billion for the year ended December 31, 2014, compared to the year ended December 31, 2013. The average balance of loans and investment securities increased $1.48 billion and $460.7 million, respectively, while the average balance of interest-bearing deposits increased $1.38 billion.

While the Company experienced organic loan growth, the increase in the average balance of loans primarily reflects the acquired loan portfolio. The average balance of total loans at December 31, 2014 was $3.11 billion and had an average yield of

4.28%. On an operating basis, the average yield on total loans was 4.05% for the year ended December 31, 2014. The average balance of commercial real estate loans totaled $1.37 billion at December 31, 2014, an increase of $641.0 million year over year. Residential real estate loans and commercial business loans were the other significant drivers of the increase in the average loan balance year over year, which increased $482.7 million and $294.5 million, respectively.

The average balance of investment securities increased $460.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, while the average yield earned increased six basis points. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was more closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates. Further information about the re-characterization, can be found later in the document under the heading of Securities within Financial Condition, Liquidity and Capital Resources.

The average balance of interest-bearing liabilities increased $1.66 billion, to $3.22 billion for the year ended December 31, 2014, compared to the year ended December 31, 2013. For the year ended December 31, 2014, the average cost of total interest-bearing liabilities was 0.56%. On an operating basis, which excludes the benefit of fair value adjustment, the average cost would have increased to 0.73%.

Year over year, average balances of total interest-bearing deposits increased $1.38 billion and the average cost decreased 10 basis points, FHLBB advances increased $164.6 million, while the average cost decreased 65 basis points, other borrowings increased $109.5 million and the cost increased 122 basis points These increases were primarily due to balances acquired from Legacy United. The increase in FHLBB advances was additionally due to funding new loan growth and the increase other borrowings was also due to the Company’s issuance of $75.0 million ten year subordinated notes with a coupon rate of 5.75%.

Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets. Therefore, the Company manages the risk of changes in interest rates on its net interest income through an Asset/Liability Management Committee and through related interest rate risk monitoring and management policies.
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

Management recorded a provision of $9.5 million for the year ended December 31, 2014. The primary factors that influenced management’s decision to record this provision were due to the ongoing assessment of estimated exposure on impaired loans and loan volume increases realized during the period. Impaired loans totaled $44.0 million at December 31, 2014 compared to $22.1 million at December 31, 2013, an increase of $21.9 million or 98.6%, reflecting increases in nonaccrual loans of $18.7 million and troubled debt restructured loans of $5.6 million.
The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2014, the allowance for loan losses totaled $24.8 million, which represented 0.64% of total loans and 76.67% of non-performing loans compared to an allowance for loan losses of $19.2 million, which represented 1.12% of total loans and 140.50% of non-performing loans as of December 31, 2013. The decrease in these ratios directly resulted from the effect of purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans.
Non-Interest Income Analysis
For the years ended December 31, 2014, 2013 and 2012, non-interest income represented 10.8%, 20.3% and 17.9% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2014-2013		2013-2012
(Dollars in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Service charges and fees	$14,473	$7,935	$6,480	$6,538	82.4%	$1,455	22.5%
Net gain from sales of securities	1,228	585	914	643	109.9	(329)	(36.0)
Net gain from sales of loans	3,148	5,054	4,417	(1,906)	(37.7)	637	14.4
BOLI income	3,042	2,092	1,920	950	45.4	172	9.0
Net loss on limited partnership investments	(4,224)	—	—	(4,224)	(100.0)	—	—
Other income (loss)	(1,062)	1,385	976	(2,447)	(176.7)	409	41.9
Total non-interest income	$16,605	$17,051	$14,707	$(446)	(2.6)%	$2,344	15.9%
Comparison of 2014 and 2013
As displayed in the above table, non-interest income decreased $446,000 for the year ended December 31, 2014. The changes from the prior year period are mainly due to the Merger and to the recognition of a $4.2 million loss related to a limited partnership investment made during the third quarter of 2014.
Service Charges and Fees: Service charges and fees were $14.5 million and $7.9 million for the year ended December 31, 2014 and 2013, respectively, an increase of $6.5 million from the comparable 2013 period and was directly related to the Merger. Categories that experienced the most significant increases were recorded in (a) loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, (b) fee income produced by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. and (c) NSF, ATM and overdraft fees, related to increased volume. The increase in the period was also bolstered by a $1.0 million increase in fee income produced by the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Net Gain From Sales of Securities:    For the year ended December 31, 2014, the Company realized a gain of $1.2 million versus a gain of $585,000 in the prior year. This increase is a result of the Company repositioning certain securities in the portfolio from non-Volcker compliant collateralized loan obligations (“CLOs”) to Volcker compliant CLOs, a reduction of geographic exposures in the municipal portfolio, and the sale of a corporate bond for which spread tightening had occurred. In addition, the Company took certain steps to align the securities portfolios of Rockville and Legacy United immediately upon the consummation of the Merger, which resulted in the Company recording approximately $542,000 in gains on the sale of securities.
Net Gain From Sales of Loans:    Net gain from sales of loans was $3.1 million for the year ended December 31, 2014, a decrease of $1.9 million, or (37.7%), from the year ended 2013, due to a shift in the Company’s strategy regarding loan sales given the current interest rate environment, whereby the Company will retain loans which yield a higher contribution margin in portfolio versus a sell return. In addition, there was a 15% shift in originations from fixed rate to adjustable rate which are held on the books versus being originated for sale. In 2014 the Company sold loans totaling $136.7 million as compared to $220.5 million of loans sold in 2013. While the sales level of loans was down in the current period, the Company was able to essentially record the same percentage gain on sale of 230 basis points in 2014 versus 229 basis points in 2013.
BOLI Income:    The $950,000, or 45.4%, increase in BOLI is primarily due to the Merger as the Company recorded $1.1 million of income for the year ended December 31, 2014 from policies associated with Legacy United. Additionally, the increase was slightly enhanced due to the additional purchase of $4.0 million of BOLI by Rockville in May 2013. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
Net Loss on Limited Partnership Investments:  In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy as it allows the Company to receive cash flows and qualify for federal renewable energy tax benefits. The partnership investments are accounted for under the equity method of accounting. For the year ended December 31, 2014, the Company recorded $4.2 million in losses on limited partnership investments, approximately $4.0 million of which is related to the new tax credit partnership for alternative energy and a $176,000 loss is related to acquired investments in other partnerships. In conjunction with the $4.0 million loss realized on the new tax credit partnership, the Company recorded an offsetting benefit of $5.2 million as reflected in the tax provision for the year.
Other Income (Loss):    The Company recorded a decrease in other income of $2.4 million for the year ended 2014 compared to the prior year. The decrease in 2014 compared to 2013 is primarily due to the change in the fair value recognized in net income for mortgage servicing rights, loss on the sale and writedown of fixed assets related to branch closures, and the increase in the credit value adjustment on borrower facing loan level hedges. These decreases were partially offset by the changes in value in rate lock commitments, gains on the sale of other real estate owned and an increase in miscellaneous income for a settlement on other real estate owned with a title insurance company.
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
Non-Interest Expense Analysis
For the years ended December 31, 2014, 2013 and 2012, non-interest expense represented 3.37%, 2.93% and 2.94% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense
	For the Years Ended December 31,			Change
				2014-2013		2013-2012
(Dollars in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Salaries and employee benefits	$59,332	$36,428	$33,186	$22,904	62.9%	$3,242	9.8%
Occupancy and equipment	13,239	6,679	4,653	6,560	98.2	2,026	43.5
Service bureau fees	8,179	3,287	4,036	4,892	148.8	(749)	(18.6)
Professional fees	3,662	2,377	3,233	1,285	54.1	(856)	(26.5)
Marketing and promotions	2,296	476	412	1,820	382.4	64	15.5
FDIC insurance assessments	2,553	1,172	1,046	1,381	117.8	126	12.0
Other real estate owned	792	874	540	(82)	(9.4)	334	61.9
Core deposit intangible amortization	1,283	—	—	1,283	100.0	—	—
Merger and acquisition expense	36,918	2,141	—	34,777	1,624	2,141	100.0
Other	16,178	9,032	8,590	7,146	79.1	442	5.1
Total non-interest expense	$144,432	$62,466	$55,696	$81,966	131.2%	$6,770	12.2%
Comparison of 2014 and 2013
For the year ended December 31, 2014, non-interest expense increased $82.0 million to $144.4 million from $62.5 million for the year ended December 31, 2013.
The Company experienced increases in all categories year over year except for other real estate owned. The largest increases were recorded in merger related expenses and salaries and employee benefits and to a lesser extent in occupancy and equipment, service bureau fees and other expenses. All of the categories that increased from the prior period were related to the Merger.
Salaries and Employee Benefits:    Salaries and employee benefits represented the largest increase in non-interest expense after merger and acquisition expenses. Salaries and employee benefits was $59.3 million for the year ended December 31, 2014, an increase of $22.9 million from the comparable 2013 period. Salary expense was the primary reason for this increase as 421 employees from Legacy United were added to the payroll upon completion of the Merger. Other factors driving the increase included (a) new hires that were part of the restructured management team and the addition of new revenue producing commission-based mortgage loan officers, (b) increased commissions and incentives on product sales, (c) increased health care costs related to the Company’s self-insurance plan, and (d) to a lesser extent, general salary increases. These increases were partially offset by decreases in (a) pension costs due to the changes in the discount rate used in the calculation of the pension liability (b) to employee option and restricted stock expense (c) an increase in deferred compensation expense related to an increase in the average cost of originating a loan based on a cost study analysis conducted during the year and (d) decreased costs associated with the 401(k) and ESOP Plans as the Company merged the two Plans in January 2014.
Occupancy and Equipment Expense:    Occupancy and equipment expense increased $6.6 million driven primarily by the Company adding over 30 branches to our branch network with the Merger. Additionally, in the fourth quarter, the Company announced, under a branch optimization strategy, the closure of five non-strategic branches and recorded expenses related to the these branch closings. Approximately $6.2 million of the increase in occupancy and equipment expense year over year is attributable to the Legacy United branches.

Service Bureau Fees:    Service bureau fees increased $4.9 million for the year ended December 31, 2014 compared to the 2013 period. The increase is primarily attributable to the Merger as the Company was operating under two platforms until system conversion date in October 2014. Approximately $2.5 million of the increase was directly related to operating two platforms. Non-merger expense increases were related to increases in ATM servicing fees, wide area network fees and other service bureau fees.
Professional Fees:    Professional fees were $3.7 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. The increase as compared to the prior year period is related to the Merger as the Company entered into certain consulting contracts as a result of the Merger, incurred additional expenses related to the external loan review given the increased size of the portfolio, legal expenses and recorded additional expenses for a review of the Company’s benefit plans.
Marketing and Promotions: Marketing and promotion expense was $2.3 million and $476,000 for the years ended December 31, 2014 and 2013, respectively, an increase of $1.9 million. The increase is attributable to the Company increasing print and media advertising for a new branding campaign and targeted promotional campaigns during the period.
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $1.4 million to $2.6 million at December 31, 2014 from $1.2 million at December 31, 2013. This increase is primarily attributable to the Merger as the Company’s assessment base increased approximately $2.8 million and to a lesser extent an increase in the assessment rate.
Core Deposit Intangible Amortization: The $1.3 million in core deposit intangible amortization for the year ended December 31, 2014 is directly attributable to the Merger. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
Merger and Acquisition Expense:    Expenses related to the merger of the Company with Legacy United totaled $36.9 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013. Merger related expenses primarily included legal, accounting, consulting assistance, change in control payments, investment banker fees, system termination and conversion costs and accelerated vesting of equity awards.
Other Expenses:    Other expense was $16.2 million and $9.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $7.1 million. The increase is primarily due to the Merger which impacted several accounts in this category including: (a) office supplies and postage; (b) dues and subscriptions; (c) software maintenance expense; (d) property appraisals and credit reports related to increased loan volume; (e) collection expense; (f) directors fees; (g) telephone and (h) website expenses. These increases were partially offset by a decrease in directors restricted stock expense.
Income Tax Expense (Benefit):    The provision (benefit) for income taxes was $(6.2) million for the year ended December 31, 2014, compared to $5.4 million for the year ended December 31, 2013. The decrease in the expense and the effective tax rate is primarily due to a lower income for the year as a result of expenses associated with the Merger of the Company and Legacy United in 2014 causing favorable permanent differences, such as BOLI and tax exempt income, to have a proportionately larger impact. Furthermore, the Company realized additional benefits of $5.6 million in 2014 related to tax credit investments. The decrease in the rate for these items is partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the Merger.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $5.48 billion and $2.30 billion at December 31, 2014 and 2013, respectively, an increase of $3.18 billion, or 138.0%, primarily due to the acquired assets in the Merger of $2.44 billion. Excluding the impact of the acquired assets, total assets increased $732.7 million as of December 31, 2014 compared to December 31, 2013. The Company utilized deposit growth and additional advances from the Federal Home Loan Bank of Boston and other borrowings to fund this growth.
Total net loans of $3.88 billion, with an allowance for loan losses of $24.8 million at December 31, 2014, increased $2.18 billion when compared to total net loans of $1.70 billion, with an allowance for loan losses of $19.2 million at December 31, 2013, primarily due to the acquired loans in the Merger of $1.88 billion. Total deposits of $4.04 billion at December 31, 2014 increased $2.30 billion, or 132.6%, when compared to total deposits of $1.74 billion at December 31, 2013, primarily due to the acquired deposits in the Merger of $1.94 billion. Non-interest-bearing deposits increased $335.8 million, or 125.9%, and interest-bearing deposits increased $1.96 billion, or 133.8%, during the period primarily due to the acquired non-interest bearing and interest-bearing deposits in the Merger of $333.2 million and $1.61 billion, respectively. The Company’s net loan-to-deposit ratio was 96.1% at December 31, 2014, compared to 97.8% at December 31, 2013. Additionally, on September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024. Proceeds were $73.7 million, net of issuance costs, which the Company plans to use for general corporate purposes.
At December 31, 2014, total equity of $602.4 million, increased $303.0 million, or 101.2%, when compared to total equity of $299.4 million at December 31, 2013. Changes in equity for the year ended December 31, 2014 consisted primarily of the issuance of 26.7 million shares related to the Merger which resulted in $356.4 million of additional shareholders’ equity, offset by share repurchases of $47.8 million and the elimination of Treasury shares, as well as decreases of $11.2 million and $1.7 million in retained earnings and other comprehensive income, respectively. At December 31, 2014, the tangible common equity ratio was 8.9% compared to 13.0% at December 31, 2013. See Note 17, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.
Securities
The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity, and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.
The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.
Investment Securities

	At December 31,
	2014		2013		2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$6,965	$6,822	$6,801	$6,031	$12,413	$12,717
Government-sponsored residential mortgage-backed securities	165,199	167,419	96,708	95,662	87,769	91,144
Government-sponsored residential collateralized mortgage obligations	237,128	238,133	69,568	67,751	20,798	20,947
Government-sponsored commercial mortgage-backed securities	67,470	68,298	13,841	12,898	9,179	9,302
Government-sponsored commercial collateralized debt obligations	129,547	129,686	5,043	4,706	5,048	5,135
Asset-backed securities	181,198	178,755	107,699	106,536	11,193	11,200
Corporate debt securities	43,907	42,245	43,586	42,486	19,760	18,818
Obligations of states and political subdivisions	194,857	195,772	67,142	62,505	67,458	68,804
Marketable equity securities	25,709	25,881	6,101	6,328	3,068	3,322
Total available for sale	$1,051,980	$1,053,011	$416,489	$404,903	$236,686	$241,389
Held to Maturity:
Government-sponsored residential mortgage-backed securities	$2,971	$3,310	$3,743	$4,107	$6,084	$6,681
Obligations of states and political subdivisions	12,397	13,403	10,087	10,153	—	—
Total held to maturity securities	$15,368	$16,713	$13,830	$14,260	$6,084	$6,681

The Company’s securities portfolio totaled $1.07 billion at December 31, 2014 compared to $418.7 million at December 31, 2013, an increase of $649.6 million. In connection with the Merger, we acquired securities of $352.5 million that were classified as available for sale. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2014 and 2013 was 3.11% and 3.05%, respectively.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2014, $1.05 billion, or 98.6% of the portfolio, was classified as available for sale and $15.4 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Notes 5, “Securities” and 14, “Fair Value Measurement” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company’s underlying investment strategy has been to use the portfolio as a source of interest income, a tool to manage interest rate risk and as a source of liquidity. During 2014, the Company focused its efforts on a barbell approach to purchases with the goal of improving relative price behavior of the portfolio in response to rising rates relative to longer duration investments. The Company continued to focus on portfolio diversification through the purchase of shorter duration investments such as floating rate collateralized loan obligations, asset-backed securities and shorter duration collateralized mortgage obligations and corporate bonds. The floating rate and shorter duration bonds were added to the portfolio in an effort to reduce the Company’s overall interest rate risk position and therefore overall portfolio price risk from potentially rising rates. This approach to investment purchases was made to supplement the earlier focus on slightly longer duration municipal security purchases. Additionally, pass through mortgage-backed securities and municipal securities have increased in price over the second half of 2014, due to the relative fall in long-term interest rates. Overall, in order to balance the portfolio’s price risk with favorable cash flow characteristics, the Company continues to evaluate collateralized mortgage obligations, asset- backed securities and other securities that help protect against price risk and extension risk, while providing more consistent cash flows.
During the year ended December 31, 2014, the available for sale securities portfolio increased by $648.1 million to $1.05 billion, representing 19% of total assets at year end 2014, from $404.9 million and 18% of total assets at December 31, 2013. The increase is largely reflective of continued execution of the barbell management strategy, with bond purchases focused on opportunities to shorten the investment portfolio duration and add diversification to the portfolio holdings. Portfolio activity during the year included bond repositioning with the CLO portfolio from non-Volcker compliant securities to Volcker compliant securities, a reduction of geographic exposures within the municipal bond portfolio a repositioning within the corporate bond portfolio for which spread tightening had occurred on existing holdings, and purchases of cash flowing government agency sponsored collateralized mortgage backed obligations. The Company limits purchases in the municipal bonds, collateralized loan obligations and non-guaranteed corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
Upon the acquisition of the Legacy United investment portfolio, Management took action to re-characterize the acquired portfolio to a position that was closely aligned with the earlier composition of the Rockville portfolio, which had been strategically structured under a barbell approach. The re-characterization of the portfolio involved the sale of longer dated investments, inclusive of $213.5 million in mortgage backed securities and the purchase of investments that are closely aligned with the Company’s barbell strategy of incrementally shortening the duration of the investment portfolio by purchasing investments that show favorable price movement to changes in rising interest rates. Under the re-characterization, the barbell strategy focused on shorter duration assets consisting of $58.5 million in floating rate Volcker compliant Collateralized Loan Obligations and $83.5 million in shorter duration cash flowing U.S. Government Agency Collateralized Mortgage Obligations, as well as $30.7 million of longer duration Municipal Bonds. Incremental portfolio growth for the year focused on the purchase of cash flowing securities inclusive of $119.5 million of fixed rate Government Sponsored Mortgage Backed Securities structured along the yield curve. The Company limits purchases in the municipal bonds, collateralized loan obligations, and non-guaranteed corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures as well as developing market trends.
During the year ended December 31, 2014, the Company recorded no write-downs for other-than-temporary impairments of its securities. The Company held $448.3 million in securities that are in an unrealized loss position at December 31, 2014. Approximately $341.0 million of this total had been in an unrealized loss position for less than twelve months with the remaining $107.2 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

Investment Maturity Schedule

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
(Dollars in thousands)	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
December 31, 2014
Available for Sale
Debt Securities:
U.S . Government and government-sponsored enterprise obligations	$—	—%	$—	—%	$491	2.09%	$6,331	2.58%	$6,822	2.54%
Government-sponsored residential mortgage-backed securities	43	0.29	254	3.19	6,925	3.79	160,197	2.65	167,419	2.69
Government-sponsored residential collateralized debt obligations	—	—	58	2.65	123	0.92	237,952	2.43	238,133	2.43
Government-sponsored commercial mortgage-backed securities	—	—	—	—	44,176	2.29	24,122	3.20	68,298	2.61
Government-sponsored commercial collateralized debt obligations	—	—	—	—	4,991	2.38	124,695	2.65	129,686	2.64
Asset-backed securities	—	—	—	—	16,923	2.94	161,832	2.70	178,755	2.72
Corporate debt securities	50	0.83	6,979	2.49	25,931	3.20	9,285	4.50	42,245	3.36
Obligations for state and political subdivisions	210	3.73	2,727	2.21	9,763	2.63	183,072	3.96	195,772	3.87
Total debt securities	$303	2.76%	$10,018	2.43%	$109,323	2.73%	$907,486	2.90%	$1,027,130	2.88%
Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$657	4.21%	$2,653	4.91%	$3,310	4.77%
Obligations of states and political subdivisions	—	—	—	—	1,215	2.39	12,188	4.10	13,403	3.95
Total debt securities	$—		$—		$1,872	3.03%	$14,841	4.25%	$16,713	4.11%
The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 13, “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Bank-Owned Life Insurance
BOLI was $122.6 million and $64.5 million at December 31, 2014 and 2013, respectively. The increase is primarily related to the acquired BOLI in the Merger of $55.1 million. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account” and “hybrid account” of quality insurance companies. Of the general account carriers, all were rated “AA-” or better by Standard and Poor’s at December 31, 2014 with the exception of one carrier that is rated sub-investment grade, representing

0.22% of the BOLI asset and 0.05% of Tier I capital. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.
Lending Activities
The Company originates residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans primarily throughout Connecticut and Massachusetts, and to a lesser extent the Northeast and certain Mid-Atlantic states.
The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:
Loan Portfolio Analysis

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,413,739	36.3%	$634,447	37.0%	$683,195	42.6%	$680,702	46.2%	$719,925	50.6%
Commercial	1,678,936	43.1	776,913	45.3	697,133	43.4	593,867	40.3	489,511	34.4
Construction	185,843	4.8	52,243	3.1	49,980	3.1	50,654	3.4	78,627	5.5
Commercial Business	613,596	15.7	247,932	14.5	171,632	10.7	143,475	9.8	130,303	9.1
Installment and collateral	5,752	0.1	2,257	0.1	2,751	0.2	4,231	0.3	5,921	0.4
Total loans	3,897,866	100.0%	1,713,792	100.0%	1,604,691	100.0%	1,472,929	100.0%	1,424,287	100.0%
Net deferred loan costs and premiums	4,006		2,403		771		494		523
Allowance for loan losses	(24,809)		(19,183)		(18,477)		(16,025)		(14,312)
Loans, net	$3,877,063		$1,697,012		$1,586,985		$1,457,398		$1,410,498
As shown above, gross loans were $3.90 billion, up $2.18 billion, or 127.4%, at December 31, 2014 from December 31, 2013. The amount of outstanding gross loans increased $1.88 billion, which includes $18.5 million of purchased credit impaired loans, as a direct result of the Merger on April 30, 2014. Excluding the Merger, the Company experienced increases in most major loan categories.
Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2014, comprising 36.3% of total loans. The increase of $779.3 million from December 31, 2013 primarily reflects acquired balances as well as organic growth. The Company had significant originations of both adjustable and fixed rate mortgages of $320.6 million during the year, and sold loans totaling $136.7 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and continued expansion of the residential mortgage business program.
Commercial real estate loans increased $902.0 million from December 31, 2013, as the Bank acquired approximately $800.0 million in the Merger, and has experienced increased demand for commercial real estate loans given the expansion of the commercial banking division and the current rate environment. Commercial real estate lending is done both in market, Connecticut and Massachusetts, and regionally. Regional commercial real estate lending started at the Bank at the end of 2005, is done throughout the Northeast and down into the Mid-Atlantic states. The properties financed are high quality, income producing; and with experienced sponsorships. The program provides geographic diversification within the overall CRE portfolio. At December 31, 2014, regional commercial real estate loans totaled approximately $400.3 million, with all loans performing as agreed. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Construction real estate loans totaled $185.8 million at December 31, 2014, an increase of $133.6 million from December 31, 2013. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $13.2 million at December 31, 2014 compared to $6.2 million at December 31, 2013.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $172.6 million at December 31, 2014, of which $50.2 million is residential use and $122.4 million is commercial use, compared to total commercial real estate construction loans of $46.0 million at December 31, 2013.
The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2014, the Company had three non-performing commercial construction loan totaling $611,000, with no funded interest reserves.
The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans, including real estate and other business loans. In December 2014, the Company announced the acquisition and expansion of our commercial loan teams in the greater Springfield and Worcester markets. Commercial business loans increased $365.7 million from December 31, 2013, primarily due to acquired balances of approximately $290.0 million and continued focus on business development efforts including production from the shared national credit (“SNC”) program. The program is managed by an experienced senior banker and provides high quality, floating rate loans. All loans are independently underwritten and approved by the Bank. At December 31, 2014, the SNC portfolio totaled approximately $153.5 million.
Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2014:

	Loans Maturing
(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate loans:
Residential	$10,446	$80,829	$1,322,464	$1,413,739
Commercial	50,130	428,148	1,200,658	1,678,936
Construction	37,202	54,920	93,721	185,843
Commercial business loans	70,270	265,785	277,541	613,596
Installment and collateral loans	553	4,096	1,103	5,752
Total	$168,601	$833,778	$2,895,487	$3,897,866
Loans Contractually Due Subsequent to December 31, 2015
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2014 that are contractually due after December 31, 2015:

	Due After December 31, 2015
(In thousands)	Fixed	Adjustable	Total
Real estate loans:
Residential	$848,962	$554,331	$1,403,293
Commercial	649,944	978,862	1,628,806
Construction	71,252	77,389	148,641
Commercial business loans	129,995	413,331	543,326
Installment and collateral loans	4,680	519	5,199
Total	$1,704,833	$2,024,432	$3,729,265
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At December 31, 2014	At December 31, 2013
Non-performing loans as a percentage of total loans	0.83%	0.80%
Non-performing loans as a percentage of total assets	0.59	0.59
Net charge-offs as a percentage of average loans	0.12	0.08
Allowance for loan losses as a percentage of total loans	0.64	1.12
Allowance for loan losses to non-performing loans	76.67	140.50
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. At of December 31, 2014, loans totaling $4.8 million were past due greater than 90 days and still accruing. These loans represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.
The following table details non-performing assets for the periods presented:
Non-performing Assets

	At December 31, 2014		At December 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-accrual loans:
Real estate loans:
Residential	$12,018	34.74%	$8,481	55.86%
Commercial	10,663	30.82	656	4.32
Construction	611	1.77	1,518	10.00
Commercial business loans	4,872	14.08	1,259	8.29
Installment and collateral	25	0.07	3	0.02
Total non-accrual loans excluding TDRs	28,189	81.48	11,917	78.49
Troubled debt restructurings - non-accruing	4,169	12.05	1,737	11.45
Total non-performing loans	32,358	93.53	13,654	89.94
Other real estate owned	2,239	6.47	1,529	10.06
Total non-performing assets	$34,597	100.00%	$15,183	100.00%
Total non-performing loans to total loans	0.83%		0.80%
Total non-performing assets to total assets	0.63%		0.66%
As displayed in the above table, non-performing assets at December 31, 2014 increased to $34.6 million compared to $15.2 million at December 31, 2013. The increase primarily reflects $17.5 million of non-accrual loans from our acquired portfolio as well as increases in both residential and commercial real estate TDR loans.
Purchased credit impaired loans are excluded from non-performing loans. Rather, these loans are deemed performing over their lives and to the extent they become 90 days past due, would be included in the Accruing Loans Past Due 90 Days or More table.
Residential real estate non-performing loans increased $3.5 million due to $3.8 million related to the acquired portfolio. While there was a slight decline in the legacy originated portfolio, current economic conditions continue to have an effect on customers’ ability to make loan payments. Loans in the residential non-performing category, including TDRs, total $14.0 million and represent 1.0% of the total residential portfolio. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued

heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
The increases in commercial real estate and commercial business non-performing loans was also primarily due to the acquired portfolios, which represented $10.1 million and $3.6 million, respectively. The collateral values of non-performing loans have been updated and in several instances partial charge-offs have been processed to conform to current market values.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.0 million, $347,000 and $415,000 in additional interest income during the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following tables provide detail of TDR balances and activity for the periods presented:
Troubled Debt Restructuring Balances

	At December 31,
(In thousands)	2014	2013
Recorded investment in TDRs
Accrual status	$11,638	$8,479
Non-accrual status	4,169	1,737
Total recorded investment	$15,807	$10,216
Accruing TDRs performing under modified terms more than one year	$1,919	$1,302
TDR allocated reserves included in the balance of allowance for loan losses	380	—
Additional funds committed to borrowers in TDR status	210	—
The increase in TDRs of $5.6 million primarily reflects the addition of three larger construction relationships and 16 residential real estate loans. The increase was partially offset by paydowns and payoffs totaling $2.9 million and a partial charge-off related to a commercial real estate loan totaling $750,000.
Troubled Debt Restructuring By Loan Type

	At December 31,
(In thousands)	2014	2013
Real estate loans:
Residential	$3,965	$2,114
Commercial	8,852	6,791
Construction	1,998	1,120
Commercial business loans	971	165
Installment and collateral	21	26
Total	$15,807	$10,216

Troubled Debt Restructuring Activity

	Years Ended December 31,
(In thousands)	2014	2013
TDRs, beginning of period	$10,216	$3,760
Current year modifications	9,231	7,576
Paydowns/draws on existing TDRs, net	(2,890)	(376)
Charge-offs post modification	(750)	—
Transfer to OREO	—	(744)
TDRs, end of period	$15,807	$10,216

Delinquent Loans
The following table presents past due loans greater than 29 days past due by loan category as of the dates indicated:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
At December 31, 2014
Real estate loans:
Residential	$22,867	33.7%	$7,320	10.9%	$30,187	44.6%
Commercial	11,701	17.2	9,509	14.0	21,210	31.2
Construction	1,630	2.4	695	1.0	2,325	3.4
Commercial business loans	6,594	9.7	7,486	11.0	14,080	20.7
Installment and collateral	34	0.1	12	—	46	0.1
Total	$42,826	63.1%	$25,022	36.9%	$67,848	100.0%
At December 31, 2013
Real estate loans:
Residential	$8,001	51.7%	$4,262	27.6%	$12,263	79.3%
Commercial	513	3.3	656	4.2	1,169	7.5
Construction	—	—	1,306	8.5	1,306	8.5
Commercial business loans	3	—	704	4.5	707	4.5
Installment and collateral	36	0.2	3	—	39	0.2
Total	$8,553	55.2%	$6,931	44.8%	$15,484	100.0%
At December 31, 2014, loans reported as past due 90 days or more and still accruing totaled $4.8 million and represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government. At December 31, 2013, there were no loans contractually past due 90 days or more and still accruing interest.
As a percentage of total loans, loans between 30 and 90 days delinquent were 1.10% and 0.50% at December 31, 2014 and December 31, 2013, respectively. The increase in delinquency at December 31, 2014 is primarily attributable to delinquencies in the acquired loan portfolio. All non-performing loans have been updated with a current appraised value, and if necessary, a reduction to carrying value has been made.
Potential Problem Loans
The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $85.8 million at December 31, 2014 and which are generally transferred to the Special Assets area for extra attention.

The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2014, watchlist loans, inclusive of the “classified loans”, totaled $142.6 million, of which $98.7 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.
Allowance for Loan Losses
The allowance for loan losses and the reserve for unfunded credit commitments are maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process. The Company’s Board Risk Committee meets quarterly to review and conclude on the adequacy of the reserves, and to present their recommendation to the Board of Directors.
Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2014, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $24.8 million, or 0.64% of total loans at December 31, 2014 as compared to a loan loss allowance of $19.2 million, or 1.12% of total loans at December 31, 2013. The decrease in the ratio from December 31, 2013 primarily reflects the increase in loan portfolio due to the Merger, with no corresponding carryover of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Due to the continued expansion and some more unique risk characteristics, the regional commercial real estate loans have been segmented from the total commercial real estate loan portfolio. The regional commercial real estate loans are located throughout the Northeast and Middle Atlantic states and tend to have above average debt service coverage and loan-to-value ratios. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, experience and depth of lending teams; weighted-average risk rating trends; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment.
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
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2014 decreased $136,000 compared to December 31, 2013.
See Note 6, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2014 and 2013, by loan segment.
Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$19,183	$18,477	$16,025	$14,312	$12,539
Provision for loan losses	9,496	2,046	3,587	3,021	4,109
Charge-offs:
Real estate	(2,644)	(1,206)	(1,174)	(1,071)	(1,951)
Commercial business loans	(1,406)	(190)	(132)	(480)	(391)
Installment and collateral loans	(139)	(124)	(48)	(37)	(34)
Total charge-offs	(4,189)	(1,520)	(1,354)	(1,588)	(2,376)
Recoveries:
Real estate	175	137	150	261	11
Commercial business loans	97	18	52	6	10
Installment and collateral loans	47	25	17	13	19
Total recoveries	319	180	219	280	40
Net charge-offs	(3,870)	(1,340)	(1,135)	(1,308)	(2,336)
Balance at end of year	$24,809	$19,183	$18,477	$16,025	$14,312
Ratios:
Allowance for loan losses to non-performing loans at end of year	76.67%	140.50%	115.08%	127.08%	115.79%
Allowance for loan losses to total loans outstanding at end of year	0.64%	1.12%	1.15%	1.09%	1.00%
Net charge-offs to average loans outstanding	0.12%	0.08%	0.07%	0.09%	0.17%
The allowance for loan losses at December 31, 2014 increased $5.6 million to $24.8 million as compared to December 31, 2013 year-end balance of $19.2 million. The Company provided $9.5 million of allowance for loan loss provisions in 2014. The Company recorded total loan charge-offs of $4.2 million and recorded $319,000 of loan recoveries from previously charged-off loans. Net charge-offs for 2014 were $3.9 million, an increase of $2.5 million as compared to 2013 net charge-offs. A post-merger comprehensive review of the acquired loan portfolio was completed by year-end to ensure a consistent application of risk ratings across the entire portfolio. As a result, there was a higher level of charge-offs in the fourth quarter attributing to the year over year increase. In the opinion of Board Risk Committee and the Board, the allowance for loan losses at December 31, 2014 is sufficient to provide for probable losses inherent within the loan portfolio.
At December 31, 2014, the allowance for loan losses was 0.64% of the total loan portfolio and 76.67% of total non-performing loans. This compares to an allowance of 1.12% of total loans and 140.50% of total non-performing loans at December 31, 2013. The decrease in the ratio from December 31, 2013 primarily reflects the increase in loan portfolio due to the Merger, with no corresponding carryover of the allowance for loan losses.
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

	At December 31,
	2014			2013			2012
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
Real Estate:
Residential	$7,927	31.95%	36.27%	$6,396	33.34%	37.02%	$6,194	33.52%	42.57%
Commercial	9,418	37.96	43.07	8,288	43.20	45.33	8,051	43.57	43.44
Construction	1,470	5.93	4.77	829	4.32	3.05	807	4.37	3.12
Commercial business	5,808	23.41	15.74	3,394	17.69	14.47	2,916	15.78	10.70
Installment and collateral	75	0.30	0.15	29	0.16	0.13	29	0.16	0.17
Unallocated allowance	111	0.45	—	247	1.29	—	480	2.60	—
Total allowance for loan losses	$24,809	100.00%	100.00%	$19,183	100.00%	100.00%	$18,477	100.00%	100.00%

	At December 31,
	2011			2010
(Dollars in thousands)	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
Real Estate:
Residential	$5,071	31.64%	46.21%	$4,688	32.76%	50.54%
Commercial	6,694	41.77	40.32	5,469	38.21	34.37
Construction	1,286	8.02	3.44	1,653	11.55	5.52
Commercial business loans	2,515	15.70	9.74	2,296	16.04	9.15
Installment and collateral	49	0.31	0.29	81	0.57	0.42
Unallocated allowance	410	2.56	—	125	0.87	—
Total allowance for loan losses	$16,025	100.00%	100.00%	$14,312	100.00%	100.00%
The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2014 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.
Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances, reverse repurchase agreements, federal funds lines, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, subordinated debt and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
The following table presents deposits by category as of the dates indicated:

	At December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Demand deposits	$602,359	$266,609	$335,750	125.9%
NOW accounts	300,101	153,750	146,351	95.2
Regular savings and club accounts	528,614	219,635	308,979	140.7
Money market and investment savings	1,047,302	524,638	522,664	99.6
Total core deposits	2,478,376	1,164,632	1,313,744	112.8
Time deposits	1,556,935	570,573	986,362	172.9
Total deposits	$4,035,311	$1,735,205	$2,300,106	132.6%
Total deposits amounted to $4.04 billion at December 31, 2014, up $2.30 billion from December 31, 2013. Core deposits increased $1.31 billion, or 112.8%, from prior year end reflecting balances of $1.94 billion acquired in the Merger and the Company’s strategy to increase core deposits and reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.
Time deposits included brokered certificates of deposit of $241.9 million and $88.7 million at December 31, 2014 and 2013, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.32 billion at December 31, 2014. United Bank is a member of the Certificate Deposit Account Registry Service network.
As of December 31, 2014, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was $724.0 million. The following table sets forth the maturity of those time deposits as of December 31, 2014.
Time Deposit Maturities of $100,000 or More.

(In thousands)	At December 31, 2014
Three months or less	$105,667
Over three months through six months	106,339
Over six months through one year	241,556
Over one year through three years	231,199
Over three years	39,231
Total	$723,992

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
The following table presents borrowings by category as of the dates indicated:

	At December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
FHLBB advances (1)	$580,973	$192,036	$388,937	202.5%
Subordinated debt (2)	79,288	—	79,288	100.0
Wholesale repurchase agreements	69,242	48,192	21,050	43.7
Customer repurchase agreements	41,335	—	41,335	100.0
Other	6,476	—	6,476	100.0
Total borrowings	$777,314	$240,228	$537,086	223.6%

(1)	FHLBB advances include $5.4 million purchase accounting mark adjustment

(2)
Subordinated debt includes $7.7 million acquired junior subordinated debt, net of mark to market adjustments of -$2.2 million, and $75 million Subordinated Notes, net of deferred costs associated of -$1.2 million

United Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings which are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the Federal Home Loan Bank of Boston.
Total Federal Home Loan Bank of Boston advances increased $383.5 million to $575.6 million at December 31, 2014 exclusive of the purchase accounting mark adjustment on the advances, compared to $192.0 million at December 31, 2013. This increase is a result of greater utilization of FHLBB advances at lower interest rates, combined with the growth in our core deposits, which assisted the Company in funding growth in our securities and loan portfolios, and in meeting other liquidity needs while effectively managing interest rate risk. At December 31, 2014, all of the Company’s outstanding FHLBB advances were at fixed coupons ranging from 0.21% to 7.15%, with an average cost of 0.84%. FHLBB borrowings represented 10.5% and 8.3% of assets at December 31, 2014 and 2013, respectively.
Borrowings under reverse purchase agreements totaled $69.2 million as of December 31, 2014. The outstanding borrowings consisted of five individual agreements with remaining terms of five years or less and a weighted-average cost of 1.07%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $41.3 million at December 31, 2014.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024, in which the Company plans to use the proceeds from the notes for general corporate purposes.
Junior subordinated debentures totaling $7.7 million at December 31, 2014 were acquired through the Merger in the form of trust preferred securities.
Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
(In thousands)
Balance at end of period	$432,000	$118,112	$61,000
Average amount outstanding during the period	205,044	104,037	53,500
Maximum amount outstanding at any month-end	432,000	171,000	77,000
Weighted-average interest rate during the period	0.47%	0.33%	0.59%
Weighted-average interest rate at end of period	0.38%	0.45%	0.33%

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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2014, $87.0 million of the Company’s assets were invested in cash and cash equivalents compared to $45.2 million at December 31, 2013. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At December 31, 2014, the Company had $575.6 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $243.2 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $111.8 million at December 31, 2014. Internal policies limit wholesale borrowings to 30% of total assets, or $1.64 billion, at December 31, 2014. In addition, the Company has uncommitted federal funds lines of credit with five counterparties totaling $122.5 million at December 31, 2014. No federal funds purchased were outstanding at December 31, 2014.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2014, the Bank had pledged 27 commercial loans, with outstanding balances totaling $194.7 million. Based on the amount of pledged collateral, the Bank had available liquidity of $151.6 million.
At December 31, 2014, the Company had outstanding commitments to originate loans of $128.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $775.0 million. At December 31, 2014, time deposits scheduled to mature in less than one year totaled $1.06 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank, and proceeds received from the Company’s issuance of $75.0 million of Subordinated Notes in September 2014. During 2014 and 2013 the Bank paid $13.3 million and $11.2 million, respectively, to the Company in dividends. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 - Business” found elsewhere in this report. See Note 17, “Regulatory Matters” for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2014, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.

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
Contractual Obligations and Commercial Commitments
The following tables present information indicating various obligations and commitments of the Company as of December 31, 2014 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.
The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2014 and the respective payment dates:

	Contractual Obligations
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Federal Home Loan Bank advances (1)	$575,561	$435,763	$85,714	$36,784	$17,300
Interest expense payable on Federal Home Loan Bank advances	11,501	759	5,444	2,755	2,543
Leases (2)	103,472	5,048	10,220	10,382	77,822
Subordinated Notes (3)	82,732	—	—	—	82,732
Interest expense payable on Subordinated Notes	45,513	4,476	8,952	8,952	23,133
Core service provider (4)	17,104	4,659	9,318	3,127	—
Other (5)	1,146	96	209	223	618
Total Contractual Obligations	$837,029	$450,801	$119,857	$62,223	$204,148

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable capital and operating leases for offices and office equipment.

(3)	Consists of $7.7 million of acquired junior subordinated debt maturing March 2036, and $75.0 million in Subordinated Notes due October 2024

(4)
Payments to the core service provider under the existing contract are primarily based on the volume of accounts served or the transactions processed. The expected payments shown in this table are based on an estimate of our current number of accounts to be served or transactions to be processed, but do not include any projection of the effect of pricing or volume changes.

(5)	Consists of estimated benefit payments over the next ten years to retirees under unfunded nonqualified pension plans.

	Other Commitments
(In thousands)	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
Real estate loan commitments(1)	$114,761	$114,761	$—	$—	$—
Commercial business loan commitments(1)	14,005	14,005	—	—	—
Unused commercial business loan lines of credit	295,639	77,300	16,765	31,510	170,064
Unused home equity lines of credit(2)	321,346	7,894	27,172	31,027	255,253
Unused construction loans	144,118	31,788	32,707	9,766	69,857
Standby letters of credit	12,547	10,474	1,447	626	—
Unused checking overdraft lines of credit(3)	1,304	—	—	—	1,304
Total Other Commitments	$903,720	$256,222	$78,091	$72,929	$496,478

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
Other Off-Balance Sheet Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy. The net carrying balance of these investments totaled $13.5 million at December 31, 2014 and is included in other assets in the consolidated statement of condition. At December 31, 2014, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $1.8 million, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasizing adjustable rate loans including, adjustable rate one-to-four family, commercial and consumer loans, (ii) selling longer-term one-to-four family fixed rate mortgage loans in the secondary market, (iii) reducing and shortening the expected average life of the investment portfolio, (iv) a forward starting hedge strategy for future dated wholesale funding and (v) a loan level hedging program. These measures should serve to reduce the volatility of our future net interest income in different interest rate environments.
Quantitative Analysis:
Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage Decrease in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	4.05%
50 basis point decrease in rates	2.54%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2014, income at risk (i.e., the change in net interest income) decreased 4.05% and decreased 2.54% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.     Financial Statements and Supplementary Data
UNITED FINANCIAL BANCORP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Financial Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (1992).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
Chief Executive Officer	Executive Vice President, Chief Financial
and Director	Officer and Treasurer
Date: March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
United Financial Bancorp, Inc.
We have audited United Financial Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Also, because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of United Financial Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, United Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2014 Consolidated Financial Statements of United Financial Bancorp, Inc. and subsidiaries and our report dated March 9, 2015 expressed an unqualified opinion.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
United Financial Bancorp, Inc.
We have audited the accompanying Consolidated Statements of Condition of United Financial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of United Financial Inc. and subsidiaries’ internal control over financial reporting.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 9, 2015

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
December 31, 2014 and 2013

(In Thousands, Except Share Data)	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,416	$20,308
Short-term investments	43,536	24,927
Total cash and cash equivalents	86,952	45,235
Available for sale securities-at fair value	1,053,011	404,903
Held to maturity securities-at amortized cost	15,368	13,830
Loans held for sale	8,220	422
Loans receivable (net of allowance for loan losses of $24,809 in 2014 and $19,183 in 2013)	3,877,063	1,697,012
Federal Home Loan Bank stock, at cost	31,950	15,053
Accrued interest receivable	14,212	5,706
Deferred tax asset-net	33,833	10,697
Premises and equipment-net	57,665	24,690
Goodwill	115,240	1,070
Core deposit intangible	9,302	—
Cash surrender value of bank-owned life insurance	122,622	64,470
Other real estate owned	2,239	1,529
Other assets	49,132	16,998
	$5,476,809	$2,301,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$602,359	$266,609
Interest-bearing	3,432,952	1,468,596
Total deposits	4,035,311	1,735,205
Mortgagors’ and investors’ escrow accounts	13,004	6,342
Advances from the Federal Home Loan Bank	580,973	192,036
Other borrowings	196,341	48,192
Accrued expenses and other liabilities	48,772	20,458
Total liabilities	4,874,401	2,002,233
Commitments and contingencies (notes 7 and 20)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 60,000,000 shares authorized; 49,537,700 and 29,456,290 shares issued and 49,537,700 and 25,968,404 outstanding at December 31, 2014 and 2013, respectively)	514,189	243,776
Additional paid-in capital	16,007	15,808
Unearned compensation — ESOP	(6,150)	(7,151)
Retained earnings	84,852	96,078
Accumulated other comprehensive loss, net of tax	(6,490)	(4,766)
Treasury stock, at cost (3,487,886 shares at December 31, 2013)	—	(44,363)
Total stockholders’ equity	602,408	299,382
	$5,476,809	$2,301,615
See accompanying notes to consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Net Income Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Share Data)	2014	2013	2012
Interest and dividend income:
Loans	$133,011	$67,752	$71,201
Securities-taxable interest	16,367	6,687	4,524
Securities-non-taxable interest	5,113	2,748	1,979
Securities-dividends	1,302	250	173
Interest-bearing deposits	86	80	75
Total interest and dividend income	155,879	77,517	77,952
Interest expense:
Deposits	13,559	7,992	8,734
Borrowed funds	4,448	2,468	2,210
Total interest expense	18,007	10,460	10,944
Net interest income	137,872	67,057	67,008
Provision for loan losses	9,496	2,046	3,587
Net interest income after provision for loan losses	128,376	65,011	63,421
Non-interest income:
Service charges and fees	14,473	7,935	6,480
Net gain from sales of loans	3,148	5,054	4,417
Bank-owned life insurance	3,042	2,092	1,920
Net gain from sales of securities	1,228	585	914
Net loss on limited partnership investments	(4,224)	—	—
Other income (loss)	(1,062)	1,385	976
Total non-interest income	16,605	17,051	14,707
Non-interest expense:
Salaries and employee benefits	59,332	36,428	33,186
Occupancy and equipment	13,239	6,679	4,653
Service bureau fees	8,179	3,287	4,036
Professional fees	3,662	2,377	3,233
Marketing and promotions	2,296	476	412
FDIC insurance assessments	2,553	1,172	1,046
Other real estate owned	792	874	540
Core deposit intangible amortization	1,283	—	—
Merger and acquisition expense	36,918	2,141	—
Other	16,178	9,032	8,590
Total non-interest expense	144,432	62,466	55,696
Income before income taxes	549	19,596	22,432
Provision (benefit) for income taxes	(6,233)	5,369	6,635
Net income	$6,782	$14,227	$15,797
Net income per share:
Basic	$0.16	$0.55	$0.57
Diluted	$0.16	$0.54	$0.56
Weighted-average shares outstanding:
Basic	42,829,094	26,061,942	27,796,116
Diluted	43,269,517	26,426,220	28,025,610

 See accompanying notes to consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Net income	$6,782	$14,227	$15,797
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	13,847	(15,704)	1,689
Reclassification adjustment for gains realized in income(1)	(1,228)	(585)	(914)
Net unrealized gains (losses)	12,619	(16,289)	775
Tax effect - benefit (expense)	(4,430)	5,701	(272)
Net-of-tax amount - securities available for sale	8,189	(10,588)	503
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	(8,385)	7,537	(148)
Tax effect - benefit (expense)	2,945	(2,638)	52
Net-of-tax amount - interest rate swaps	(5,440)	4,899	(96)
Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(2)	(277)	784	1,236
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (2)	—	—	(48)
Prior service cost arising during the period	—	—	(80)
Gains (losses) arising during the period	(6,460)	5,842	2,380
Change in gains or losses and prior service costs	(6,737)	6,626	3,488
Tax effect - benefit (expense)	2,427	(2,319)	(1,220)
Net-of-tax amount - pension plans	(4,310)	4,307	2,268
Other post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(3)	13	23	27
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost(4)	(9)	72	81
Prior service cost arising during the period	168	105	—
Gains (losses) arising during the period	(372)	820	(68)
Change in gains (losses) and prior service costs	(200)	1,020	40
Tax effect - benefit (expense)	37	(357)	(14)
Net-of-tax amount - post-retirement plans	(163)	663	26
Net-of-tax amount - pension and post-retirement plans	(4,473)	4,970	2,294
Total other comprehensive income (loss)	(1,724)	(719)	2,701
Comprehensive income	$5,058	$13,508	$18,498

(1)
Amounts are included in net gains on sales of securities in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was $442, $205 and $320, respectively.

(2)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was $(100), $274 and $433, respectively.

(3)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was $7, $8 and $9, respectively.

(4)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was $(3), $25 and $28, respectively.

See accompanying notes to consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2011	29,514,468	$243,776	$15,189	$(9,453)	$90,707	$(6,748)	—	$—	$333,471
Comprehensive income	—	—	—	—	15,797	2,701	—	—	18,498
Share-based compensation expense	—	—	2,976	—	—	—	—	—	2,976
ESOP shares released or committed to be released	—	—	382	1,147	—	—	—	—	1,529
Cancellation of shares for tax withholding	(27,105)	—	(276)	—	—	—	—	—	(276)
Reissuance of treasury shares for restricted stock grants	—	—	(4,686)	—	(317)	—	(426,005)	4,999	(4)
Reissuance of treasury shares for stock options exercised	—	—	(167)	—	—	—	(50,005)	586	419
Treasury stock purchased	—	—	—	—	—	—	1,806,476	(21,626)	(21,626)
Dividends declared ($0.52 per common share)	—	—	—	—	(14,376)	—	—	—	(14,376)
Balance at December 31, 2012	29,487,363	243,776	13,418	(8,306)	91,811	(4,047)	1,330,466	(16,041)	320,611
Comprehensive income	—	—	—	—	14,227	(719)	—	—	13,508
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	2,665	—	—	—	—	—	2,665
ESOP shares released or committed to be released	—	—	552	1,155	—	—	—	—	1,707
ESOP Forfeiture	—	—	357	—	—	—	—	—	357
Cancellation of shares for tax withholding	(24,932)	—	(357)	—	—	—	—	—	(357)
Reissuance of treasury shares for restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	642	—
Reissuance of treasury shares for stock options exercised	—	—	(259)	—	—	—	(90,411)	1,064	805
Treasury stock purchased	—	—	—	—	—	—	2,301,665	(30,028)	(30,028)
Forfeited unvested restricted stock	(6,141)	—	—	—	—	—	—	—	—
Tax benefit from share-based awards	—	—	65	—	—	—	—	—	65
Dividends declared ($0.40 per common share)	—	—	—	—	(10,453)	—	—	—	(10,453)
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	6,782	(1,724)	—	—	5,058
Issuance of common stock for the acquisition of United Financial Bancorp, Inc.	26,706,401	356,365	—	—	—	—	—	—	356,365
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(3,507,324)	(47,772)	—	—	—	—	—	—	(47,772)
Share-based compensation expense	—	—	3,957	—	—	—	—	—	3,957
ESOP shares released or committed to be released	—	—	726	1,001	—	—	—	—	1,727
Shares issued for stock options exercised	321,058	4,530	(2,421)	—	—	—	(11,616)	137	2,246
Shares issued for restricted stock grants	138,482	1,889	(1,889)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(100,937)	(373)	(994)	—	—	—	—	—	(1,367)
Tax benefit from share-based awards	—	—	820	—	—	—	—	—	820
Dividends paid ($0.40 per common share)	—	—	—	—	(18,008)	—	—	—	(18,008)
Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	—	$—	$602,408

See accompanying notes to consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$6,782	$14,227	$15,797
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	2,680	471	470
Accretion of intangible assets and purchase accounting marks, net	(10,899)	—	—
Amortization of subordinated debt issuance costs	34	—	—
Share-based compensation expense	3,957	2,665	2,976
ESOP expense	1,727	1,707	1,529
Loss on extinguishment of debt	288	—	—
Tax benefit from share-based awards	(820)	(65)	—
Provision for loan losses	9,496	2,046	3,587
Net gain from sales of securities	(1,228)	(585)	(914)
Goodwill impairment	—	—	79
Loans originated for sale	(145,124)	(144,597)	(126,700)
Proceeds from sales of loans held for sale	140,474	154,521	125,825
Decrease (increase) in mortgage servicing asset	(138)	3,051	274
Loss (gain) on sales of other real estate owned	(409)	85	84
Net gain from sale of loans	(3,148)	(5,054)	(4,417)
Loss on disposal of equipment	1,210	113	8
Write-downs of other real estate owned	213	287	183
Depreciation and amortization	3,762	2,383	1,379
Loss on limited partnerships	4,224	—	—
Loss due to lease terminations	1,888	—	—
Deferred income tax expense (benefit)	7,361	410	(1,858)
Increase in cash surrender value of bank-owned life insurance	(3,042)	(2,092)	(1,920)
Net change in:
Deferred loan fees and premiums	(1,603)	(1,632)	(276)
Accrued interest receivable	(2,237)	(844)	(773)
Other assets	(32,721)	(1,977)	808
Accrued expenses and other liabilities	7,507	(1,417)	4,943
Net cash used in operating activities	(9,766)	23,703	21,084
Cash flows from investing activities:
Proceeds from sales of available for sale securities	511,044	44,880	29,285
Proceeds from calls and maturities of available for sale securities	21,220	—	14,800
Principal payments on available for sale securities	61,425	26,862	33,393
Principal payments on held to maturity securities	783	2,373	3,468
Purchases of available for sale securities	(885,610)	(245,609)	(165,073)
Purchases of held to maturity securities	(2,342)	(10,093)	—
Cash acquired from United Financial Bancorp, Inc.	25,410	—	—
Redemption of FHLBB stock	2,297	814	1,140
Purchase of FHLBB stock	(1,860)	—	—
Proceeds from sale of other real estate owned	3,869	4,042	2,113
Proceeds from portfolio loan sales	—	70,715	—
Purchases of loans	(16,310)	(14,142)	(3,692)
Loan originations, net of principal repayments	(303,274)	(170,111)	(131,424)
Purchase of bank-owned life insurance	—	(4,008)	(25,000)
Proceeds from sale of equipment	327	—	8
Purchases of premises and equipment	(12,719)	(7,108)	(5,971)
Net cash used in investing activities	(595,740)	(301,385)	(246,953)

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Concluded) Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	2,550	27,685	32,508
Net increase in interest-bearing deposits	357,800	202,840	145,406
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	4,604	(434)	924
Net increase in short-term FHLBB advances	275,776	64,112	61,000
Repayments of long-term FHLBB advances	(6,076)	(15,182)	(7,026)
Proceeds from long-term FHLBB advances	10,000	—	23,250
Repayments of FHLBB borrowings and penalty	(12,466)	—	—
Net increase in other borrowings, excluding proceeds from 2014 subordinated debt issuance	4,860	48,192	—
Proceeds from issuance of subordinated debt, net of issuance costs	73,733	—	—
Proceeds from exercise of stock options	2,246	805	419
Common stock repurchased	(47,249)	(30,028)	(21,626)
Cancellation of shares for tax withholding	(1,367)	(357)	(276)
Tax benefit from share-based awards	820	65	—
Cash dividend paid on common stock	(18,008)	(10,453)	(14,376)
ESOP forfeiture	—	357	—
Reissuance of treasury shares	—	—	(4)
Net cash provided by financing activities	647,223	287,602	220,199
Net increase (decrease) in cash and cash equivalents	41,717	9,920	(5,670)
Cash and cash equivalents - beginning of year	45,235	35,315	40,985
Cash and cash equivalents - end of year	$86,952	$45,235	$35,315
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,824	$10,465	$10,860
Income taxes, net	3,599	7,017	5,311
Transfer of loans to other real estate owned	2,339	3,097	2,218
Increase (decrease) in due to broker, investment purchases	(4,855)	1,758	1,386
Increase in due to broker, common stock buyback	523	—	—
Acquisition of noncash assets and liabilities:
Fair value of assets acquired	2,396,937	—	—
Fair value of liabilities assumed	2,154,713	—	—
See accompanying notes to consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Financial Statement Presentation
On April 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”.
The financial statements for prior periods do not reflect the operations of Legacy United.
The consolidated financial statements and the accompanying notes presented in this report include the accounts the Company, the Bank, and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., UB Properties, LLC, and UCB Securities, Inc. II.
The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Glastonbury, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2014, the Company’s principal asset was all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and western Massachusetts and the surrounding regions through 56 banking offices, its commercial loan and mortgage loan production offices, 69 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices in the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the realizability of deferred tax assets, the valuation of derivative instruments and hedging activities, the evaluation of securities for other-than-temporary impairment, and the valuation of assets/liabilities acquired in business combinations and review of goodwill for impairment.
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the 2014 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
Common Share Repurchases
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and short term investments with original maturities of three months or less.
Securities
Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity are those which the Bank has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period. The Company did not have a trading portfolio at December 31, 2014 and 2013. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. The Company did not transfer any securities from available for sale to held to maturity during 2014, 2013 and 2012. Upon the acquisition of the Legacy United investment portfolio, management took action to re-characterize the acquired portfolio to a position that was closely aligned with the composition of the Rockville portfolio. See Note 5 in the Notes to Consolidated Financial Statements for further information.
Securities are reviewed quarterly for other-than-temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the financial condition and near-term prospects of the issuer and guarantor, where applicable. If the Company intends to sell the security or, if it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis, or for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis, the security is written down to fair value and the respective write-down is recorded in non-interest income in the Consolidated Statements of Net Income. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Consolidated Statements of Net Income. The remaining impairment would be recorded in OCI. A decline in the value of an equity security that is considered to have OTTI is recorded as a loss in non-interest income in the Consolidated Statements of Net Income.
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Derivative Financial Instruments
Derivatives are recognized as either assets or liabilities and are recorded at fair value on the Company’s Consolidated Statements of Condition. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. Derivatives executed with the same counterparty are generally subject to netting arrangements; however, fair value amounts recognized for derivatives and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.
To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as fair value hedges, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. If derivative instruments are designated as cash flow hedges, fair value adjustments related to the effective portion are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of cash flow hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, the Company formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.
For derivatives not designated as hedges, changes in fair value are recognized in earnings, in non-interest income.
Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Fair value is based on the value of servicing rights and the interest rate differential from the commitment

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

date to the current valuation date of the underlying mortgage loans. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.
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
The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments, excluding the valuation of servicing rights. Forward loan sale commitments are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in fair value recorded in other non-interest income.
Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2014 and 2013.
Loans Held For Sale
The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are rate locked. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. The Company has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, for closed loans intended for sale. The Company elected the fair value option in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Fair values are estimated using quoted loan market prices. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value related to forward sale commitments and interest rate lock commitments. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained, with the exception of limited volume of government production sold servicing released.
Loans
Loans we originate and intend to hold in our portfolio are stated at current unpaid principal balances, net of deferred loan origination costs and fees. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis. Loans that we acquired in the merger with Legacy United were recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial business and installment and collateral segments. Residential real estate loans include one-to-four family owner occupied first mortgages, second mortgages and equity lines of credit.

United Financial Bancorp, Inc. and Subsidiaries
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
Interest and Fees on Loans
Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Past due status is based on the contractual payment terms of the loan.
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
Fair value acquisition adjustments are determined as of the date of acquisition based upon facts and circumstances, including the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.  Subsequent to acquisition, the fair value acquisition adjustments are generally amortized over the remaining life of the loan under the interest method, or a constant effective yield method.  For ASC 310-30 loans, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), the interest method is applicable to a loan or a pool of loans as determined by characteristics including but not limited to borrower type, loan purpose, geographic location and collateral type.
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

United Financial Bancorp, Inc. and Subsidiaries
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
Commercial real estate – Loans in this segment are primarily income-producing properties throughout Connecticut, western Massachusetts, and other select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.
Construction loans – Loans in this segment primarily include commercial real estate development and residential subdivision loans for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
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
For acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The majority of the Company’s loans are collateralized by real estate located in central and eastern Connecticut and western Massachusetts in addition to a portion of the commercial real estate loan portfolio located in the Northeast region of the United States. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions in these areas.
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
Servicing
The Company services mortgage loans for others. Mortgage servicing assets are recognized at fair value as separate assets when rights are acquired through purchase or through sale of financial assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.
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
Other Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in non-interest expense. Gains and losses on the sale of other real estate owned are recorded in other income (loss) in the Consolidated Statements of Net Income.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) represents life insurance on certain current and former employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax. Management reviews the credit quality and financial strength of the insurance carriers on a quarterly and annual basis. BOLI with any individual carrier is limited to 15% of capital plus reserves.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Goodwill
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2014 and 2013 and $79,000 of goodwill impairment in 2012.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2014, the Company had $252,000 of uncertain tax positions. There was no reserve for uncertain tax positions as of December 31, 2013.
Investments in Limited Partnerships
The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine whether consolidation is necessary. The Company applies the equity method of accounting to its investments in limited partnerships. The Company has interests in limited partnerships that own and operate affordable housing and rehabilitation projects as well as alternative energy projects. Investments in these projects serve as an element of the Bank’s compliance with the Community Reinvestment Act and in serving the interest of public welfare, and The Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits generally may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Company regularly evaluates the partnership investments for impairment. The tax credits are recorded in the years they become available

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

to reduce income taxes through the provision for income taxes, while basis adjustments under the equity method or impairment are recorded in loss on investments in limited partnerships on the consolidated statements of net income.
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
In 2012, the Company announced it would be hard-freezing its noncontributory defined benefit pension plan as of December 31, 2012. Under the hard-freeze, participants in the plan stopped earning additional benefits under the plan. The Company began providing additional benefits to these employees under the Bank’s 401(k) Plan as of January 1, 2013. See Note 16, “Pension Plans and Other Post-Retirement Benefits”, for further information on these benefits.
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
Fair Values of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The required disclosures about fair value measurements have been included in Note 14, “Fair Value Measurement” in the Notes to Consolidated Financial Statements.
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
Unearned Employee Stock Ownership Plan (“ESOP”) shares are not considered outstanding for calculating basic and diluted earnings per common share. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released.
ESOP
Unearned ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation - ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is recorded in additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability on the Company’s Consolidated Statements of Condition. Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k) Plan.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Note 2.	RECENT ACCOUNTING PRONOUNCEMENTS
Financial Statement Presentation - Extraordinary items. In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items which eliminates from U.S. GAAP the concept of an extraordinary item. The ASU was issued under the Simplification Initiative, an initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects intended to reduce costs and complexity without affecting the usefulness of the information reported. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU is not expected to impact the Company’s Consolidated Financial Statements.
Debt Issuance - Hybrid Financial Instruments. In November 2014, the FASB issued ASU 2014-16: Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force) which provides guidance that requires all entities to use what is called the whole instrument approach to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity. The ASU clarifies that the existence or omission of any single feature does not determine the economic characteristics and risks of the host contact and an individual feature may be weighted more heavily in evaluation. The guidance is intended to reduce diversity in practice and applies to both public and nonpublic entities that issue or invest in hybrid instruments issued in the form of shares. The provisions in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments can be adopted using a modified or full retrospective approach. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Business Combinations - Pushdown Accounting. In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting which provides guidance on when and how an acquired entity can apply pushdown accounting in its separate financial statements. Prior to this guidance, U.S. GAAP offered limited guidance for determining when pushdown accounting should be applied as it addresses accounting by the acquirer and not the acquired entity. In accordance with ASU 2014-17, U.S. GAAP now allows reporting entities to elect to apply pushdown accounting in certain business combinations. The provisions in the ASU take effect immediately on November 18, 2014, after which an acquired entity can elect to apply the guidance to future change-in-control events or to its most recent change-in-control event if financial statements for the period in which the change

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

occurred have not yet been issued. The ASU does not have a material impact to the Company’s Consolidated Financial Statements.
Financial Statement Presentation - Going Concern. In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The ASU is not expected to impact the Company’s Consolidated Financial Statements.
Receivables - Troubled Debt Restructurings by Creditors. In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure which clarifies the classification and measurement of a foreclosed mortgage loan guaranteed by the government and due to diversity in practice, specifically provides for when a mortgage loans should be derecognized and a separate receivable based on principal and interest expected upon foreclosure should be recognized. The provisions in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. If ASU 2014-04 (discussed below) is already adopted, early adoption is permitted. The ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes the Merger which occurred on April 30, 2014.

(Dollars and shares in thousands)
		Transaction Related Items
Legacy United		Goodwill	Other Identifiable Intangibles	Shares Issued	Value of Legacy United Exercisable Options	Total Purchase Price
Balance at April 30, 2014
Assets	Equity
$2,442,525	$304,505	$114,170	$10,585	26,706	$4,909	$356,394
The transaction was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Consideration paid and fair values of Legacy United’s assets acquired and liabilities assumed at the date of the merger are summarized in the following table:

(In thousands)
	Legacy United	Adjustments		As Recorded
Assets:
Cash and cash equivalents	$25,439	$—		$25,439
Securities	351,836	668	a	352,504
Loans receivable, net	1,877,460	(13,583)	b	1,863,877
Federal Home Loan Bank Stock	17,334	—		17,334
Current and deferred tax asset	21,443	2,616	c	24,059
Premises and equipment, net	25,126	(220)	d	24,906
Goodwill	40,992	(40,992)	e	—
Core deposit intangible	2,945	7,640	f	10,585
Cash surrender value of bank-owned life insurance	55,105	—		55,105
Other assets	24,845	(1,717)	g	23,128
Total assets acquired	2,442,525	(45,588)		2,396,937
Liabilities:
Deposits	1,936,553	7,112	h	1,943,665
Federal Home Loan Bank and other borrowings	186,133	6,434	i	192,567
Accrued expenses and other liabilities	15,334	3,147	j	18,481
Total liabilities assumed	2,138,020	16,693		2,154,713
Net assets acquired	$304,505	$(62,281)		242,224
Consideration paid				356,394
Goodwill				$114,170
Explanation of adjustments:

a.	Represents the adjustment of the book value of securities to their estimated fair values.

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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

i.
Represents fair value adjustments for Federal Home Loan Bank of Boston (“FHLBB”) advances, trust preferred subordinated debentures, and capital lease obligations. Fair value of FHLBB advances was determined by calculating the contractual cash flows and discounting such cash flows based on the remaining terms and respective FHLBB regular rate for such borrowings, adjusted for prepayment and unwind costs. The fair value of the trust preferred subordinated debentures was determined using a comparable yield analysis.

j.	Represents fair value adjustments including operating lease obligations and other liabilities.
The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded or adjusted after December 31, 2014, although such adjustments are not expected to be significant.
In connection with the acquisition, the Company recorded income of $11.0 million for the year ended December 31, 2014 (before tax) in purchase accounting adjustment amortization, including amortization of the core deposit intangible.
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment review.
The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Information related to the core deposit intangible, including the estimated annual amortization expense, absent any impairment charges, is summarized below:

(In thousands)

Balance at December 31, 2013	$—
Acquisition of Legacy United	10,585
Accumulated amortization	(1,283)
Balance at December 31, 2014	$9,302

Estimated amortization expense for the years ending December 31,
2015	$1,796
2016	1,604
2017	1,411
2018	1,219
2019	1,026
2020 and thereafter	2,246
Total remaining	$9,302
The results of Legacy United are included in the results of the Company subsequent to April 30, 2014. The pro forma information below was determined by combining actual results for the Company and Legacy United, adjusted for items directly attributable to the Merger. The information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the stock of Legacy United during the periods presented. The Company’s unaudited pro forma Condensed Consolidated Statements of Net Income for the years ended December 31, 2014 and 2013, assuming Legacy United had been acquired as of December 31, 2013 and 2012, respectively, are as follows (in thousands, except share and per share amounts):

(In thousands)	For the Years Ended December 31,
	2014	2013
Interest and dividend income	$189,145	$182,327
Interest expense	19,972	18,396
Net interest income	169,173	163,931
Provision for loan losses	10,096	6,138
Non-interest income	19,542	29,079
Non-interest expense	172,507	127,385
Income before income taxes	6,112	59,487
Provision (benefit) for income taxes	(4,329)	17,440
Net income	$10,441	$42,047
Basic earnings per share	$0.20	$0.80
Diluted earnings per share	$0.20	$0.79
Weighted-average shares outstanding, basic	51,609,280	52,709,109
Weighted-average shares outstanding, diluted	52,049,703	53,468,861
The Company’s pro forma statements of net income for the year ended December 31, 2013 showed earnings per share of $0.79 compared to $0.20 per share for the year ended December 31, 2014.
The reduction in the pro forma income for the year ended December 31, 2014 was primarily due to the inclusion of merger and acquisition expense of $36.9 million that are not included in the pro forma results for the year ended December 31, 2013. The Company recorded certain merger-related costs in connection with legal fees, change in control payments, severance costs, shareholder expenses, system conversion, and other professional services.
The Company has determined that it is impractical to report the amounts of revenue and earnings of Legacy United since the acquisition date. Due to the integration of their operations with those of the Company, the Company does not record revenue and earnings separately for these operations. The revenue and earnings of these operations are included in the Consolidated Statements of Net Income.

Note 4.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2014 and 2013, the Company was required to have cash and liquid assets of $22.7 million and $7.0 million, respectively, to meet these requirements. The Company is also required to maintain a reserve balance as part of their coin and currency contract with Bankers Bank Northeast. The required reserve amounted to $25,000 and $800,000 as of December 31, 2014 and 2013, respectively.

Note 5.	SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2014 and 2013 are as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,965	$94	$(237)	$6,822
Government-sponsored residential mortgage-backed securities	165,199	2,379	(159)	167,419
Government-sponsored residential collateralized debt obligations	237,128	1,365	(360)	238,133
Government-sponsored commercial mortgage-backed securities	67,470	1,081	(253)	68,298
Government-sponsored commercial collateralized debt obligations	129,547	737	(598)	129,686
Asset-backed securities	181,198	272	(2,715)	178,755
Corporate debt securities	43,907	35	(1,697)	42,245
Obligations of states and political subdivisions	194,857	1,572	(657)	195,772
Total debt securities	1,026,271	7,535	(6,676)	1,027,130
Marketable equity securities, by sector:
Banks	22,645	277	(340)	22,582
Industrial	109	76	—	185
Mutual funds	2,824	89	(3)	2,910
Oil and gas	131	73	—	204
Total marketable equity securities	25,709	515	(343)	25,881
Total available for sale securities	$1,051,980	$8,050	$(7,019)	$1,053,011
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,971	$339	$—	$3,310
Obligations of states and political subdivisions	12,397	1,006	—	13,403
Total held to maturity securities	$15,368	$1,345	$—	$16,713

December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,801	$39	$(809)	$6,031
Government-sponsored residential mortgage-backed securities	96,708	1,493	(2,539)	95,662
Government-sponsored residential collateralized debt obligations	69,568	26	(1,843)	67,751
Government-sponsored commercial mortgage-backed securities	13,841	—	(943)	12,898
Government-sponsored commercial collateralized debt obligations	5,043	—	(337)	4,706
Asset-backed securities	107,699	259	(1,422)	106,536
Corporate debt securities	43,586	808	(1,908)	42,486
Obligations of states and political subdivisions	67,142	—	(4,637)	62,505
Total debt securities	410,388	2,625	(14,438)	398,575
Marketable equity securities, by sector:
Banks	3,068	—	(21)	3,047
Industrial	109	102	—	211
Mutual funds	2,793	68	(17)	2,844
Oil and gas	131	95	—	226
Total marketable equity securities	6,101	265	(38)	6,328
Total available for sale securities	$416,489	$2,890	$(14,476)	$404,903
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,743	$364	$—	$4,107
Obligations of states and political subdivisions	10,087	108	(42)	10,153
Total held to maturity securities	$13,830	$472	$(42)	$14,260

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2014, the net unrealized gain on securities available for sale of $1.0 million, net of income taxes of $374,000, or $656,000, was included in accumulated other comprehensive loss. At December 31, 2013, the net unrealized loss on securities available for sale of $11.6 million, net of income taxes of $4.1 million, or $7.5 million, was included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at December 31, 2014 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$260	$260	$—	$—
After 1 year through 5 years	9,762	9,706	—	—
After 5 years through 10 years	36,399	36,185	1,206	1,215
After 10 years	199,308	198,688	11,191	12,188
	245,729	244,839	12,397	13,403
Government-sponsored mortgage-backed securities	165,199	167,419	2,971	3,310
Government-sponsored residential collateralized debt obligations	237,128	238,133	—	—
Government-sponsored commercial mortgage-backed securities	67,470	68,298	—	—
Government-sponsored commercial collateralized debt obligations	129,547	129,686	—	—
Asset-backed securities	181,198	178,755	—	—
Total debt securities	$1,026,271	$1,027,130	$15,368	$16,713
At December 31, 2014, the Company had 219 encumbered securities, with a fair value of $336.3 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 11 and 13.
For the years ended December 31, 2014, 2013 and 2012, proceeds from the sale of available for sale securities and gross realized gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2014	2013	2012
Proceeds from the sale of available for sale securities	$511,044	$44,880	$29,285
Gross gains on the sale of available for sale securities	2,711	804	941
Gross losses on the sale of available for sale securities	1,483	219	27
As of December 31, 2014, the Company did not have any material exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2014 and 2013.
The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2014, the estimated fair value of this portfolio was $209.2 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $209.2 million, $92.7 million were representative of general obligation bonds for which $71.8 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.
The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Less than 12 months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$—	$—	$4,757	$(237)	$4,757	$(237)
Government-sponsored residential mortgage-backed securities	1,492	(11)	19,785	(148)	21,277	(159)
Government-sponsored residential collateralized debt obligations	35,769	(124)	17,443	(236)	53,212	(360)
Government-sponsored commercial mortgage-backed securities	14,118	(15)	16,337	(238)	30,455	(253)
Government-sponsored commercial collateralized debt obligations	62,477	(551)	4,991	(47)	67,468	(598)
Asset-backed securities	128,808	(2,080)	20,146	(635)	148,954	(2,715)
Corporate debt securities	30,634	(501)	5,054	(1,196)	35,688	(1,697)
Obligations of states and political subdivisions	55,029	(419)	18,568	(238)	73,597	(657)
Total debt securities	328,327	(3,701)	107,081	(2,975)	435,408	(6,676)
Marketable equity securities	12,716	(340)	140	(3)	12,856	(343)
Total	$341,043	$(4,041)	$107,221	$(2,978)	$448,264	$(7,019)

December 31, 2013
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$4,184	$(809)	$—	$—	$4,184	$(809)
Government-sponsored residential mortgage-backed securities	58,474	(2,539)	—	—	58,474	(2,539)
Government-sponsored residential collateralized debt obligations	56,339	(1,843)	—	—	56,339	(1,843)
Government-sponsored commercial mortgage-backed securities	12,899	(943)	—	—	12,899	(943)
Government-sponsored commercial collateralized debt obligations	4,707	(337)	—	—	4,707	(337)
Asset-backed securities	70,802	(1,422)	—	—	70,802	(1,422)
Corporate debt securities	17,567	(531)	1,470	(1,377)	19,037	(1,908)
Obligations of states and political subdivisions	56,441	(3,967)	6,064	(670)	62,505	(4,637)
Total debt securities	281,413	(12,391)	7,534	(2,047)	288,947	(14,438)
Marketable equity securities:	3,047	(21)	1,272	(17)	4,319	(38)
Total	$284,460	$(12,412)	$8,806	$(2,064)	$293,266	$(14,476)
Of the securities summarized above as of December 31, 2014, 155 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 78 issues had unrealized losses equaling 2.7% of the cost basis for twelve months or more. As of December 31, 2013, 109 issues had unrealized losses for less than twelve months and 90 issues had losses for twelve months or more.
Management believes that no individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2014.
U.S. Government and government-sponsored enterprises. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by spread widening on the government curve for maturities of under 7 years to comparable government securities. The Company does not expect these securities to settle at a price less than the par value of the securities.
U.S. Government and government-sponsored collateralized mortgage obligations and commercial mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the pickup of prepayment speeds given the overall drop in the government curve over the period, which encouraged further refinancing. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to twenty securities, with no geographic concentration. The unrealized loss was due to a shift in certain parts of the municipal bond curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
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

Note 6.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2014 and 2013 is as follows:

	December 31,
(In thousands)	2014	2013
Real estate loans:
Residential	$1,413,739	$634,447
Commercial	1,678,936	776,913
Construction	185,843	52,243
Total real estate loans	3,278,518	1,463,603
Commercial business loans	613,596	247,932
Installment and collateral loans	5,752	2,257
Total loans	3,897,866	1,713,792
Net deferred loan costs and premiums	4,006	2,403
Allowance for loan losses	(24,809)	(19,183)
Loans — net	$3,877,063	$1,697,012

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2014, the Company had pledged $713.1 million and $194.7 million of eligible loan collateral to support available borrowing capacity at the FHLBB and FRB, respectively. See Note 11.
Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected on acquired performing loans was $29.1 million. Loans acquired and determined to be impaired totaled $18.5 million.
The impaired loans are accounted for in accordance with ASC 310-30. At December 31, 2014, the net recorded carrying amount of loans accounted for under ASC 310-30 was $10.9 million and the aggregate outstanding principal balance was $19.0 million.
Information about the acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of April 30, 2014 is as follows:

(In thousands)
April 30, 2014
Contractually required principal and interest at acquisition	$18,540
Contractual cash flows not expected to be collected (nonaccretable)	(6,415)
Expected cash flows at acquisition (1)	12,125
Interest component of expected cash flows (accretable)	(2,235)
Fair value of acquired loans	$9,890

(1)	Prepayments were not factored into the expected cash flows
The following table summarizes activity in the purchased accounting adjustments for purchased credit impaired acquired loans for the year ended December 31, 2014.

(In thousands)
2014
Balance at beginning of period	$—
Acquisition	(8,650)
Accretion	648
Paid off	13
Reclassification to/from nonaccretable balance	—
Balance at end of period	$(7,989)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
December 31, 2014
Balance, beginning of year	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	3,250	1,880	641	3,723	138	(136)	9,496
Loans charged off	(1,894)	(750)	—	(1,406)	(139)	—	(4,189)
Recoveries of loans previously charged off	175	—	—	97	47	—	319
Balance, end of year	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
December 31, 2013
Balance, beginning of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	876	382	272	650	99	(233)	2,046
Loans charged off	(811)	(145)	(250)	(190)	(124)	—	(1,520)
Recoveries of loans previously charged off	137	—	—	18	25	—	180
Balance, end of year	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
December 31, 2012
Balance, beginning of year	$5,071	$6,694	$1,286	$2,515	$49	$410	$16,025
Provision (credit) for loan losses	2,018	1,474	(360)	374	11	70	3,587
Loans charged off	(1,042)	(117)	(122)	(25)	(48)	—	(1,354)
Recoveries of loans previously charged off	147	—	3	52	17	—	219
Balance, end of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2014 and 2013 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Un- allocated	Total
December 31, 2014
Allowance related to loans individually evaluated and deemed impaired	$28	$316	$33	$882	$—	$—	$1,259
Allowance related to loans collectively evaluated and not deemed impaired	7,899	9,102	1,437	4,710	75	111	23,334
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	216
Total allowance for loan losses	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809

Loans deemed impaired	$15,981	$19,514	$2,610	$5,846	$46	$—	$43,997
Loans not deemed impaired	1,397,758	1,654,917	180,548	604,055	5,706	—	3,842,984
Loans acquired with deteriorated credit quality	—	4,505	2,685	3,695	—	—	10,885
Total loans	$1,413,739	$1,678,936	$185,843	$613,596	$5,752	$—	$3,897,866

December 31, 2013
Allowance related to loans individually evaluated and deemed impaired	$94	$—	$—	$—	$—	$—	$94
Allowance related to loans collectively evaluated and not deemed impaired	6,302	8,288	829	3,394	29	247	19,089
Total allowance for loan losses	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

Loans deemed impaired	$10,594	$7,446	$2,639	$1,424	$29	$—	$22,132
Loans not deemed impaired	623,853	769,467	49,604	246,508	2,228	—	1,691,660
Total loans	$634,447	$776,913	$52,243	$247,932	$2,257	$—	$1,713,792

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2014 and 2013:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non- accrual
December 31, 2014
Real estate loans:
Residential	$18,913	$3,954	$7,320	$30,187	$—	$13,972
Commercial	7,734	3,967	9,509	21,210	2,361	12,514
Construction	1,403	227	695	2,325	84	611
Commercial business	2,782	3,812	7,486	14,080	2,307	5,217
Installment and collateral	34	—	12	46	—	44
Total	$30,866	$11,960	$25,022	$67,848	$4,752	$32,358
December 31, 2013
Real estate loans:
Residential	$6,674	$1,327	$4,262	$12,263	$—	$10,192
Commercial	513	—	656	1,169	—	656
Construction	—	—	1,306	1,306	—	1,518
Commercial business	3	—	704	707	—	1,259
Installment and collateral	15	21	3	39	—	29
Total	$7,205	$1,348	$6,931	$15,484	$—	$13,654
At December 31, 2014, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$15,233	$17,143		$9,991	$11,565
Commercial	18,408	21,202		7,446	7,526
Construction	2,384	2,441		2,639	8,542
Commercial business loans	3,804	6,129		1,424	2,243
Installment and collateral loans	46	34		29	32
Total	39,875	46,949		21,529	29,908
Impaired loans with a valuation allowance:
Real estate loans:
Residential	748	892	$28	603	667	$94
Commercial	1,106	1,271	316	—	—	—
Construction	226	226	33	—	—	—
Commercial business loans	2,042	2,098	882	—	—	—
Total	4,122	4,487	1,259	603	667	94
Total impaired loans	$43,997	$51,436	$1,259	$22,132	$30,575	$94

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$11,593	$384	$355	$8,671	$391	$391
Commercial	11,125	257	208	4,407	45	45
Construction	2,601	76	50	2,463	42	42
Commercial business loans	2,531	101	100	1,385	46	46
Installment and collateral loans	110	1	—	34	2	2
Total	27,960	819	713	16,960	526	526
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,128	67	46	1,328	41	41
Commercial	743	27	17	—	—	—
Construction	45	5	10	257	4	4
Commercial business loans	556	20	21	140	—	—
Installment and collateral loans	—	—	—	2	—	—
Total	2,472	119	94	1,727	45	45
	$30,432	$938	$807	$18,687	$571	$571

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$8,408	$411	$411
Commercial	1,624	77	77
Construction	1,349	98	98
Commercial business loans	1,494	81	81
Installment and collateral loans	35	2	2
Total	12,910	669	669
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,225	26	26
Construction	99	18	18
Commercial business loans	210	18	18
Total	1,534	62	62
	$14,444	$731	$731
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
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At December 31, 2014	At December 31, 2013
Recorded investment in TDRs:
Accrual status	$11,638	$8,479
Non-accrual status	4,169	1,737
Total recorded investment in TDRs	$15,807	$10,216
Accruing TDRs performing under modified terms more than one year	$1,919	$1,302
Specific reserves for TDRs included in the balance of allowance for loan losses	$380	$—
Additional funds committed to borrowers in TDR status	$210	$—

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Loans restructured as troubled debt restructurings during 2014 and 2013 are set forth in the following table:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	16	$2,497	$2,497	8	$1,129	$1,129
Commercial real estate	6	1,450	1,450	4	6,541	6,541
Construction	15	4,161	4,161	3	521	521
Commercial business	8	1,121	1,121	2	61	61
Installment & collateral	1	2	2	2	26	26
Total troubled debt restructurings	46	$9,231	$9,231	19	$8,278	$8,278

The following table provides information on how loans were modified as TDRs:

	For the Year Ended December 31, 2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
Residential real estate	$80	$1,008	$—	$732	$677
Commercial real estate	448	564	438	—	—
Construction	3,980	—	—	—	181
Commercial business	548	—	57	—	516
Installment and collateral	—	—	—	2	—
	$5,056	$1,572	$495	$734	$1,374

	Year Ended December 31, 2013
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
Residential real estate	$—	$165	$—	$473	$491
Commercial real estate	3,159	—	—	—	3,382
Construction	521	—	—	—	—
Commercial business	50	—	11	—	—
Installment and collateral	—	—	—	26	—
	$3,730	$165	$11	499	$3,873
Loans restructured as troubled debt restructurings during 2012 totaled $1.5 million consisting of five construction loans, for which the maturity term was extended

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Troubled debt restructurings that subsequently defaulted within twelve months of restructuring during the year ended December 31, 2014 and 2013 follows:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	—	$—	3	$408
Commercial real estate	2	3,360	—	—
Total troubled debt restructuring	2	$3,360	3	$408
The majority of restructured loans on non-accrual status as of December 31, 2014 were comprised of residential real estate loans and one commercial real estate loan compared to December 31, 2013, for which the majority was residential real estate loans. The financial impact of the trouble debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and installment and collateral loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for both home equity and residential first mortgage lending products. Residential real estate and installment loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2014 and 2013.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
December 31, 2014
Loans rated 1 — 5	$1,396,866	$1,606,420	$174,629	$570,808	$5,488
Loans rated 6	1,981	28,616	4,652	21,589	—
Loans rated 7	14,892	43,900	6,562	21,154	264
Loans rated 8	—	—	—	45	—
Loans rated 9	—	—	—	—	—
	$1,413,739	$1,678,936	$185,843	$613,596	$5,752
December 31, 2013
Loans rated 1 — 5	$620,924	$755,001	$49,020	$236,065	$2,214
Loans rated 6	2,147	9,792	543	4,521	—
Loans rated 7	11,376	12,120	2,680	7,346	43
Loans rated 8	—	—	—	—	—
Loans rated 9	—	—	—	—	—
	$634,447	$776,913	$52,243	$247,932	$2,257
Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Balance, beginning of year	$2,020	$2,248
Loans related to parties who terminated service during the year	(948)	(197)
Additional loans and advances	2,848	426
Repayments	(198)	(457)
Balance, end of year	$3,722	$2,020
As of December 31, 2014 and 2013, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.
Loan Servicing
The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $559.1 million, $408.0 million and $238.1 million as of December 31, 2014, 2013 and 2012, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition. During the years ended December 31, 2014, 2013 and 2012, the Company received servicing fee income in the amount of $964,000, $685,000 and $595,000, respectively, which are included in service charges and fees in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2014, the fair value of servicing rights was determined using pretax internal rates of return ranging from 8.4% to 10.4% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 187. At December 31, 2013 the fair value of servicing rights was determined using pretax internal rates of return ranging from 8.1% to 10.1% and the Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 154.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Mortgage servicing rights are included in other assets in the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights capitalized and amortized for the years ended December 31, 2014, 2013 and 2012. Changes in the fair value of mortgage servicing rights are included in other income (loss) in the Consolidated Statements of Net Income.

	Years Ended December 31,
(In thousands)	2014	2013	2012
Mortgage servicing rights:
Balance at beginning of year	$4,103	$1,083	$944
Cumulative effect of net change in accounting principle	—	471	—
Addition of Legacy United mortgage servicing rights	764	—	—
Change in fair value recognized in net income	(1,269)	1,347	—
Issuances/additions	1,131	1,202	546
Amortization	—	—	(407)
Balance at end of year	4,729	4,103	1,083
Valuation allowances:
Balance at beginning of year	—	(31)	(166)
Recoveries	—	31	135
Provisions	—	—	—
Balance at end of period	—	—	(31)
Mortgage servicing assets, net	$4,729	$4,103	$1,052
Fair value of mortgage servicing assets at end of year	$4,729	$4,103	$1,554

Note 7.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2014 and 2013 are summarized as follows:

	At December 31,		Estimated Useful Life
(In thousands)	2014	2013
Land and improvements	$950	$487	0 - 15 years
Buildings	40,001	15,554	10 - 39.5 years
Furniture and equipment	27,618	12,188	3 - 10 years
Leasehold improvements	9,261	7,473	5 - 10 years
Assets under capitalized leases	4,902	—	5 - 10 years
Construction in progress	586	4,616
	83,318	40,318
Accumulated depreciation and amortization	(25,653)	(15,628)
Premises and equipment, net	$57,665	$24,690
Depreciation and amortization expense was $3.8 million, $2.4 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Construction in progress at December 31, 2014 related to renovations on several of the Company’s offices and branches. The Company had construction commitments amounting to approximately $1.5 million at December 31, 2014.

Note 8.	OTHER REAL ESTATE OWNED
Other real estate owned totaled $2.2 million at December 31, 2014 and consisted of $923,000 of commercial real estate properties and $1.2 million of residential real estate properties, which are held for sale. At December 31, 2013, other real estate owned was $1.5 million and consisted of $466,000 of commercial real estate properties and $1.1 million of residential real estate properties. The increase in other real estate owned from the prior year is due to the acquisition of Legacy United. As a result of the Merger, $2.0 million in other real estate owned was acquired. Other income totaling $11,000, $23,000 and $2,000 was generated in 2014, 2013 and 2012, respectively, from the rental of other real estate owned property. Other real estate owned operating expenses were $579,000, $587,000 and $357,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a summary of the activity for other real estate owned:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$1,529	$2,846	$3,008
Additions	2,339	3,097	2,218
Acquisition of Legacy United	2,044	—	—
Write-downs	(213)	(287)	(183)
Proceeds from sales	(3,869)	(4,042)	(2,113)
Gain (loss) on sales	409	(85)	(84)
Balance at end of year	$2,239	$1,529	$2,846

Note 9.	OTHER ASSETS
The components of Other Assets for the years ended December 31, 2014 and 2013 are summarized below:

	At December 31,
(In thousands)	2014	2013
Current tax receivable	$14,391	$1,951
Partnership investments	13,461	—
Mortgage servicing rights	4,729	4,103
Derivative assets	4,074	7,851
Investment receivable	2,762	112
Other	9,715	2,981
	$49,132	$16,998

Note 10.	DEPOSITS
Deposits at December 31, 2014 and 2013 were as follows:

	December 31,
(In thousands)	2014	2013
Demand and NOW	$902,460	$420,359
Regular savings and club accounts	528,614	219,635
Money market and investment savings	1,047,302	524,638
Time deposits	1,556,935	570,573
	$4,035,311	$1,735,205
Time deposits in denominations of $100,000 or more were $724.0 million and $309.5 million as of December 31, 2014 and 2013, respectively.

Contractual maturities of time deposits as of December 31, 2014 are summarized below:

(In thousands)
2015	$1,056,443
2016	323,516
2017	102,535
2018	54,402
2019	20,039
$1,556,935
Included in time deposits are brokered deposits which amounted to $241.9 million and $88.7 million at December 31, 2014 and 2013, respectively. Included in money market deposits at December 31, 2014 and 2013 are brokered deposits of $111.8 million and $50.0 million, respectively.

Note 11.	BORROWINGS
Federal Home Loan Bank Advances
Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2014 and 2013 are summarized below:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2014	$—	—%	$118,112	0.45%
2015	435,763	0.38	35,000	2.28
2016	19,714	1.53	3,000	2.70
2017	66,000	2.72	33,000	2.56
2018	16,784	2.19	—	—
Thereafter	37,300	1.89	2,924	2.54
	$575,561	0.84%	$192,036	1.21%
The total carrying value of advances from the FHLBB at December 31, 2014 was $581.0 million, which includes a remaining fair value adjustment of $5.4 million on advances acquired in the Merger. At December 31, 2013, the total balance of FHLBB advances was $192.0 million. At December 31, 2014, eight advances totaling $41.0 million with interest rates ranging from 3.19% to 4.49%, which are scheduled to mature between 2017 and 2018, are callable. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $853.8 million and $272.6 million at December 31, 2014 and 2013, respectively.
In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2014 and 2013. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2014, the Bank could borrow immediately an additional $243.2 million from the FHLBB, inclusive of the line of credit.
The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the most recent redemption provisions of the stock. At December 31, 2014, the Bank had $32.0 million in FHLBB capital stock.
Repurchase Agreements
The Company assumed wholesale reverse repurchase agreements in the Merger totaling $20.0 million with a weighted average interest rate of 2.59% and a weighted average term of 4.6 years at April 30, 2014. The Company also assumed retail repurchase agreements in the Merger, which primarily consist of transactions with commercial and municipal customers. The Company pledged investment securities as collateral for these borrowings.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2014 and 2013, advances outstanding under wholesale reverse repurchase agreements totaled $69.2 million and $48.2 million, respectively. The outstanding advances at December 31, 2014 consisted of five individual borrowings with remaining terms of 5 years or less and a weighted average cost of 1.07%. The outstanding advances at December 31, 2013 had a weighted average cost of 0.42%.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of December 31, 2014, retail repurchase agreements totaled $41.3 million. The Company had no retail repurchase agreements at December 31, 2013.
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company plans to use the proceeds for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The carrying value, net of issuance costs, totaled $73.8 million at December 31, 2014.
The Company assumed junior subordinated debt as a result of the Merger in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at December 31, 2014. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2014 was 2.11%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Other Borrowings
The Company acquired secured borrowings totaling $2.8 million in the Merger. These borrowings related to two transfers of financial assets that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, they are accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition. Subsequent to the Merger, one of the financial assets paid off and the remaining balance was $1.7 million at December 31, 2014.
The Company has capital lease obligations for three of its leased banking branches, which were acquired in the Merger. At December 31, 2014, the balance of capital lease obligations totaled $4.8 million. See Note 7 in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $111.8 million at a cost of 0.47% at December 31, 2014 and $50.0 million at a cost of 0.50% at December 31, 2013. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with five counterparties totaling $122.5 million at December 31, 2014.
Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
(In thousands)
Balance at end of period	$432,000	$118,112	$61,000
Average amount outstanding during the period	205,044	104,037	53,500
Maximum amount outstanding at any month-end	432,000	171,000	77,000
Weighted-average interest rate during the period	0.47%	0.33%	0.59%
Weighted-average interest rate at end of period	0.38%	0.45%	0.33%

Note 12.	INCOME TAXES
The components of the income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(In thousands)	2014	2013	2012
Current tax provision (benefit)
Federal	$(13,905)	$4,842	$8,445
State	311	117	48
Total current	(13,594)	4,959	8,493
Deferred tax provision (benefit)
Federal	7,482	410	(1,858)
State	(121)	—	—
Total deferred	7,361	410	(1,858)
Total income tax expense (benefit)	$(6,233)	$5,369	$6,635
For the years ended December 31, 2014, 2013 and 2012, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Provision for income tax at statutory rate	$192	$6,859	$7,851
Increase (decrease) resulting from:
State income taxes, net of federal benefit	124	76	31
Increase in cash surrender value of bank-owned life insurance	(1,065)	(732)	(659)
Dividend received deduction	(276)	(24)	(5)
Tax exempt interest and disallowed interest expense	(1,740)	(808)	(600)
Employee Stock Ownership Plan	153	193	—
Nondeductible acquisition costs	440	—	—
Excess parachute payments	1,615	—	—
Investment tax credits	(5,596)	—	—
Other, net	(80)	(195)	17
Total provision (benefit) for income taxes	$(6,233)	$5,369	$6,635

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Loans	$17,086	$7,836
Investment security losses	440	192
Net unrealized losses on securities available for sale	—	4,733
Net unrealized losses on interest rate swaps	390	—
Pension, deferred compensation and post-retirement liabilities	4,184	815
Stock incentive award plan	2,871	1,779
Deposits - purchase accounting adjustment	2,149	—
Accrued expenses	3,124	41
Tax credits	4,521	—
Borrowings - purchase accounting adjustment	1,254	—
State net operating loss	8,209	7,907
Federal net operating loss	595	—
Other	3,840	1,207
Gross deferred tax assets	48,663	24,510
Valuation allowance	(10,672)	(9,786)
Gross deferred tax assets, net of valuation allowance	37,991	14,724

Deferred tax liabilities:
Unrealized gains on securities	(455)	—
Net unrealized gains on interest rate swaps	—	(3,018)
Purchase accounting adjustments	(3,703)	(414)
Other	—	(595)
Gross deferred tax liabilities	(4,158)	(4,027)
Net deferred tax asset	$33,833	$10,697
The Company assesses the realizability of our deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Based upon the level of our available historical taxable income, the opportunity for our net operating loss carrybacks, and projections for our future taxable income over the periods which our deferred tax assets are realizable, we believe it is more likely than not that we will realize the full federal benefit of these deductible differences at December 31, 2013 and 2014.
Net operating losses may be carried back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2014, the Company had net operating loss carryforwards of $595,000 for Federal income tax purposes, which will begin to expire in 2023. These losses, subject to an annual limitation, were obtained through our acquisition of Legacy United Bank. As of December 31, 2014 and 2013, the Company had a valuation allowance of $10.7 million and $9.8 million, respectively, against its state deferred tax asset absent net operating loss carryforwards, in connection with the creation of a Connecticut Passive Investment Company pursuant to legislation enacted in 1998. As of December 31, 2014 and 2013, the Company had $168.4 million and $162.2 million, respectively, in Connecticut net operating loss carryforwards that will begin to expire in 2023 and for which a 100% valuation allowance has been established. Under the Passive Investment Company legislation, Connecticut Passive Investment Companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. The change in the valuation allowance was recognized through the effective tax rate.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

We generated $6.6 million in Federal and State tax credits in 2014 associated with investment tax credits that arose in 2014 either obtained from the acquisition of Legacy United or through direct investment. The credits benefit is recognized through the effective tax rate in the year in which they became available. There were no tax credits generated in 2013.
Retained earnings at December 31, 2014 includes a contingency reserve for loan losses of approximately $3.8 million, which represents the tax positions that balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.4 million at December 31, 2014 have not been recognized.
As of December 31, 2014, there were $252,000 in uncertain tax positions related to federal and state income tax matters based upon tax positions that related to the current year. Prior to 2014, there were no material uncertain tax positions related to income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2014, 2013 and 2012. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 and after.

Note 13.	DERIVATIVES AND HEDGING ACTIVITIES
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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2014 and 2013 is as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Net
			Received		Paid
	(In thousands)	(In years)					(In thousands)
December 31, 2014
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,069)
Interest rate swaps	25,000	2.41	0.23%		0.90%		72
Fair value hedges:
Interest rate swaps	35,000	2.72	1.04%		0.24%	(2)	(82)
Non-hedging derivatives:
Forward loan sale commitments	14,091	0.00					(14)
Derivative loan commitments	8,839	0.00					213
Loan level swaps - dealer(3)	86,446	8.69	1.98%		4.34%		3,678
Loan level swaps - borrowers(3)	86,446	8.69	4.34%		1.98%		(3,678)
Total	$405,822						$(880)
December 31, 2013
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.00	TBD	(1)	2.40%		$7,389
Fair value hedges:
Interest rate swaps	20,000	4.02	1.10%		0.22%	(2)	(183)
Non-hedging derivatives:
Forward loan sale commitments	2,695	0.00					19
Derivative loan commitments	2,271	0.00					20
Loan level swaps - dealer(3)	25,205	8.52	2.04%		4.58%		(240)
Loan level swaps - borrowers(3)	25,205	8.52	4.58%		2.04%		310
Total	$175,376						$7,315

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is July 1, 2015.

(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of December 31, 2014.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company has not recorded any hedge ineffectiveness since inception.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $116,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2014, the Company had six outstanding interest rate derivatives with a notional value of $175.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2014 and 2013, amounts recognized as interest expense related to hedge ineffectiveness were negligible. The Company recognized a net reduction of interest income of approximately $24,000 and $66,000 for the years ended December 31, 2014 and 2013 related to net settlements on the derivatives.
As of December 31, 2014, the Company had three outstanding interest rate derivatives with a notional of $35.0 million that were designated as fair value hedges of interest rate risk.
Non-Designated Hedges
Loan Level Interest Rate Swaps
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
As of December 31, 2014, the Company had eleven borrower-facing interest rate swaps with an aggregate notional amount of $86.4 million and eleven broker-facing interest rate swaps also with an aggregate notional value amount of $86.4 million related to this program.
In the fourth quarter of 2014, the Company entered into a risk participation agreement with a counterparty related to a loan level interest rate swap with one of its commercial banking customers. This agreement was entered into in conjunction with a credit enhancement provided to the borrower by the counterparty. Therefore, if the borrower defaults, the counterparty is responsible for a percentage of the exposure. This risk participation agreement is a guarantee of performance on a derivative and accordingly, is recorded at fair value on the Company’s Consolidated Statements of Financial Condition. At December 31, 2014, the notional amount of the risk participation agreement was $1.8 million and the fair value was $1,000, reflecting the counterparty participation level of 46.9%.
Derivative Loan Commitments
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

United Financial Bancorp, Inc. and Subsidiaries
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
Fair Values of Derivative Instruments on the Company’s Consolidated Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2014 and 2013.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	Dec 31, 2014	Dec 31, 2013	Balance Sheet Location	Dec 31, 2014	Dec 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$140	$7,389	Other Liabilities	$1,137	$—
Interest rate swap - fair value hedge	Other Assets	34	5	Other Liabilities	116	188
Total derivatives designated as hedging instruments		$174	$7,394		$1,253	$188
Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Assets	$7	$19	Other Liabilities	$21	$—
Derivative loan commitment	Other Assets	213	20		—	—
Interest rate swap - with customers	Other Assets	3,678	310	Other Liabilities	3,678	—
Interest rate swap - with counterparties		—	—	Other Liabilities	—	240
Interest rate swap -risk participation agreement	Other Assets	1	—		—	—
Total derivatives not designated as hedging		$3,899	$349		$3,699	$240
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity designated as hedging instruments for the years ended December 31, 2014, 2013 and 2012. In June 2012, the Company entered their first interest rate swap to hedge the variable cash flows associated with a forecasted issuance of debt. No hedges were made by the Company prior to June 2012.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) For the Years Ended December 31,
	2014	2013	2012
(In thousands)
Interest Rate Swaps	$(8,386)	$7,537	$(148)

		Amount of Loss Recognized in Income on Derivatives For the Years Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss) Recognized in Income
		2014	2013	2012
(In thousands)
Interest Rate Swaps	Interest income	$101	$(183)	$—
		Amount of Gain Recognized in Income on Hedged Items For the Years Ended December 31,
		2014	2013	2012
Interest Rate Swaps	Interest income	$(101)	$183	$—
The table below presents the effect of derivative instruments in Company’s Consolidated Statements of Net Income for derivatives not designated as hedging instruments for the years ended December 31, 2014, 2013 and 2012.

	Amount of Gain (Loss) Recognized for the Years Ended December 31,
(In thousands)	2014	2013	2012
Derivatives not designated as hedging instruments:
Derivative loan commitment	$193	$(6)	$(101)
Forward loan sale commitments	(33)	(19)	464
Interest rate swaps	(70)	70	—
Interest rate swap - risk participation agreement	(1)	—	—
	$89	$45	$363
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of December 31, 2014, there was no collateral posted by the counterparties to the Company related to these agreements, compared to $7.0 million at December 31, 2013.
As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.1 million. As of December 31, 2014, the Company has minimum collateral posting thresholds with three of its derivative counterparties and has posted collateral with a market value of $4.0 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
As of December 31, 2013, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $7.0 million.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 14.	FAIR VALUE MEASUREMENT
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
Loans Held for Sale: The Company has elected the fair value option for its portfolio of residential real estate mortgage loans held for sale to reduce certain timing differences and better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.
The aggregate principal amount of the residential real estate mortgage loans held for sale was $8.1 million and $424,000 at December 31, 2014 and 2013, respectively. The aggregate fair value of these loans as of the same dates was $8.2 million and $422,000, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at December 31, 2014 and 2013.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of net gains from sales of loans in the Consolidated Statements of Net Income.

	Years Ended December 31,
(In thousands)	2014	2013
Mortgage loans held for sale	$195	$(2)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2014 and 2013.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,822	$—	$6,822	$—
Government-sponsored residential mortgage-backed securities	167,419	—	167,419	—
Government-sponsored residential collateralized debt obligations	238,133	—	238,133	—
Government-sponsored commercial mortgage-backed securities	68,298	—	68,298	—
Government-sponsored commercial collateralized debt obligations	129,686	—	129,686	—
Asset-backed securities	178,755	—	43,166	135,589
Corporate debt securities	42,245	—	40,627	1,618
Obligations of states and political subdivisions	195,772	—	195,772	—
Marketable equity securities	25,881	3,299	22,582	—
Total available for sale securities	$1,053,011	$3,299	$912,505	$137,207
Mortgage loan derivative assets	$220	$—	$220	$—
Mortgage loan derivative liabilities	21	—	21	—
Loans held for sale	8,220	—	8,220	—
Mortgage servicing rights	4,729	—	—	4,729
Interest rate swap assets	3,853	—	3,853	—
Interest rate swap liabilities	4,931	—	4,931	—
December 31, 2013
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,031	$—	$6,031	$—
Government-sponsored residential mortgage-backed securities	95,662	—	95,662	—
Government-sponsored residential collateralized debt obligations	67,751	—	67,751	—
Government-sponsored commercial mortgage-backed securities	12,898	—	12,898	—
Government-sponsored commercial collateralized debt obligations	4,706	—	4,706	—
Asset-backed securities	106,536	—	35,095	71,441
Corporate debt securities	42,486	—	41,016	1,470
Obligations of states and political subdivisions	62,505	—	62,505	—
Marketable equity securities	6,328	3,280	2,996	52
Total available for sale securities	$404,903	$3,280	$328,660	$72,963
Mortgage loan derivative assets	$39	$—	$39	$—
Loans held for sale	422	—	422	—
Mortgage servicing rights	4,103	—	—	4,103
Interest rate swap assets	7,704	—	7,704	—
Interest rate swap liabilities	428	—	428	—

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	For the Years Ended December 31,
(In thousands)	2014	2013
Balance of available for sale securities, at beginning of period	$72,963	$8,312
Purchases	72,115	65,452
Principal payments	(6,915)	(1,109)
Total unrealized gains (losses) included in other comprehensive income	(956)	308
Balance at end of period	$137,207	$72,963

Balance of mortgage servicing rights at beginning of period	$4,103	$1,052
Cumulative effect of change in accounting principle	—	502
Addition of Legacy United mortgage servicing rights	764	—
Issuances	1,131	1,202
Change in fair value recognized in net income	(1,269)	1,347
Balance at end of period	$4,729	$4,103
The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis.
Available for Sale Securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.
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
Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, effective January 1, 2013, (See Note 6, “Loans Receivable

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

and Allowance for Loan Losses” in the Notes to Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at December 31, 2014.

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$135,589	Discounted Cash Flow	Discount Rates	1.4% - 6.7% (4.7%)
			Cumulative Default %	7.4% - 32.6% (13.9%)
			Loss Given Default	2.0% - 64.6% (26.0%)

Corporate debt - pooled trust	$1,618	Discounted Cash Flow	Discount Rate	8.0% (8.0%)
preferred security			Cumulative Default %	2.8% - 78.0% (15.3%)
			Loss Given Default	85% - 100% (89.8%)

Mortgage servicing rights	$4,729	Discounted Cash Flow	Discount Rate	8.0% - 17.0% (9.4%)
			Cost to Service	$40 - $100 ($50.34)
			Float Earnings Rate	0.25% (0.25%)
Asset-backed securities: Given the level of market activity for the asset backed securities in the portfolio, the discount rates utilized in the fair value measurement were derived by analyzing current market yields for comparable securities and research reports issued by brokers and dealers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities.  There is an inverse correlation between the discount rate and the fair value measurement.  When the discount rate increases, the fair value decreases.
Other significant unobservable inputs to the fair value measurement of the asset backed securities in the portfolio included prospective defaults and recoveries.  The cumulative default percentage represents the lifetime defaults assumed.  The loss given default percentage represents the percentage of current and projected defaults assumed to be lost.  There is an inverse

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

correlation between the default percentages and the fair value measurement.  When default percentages increase, the fair value decreases.
Corporate debt: Given the level of market activity the trust preferred securities in the form of collateralized debt obligation, the discount rate utilized in the fair value measurement were derived by analyzing current market yields for trust preferred securities of individual name issuers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities.  There is an inverse correlation between the discount rate and the fair value measurement.  When the discount rate increases, the fair value decreases.
Other significant unobservable inputs to the fair value measurement of the collateralized debt obligations included prospective defaults and recoveries.  The cumulative default percentage represents the lifetime defaults assumed, excluding currently defaulted collateral and including all performing and currently deferring collateral.  As a result, the cumulative default percentage also reflects assumptions of the possibility of currently deferring collateral curing and becoming current.  The loss given default percentage represents the percentage of current and projected defaults assumed to be lost.  There is an inverse correlation between the cumulative default and loss given default percentages and the fair value measurement.  When default percentages increase, the fair value decreases.
Mortgage servicing rights: Given the low level of market activity in the MSR market and the general difficulty in price discovery, even when activity is at historic norms, the discount rate utilized in the fair value measurement was derived by analyzing recent and historical pricing for MSRs.  Adjustments were then made for various loan and investor types underlying these MSRs.  There is an inverse correlation between the discount rate and the fair value measurement.  When the discount rate increases, the fair value decreases.
Other significant unobservable inputs to the fair value measurement of MSR’s include cost to service, an input that is not as simple as taking total costs and dividing by a number of loans.  It is a figure informed by marginal cost and pricing for MSRs by competing firms, taking other assumptions into consideration.  It is different for different loan types.  There is an inverse correlation between the cost to service and the fair value measurement.  When the cost assumption increase, the fair value decreases.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2014 and 2013 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans	$2,863	$—	$—	$2,863
Other real estate owned	2,239	—	—	2,239
Total	$5,102	$—	$—	$5,102
December 31, 2013
Impaired loans	$509	$—	$—	$509
Other real estate owned	1,529	—	—	1,529
Total	$2,038	$—	$—	$2,038
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Gains (losses) on assets recorded at fair value at year-end on a non-recurring basis are as follows:

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Impaired loans	$(1,865)	$(977)	$(470)
Other real estate owned	405	(85)	(84)
Total	$(1,460)	$(1,062)	$(554)
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
Federal Home Loan Bank of Boston (“FHLBB”) stock: FHLBB stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed by the FHLB Boston at par value.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2014 and 2013, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

(In thousands)	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Cash and cash equivalents	$86,952	$86,952	$—	$—	$86,952
Available for sale securities	1,053,011	3,299	912,505	137,207	1,053,011
Held to maturity securities	15,368	—	16,713	—	16,713
Loans held for sale	8,220	—	8,220	—	8,220
Loans receivable-net	3,877,063	—	—	3,919,432	3,919,432
FHLBB stock	31,950	—	—	31,950	31,950
Accrued interest receivable	14,212	—	—	14,212	14,212
Derivative assets	4,073	—	4,073	—	4,073
Mortgage servicing rights	4,729	—	—	4,729	4,729
Financial liabilities:
Deposits	4,035,311	—	—	3,899,658	3,899,658
Mortgagors’ and investors’ escrow accounts	13,004	—	—	13,004	13,004
FHLBB advances and other borrowings	777,314	—	—	773,786	773,786
Derivative liabilities	4,952	—	4,952	—	4,952
December 31, 2013
Financial assets:
Cash and cash equivalents	$45,235	$45,235	$—	$—	$45,235
Available for sale securities	404,903	3,280	328,660	72,963	404,903
Held to maturity securities	13,830	—	14,260	—	14,260
Loans held for sale	422	—	422	—	422
Loans receivable-net	1,697,012	—	—	1,702,686	1,702,686
FHLBB stock	15,053	—	—	15,053	15,053
Accrued interest receivable	5,706	—	—	5,706	5,706
Derivative assets	7,743	—	7,743	—	7,743
Mortgage servicing rights	4,103	—	—	4,103	4,103
Financial liabilities:
Deposits	1,735,205	—	—	1,626,071	1,626,071
Mortgagors’ and investors’ escrow accounts	6,342	—	—	6,342	6,342
FHLBB advances and other borrowings	240,228	—	—	242,458	242,458
Derivative liabilities	428	—	428	—	428
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 15.	SHARE-BASED COMPENSATION PLANS
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. Prior to the Company’s second-step stock offering effective March 3, 2011, the 2006 Plan allowed for the issuance of a maximum of 349,830 restricted stock shares and 874,575 stock options. After adjusting

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

for the 1.5167 exchange ratio established as a result of the stock offering, as of December 31, 2014, there were 16,314 restricted stock shares and 10,085 stock options that remain available for future grants under the Plan. There were 78,540 stock options granted from the Plan in 2014.
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of December 31, 2014, there were 70,498 restricted stock shares and 206,703 stock options that remain available for future grants under the 2012 Plan. There were 138,482 restricted shares and 318,555 stock option awards granted from the 2012 Plan in 2014. Of the restricted shares granted, 45,595 shares are performance vested.
In connection with the Merger, the Company assumed the following Legacy United share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.” As of December 31, 2014, 375,494 shares remained available for future grants under the Legacy United Stock Plans.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.4 million with a related tax benefit recorded of $500,000 and $2.5 million with a related tax benefit recorded of $885,000, respectively, for the year ended December 31, 2014. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $301,000, the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.1 million and merger and acquisition expense recognized (in the Consolidated Statements of Net Income as non-interest expense) was $2.6 million reflecting Director and officer expense due to the accelerated vesting of stock options and restricted stock which occurred on the effective date of the Merger.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for 2006 Plan share-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for full vesting at the time an employee or Director retires. Share-based compensation granted to non-retirement-eligible individuals pursuant to the 2006 Plan and share-based compensation granted to all individuals pursuant to the 2012 Plan are expensed over the normal vesting period as established by each plan.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $2.7 million, with a related tax benefit recorded of $921,000, for the year ended December 31, 2013, of which Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $722,000 and officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $1.9 million. The total charge of $2.7 million includes $357,000 related to 24,932 vested restricted shares used for income tax withholding payments on behalf of certain executives.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock Options:
The following table presents the activity related to the Company’s stock options outstanding, including options that have stock appreciation rights (“SARs”), as of and for the year ended December 31, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,317,620	$10.74
Granted	397,095	13.71
Registered shares associated with the Merger	1,291,793	9.36
Exercised	(563,346)	9.63
Forfeited or expired	(52,693)	13.73
Outstanding at December 31, 2014	3,390,469	$10.70	5.9	$12,414
Stock options vested and exercisable at December 31, 2014	3,062,967	$10.38	5.5	$12,202
On May 2, 2014, the Company registered 1,291,793 options at an exercise price of $9.36 per share (adjusted for the exchange ratio) pursuant to its Registration Statement on Form S-8 under which the Company assumed all outstanding fully vested stock options under the Legacy United Stock Plans, which include options that were granted as SARs. These options have terms expiring between 2014 and 2022. The Company also registered an additional 375,494 shares of common stock available for future awards under the Legacy United Stock Plans.
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
The following table presents the unvested stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested as of December 31, 2013	979,920	$1.73
Granted	397,095	1.95
Vested	(996,820)	1.73
Forfeited, expired or canceled	(52,693)	1.96
Unvested as of December 31, 2014	327,502	$1.95
The aggregate fair value of stock options vested was $1.7 million and $850,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the unrecognized cost related to the stock options awarded of $516,000 will be recognized over a weighted-average period of 3.6 years.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2014	2013	2012
Weighted per share average fair value of options granted	$1.95	$1.80	$1.48
Assumptions:
Risk-free interest rate	1.94%	1.61%	0.91%
Expected volatility	19.90%	20.33%	22.24%
Expected dividend yield	2.92%	3.03%	3.27%
Expected life of options granted	6.0 years	6.0 years	6.0 years
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
Additional information regarding stock options outstanding as of December 31, 2014, is as follows:

Options Outstanding				Exercisable Options
Weighted- Average Exercise Price ($)	Total Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Exercisable Shares	Weighted- Average Exercise Price ($)
6.00 – 6.99	118,525	2.4	$6.09	118,525	$6.09
7.00 – 7.99	245,089	2.8	7.67	245,089	7.67
8.00 – 8.99	350,405	2.0	8.66	350,405	8.66
9.00 – 9.99	511,968	2.1	9.27	511,968	9.27
10.00 – 10.99	1,095,944	7.2	10.97	1,095,944	10.97
11.00 – 11.99	236,347	4.2	11.58	236,347	11.58
12.00 – 12.99	123,260	8.0	12.79	123,260	12.79
13.00 – 13.99	708,931	9.0	13.47	381,427	13.27
	3,390,469	5.9	10.70	3,062,965	10.38
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.
The following table presents the activity for restricted stock for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	245,210	$11.37
Granted	138,482	13.64
Vested	(259,156)	11.49
Forfeited	—	—
Unvested as of December 31, 2014	124,536	$13.66
The fair value of restricted shares that vested during the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $2.0 million, and $830,000, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $13.64, $13.20 and $11.00, respectively.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2014, the effective time of the merger, all outstanding Company restricted stock awards, including those held by directors and executive officers, became fully vested in accordance with the change in control provisions within the merger agreement. The expense related to the accelerated vesting recorded during the second quarter of 2014 was $1.5 million, and was included in non-interest expenses as merger related expense.
As of December 31, 2014, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.1 years.
Of the remaining unvested restricted stock, 48,157 shares will vest in 2015, 17,212 shares in 2016 and 59,167 shares will vest in 2017. All unvested restricted stock shares are expected to vest.
Employee Stock Ownership Plan:
As part of the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the 2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the original ESOP loan was the prime rate plus one percent, or 4.25% as of December 31, 2014. As the loan was repaid to the Company, shares were released from collateral and will be allocated to the accounts of the participants. There is no outstanding balance as the loan was paid in full on December 31, 2014. Principal payments of $7.8 million have been made on the loan since inception. Dividends paid in 2014 totaling $42,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the initial public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 4.25% as of December 31, 2014. As of December 31, 2014, the outstanding balance for the loan was $6.5 million, with a remaining term of 26 years. Principal payments of $570,000 have been made on the loan since inception. Dividends paid in 2014 totaling $246,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
The total ESOP expense was $1.7 million, $1.7 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there were 1.3 million allocated and 593,142 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $8.5 million.
Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k). In lieu of employer matching cash contributions in 2014 to the 401(k) Plan, shares released from the pay down on the ESOP loans will be allocated to all participants in the 401(k) Plan. The Company is expected to experience cost savings on a go forward basis due to the merging of these two plans.

Note 16.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit, Supplemental and Other Post-retirement Plans
Legacy Rockville offered a noncontributory defined benefit pension plan through December 31, 2012 for eligible employees who met certain minimum service and age requirements hired before January 1, 2005. Pension plan benefits were based upon employee earnings during the period of credited service. The pension plan was frozen effective December 31, 2012. Employees hired on or after January 1, 2005 receive no benefits under the plan. All other employees will accrue no additional retirement benefits on or after January 1, 2013, and the amount of their qualified retirement income will not exceed the amount of benefits determined as of December 31, 2012.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plans and post-retirement benefit plans for the years ended December 31, 2014, 2013 and 2012:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands )	2014	2013	2012	2014	2013	2012	2014	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,224	$27,226	$27,073	$1,191	$1,199	$1,065	$1,926	$2,547	$2,531
Service cost	75	50	1,059	25	38	38	19	35	31
Interest cost	1,145	1,048	1,163	54	48	45	85	91	102
Plan participants’ contributions	—	—	—	—	—	—	26	26	28
Actuarial loss (gain)	6,460	(3,291)	3,863	166	(159)	79	271	(661)	(10)
Benefits paid and administration expenses	(1,333)	(809)	(782)	(484)	(28)	(28)	(109)	(112)	(135)
Curtailments, settlements, special termination benefits	—	—	(5,150)	416	93	—	—	—	—
Benefit obligation at end of year	$30,571	$24,224	$27,226	$1,368	$1,191	$1,199	$2,218	$1,926	$2,547
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,258	$22,782	$20,782	$—	$—	$—	$—	$—	$—
Actual return on plan assets	1,594	4,285	2,782	—	—	—	—	—	—
Employer contributions	—	—	—	484	28	28	83	86	107
Plan participants’ contributions	—	—	—	—	—	—	26	26	28
Benefits paid and administration expenses	(1,333)	(809)	(782)	(484)	(28)	(28)	(109)	(112)	(135)
Fair value of plan assets at end of year	$26,519	$26,258	$22,782	$—	$—	$—	$—	$—	$—
Funded Status:
Overfunded (underfunded) at end of year	$(4,052)	$2,034	$(4,444)	$(1,368)	$(1,191)	$(1,199)	$(2,218)	$(1,926)	$(2,547)
Amounts Recognized in the Consolidated Statements of Condition
Accrued expenses and other liabilities	$(4,052)	$2,034	$(4,444)	$(1,368)	$(1,191)	$(1,199)	$(2,218)	$(1,926)	$(2,547)
The components of accumulated other comprehensive income related to pensions and other post-retirement benefits and related tax effects at December 31, 2014, 2013 and 2012 are summarized below:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
(In thousands )	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost (credit)	$—	$—	$—	$92	$273	$401	$—	$—	$—
Net loss	9,362	2,625	9,251	202	103	269	297	15	742
Total accumulated other comprehensive loss	9,362	2,625	9,251	294	376	670	297	15	742
Deferred tax asset	(3,278)	(844)	(3,172)	(69)	(131)	(233)	(97)	(5)	(252)
Net impact on accumulated other comprehensive loss	$6,084	$1,781	$6,079	$225	$245	$437	$200	$10	$490

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss) for the retirement plans for the years ended December 31, 2014, 2013 and 2012:

	Qualified Pension Plan			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
(In thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost:
Service cost	$75	$50	$1,059	$25	$38	$38	$19	$35	$31
Interest cost	1,145	1,048	1,163	54	48	45	85	91	102
Expected return on plan assets	(1,595)	(1,734)	(1,690)	—	—	—	—	—	—
Amortization of net actuarial losses (gains)	(277)	784	1,236	2	5	4	(10)	66	77
Amortization of prior service cost (credit)	—	—	(48)	12	23	27	—	—	—
Settlement charge	—	—	(80)	651	199	—	—	—	—
Net periodic benefit cost	(652)	148	1,640	744	313	114	94	192	210
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	6,460	(5,842)	(2,380)	100	(159)	79	271	(661)	(11)
Change in prior service cost (credit)	—	—	80	(168)	(105)	—	—	—	—
Amortization of net (loss) gain	277	(784)	(1,236)	(2)	(6)	(4)	11	(66)	(77)
Amortization of prior service cost (credit)	—	—	48	(13)	(23)	(27)	—	—	—
Total recognized in other comprehensive income (loss)	6,737	(6,626)	(3,488)	(83)	(293)	48	282	(727)	(88)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,085	$(6,478)	$(1,848)	$661	$20	$162	$376	$(535)	$122
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2015 are $738,000, $10,000 and $18,000 for the qualified pension plan, executive retirement plan and other post-retirement benefits plan, respectively.
Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.85%	4.80%	3.70%	4.70%	3.70%	4.55%
Expected return on plan assets	7.00%	7.25%	—	—	—	—
Rate of compensation increase	—%	—%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31 follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.80%	3.90%	4.35%	4.70%	3.80%	4.25%	4.55%	3.65%	3.65%
Expected return on plan assets	7.25%	8.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	—%	—%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.2 million and $1.9 million as of December 31, 2014 and 2013, respectively.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
Assumed Healthcare Trend Rates
The Company’s accumulated other post-retirement benefit obligations take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 8.5% at December 31, 2014. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
(In thousands)
Effect on post-retirement benefit obligation	$297,723	$(244,103)
Effect on total service and interest	14,339	(11,783)
Plan Assets
The fair value of major categories of pension plan assets as of December 31, 2014 and 2013 are as follows:

(In thousands)	Total Fair Value	Percent
December 31, 2014
Domestic equity funds	$11,900	45%
International equity funds	1,051	4
Fixed income funds	3,719	14
Domestic bond funds	7,996	30
International bond funds	790	3
Real estate REIT index funds	1,063	4
Total	$26,519	100%

December 31, 2013
Domestic equity funds	$12,654	48%
International equity funds	2,648	10
Fixed income funds	243	1
Domestic bond funds	7,832	30
International bond funds	1,824	7
Real estate REIT index funds	1,057	4
Total	$26,258	100%
All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2014 targeted allocation for equity securities, debt securities, real estate and cash was 43%, 39%, 4%

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

and 14%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
There were no contributions to the Qualified Pension Plan in 2014 and 2013. The Company does not expect to make any contributions to the Qualified Pension Plan in 2015. Contributions to the Supplemental Executive Retirement Plans (“SERP”) were $484,000 and $28,000 in 2014 and 2013, respectively. Company contributions to the other post-retirement plans were $83,000 and $86,000 in 2014 and 2013, respectively.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

(In thousands)	Qualified Pension Plan	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
Years Ending December 31,
2015	$869	$421	$96
2016	932	28	102
2017	1,006	41	107
2018	1,117	41	108
2019	1,176	41	115
Years 2020-2024	7,032	265	618
Multi-Employer Defined Benefit Plan
As a result of the Merger, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.
The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.
The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2014 and 2013 was 120.4% and 111.6%, respectively, per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2014.
The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A $50,000 contribution, recorded as pension expense, was accrued in 2014 and paid in 2015. The Company will make the future required contributions and incur applicable pension expense going forward.
401(k) Plan
The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. Beginning January 1, 2005, the 401(k) Plan was amended to pay all employees, even those who do not contribute to the 401(k) Plan, an automatic 3% of pay “safe harbor” contribution that is fully vested to participants of the 401(k) Plan.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

For employees hired on or after January 1, 2005, the Company also will make a discretionary matching contribution equal to a uniform percentage of the amount of the salary reduction the employee elected to defer, which percentage will be determined each year by the Company.
In connection with the pension plan being frozen at December 31, 2012, the Company will provide additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan beginning January 1, 2013 for a five year period. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
The Company recorded expenses of $515,000, $1.5 million, and $838,000 to the plan for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013 that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well- capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.
The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2014 and 2013 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of United Financial Bancorp, Inc.’s regulatory capital and ratios as of December 31, 2014 and 2013:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
December 31, 2014
Total capital to risk weighted assets	$513,960	12.9%	$317,750	8.0%	$397,187	10.0%
Tier 1 capital to risk weighted assets	487,713	12.3	158,864	4.0	238,296	6.0
Tier 1 capital to total average assets	487,713	9.3	210,221	4.0	262,776	5.0
December 31, 2013
Total capital to risk weighted assets	$280,196	15.4%	$145,368	8.0%	$181,709	10.0%
Tier 1 capital to risk weighted assets	260,241	14.3	72,693	4.0	109,040	6.0
Tier 1 capital to total average assets	260,241	11.6	89,893	4.0	112,367	5.0
United Financial Bancorp, Inc.:
December 31, 2014
Total capital to risk weighted assets	$579,109	14.6%	$317,973	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	477,862	12.0	159,022	4.0	N/A	N/A
Tier 1 capital to total average assets	477,862	9.1	210,049	4.0	N/A	N/A
December 31, 2013
Total capital to risk weighted assets	$322,623	17.7%	$145,983	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	302,668	16.6	73,020	4.0	N/A	N/A
Tier 1 capital to total average assets	302,668	13.5	89,879	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2014, $11.1 million was available for the payment of dividends.
Basel III
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules will begin for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” under the new rules.
The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(In thousands)	December 31,
	2014	2013
Total consolidated equity	$602,408	$299,382
Adjustments:
Decrease (increase) in equity under United Financial Bancorp, Inc.	8,252	(42,427)
Accumulated other comprehensive loss	6,490	4,766
Disallowed goodwill and other intangible assets	(121,637)	(1,480)
Disallowed deferred tax assets	(7,800)	—
Tier 1 capital	487,713	260,241
Allowance for loan losses and off-balance sheet credit losses	26,141	19,851
Unrealized gains on available-for-sale securities includible in total risk-based capital	106	104
Total risk-based capital	$513,960	$280,196

Note 18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive (loss) income, net of taxes, consist of the following:

(In thousands)	Net Unrealized Gain (Loss) on Benefit Plans	Net Unrealized Gain (Loss) on Available For Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2011	$(9,300)	$2,552	$—	$(6,748)
Change	2,294	503	(96)	2,701
December 31, 2012	(7,006)	3,055	(96)	(4,047)
Change	4,970	(10,588)	4,899	(719)
December 31, 2013	(2,036)	(7,533)	4,803	(4,766)
Change	(4,473)	8,189	(5,440)	(1,724)
December 31, 2014	$(6,509)	$656	$(637)	$(6,490)

Note 19.	NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(In thousands, except share data)	2014	2013	2012
Net income	$6,782	$14,227	$15,797
Adjusted weighted-average common shares outstanding	43,491,441	29,471,397	29,475,264
Less: average number of treasury shares	—	2,618,178	758,806
Less: average number of unvested ESOP award shares	662,347	791,277	920,342
Weighted-average basic shares outstanding	42,829,094	26,061,942	27,796,116
Dilutive effect of stock options	440,423	364,278	229,494
Weighted-average diluted shares	43,269,517	26,426,220	28,025,610
Net income per share:
Basic	$0.16	$0.55	$0.57
Diluted	$0.16	$0.54	$0.56
For the years ended December 31, 2014, 2013 and 2012, respectively, 2.6 million, 1.9 million, and 1.7 million options were anti-dilutive and therefore excluded from the earnings per share calculation.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 20.	COMMITMENTS AND CONTINGENCIES
Leases:    The Company leases certain of its branches and other office facilities under non-cancelable capital and operating lease agreements. Many of these leases contain renewal options and escalation clauses which provide for increased rental expense. In addition to rental payments, the branch leases require payments for executory costs. The Company also leases certain equipment under non-cancelable operating leases.
Future minimum rental commitments under the terms of these leases, including option periods, by year and in the aggregate, are as follows as of December 31, 2014:

(In thousands)
2015	$5,048
2016	5,124
2017	5,096
2018	5,159
2019	5,223
Thereafter	77,822
$103,472
Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $5.8 million, $2.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The rental expense increase in 2014 compared to 2013 was due largely to the addition of the Legacy United branch offices as a result of the Merger.
The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2014:

(In thousands)
2015	$446
2016	341
2017	133
$920
Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $407,000, $318,000 and $318,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Legal Matters:    The Company is not involved in any legal proceedings deemed to be material as of December 31, 2014, which have arisen in the normal course of business.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2014 and 2013:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31,
(In thousands)	2014	2013
Commitments to extend credit:
Commitment to grant loans	$128,766	$63,401
Undisbursed construction loans	144,118	80,345
Undisbursed home equity lines of credit	321,346	142,851
Undisbursed commercial lines of credit	295,639	116,004
Standby letters of credit	12,547	8,872
Unused checking overdraft lines of credit	1,304	39
	$903,720	$411,512
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
Other Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy. The net carrying balance of these investments totaled $13.5 million at December 31, 2014 and is included in other assets in the consolidated statement of condition. At December 31, 2014, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $1.8 million, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 21.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)
The following table presents quarterly financial information of the Company for the years ended December 31, 2014 and 2013:

	For the three months ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(In thousands , except per share data)
Interest and dividend income	$48,209	$47,201	$40,767	$19,702	$19,748	$19,500	$19,184	$19,085
Interest expense	6,317	5,008	3,888	2,794	2,772	2,627	2,483	2,578
Net interest income	41,892	42,193	36,879	16,908	16,976	16,873	16,701	16,507
Provision for loan losses	4,333	2,633	2,080	450	720	532	403	391
Net interest income after provision for loan losses	37,559	39,560	34,799	16,458	16,256	16,341	16,298	16,116
Non-interest income	3,001	4,076	6,319	3,209	2,959	5,100	4,108	4,884
Other non-interest expense	45,076	34,922	46,177	18,257	17,175	14,763	15,858	14,670
Income before income taxes	(4,516)	8,714	(5,059)	1,410	2,040	6,678	4,548	6,330
Provision (benefit) for income taxes	(5,937)	(1,271)	512	463	283	2,058	1,249	1,779
Net income	$1,421	$9,985	$(5,571)	$947	$1,757	$4,620	$3,299	$4,551
Earnings per share:
Basic	$0.03	$0.19	$(0.13)	$0.04	$0.07	$0.18	$0.13	$0.17
Diluted	$0.03	$0.19	$(0.13)	$0.04	$0.07	$0.18	$0.12	$0.17
Stock Price (per share):
High	$14.67	$13.91	$14.31	$14.63	$15.42	$13.50	$13.54	$13.26
Low	$12.66	$12.01	$12.21	$12.56	$12.68	$12.83	$12.27	$12.53

Subsequent to the completion of the Merger on April 30, 2014, the Company had significant increases in net interest income, non-interest income and non-interest expense.
In the first, second, third, and fourth quarters of 2014, the Company recorded merger and acquisition related expenses of $1.8 million, $20.9 million, $4.0 million, and $10.1 million, respectively. In the fourth quarter of 2013, the Company recorded $2.1 million in merger and acquisition related expenses.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 22.	PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s Condensed Statements of Condition as of December 31, 2014 and 2013 and Condensed Statements of Net Income and Cash Flows for the years ended December 31, 2014, 2013 and 2012 which should be read in conjunction with the Consolidated Financial Statements and related notes:
Condensed Statements of Condition

	At December 31,
(In thousands)	2014	2013
Assets:
Cash and due from banks	$51,519	$25,170
Investment in United Bank	610,660	256,956
Due from United Bank	15,677	10,282
Other assets	5,594	8,246
Total Assets	$683,450	$300,654
Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$81,042	$1,272
Stockholders’ equity	602,408	299,382
Total Liabilities and Stockholders’ Equity	$683,450	$300,654
Condensed Statements of Net Income

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Interest and dividend income:
Interest on investments	$35	$1	$1
Interest expense	1,353	—	—
Net interest income (expense)	(1,318)	1	1
Non-interest income	73	—	13
Non-interest expenses:
General and administrative	7,257	5,528	2,097
Total non-interest expense	7,257	5,528	2,097
Loss before tax benefit and equity in undistributed net income of United Bank	(8,502)	(5,527)	(2,083)
Income tax benefit	2,566	1,602	613
Loss before equity in undistributed net income of United Bank	(5,936)	(3,925)	(1,470)
Equity in undistributed net income of United Bank	12,718	18,152	17,267
Net income	$6,782	$14,227	$15,797

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$6,782	$14,227	$15,797
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of purchase accounting marks, net	41	—	—
Amortization of subordinated debt issuance costs, net	34	—	—
Share-based compensation expense	3,957	2,665	2,976
ESOP expense	1,727	2,064	1,529
Undistributed income of United Bank	(12,718)	(18,152)	(17,267)
Deferred tax provision	959	555	(846)
Tax benefit of stock-based awards	(820)	(65)	—
Net change in:
Due from United Bank	(5,395)	(850)	(3,243)
Other assets	3,582	(3,190)	1,020
Accrued expenses and other liabilities	(1,831)	1,124	(1,291)
Net cash used in operating activities	(3,682)	(1,622)	(1,325)
Cash flows from investing activities:
Dividends from United Bank	13,310	11,197	12,500
Cash acquired from United Financial Bancorp, Inc., net	6,546	—	—
Net cash provided by investing activities	19,856	11,197	12,500
Cash flows from financing activities:
Proceeds from debt offering, net of expenses	73,733	—	—
Common stock repurchased	(47,249)	(30,028)	(21,626)
Proceeds from the exercise of stock options	2,246	805	419
Cancellation of shares for tax withholding	(1,367)	(357)	(276)
Tax benefit of share-based awards	820	65	—
Cash dividends paid on common stock	(18,008)	(10,453)	(14,376)
Cancellation of treasury shares	—	—	(4)
Net cash provided by (used in) financing activities	10,175	(39,968)	(35,863)
Net increase (decrease) in cash and cash equivalents	26,349	(30,393)	(24,689)
Cash and cash equivalents — beginning of year	25,170	55,563	80,252
Cash and cash equivalents — end of year	$51,519	$25,170	$55,563
Supplemental disclosures of cash flow information:
Cash paid for income taxes (net)	$3,599	$6,228	$5,191

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 73.
Item 9B.    Other Information
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.
Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2014.

Part IV
Item 15.    Exhibits, Financial Statements and Financial Statement Schedules
a) The Consolidated Financial Statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K, and can be found on the following pages:

2	Financial Statement Schedules
Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X and all other schedules to the Consolidated Financial Statements have been omitted because they are either not required, are not applicable or are included in the Consolidated Financial Statements or notes thereto, which can be found in this report in Part II, Item 8.

3	Exhibits:

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
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948)

10.16
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Advisory Agreement with Richard B. Collins effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 20, 2013)

10.17
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

10.18
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and David Paulson effective February 19, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

10.19	Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 filed herewith
14.	United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy — Employees filed herewith
21.	Subsidiaries of United Financial Bancorp, Inc. and United Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto

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

United Financial Bancorp, Inc.

By:	/s/ William H.W. Crawford, IV
William H.W. Crawford, IV
Chief Executive Officer and Director

and

By:	/s/ Eric R. Newell
Eric R. Newell
Executive Vice President, Chief
Financial Officer and Treasurer
Date: March 9, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015
William H.W. Crawford, IV

/s/ Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2015
Eric R. Newell

/s/ Paula A. Aiello	Director	March 9, 2015
Paula A. Aiello

/s/ Michael A. Bars	Director	March 9, 2015
Michael A. Bars

/s/ Michael F. Crowley	Director	March 9, 2015
Michael f. Crowley

/s/ Kristen A. Johnson	Director	March 9, 2015
Kristen A. Johnson

/s/ Carol A. Leary	Director	March 9, 2015
Carol A. Leary

/s/ Raymond H. Lefurge, Jr.	Vice Chairman	March 9, 2015
Raymond H. Lefurge, Jr.

/s/ Stuart E. Magdefrau	Director	March 9, 2015
Stuart E. Magdefrau

/s/ Kevin E. Ross	Director	March 9, 2015
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Chairman	March 9, 2015
Robert A. Stewart, Jr.