Form 10-Q
period 2015-03-31
United Financial Bancorp, Inc.
filed 2015-05-08
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.
Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 49,460,337 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements - Unaudited
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$43,348	$43,416
Short-term investments	46,013	43,536
Total cash and cash equivalents	89,361	86,952
Available for sale securities - at fair value	1,094,229	1,053,011
Held to maturity securities - at amortized cost	15,204	15,368
Loans held for sale	13,002	8,220
Loans receivable (net of allowance for loan losses of $25,297 at March 31, 2015 and $24,809 at December 31, 2014)	3,884,067	3,877,063
Federal Home Loan Bank of Boston stock	34,006	31,950
Accrued interest receivable	14,958	14,212
Deferred tax asset, net	29,956	33,833
Premises and equipment, net	57,718	57,665
Goodwill	115,232	115,240
Core deposit intangible	8,821	9,302
Cash surrender value of bank-owned life insurance	123,456	122,622
Other real estate owned	1,711	2,239
Other assets	49,429	49,132
	$5,531,150	$5,476,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$598,157	$602,359
Interest-bearing	3,558,958	3,432,952
Total deposits	4,157,115	4,035,311
Mortgagors’ and investors’ escrow accounts	8,815	13,004
Advances from the Federal Home Loan Bank	543,162	580,973
Other borrowings	164,156	196,341
Accrued expenses and other liabilities	47,779	48,772
Total liabilities	4,921,027	4,874,401
Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 60,000,000 shares; 49,284,522 and 49,537,700 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively)	510,703	514,189
Additional paid-in capital	15,378	16,007
Unearned compensation - ESOP	(6,093)	(6,150)
Retained earnings	92,950	84,852
Accumulated other comprehensive loss, net of tax	(2,815)	(6,490)
Total stockholders’ equity	610,123	602,408
	$5,531,150	$5,476,809

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income

	For the Three Months Ended March 31,
(In thousands, except share data) (Unaudited)	2015	2014
Interest and dividend income:
Loans	$40,527	$16,844
Securities - taxable interest	5,269	1,903
Securities - non-taxable interest	2,092	771
Securities - dividends	374	173
Interest-bearing deposits	33	11
Total interest and dividend income	48,295	19,702
Interest expense:
Deposits	4,740	2,158
Borrowed funds	2,212	636
Total interest expense	6,952	2,794
Net interest income	41,343	16,908
Provision for loan losses	1,511	450
Net interest income after provision for loan losses	39,832	16,458
Non-interest income:
Service charges and fees	3,831	1,886
Net gain from sales of securities	338	268
Income from mortgage banking activities	2,371	555
Bank-owned life insurance income	834	522
Net loss on limited partnership investments	(430)	—
Other, net	(109)	(22)
Total non-interest income	6,835	3,209
Non-interest expense:
Salaries and employee benefits	16,572	10,242
Service bureau fees	1,820	1,091
Occupancy and equipment	4,458	1,698
Professional fees	917	428
Marketing and promotions	636	229
FDIC insurance assessments	1,078	318
Other real estate owned	115	308
Core deposit intangible amortization	481	—
Merger and acquisition expense	—	1,829
Other	4,580	2,114
Total non-interest expense	30,657	18,257
Income before income taxes	16,010	1,410
Provision for income taxes	2,985	463
Net income	$13,025	$947
Net income per share:
Basic	$0.27	$0.04
Diluted	$0.26	$0.04
Weighted-average shares outstanding:
Basic	48,715,992	25,265,190
Diluted	49,275,942	25,681,048

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2015	2014
Net income	$13,025	$947
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains	9,000	5,243
Reclassification adjustment for gains realized in net income(1)	(338)	(268)
Net unrealized gains	8,662	4,975
Tax effect - expense	(3,116)	(1,742)
Net-of-tax amount - securities available for sale	5,546	3,233
Interest rate swaps designated as cash flow hedges:
Unrealized losses	(3,350)	(2,521)
Reclassification adjustment for expense realized in net income(2)	12	—
Net unrealized losses	(3,338)	(2,521)
Tax effect - benefit	1,203	883
Net-of-tax amount - interest rate swaps	(2,135)	(1,638)
Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost(3)	184	—
Tax effect - benefit	69	—
Net-of-tax amount - pension plans	253	—
Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost(4)	2	5
Reclassification adjustment for losses recognized in net periodic benefit cost(5)	6	—
Losses arising during the period	—	(3)
Change in gains or losses and prior service costs	8	2
Tax effect - benefit	3	—
Net-of-tax amount - post-retirement plans	11	2
Net-of-tax amount - pension and post-retirement plans	264	2
Total other comprehensive income	3,675	1,597
Comprehensive income	$16,700	$2,544

(In thousands)

(1)
Amounts are included in net gain from sales of securities in the unaudited Consolidated Statements of Net Income in total non-interest income. Income tax benefit associated with the reclassification adjustment was $122 and $94 for the three months ended March 31, 2015 and 2014, respectively.

(2)
Amounts are included in borrowed funds in the unaudited Consolidated Statements of Net Income in interest expense. Income tax benefit associated with the reclassification adjustment for three months ended March 31, 2015 and 2014 was $4 and $0, respectively.

(3)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2015 and 2014 was $66 and $0, respectively.

(4)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2015 and 2014 was $1 and $2, respectively.

(5)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2015 and 2014 was $2 and $0, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	—	$—	$602,408
Comprehensive income	—	—	—	—	13,025	3,675	—	—	16,700
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	—	—	(5,171)
Share-based compensation expense	—	—	267	—	—	—	—	—	267
ESOP shares released or committed to be released	—	—	17	57	—	—	—	—	74
Shares issued for stock options exercised and SARs	110,115	1,529	(954)	—	—	—	—	—	575
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(12,923)	(184)	—	—	—	—	—	—	(184)
Tax benefit from stock-based awards	—	—	381	—	—	—	—	—	381
Dividends paid ($0.10 per common share)	—	—	—	—	(4,927)	—	—	—	(4,927)
Balance at March 31, 2015	49,284,522	$510,703	$15,378	$(6,093)	$92,950	$(2,815)	—	$—	$610,123
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	947	1,597	—	—	2,544
Share-based compensation expense	—	—	503	—	—	—	—	—	503
ESOP shares released or committed to be released	—	—	190	250	—	—	—	—	440
Cancellation of shares for tax withholding	(1,148)	—	(16)	—	—	—	—	—	(16)
Reissuance of treasury shares in connection with stock options exercised	—	—	(55)	—	—	—	(11,616)	137	82
Tax benefit from stock-based awards	—	—	1	—	—	—	—	—	1
Dividends paid ($0.10 per common share)	—	—	—	—	(2,589)	—	—	—	(2,589)
Balance at March 31, 2014	29,455,142	$243,776	$16,431	$(6,901)	$94,436	$(3,169)	3,476,270	$(44,226)	$300,347

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2015	2014
Cash flows from operating activities:
Net income	$13,025	$947
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	967	334
Accretion of intangible assets and purchase accounting marks	(2,946)	—
Amortization of subordinated debt issuance costs	32	—
Share-based compensation expense	267	503
ESOP expense	74	440
Tax benefit from stock-based awards	(381)	(1)
Provision for loan losses	1,511	450
Net gain from sales of securities	(338)	(268)
Loans originated for sale	(72,842)	(20,739)
Proceeds from sales of loans held for sale	70,431	18,379
Decrease (increase) in mortgage servicing asset	(192)	—
(Gain) loss on sales of other real estate owned	45	(32)
Income from mortgage banking activities	(2,371)	(555)
Loss on disposal of equipment	44	—
Write-downs of other real estate owned	57	78
Depreciation and amortization	1,307	593
Loss on limited partnerships	430	—
Deferred income tax expense (benefit)	2,036	(139)
Increase in cash surrender value of bank-owned life insurance	(834)	(522)
Net change in:
Deferred loan fees and premiums	(624)	(438)
Accrued interest receivable	(746)	(217)
Other assets	(6,548)	65
Accrued expenses and other liabilities	1,278	(3,478)
Net cash provided by (used in) operating activities	3,682	(4,600)
Cash flows from investing activities:
Proceeds from sales of available for sale securities	116,285	10,819
Proceeds from calls and maturities of available for sale securities	14,404	3,000
Principal payments on available for sale securities	19,321	7,803
Principal payments on held to maturity securities	157	206
Purchases of available for sale securities	(181,726)	(57,019)
Purchases of held to maturity securities	—	(1,128)
Purchase of FHLBB stock	(2,056)	—
Proceeds from sale of other real estate owned	684	336
Purchases of loans	(3,255)	(3,525)
Loan originations, net of principal repayments	(2,977)	(40,749)
Purchases of premises and equipment	(1,409)	(1,316)
Net cash used in investing activities	(40,572)	(81,573)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded

	For the Three Months Ended March 31,
(In thousands) (Unaudited)	2015	2014
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	(4,202)	8,459
Net increase in interest-bearing deposits	127,085	64,789
Net decrease in mortgagors’ and investors’ escrow accounts	(4,189)	(2,474)
Net increase (decrease) in short-term FHLBB advances	(45,000)	10,000
Repayments of long-term FHLBB advances	(2,321)	(18)
Proceeds from long-term FHLBB advances	10,000	—
Net decrease in other borrowings	(32,225)	(4,650)
Proceeds from exercise of stock options and stock purchase plan	575	82
Common stock repurchased	(5,694)	—
Cancellation of shares for tax withholding	(184)	(16)
Tax benefit from share-based awards	381	1
Cash dividend paid on common stock	(4,927)	(2,589)
Net cash provided by financing activities	39,299	73,584
Net increase (decrease) in cash and cash equivalents	2,409	(12,589)
Cash and cash equivalents, beginning of period	86,952	45,235
Cash and cash equivalents, end of period	$89,361	$32,646

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$7,347	$2,749
Income taxes, net	(6,641)	5
Transfer of loans to other real estate owned	258	1,510
Increase (decrease) in due to broker, investment purchases	(1,105)	2,901
Increase (decrease) in due to broker, common stock buyback	(523)	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The consolidated financial statements for periods prior to April 30, 2014 do not reflect the operations of Legacy United.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 70 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
Basis of Presentation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., UCB Securities, Inc. II and UB Properties, LLC.
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances. Notwithstanding the foregoing, prior to June 30, 2014, the Consolidated Statement of Condition refers to repurchased shares as “treasury stock.”
Reclassifications
Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2015 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
Use of Estimates
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

Note 2.	Recent Accounting Pronouncements
Interest-Imputation of Interest.
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at March 31, 2015 and December 31, 2014 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,894	$111	$(133)	$11,872
Government-sponsored residential mortgage-backed securities	142,070	1,866	(276)	143,660
Government-sponsored residential collateralized debt obligations	280,712	3,687	(191)	284,208
Government-sponsored commercial mortgage-backed securities	54,397	1,681	(19)	56,059
Government-sponsored commercial collateralized debt obligations	136,492	1,617	(33)	138,076
Asset-backed securities	163,598	1,310	(788)	164,120
Corporate debt securities	52,615	452	(1,355)	51,712
Obligations of states and political subdivisions	212,614	1,750	(1,025)	213,339
Total debt securities	1,054,392	12,474	(3,820)	1,063,046
Marketable equity securities, by sector:
Banks	27,071	1,066	(244)	27,893
Industrial	109	61	—	170
Mutual funds	2,832	100	(2)	2,930
Oil and gas	131	59	—	190
Total marketable equity securities	30,143	1,286	(246)	31,183
Total available for sale securities	$1,084,535	$13,760	$(4,066)	$1,094,229
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,388	$978	$—	$13,366
Government-sponsored residential mortgage-backed securities	2,816	332	—	3,148
Total held to maturity securities	$15,204	$1,310	$—	$16,514

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,965	$94	$(237)	$6,822
Government-sponsored residential mortgage-backed securities	165,199	2,379	(159)	167,419
Government-sponsored residential collateralized debt obligations	237,128	1,365	(360)	238,133
Government-sponsored commercial mortgage-backed securities	67,470	1,081	(253)	68,298
Government-sponsored commercial collateralized debt obligations	129,547	737	(598)	129,686
Asset-backed securities	181,198	272	(2,715)	178,755
Corporate debt securities	43,907	35	(1,697)	42,245
Obligations of states and political subdivisions	194,857	1,572	(657)	195,772
Total debt securities	1,026,271	7,535	(6,676)	1,027,130
Marketable equity securities, by sector:
Banks	22,645	277	(340)	22,582
Industrial	109	76	—	185
Mutual funds	2,824	89	(3)	2,910
Oil and gas	131	73	—	204
Total marketable equity securities	25,709	515	(343)	25,881
Total available for sale securities	$1,051,980	$8,050	$(7,019)	$1,053,011
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,971	$339	$—	$3,310
Obligations of states and political subdivisions	12,397	1,006	—	13,403
	$15,368	$1,345	$—	$16,713

At March 31, 2015, the net unrealized gain on securities available for sale of $9.7 million, net of an income tax benefit of $3.5 million, or $6.2 million, was included in accumulated other comprehensive loss. The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$402	$403	$—	$—
After 1 year through 5 years	4,947	4,972	—	—
After 5 years through 10 years	53,058	53,395	1,203	1,222
After 10 years	218,716	218,153	11,185	12,144
	277,123	276,923	12,388	13,366
Government-sponsored residential mortgage-backed securities	142,070	143,660	2,816	3,148
Government-sponsored residential collateralized debt obligations	280,712	284,208	—	—
Government-sponsored commercial mortgage-backed securities	54,397	56,059	—	—
Government-sponsored commercial collateralized debt obligations	136,492	138,076	—	—
Asset-backed securities	163,598	164,120	—	—
Total debt securities	$1,054,392	$1,063,046	$15,204	$16,514
At March 31, 2015, the Company had 206 encumbered securities with a fair value of $303.7 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for FHLBB borrowing capacity. At December 31, 2014, the Company had 219 encumbered securities with a fair value of $336.3 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended March 31, 2015 and 2014, gross gains of $1.7 million and $268,000, respectively, were realized on the sales of available for sale securities. There were gross losses of $1.3 million realized on the sale of available for sale securities for the three months ended March 31, 2015 and no realized losses for the three months ended March 31, 2014.
As of March 31, 2015, the Company did not have any material exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
The Company’s Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of March 31, 2015, the estimated fair value of this portfolio was $226.7 million, with no significant geographic/issuer exposure concentrations. Of the total revenue and general obligations of $226.7 million, $100.2 million were representative of general obligation bonds for which $74.9 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,922	$(5)	$4,865	$(128)	$9,787	$(133)
Government-sponsored residential mortgage-backed securities	51,965	(243)	19,385	(33)	71,350	(276)
Government-sponsored residential collateralized debt obligations	32,729	(178)	4,070	(13)	36,799	(191)
Government-sponsored commercial mortgage-backed securities	—	—	10,630	(19)	10,630	(19)
Government-sponsored commercial collateralized debt obligations	7,821	(33)	—	—	7,821	(33)
Asset-backed securities	40,560	(270)	11,510	(518)	52,070	(788)
Corporate debt securities	14,625	(171)	1,596	(1,184)	16,221	(1,355)
Obligations of states and political subdivisions	69,128	(896)	10,199	(129)	79,327	(1,025)
Total debt securities	221,750	(1,796)	62,255	(2,024)	284,005	(3,820)
Marketable equity securities	6,325	(244)	111	(2)	6,436	(246)
	$228,075	$(2,040)	$62,366	$(2,026)	$290,441	$(4,066)
December 31, 2014
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,757	$(237)	$4,757	$(237)
Government-sponsored residential mortgage-backed securities	1,492	(11)	19,785	(148)	21,277	(159)
Government-sponsored residential collateralized debt obligations	35,769	(124)	17,443	(236)	53,212	(360)
Government-sponsored commercial mortgage-backed securities	14,118	(15)	16,337	(238)	30,455	(253)
Government-sponsored commercial collateralized debt obligations	62,477	(551)	4,991	(47)	67,468	(598)
Asset-backed securities	128,808	(2,080)	20,146	(635)	148,954	(2,715)
Corporate debt securities	30,634	(501)	5,054	(1,196)	35,688	(1,697)
Obligations of states and political subdivisions	55,029	(419)	18,568	(238)	73,597	(657)
Total debt securities	328,327	(3,701)	107,081	(2,975)	435,408	(6,676)
Marketable equity securities	12,716	(340)	140	(3)	12,856	(343)
	$341,043	$(4,041)	$107,221	$(2,978)	$448,264	$(7,019)
Of the securities summarized above as of March 31, 2015, 111 issues had unrealized losses equaling 0.9% of the amortized cost basis for less than twelve months and 56 issues had an unrealized loss of 3.1% of the amortized cost basis for twelve months or more. As of December 31, 2014, 155 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 78 issues had unrealized losses equaling 2.7% of the amortized cost basis for twelve months or more.
Management believes that no individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information(present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2015.
U.S. Government and government-sponsored enterprises. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by spread widening to the government curve for short maturities. The Company does not expect these securities to settle at a price less than the par value of the securities.
U.S. Government and government-sponsored collateralized mortgage obligations and commercial mortgage- backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the pickup of prepayment speeds given the overall drop in the government curve over the period, which encouraged further refinancing. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities. The majority of these securities have resetting coupons that adjust on a quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities.
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment, as the security reprices quarterly to the three month LIBOR and market spreads on similar newly issued securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a steepening yield curve.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to a shift in the long end of the municipal bond spread curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

(In thousands)	At March 31, 2015	At December 31, 2014
Real estate loans:
Residential	$1,454,561	$1,413,739
Commercial	1,691,877	1,678,936
Construction	149,379	185,843
Total real estate loans	3,295,817	3,278,518
Commercial business loans	603,761	613,596
Installment and collateral loans	5,155	5,752
Total loans	3,904,733	3,897,866
Net deferred loan costs and premiums	4,631	4,006
Allowance for loan losses	(25,297)	(24,809)
Loans - net	$3,884,067	$3,877,063
Acquired Loans
Gross loans acquired from the Legacy United merger totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. Loans acquired and determined to be impaired totaled $18.5 million.

The impaired loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At March 31, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $9.6 million and the aggregate outstanding principal balance was $15.6 million.
Information about the acquired loan portfolio subject to purchased credit impaired (“PCI”) accounting guidance (ASC 310-30) as of April 30, 2014 is as follows:

(In thousands)
April 30, 2014
Contractually required principal and interest at acquisition	$18,540
Contractual cash flows not expected to be collected (nonaccretable)	(6,415)
Expected cash flows at acquisition (1)	12,125
Interest component of expected cash flows (accretable)	(2,235)
Fair value of acquired PCI loans	$9,890

(1)	Prepayments were not factored into the expected cash flows
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three months ended March 31, 2015.

(In thousands)
2015
Balance at beginning of period	$(1,587)
Accretion	99
Reclassification to nonaccretable balance	780
Balance at end of period	$(708)
A reclassification of $780,000 from the accretable balance to the nonaccretable balance occurred during the three months ended March 31, 2015, as a result of changes in expected cash flows.
Allowance for Loan Losses
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

At March 31, 2015, the Company had a loan loss allowance of $25.3 million, or 0.65%, of total loans as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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

The following table presents the Company’s loans by risk rating at March 31, 2015 and December 31, 2014.

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
March 31, 2015
Loans rated 1-5	$1,435,801	$1,604,784	$136,840	$559,847	$5,121
Loans rated 6	1,832	45,874	5,400	23,618	—
Loans rated 7	16,928	41,219	7,139	20,248	34
Loans rated 8	—	—	—	48	—
Loans rated 9	—	—	—	—	—
	$1,454,561	$1,691,877	$149,379	$603,761	$5,155

December 31, 2014
Loans rated 1-5	$1,396,866	$1,606,420	$174,629	$570,808	$5,488
Loans rated 6	1,981	28,616	4,652	21,589	—
Loans rated 7	14,892	43,900	6,562	21,154	264
Loans rated 8	—	—	—	45	—
Loans rated 9	—	—	—	—	—
	$1,413,739	$1,678,936	$185,843	$613,596	$5,752
Activity in the allowance for loan losses for the periods ended March 31, 2015 and 2014 were as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended March 31, 2015
Balance, beginning of period	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
Provision (credit) for loan losses	417	1,077	433	(915)	9	490	1,511
Loans charged off	(224)	(508)	(440)	(223)	(86)	—	(1,481)
Recoveries of loans previously charged off	69	132	—	221	36	—	458
Balance, end of period	$8,189	$10,119	$1,463	$4,891	$34	$601	$25,297

Three Months Ended March 31, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	256	266	(207)	24	(7)	118	450
Loans charged off	(179)	—	—	—	(4)	—	(183)
Recoveries of loans previously charged off	18	—	—	24	8	—	50
Balance, end of period	$6,491	$8,554	$622	$3,442	$26	$365	$19,500

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2015 and December 31, 2014 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
March 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$—	$5	$37	$378	$—	$—	$420
Allowance related to loans collectively evaluated and not deemed impaired	8,189	10,114	1,426	4,513	34	601	24,877
Allowance related to loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$8,189	$10,119	$1,463	$4,891	$34	$601	$25,297

Loans deemed impaired	$16,304	$18,956	$3,912	$7,342	$30	$—	$46,544
Loans not deemed impaired	1,438,257	1,668,649	143,130	593,452	5,125	—	3,848,613
Loans acquired with deteriorated credit quality	—	4,272	2,337	2,967	—	—	9,576
Total loans	$1,454,561	$1,691,877	$149,379	$603,761	$5,155	$—	$3,904,733
December 31, 2014
Allowance related to loans individually evaluated and deemed impaired	$28	$316	$33	$882	$—	$—	$1,259
Allowance related to loans collectively evaluated and not deemed impaired	7,899	9,102	1,437	4,710	75	111	23,334
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	216
Total allowance for loan losses	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809

Loans deemed impaired	$15,981	$19,514	$2,610	$5,846	$46	$—	$43,997
Loans not deemed impaired	1,397,758	1,654,917	180,548	604,055	5,706	—	3,842,984
Loans acquired with deteriorated credit quality	—	4,505	2,685	3,695	—	—	10,885
Total loans	$1,413,739	$1,678,936	$185,843	$613,596	$5,752	$—	$3,897,866

Management has established the allowance for loan loss in accordance with GAAP at March 31, 2015 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2015 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2015 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at March 31, 2015 and December 31, 2014, including purchased credit impaired loans:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
March 31, 2015
Real estate loans:
Residential	$14,069	$1,646	$7,146	$22,861	$—	$15,156
Commercial	6,855	2,122	9,058	18,035	392	12,056
Construction	317	278	1,569	2,164	—	1,686
Commercial business loans	5,973	531	6,428	12,932	48	6,736
Installment and collateral	19	14	17	50	8	31
Total	$27,233	$4,591	$24,218	$56,042	$448	$35,665

December 31, 2014
Real estate loans:
Residential	$18,913	$3,954	$7,320	$30,187	$—	$13,972
Commercial	7,734	3,967	9,509	21,210	2,361	12,514
Construction	1,403	227	695	2,325	84	611
Commercial business loans	2,782	3,812	7,486	14,080	2,307	5,217
Installment and collateral	34	—	12	46	—	44
Total	$30,866	$11,960	$25,022	$67,848	$4,752	$32,358
At March 31, 2015, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans, for which an accretable fair value interest mark is being recognized. There were no originated loans past due 90 days or more and still accruing at March 31, 2015. At December 31, 2014, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.
The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$16,304	$19,224		$15,233	$17,143
Commercial	18,544	22,038		18,408	21,202
Construction	3,727	3,803		2,384	2,441
Commercial business loans	6,560	9,211		3,804	6,129
Installment and collateral loans	30	36		46	34
Total	45,165	54,312		39,875	46,949
Impaired loans with a valuation allowance:
Real estate loans:
Residential	$—	$—	$—	$748	$892	$28
Commercial	412	415	5	1,106	1,271	316
Construction	185	185	37	226	226	33
Commercial business loans	782	1,087	378	2,042	2,098	882
Total	1,379	1,687	420	4,122	4,487	1,259
Total impaired loans	$46,544	$55,999	$420	$43,997	$51,436	$1,259

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$15,769	$176	$150	$9,393	$99	$99
Commercial	18,476	291	199	8,253	—	—
Construction	3,055	48	1	2,978	9	9
Commercial business loans	5,182	63	42	1,314	17	17
Installment and collateral loans	38	—	—	30	—	—
Total	42,520	578	392	21,968	125	125
Impaired loans with a valuation allowance:
Real estate loans:
Residential	374	—	—	1,159	1	1
Commercial	759	5	—	—	—	—
Construction	206	—	—	—	—	—
Commercial business loans	1,412	17	6	—	—	—
Total	2,751	22	6	1,159	1	1
	$45,271	$600	$398	$23,127	$126	$126

Troubled Debt Restructurings
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
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At March 31, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$10,879	$11,638
Non-accrual status	5,034	4,169
Total recorded investment in TDRs	$15,913	$15,807
Accruing TDRs performing under modified terms more than one year	$3,597	$1,919
Specific reserves for TDRs included in the balance of allowance for loan losses	$205	$380
Additional funds committed to borrowers in TDR status	$—	$210

Loans restructured as troubled debt restructurings during the three months ended March 31, 2015 and 2014 are set forth in the following table:

	Three Months Ended
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2015
Residential real estate	1	$75	$75
Commercial business	1	200	200
Total troubled debt restructuring	2	$275	$275

March 31, 2014
Residential real estate	4	$408	$408
Construction	13	3,853	3,853
Total troubled debt restructuring	17	$4,261	$4,261

The following table provides information on how loans were modified as TDRs:

	Three Months Ended March 31,
	2015				2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Rate and Maturity	Payment Deferral	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$—	$75	$—	$—	$408	$—	$—
Construction	—	—	—	—	3,672	—	—	181
Commercial business	200	—	—	—	—	—	—	—
	$200	$—	$75	$—	$3,672	$408	—	$181

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Three Months Ended
	March 31, 2015		March 31, 2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential real estate	2	$48	—	$—
Commercial real estate	5	4,114	—	—
	7	$4,162	—	$—
The majority of restructured loans were on accrual status as of March 31, 2015 and December 31, 2014. The financial impact of the troubled debt restructured loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate of loans serviced for others was $603.8 million and $559.1 million as of March 31, 2015 and December 31, 2014, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2015 and December 31, 2014 was determined using pretax internal rates of return ranging from 8.4% to 10.4% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 212 and 187, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three months ended March 31, 2015, the Company received servicing income in the amount of $301,000, which compares to $240,000 for the same period in 2014. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2015 and 2014. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income.

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$4,729	$4,103
Change in fair value recognized in net income	(385)	(153)
Issuances	577	134
Fair value of mortgage servicing rights at end of period	$4,921	$4,084

Note 5.	Merger
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
The following table summarizes the Merger on April 30, 2014.

(Dollars and shares in thousands)
		Transaction Related Items
Legacy United		Goodwill	Other Identifiable Intangibles	Shares Issued	Value of Legacy United Exercisable Options	Total Purchase Price
Balance at April 30, 2014
Assets	Equity
$2,442,525	$304,505	$114,162	$10,585	26,706	$4,909	$356,394

The transaction was accounted for using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. See the Company’s 2014 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 for additional information.

Note 6.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

(In thousands)	Goodwill	Core Deposit Intangibles
Balance at December 31, 2013	$1,070	$—
Acquisition of Legacy United	114,170	10,585
Amortization expense	—	(1,283)
Balance at December 31, 2014	115,240	9,302
Adjustments	(8)	—
Amortization expense	—	(481)
Balance at March 31, 2015	$115,232	$8,821

Estimated amortization expense for the years ending December 31,
2015 (remaining nine months)		$1,315
2016		1,604
2017		1,411
2018		1,219
2019		1,026
2020 and thereafter		2,246
Total remaining		$8,821
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $481,000 for the three months ended March 31, 2015.
The core deposit intangible is summarized in the following table:

(In thousands)	Original Recorded Amount	Cumulative Amortization	Balance at March 31, 2015
Core deposit intangible	$10,585	$(1,764)	$8,821

Note 7.	Borrowings
FHLBB Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2015 and December 31, 2014 are summarized below:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2015	$359,510	0.43%	$435,763	0.38%
2016	49,182	0.89	19,714	1.53
2017	66,000	2.72	66,000	2.72
2018	26,538	1.81	16,784	2.19
2019 and thereafter	37,010	1.89	37,300	1.89
	$538,240	0.92%	$575,561	0.84%

The total carrying value of FHLBB advances at March 31, 2015 was $543.1 million, which includes a remaining fair value adjustment of $4.9 million on advances acquired in the Merger. At December 31, 2014, the total carrying value of FHLBB advances was $581.0 million, with a fair value adjustment of $5.4 million.
At March 31, 2015, eight advances totaling $41.0 million with interest rates ranging from 3.19% to 4.49%, which are scheduled to mature between 2017 and 2018, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $845.0 million and $853.8 million at March 31, 2015 and December 31, 2014, respectively.
In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at March 31, 2015 and December 31, 2014. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At March 31, 2015, the Bank could borrow immediately an additional $271.9 million from the FHLBB, inclusive of the line of credit.

Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Subordinated debentures	$79,336	$79,288
Wholesale repurchase agreements	45,000	69,242
Customer repurchase agreements	33,400	41,335
Other	6,420	6,476
Total other borrowings	$164,156	$196,341

Subordinated Debentures
At March 31, 2015 and December 31, 2014, the carrying value of the Company’s subordinated debentures totaled $79.3 million.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense.
The Company assumed junior subordinated debt as a result of the Merger in 2014 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at March 31, 2015. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

Repurchase Agreements
As of March 31, 2015 and December 31, 2014, advances outstanding under wholesale reverse repurchase agreements totaled $45.0 million and $69.2 million, respectively. The outstanding advances at March 31, 2015 consisted of three individual borrowings with remaining terms of four years or less and a weighted average cost of 1.46%. The outstanding advances at December 31, 2014 had a weighted average cost of 1.07%.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of March 31, 2015 and December 31, 2014, retail repurchase agreements totaled $33.4 million and $41.3 million, respectively.
The Company pledged investment securities as collateral for these borrowings.
Other
Other borrowings consist of a secured borrowing and capital lease obligations. The secured borrowing relates to the transfer of a financial asset that did not meet the definition of a participating interest and did not meet sale accounting criteria;

therefore, it is accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition. The Company has capital lease obligations for three of its leased banking branches.

Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $89.6 million at a cost of 0.46% at March 31, 2015 and $111.8 million at a cost of 0.47% at December 31, 2014. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with five counterparties totaling $122.5 million at March 31, 2015.

Note 8.	Derivatives and Hedging Activities
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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2015 and December 31, 2014 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
March 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(4,303)
Interest rate swaps	25,000	2.16	0.23%		0.90%		(44)
Fair value hedges:
Interest rate swaps	35,000	2.48	1.04%		0.24%	(2)	121
Non-hedging derivatives:
Forward loan sale commitments	34,169	0.00					(39)
Derivative loan commitments	29,968	0.00					722
Loan level swaps - dealer(3)	97,585	8.60	1.95%		4.29%		(6,124)
Loan level swaps - borrowers(3)	97,585	8.60	4.29%		1.95%		5,915
Forward starting loan level swaps - dealer	5,100	15.23	TBD		4.15%		(257)
Forward starting loan level swaps - borrower	5,100	15.23	4.15%		TBD		256
Total	$479,507						$(3,753)
December 31, 2014
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,069)
Interest rate swaps	25,000	2.41	0.23%		0.90%		72
Fair value hedges:
Interest rate swaps	35,000	2.72	1.04%		0.24%	(2)	(82)
Non-hedging derivatives:
Forward loan sale commitments	14,091	0.00					(14)
Derivative loan commitments	8,839	0.00					213
Loan level swaps - dealer(3)	86,446	8.69	1.98%		4.34%		(3,816)
Loan level swaps - borrowers(3)	86,446	8.69	4.34%		1.98%		3,678
Total	$405,822						$(1,018)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, the Company did not record any hedge ineffectiveness.
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
As of March 31, 2015, the Company had six outstanding interest rate derivatives with a notional value of $175.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. The Company recognized a net reduction to interest expense related to net settlements of $23,000 for the three months ended March 31, 2014 and a negligible net reduction to interest expense for the three months ended March 31, 2015. Amounts recognized as interest expense related to hedge ineffectiveness were negligible.
As of March 31, 2015, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of March 31, 2015, the Company had 17 borrower-facing interest rate derivatives with an aggregate notional amount of $102.7 million and 17 broker derivatives with an aggregate notional value amount of $102.7 million related to this program.
In the fourth quarter of 2014, the Company entered into a risk participation agreement with a counterparty related to a loan level interest rate swap with one of its commercial banking customers. This agreement was entered into in conjunction with a credit enhancement provided to the borrower by the counterparty. Therefore, if the borrower defaults, the counterparty is responsible for a percentage of the exposure. This risk participation agreement is a guarantee of performance on a derivative and accordingly, is recorded at fair value on the Company’s Consolidated Statements of Financial Condition. At March 31, 2015, the notional amount of the risk participation agreement was $1.8 million and the fair value was $1,000, reflecting the counterparty participation level of 46.9%
Derivative Loan Commitments
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2015 and December 31, 2014.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	Mar 31, 2015	Dec 31, 2014	Balance Sheet Location	Mar 31, 2015	Dec 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$—	$140	Other Liabilities	$4,347	$1,137
Interest rate swap - fair value hedge	Other Assets	132	34	Other Liabilities	11	116
Total derivatives designated as hedging instruments		$132	$174		$4,358	$1,253
Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Assets	$17	$7	Other Liabilities	$56	$21
Derivative loan commitment	Other Assets	722	213		—	—
Interest rate swap - with customers	Other Assets	6,054	3,678		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	6,265	3,816
Interest rate swap -risk participation agreement	Other Assets	1	1		—	—
Total derivatives not designated as hedging		$6,794	$3,899		$6,321	$3,837
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The table below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three months ended March 31, 2015 and 2014.

Cash Flow Hedges

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
(In thousands)	2015	2014
Interest rate swaps	$(3,338)	$(2,521)
Total	$(3,338)	$(2,521)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
(In thousands)	2015	2014
Interest rate swaps	$(12)	$—
Total	$(12)	$—

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2015 and 2014.

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2015	2014
(In thousands)
Interest Rate Swaps	Interest income	$203	$31

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended March 31,
		2015	2014
Interest Rate Swaps	Interest income	$(205)	$31
The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of March 31, 2015 and 2014.

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
(In thousands)	2015	2014
Derivatives not designated as hedging instruments:
Derivative loan commitments	$509	$(10)
Forward loan sale commitments	(25)	(19)
Interest rate swaps	(73)	(65)
	$411	$(94)
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
As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.5 million. As of March 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $10.4 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 9.	Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2006 Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of March 31, 2015, 16,319 restricted stock shares and 11,692 stock options remained available for future grants under the 2006 Plan.
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of March 31, 2015, 43,168 restricted stock shares and 214,024 stock options remained available for future grants under the 2012 Plan.
In connection with the merger, the Company assumed the following Legacy United share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.” As of March 31, 2015, 375,494 shares remained available for future grants under the Legacy United Stock Plans.
For the three-month period ended March 31, 2015, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $39,000 with a related tax benefit of $14,000 and $228,000 with a related tax benefit of $82,000, respectively. Of the total expense amount for the three-month period, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $106,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $161,000. For the three-month period ended March 31, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $176,000 with a related tax benefit of $62,000 and $327,000 with a related tax benefit of $114,000, respectively.
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
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the three months ended March 31, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	3,390,469	$10.70
Granted	—	—
Exercised	(202,986)	9.32
Forfeited or expired	(8,928)	13.73
Outstanding at March 31, 2015	3,178,555	$10.78	5.8	$6.0
Stock options vested and exercisable at March 31, 2015	2,859,979	$10.45	5.4	$6.0
As of March 31, 2015, the unrecognized cost related to outstanding stock options was $469,000 and will be recognized over a weighted-average period of 3.4 years.
There were no stock options granted during the three months ended March 31, 2015 and 2014.
Options exercised during the three months ended March 31, 2015 include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. Included in total options exercised during the three months ended March 31, 2015, were 140,120 SAR options which converted to 47,249 issued shares.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the three months ended March 31, 2015, the Company issued 27,330 shares of restricted stock from shares available under the

Company’s 2012 Plan to certain executives and directors. During the three months ended March 31, 2015, the weighted-average grant date fair value was $12.44 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the three months ended March 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	124,536	$13.66
Granted	27,330	12.44
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2015	151,866	$13.44
As of March 31, 2015, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Ownership Plan
In connection with its reorganization and stock offering completed in 2005, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $7.8 million from the Company to purchase 699,659 shares of common stock in the subscription offering and in the open market. This loan was paid in full at December 31, 2014. The 699,659 ESOP shares purchased in the initial reorganization in 2005 were exchanged for shares in the second-step conversion using an exchange ratio of 1.5167.
As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.5 million at March 31, 2015 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 26 years.
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
At March 31, 2015, the remaining loan had an outstanding balance of $6.5 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended March 31, 2015 and 2014, ESOP compensation expense was $74,000 and $440,000 respectively.
The ESOP shares as of March 31, 2015 were as follows:

Allocated shares	1,152,426
Shares allocated for release	5,703
Unreleased shares	587,439
Total ESOP shares	1,745,568
Market value of unreleased shares at March 31, 2015 (in thousands)	$7,373
The Company merged its ESOP with its Defined Contribution, or 401(k) Plan, effective January 1, 2014. In lieu of employer matching cash contributions to the 401(k) Plan, shares released from the pay down on the ESOP loan will be allocated to all participants in the 401(k) Plan.

Note 10.	Pension and Other Post-Retirement Benefit Plans
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
As a result of the Merger, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified multi-employer defined benefit pension plan.
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
The following table presents the amount of net periodic pension costs for the three months ended March 31, 2015 and 2014:

			Supplemental		Other
			Executive		Post-Retirement
(In thousands)	Qualified Pension		Retirement Plans		Benefits
For the Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
Service cost	$15	$19	$6	$7	$6	$5
Interest cost	290	286	11	14	20	21
Expected return on plan assets	(456)	(468)	—	—	—	—
Amortization:
Loss (gain)	184	—	2	1	4	(3)
Prior service cost	—	—	2	5	—	—
Additional amount recognized due to settlement	—	—	20	—	—	—
Net periodic benefit cost (benefit)	$33	$(163)	$41	$27	$30	$23

Note 11.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2015, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

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
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2015 and December 31, 2014 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
March 31, 2015
Total capital to risk weighted assets	$536,811	12.3%	$349,714	8.0%	$437,143	10.0%
Common equity tier 1 capital to risk weighted assets	511,416	11.7	196,698	4.5	284,120	6.5
Tier 1 capital to risk weighted assets	511,416	11.7	262,265	6.0	349,686	8.0
Tier 1 capital to total average assets	511,416	9.5	215,787	4.0	269,734	5.0
December 31, 2014
Total capital to risk weighted assets	$513,960	12.9%	$317,750	8.0%	$397,187	10.0%
Tier 1 capital to risk weighted assets	487,713	12.3	158,864	4.0	238,296	6.0
Tier 1 capital to total average assets	487,713	9.3	210,221	4.0	262,776	5.0
United Financial Bancorp, Inc.
March 31, 2015
Total capital to risk weighted assets	$594,783	13.6%	$349,872	8.0%	$437,340	10.0%	(1)
Common equity tier 1 capital to risk weighted assets	493,145	11.3	196,733	4.5	284,170	6.5	(1)
Tier 1 capital to risk weighted assets	493,145	11.3	262,311	6.0	349,748	8.0	(1)
Tier 1 capital to total average assets	493,145	9.2	215,583	4.0	269,478	5.0	(1)
December 31, 2014
Total capital to risk weighted assets	$579,109	14.6%	$317,973	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	477,862	12.0	159,022	4.0	N/A	N/A
Tier 1 capital to total average assets	477,862	9.1	210,049	4.0	N/A	N/A

(1)	Pursuant to Basel III regulatory capital reform rules effective January 1, 2015
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years.

Note 12.	Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Gain (Loss) on Benefit Plans	Net Unrealized Gain (Loss) on Available For Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2014	$(6,509)	$656	$(637)	$(6,490)
Change	264	5,546	(2,135)	3,675
March 31, 2015	$(6,245)	$6,202	$(2,772)	$(2,815)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Benefit plans
Unrecognized net actuarial loss	$(9,761)	$(9,952)
Tax effect	3,516	3,443
Net-of-tax amount	(6,245)	(6,509)
Securities available for sale
Net unrealized gain	9,693	1,030
Tax effect	(3,491)	(374)
Net-of-tax amount	6,202	656
Interest rate swaps
Net unrealized loss	(4,334)	(996)
Tax effect	1,562	359
Net-of-tax amount	(2,772)	(637)
	$(2,815)	$(6,490)

Note 13.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(In thousands, except share data)	2015	2014
Net income available to common stockholders	$13,025	$947
Weighted-average common shares outstanding	49,307,169	29,455,463
Less: average number of treasury shares	—	(3,479,302)
Less: average number of unallocated ESOP award shares	(591,177)	(710,971)
Weighted-average basic shares outstanding	48,715,992	25,265,190
Dilutive effect of stock options	559,950	415,858
Weighted-average diluted shares	49,275,942	25,681,048
Net income per share:
Basic	$0.27	$0.04
Diluted	$0.26	$0.04

Note 14.	Fair Value Measurements
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

Loans Held for Sale
The Company has elected the fair value option for its portfolio of residential real estate mortgage loans held for sale to reduce certain timing differences and better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.
The aggregate principal amount of the residential real estate mortgage loans held for sale was $12.6 million and $8.1 million at March 31, 2015 and December 31, 2014, respectively. The aggregate fair value of these loans as of the same dates was $13.0 million and $8.2 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at March 31, 2015 and December 31, 2014.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Net Income.

	Three Months Ended March 31,
(In thousands)	2015	2014
Mortgage loans held for sale	$(129)	$51

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2015 and 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$11,872	$—	$11,872	$—
Government-sponsored residential mortgage-backed securities	143,660	—	143,660	—
Government-sponsored residential collateralized debt obligations	284,208	—	284,208	—
Government-sponsored commercial mortgage-backed securities	56,059	—	56,059	—
Government-sponsored commercial collateralized debt obligations	138,076	—	138,076	—
Asset-backed securities	164,120	—	18,135	145,985
Corporate debt securities	51,712	—	50,116	1,596
Obligations of states and political subdivisions	213,339	—	213,339	—
Marketable equity securities	31,183	3,290	27,893	—
Total available for sale securities	$1,094,229	$3,290	$943,358	$147,581
Mortgage loan derivative assets	$739	$—	$739	$—
Mortgage loan derivative liabilities	56	—	56	—
Loans held for sale	13,002	—	13,002	—
Mortgage servicing rights	4,921	—	—	4,921
Interest rate swap assets	6,187	—	6,187	—
Interest rate swap liabilities	10,623	—	10,623	—
December 31, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,822	$—	$6,822	$—
Government-sponsored residential mortgage-backed securities	167,419	—	167,419	—
Government-sponsored residential collateralized-debt obligations	238,133	—	238,133	—
Government-sponsored commercial mortgage-backed securities	68,298	—	68,298	—
Government-sponsored commercial collateralized-debt obligations	129,686	—	129,686	—
Asset-backed securities	178,755	—	43,166	135,589
Corporate debt securities	42,245	—	40,627	1,618
Obligations of states and political subdivisions	195,772	—	195,772	—
Marketable equity securities	25,881	3,299	22,582	—
Total available for sale securities	$1,053,011	$3,299	$912,505	$137,207
Mortgage loan derivative assets	$220	$—	$220	$—
Mortgage loan derivative liabilities	21	—	21	—
Loans held for sale	8,220	—	8,220	—
Mortgage servicing rights	4,729	—	—	4,729
Interest rate swap assets	3,853	—	3,853	—
Interest rate swap liabilities	4,931	—	4,931	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance of available for sale securities, at beginning of period	$137,207	$72,963
Purchases	9,799	—
Principal payments	(183)	(1,062)
Total unrealized gains (losses) included in other comprehensive income/loss	758	537
Balance at end of period	$147,581	$72,438

Balance of mortgage servicing rights, at beginning of period	$4,729	$4,103
Issuances	577	134
Change in fair value recognized in net income	(385)	(153)
Balance at end of period	$4,921	$4,084
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
Mortgage Servicing Rights: A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly. (See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to Consolidated Financial Statements contained elsewhere in this report) as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at March 31, 2015.

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$145,985	Discounted Cash Flow	Discount Rates	1.3% - 6.1% (4.2%)
			Cumulative Default %	6.9% - 17.0% (9.5%)
			Loss Given Default	2.2% - 7.5% (3.0%)

Corporate debt - pooled trust	$1,596	Discounted Cash Flow	Discount Rate	7.0% (7.0%)
preferred security			Cumulative Default %	2.8% - 78.0% (15.1%)
			Loss Given Default	85% - 100% (89.8%)

Mortgage servicing rights	$4,921	Discounted Cash Flow	Discount Rate	8.0% - 17.0% (9.4%)
			Cost to Service	$40 - $100 ($51.15)
			Float Earnings Rate	0.25% (0.25%)
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
Other significant unobservable inputs to the fair value measurement of the asset backed securities in the portfolio included prospective defaults and recoveries.  The cumulative default percentage represents the lifetime defaults assumed.  The loss given default percentage represents the percentage of current and projected defaults assumed to be lost.  There is an inverse correlation between the default percentages and the fair value measurement.  When default percentages increase, the fair value decreases.
Corporate debt: Given the level of market activity for the trust preferred securities in the form of collateralized debt obligations, the discount rate utilized in the fair value measurement were derived by analyzing current market yields for trust preferred securities of individual name issuers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities.  There is an inverse correlation between the discount rate and the fair value measurement.  When the discount rate increases, the fair value decreases.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$930	$—	$—	$930
Other real estate owned	1,711	—	—	1,711
Total	$2,641	$—	$—	$2,641
December 31, 2014
Impaired loans	$2,863	$—	$—	$2,863
Other real estate owned	2,239	—	—	2,239
Total	$5,102	$—	$—	$5,102
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
Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Impaired loans	$(450)	$(280)
Other real estate owned	(45)	32
Total	$(495)	$(248)
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

As of March 31, 2015 and December 31, 2014, the carrying value and estimated fair values of the Company’s financial instruments are as described below.

	Carrying Value	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
March 31, 2015
Financial assets:
Cash and cash equivalents	$89,361	$89,361	$—	$—	$89,361
Available for sale securities	1,094,229	3,290	943,358	147,581	1,094,229
Held to maturity securities	15,204	—	16,514	—	16,514
Loans held for sale	13,002	—	13,002	—	13,002
Loans receivable-net	3,884,067	—	—	3,932,407	3,932,407
FHLBB stock	34,006	—	—	34,006	34,006
Accrued interest receivable	29,956	—	—	29,956	29,956
Derivative assets	6,926	—	6,926	—	6,926
Mortgage servicing rights	4,921	—	—	4,921	4,921
Financial liabilities:
Deposits	4,157,115	—	—	4,163,217	4,163,217
Mortgagors’ and investors’ escrow accounts	8,815	—	—	8,815	8,815
FHLBB advances and other borrowings	707,318	—	—	706,522	706,522
Derivative liabilities	10,679	—	10,679	—	10,679
December 31, 2014
Financial assets:
Cash and cash equivalents	$86,952	$86,952	$—	$—	$86,952
Available for sale securities	1,053,011	3,299	912,505	137,207	1,053,011
Held to maturity securities	15,368	—	16,713	—	16,713
Loans held for sale	8,220	—	8,220	—	8,220
Loans receivable-net	3,877,063	—	—	3,919,432	3,919,432
FHLBB stock	31,950	—	—	31,950	31,950
Accrued interest receivable	14,212	—	—	14,212	14,212
Derivative assets	4,073	—	4,073	—	4,073
Mortgage servicing rights	4,729	—	—	4,729	4,729
Financial liabilities:
Deposits	4,035,311	—	—	3,899,658	3,899,658
Mortgagors’ and investors’ escrow accounts	13,004	—	—	13,004	13,004
FHLBB advances and other borrowings	777,314	—	—	773,786	773,786
Derivative liabilities	4,952	—	4,952	—	4,952
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit:
Commitment to grant loans	$207,789	$128,766
Undisbursed construction loans	207,283	144,118
Undisbursed home equity lines of credit	305,123	321,346
Undisbursed commercial lines of credit	290,504	295,639
Standby letters of credit	12,306	12,547
Unused checking overdraft lines of credit	1,348	1,304
	$1,024,353	$903,720
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
Other Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy. The net carrying balance of these investments totaled $22.8 million at March 31, 2015 and is included in other assets in the consolidated statement of condition. At March 31, 2015, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $1.7 million, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2015.

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

•
Competition for opportunistic acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that regulators will provide the requisite approvals or that we will be successful in completing future acquisitions;

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

•
If the tax credit positions we have taken in tax credit investments for federal renewable energy tax benefits are challenged by the taxing authorities and not upheld, it could have a negative impact to profitability.

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If the goodwill that the Company has recorded in connection with its mergers and acquisitions becomes impaired, it could have a negative impact on profitability;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

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

MD&A is provided as a supplement to—and should be read in conjunction with—our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. The following sections are included in MD&A:

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
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.53 billion and stockholders’ equity of $610.1 million at March 31, 2015.
The Company delivers financial services to individuals, families and businesses throughout Connecticut and Massachusetts through its 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 70 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
The Company’s vision is to pursue excellence in all things with respect to its customers, employees, shareholders and communities. This has helped United Financial Bancorp, Inc. fulfill the financial needs of its customers while delivering an exceptional banking experience in the market areas that it has served since 1858. The structure of United Bank supports the vision with community banking teams in each market that provide traditional banking products and services to business organizations and individuals, including residential and commercial real estate loans, commercial business loans, consumer loans, financial advisory services and a variety of deposit products. Current strategies for the Company include continuing to expand commercial real estate and commercial business lending activities; growing the Company’s deposit base; building on the sucess of its residential mortgage lending activities; increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products; and remaining focused on improving operating efficiencies.
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
Regulatory Considerations
The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.
The Company has reviewed the potential impacts associated with the Dodd-Frank Act as well as the yet to be interpreted and implemented responsibilities of the Consumer Financial Protection Bureau. Some degree of uncertainty still exists surrounding this legislation and the resultant directives, and as such the further analysis of potential burden will be difficult to assess. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable laws and regulations and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
We believe that our most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivative instruments and hedging activities, goodwill, and income taxes. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2014 Annual Report on Form 10-K. A brief description of our current policies involving significant judgment follows:
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
Other-than-Temporary Impairment of Securities
The Company maintains a securities portfolio that is classified into two major categories: available for sale and held to maturity. Securities available for sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held to maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of its purchase.
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. In the first three months of 2015, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.
Derivative Instruments and Hedging Activities
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
At March 31, 2015, derivative assets and liabilities were $6.9 million and $10.7 million, respectively. Further information about our use of derivatives is provided in Note 8, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
Goodwill
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
The carrying value of goodwill at March 31, 2015 was $115.2 million. For further discussion on goodwill see Note 6, “Goodwill and Other Intangible Assets” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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

Operating Results
Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(In thousands)	2015	2014
Net income (GAAP)	$13,025	$947
Adjustments:
Net interest income:
(Accretion)/amortization of loan mark	(1,871)	—
Accretion/(amortization) of deposit mark	1,079	—
Accretion/(amortization) of borrowings mark	482	—
Net adjustment to net interest income	(3,432)	—
Non-interest income:
Net gain on sales of securities	(338)	(268)
Net adjustment to non-interest income	(338)	(268)
Non-interest expense:
Merger and acquisition expense	—	(1,829)
Core deposit intangible amortization expense	(481)	—
Amortization of fixed assets mark	(5)	—
Net adjustment to non-interest expense	(486)	(1,829)
Total adjustments	(3,284)	1,561
Income tax expense (benefit) adjustment	1,152	(357)
Operating net income (Non-GAAP)	$10,893	$2,151

The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost.

	For the Three Months Ended March 31, 2015
	GAAP			Mark to Market			Operating
(In Thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,907,655	$40,527	4.15%	$(16,940)	$1,871	0.17%	$3,924,595	$38,656	3.98%
Total interest-earning assets	5,084,717	49,450	3.92	(16,940)	1,871	0.16	5,101,657	47,579	3.76
Certificates of deposit	1,543,727	3,127	0.82	5,012	(1,079)	(0.29)	1,538,715	4,206	1.11
Federal Home Loan Bank advances	590,409	822	0.56	5,212	(490)	(0.35)	585,197	1,312	0.91
Other borrowings	179,087	1,390	3.15	(1,810)	8	0.06	180,897	1,382	3.09
Total interest-bearing liabilities	4,258,496	6,952	0.66	8,414	(1,561)	(0.15)	4,250,082	8,513	0.81

Tax-equivalent net interest margin			3.37						3.08
Executive Overview
The Company’s results were significantly impacted by the merger with Legacy United, which was completed on April 30, 2014. Net income of $13.0 million, or $0.26 per diluted share, was recorded for the first quarter of 2015 compared to net income of $947,000, or $0.04 per diluted share, for the first quarter of 2014. Operating net income for the first quarter of 2015 was $10.9 million (Non-GAAP), adjusted for $486,000 (pre-tax) of non-interest expenses, $3.4 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $338,000 (pre-tax) net gains on sales of securities. Operating net income for the first quarter of 2014 was $2.2 million (Non-GAAP), adjusted for $268,000 (pre-tax) from net gains on sales of securities and $1.8 million (pre-tax) in merger related expenses. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.
Net interest income increased $24.4 million for the three months ended March 31, 2015, compared to the same period in 2014 due to balance sheet growth and the recognition of purchase accounting adjustments. The Company’s tax-equivalent net interest margin for the three months ended March 31, 2015 was 3.37%, an increase of 20 basis points over the same period in the prior year. Excluding the $3.4 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, operating net interest margin for the three months ended March 31, 2015 was 3.08%. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment, partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations and a re-characterization of the securities portfolio upon the acquisition of Legacy United in the second quarter 2014.
Non-interest income increased $3.6 million to $6.8 million at March 31, 2015 from March 31, 2014 which was driven by strong residential mortgage origination volume in the first quarter of 2015. As a result, income from mortgage banking activities increased $1.8 million, inclusive of gains on sale of loans, and service charges and fees increased over the prior year period by approximately $2.0 million.
Offsetting the increases in net interest income and non-interest income were increases in non-interest expense, which grew by $12.4 million for the three months ended March 31, 2015 from the 2014 comparative period, primarily reflecting increases in salaries and employee benefits and occupancy and equipment expenses and partially offset by a decrease in merger related expenses. The Company experienced a $6.3 million increase in salaries and employee benefits for the three months ended March 31, 2015, largely a result of the Merger and onboarding of new revenue producing commission-based mortgage and commercial loan officers as well as increased commissions on mortgage originations and increased healthcare costs related to the Company’s self-insurance program. Occupancy and equipment increased due to the Company’s expanded footprint and increased number of branches due to the Merger. Merger related expenses decreased $1.8 million period over period.
The asset quality of our loan portfolio has remained strong. While unemployment has improved over the last year at the national level, there continues to be a lag in Connecticut and the region. The allowance for loan losses to total loans ratio was 0.65% and 0.64%, the allowance for loan losses to non-performing loans ratio was 70.93% and 76.67%, and the ratio of non-

performing loans to total loans was 0.91% and 0.83% at March 31, 2015 and December 31, 2014, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. As such, some asset quality measures are not comparable between periods due to the Merger. A provision for loan losses of $1.5 million was recorded for the current quarter compared to $450,000 for the prior year quarter, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.
The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended March 31,
(Dollars in thousands, except share data)	2015	2014
Share Data:
Basic net income per share	$0.27	$0.04
Diluted net income per share	0.26	0.04
Dividends declared per share	0.10	0.10
Key Statistics:
Total revenue	$48,178	$20,117
Total expense	30,657	18,257
Key Ratios (annualized):
Return on average assets	0.95%	0.16%
Return on average equity	8.63%	1.26%
Tax-equivalent net interest margin	3.37%	3.17%
Non-interest expense to average assets	2.23%	3.16%
Cost of interest-bearing deposits	0.55%	0.58%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$30,631	$10,200
Troubled debt restructures - non-accruing	5,034	1,784
Total non-performing loans	35,665	11,984
Other real estate owned	1,711	2,657
Total non-performing assets	$37,376	$14,641
Asset Quality Ratios:
Non-performing loans to total loans	0.91%	0.68%
Non-performing assets to total assets	0.68%	0.62%
Allowance for loan losses to non-performing loans	70.93%	162.72%
Allowance for loan losses to total loans	0.65%	1.11%
Non GAAP Ratio:
Efficiency ratio(1)	63.07%	90.76%

(1)
The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income before provision for loan losses and non-interest income, excluding the net loss on limited partnerships.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2015 and 2014. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,434,644	$12,319	3.43%	$650,047	$5,887	3.62%
Commercial real estate loans	1,677,202	18,954	4.58	784,803	8,487	4.39
Construction loans	179,866	2,357	5.31	47,079	419	3.61
Commercial loans	610,569	6,858	4.56	250,503	2,030	3.29
Installment and collateral loans	5,374	39	2.89	2,171	21	3.92
Securities	1,125,510	8,890	3.16	437,981	3,175	2.90
Other earning assets	51,552	33	0.26	17,907	11	0.25
Total interest-earning assets	5,084,717	49,450	3.92	2,190,491	20,030	3.69
Allowance for loan losses	(25,421)			(19,255)
Non-interest-earning assets	449,687			143,107
Total assets	$5,508,983			$2,314,343
Interest-bearing liabilities:
NOW and money market accounts	$1,411,240	1,531	0.44	$688,268	552	0.33
Saving deposits (1)	534,033	82	0.06	223,369	35	0.06
Time deposits	1,543,727	3,127	0.82	585,090	1,571	1.09
Total interest-bearing deposits	3,489,000	4,740	0.55	1,496,727	2,158	0.58
Advances from the Federal Home Loan Bank	590,409	822	0.56	192,859	584	1.23
Other borrowings	179,087	1,390	3.15	45,815	52	0.46
Total interest-bearing liabilities	4,258,496	6,952	0.66%	1,735,401	2,794	0.65%
Non-interest-bearing deposits	578,897			259,795
Other liabilities	67,771			19,372
Total liabilities	4,905,164			2,014,568
Stockholders’ equity	603,819			299,675
Total liabilities and stockholders’ equity	$5,508,983			$2,314,243
Net interest-earning assets (2)	$826,221			$455,090
Tax-equivalent net interest income		42,498			17,236
Tax-equivalent net interest rate spread (2)			3.26%			3.04%
Tax-equivalent net interest margin (4)			3.37%			3.17%
Average interest-earning assets to average interest-bearing liabilities			119.40%			126.22%
Less tax-equivalent adjustment		1,155			328
		$41,343			$16,908

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2015 Compared to March 31, 2014
	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$22,311	$1,372	$23,683
Securities(1)	5,406	309	5,715
Other earning assets	22	—	22
Total earning assets	27,739	1,681	29,420
Interest expense:
NOW and money market accounts	733	246	979
Savings accounts	48	(1)	47
Time deposits	2,024	(468)	1,556
Total interest-bearing deposits	2,805	(223)	2,582
FHLBB advances	689	(451)	238
Other borrowings	445	893	1,338
Total interest-bearing liabilities	3,939	219	4,158
Change in tax-equivalent net interest income	$23,800	$1,462	$25,262

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three Months ended March 31, 2015 and 2014
The results from operations were impacted by costs associated with the Merger and other charges as follows:

•
We did not incur merger related expenses in the first quarter of 2015. For the three months ended March 31, 2014, we recorded $1.8 million of merger related expenses including legal fees, shareholder expenses and other professional services. These items were recorded as non-interest expense in the Consolidated Statements of Net Income.

•
We recognized net interest income of $3.4 million in purchase accounting adjustments during the three months ended March 31, 2015. There were no purchase accounting adjustments during the three months ended March 31, 2014 related to loans, deposits and borrowings as the Merger was completed on April 30, 2014.

•	We recognized $114.2 million in Goodwill as of March 31, 2015 as a result of the Merger.
The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2015 and 2014.

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
As shown in the tables, tax-equivalent net interest income increased $25.3 million to $42.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $3.4 million recognized during the three months ended March 31, 2015 in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings. Additionally, the net interest margin increased 20 basis points, the yield on average earning assets increased 23 basis points and the cost of interest-bearing liabilities increased one basis point for the three months ended March 31, 2015 compared to the same period in the prior year.
Excluding the benefit of the fair value adjustments of $3.4 million, the net interest margin and the yield on average interest-earning assets would have declined 9 basis points and increased 7 basis points, respectively and the cost of interest-bearing liabilities would have increased 16 basis points for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.
Primarily reflecting the Merger, average interest-earning assets increased $2.89 billion and average interest-bearing liabilities increased $2.52 billion for the three months ended March 31, 2015 compared to the same period in 2014. The average balance of loans and investment securities increased $2.17 billion and $687.5 million, respectively, while the average balance of interest-bearing deposits increased $1.99 billion.
While the Company experienced organic loan growth, the increase in the average balance of loans primarily reflects the acquired loan portfolio. The average balance of total loans at March 31, 2015 was $3.91 billion and had an average yield of 4.15%. On an operating basis, the average yield on total loans was 3.98% for the three months ended March 31, 2015. The largest increases in the average balances for loans were recorded in commercial real estate loans and residential real estate loans. The average balance of commercial real estate loans totaled $1.68 billion at March 31, 2015, an increase of $892.4 million from the prior year period. Residential real estate loans totaled $1.43 billion at March 31, 2015, an increase of $784.6 million compared to the prior year period.
The average balance of investment securities increased $687.5 million and the average yield earned on these securities increased 26 basis points for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was more closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates.
The average balance of interest-bearing liabilities increased $2.52 billion, to $4.26 billion for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. For the quarter, the average cost of interest-bearing liabilities was 0.66%, an increase of one basis point from the comparable prior year period. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.81%.
The average balance of total interest-bearing deposits increased $1.99 billion and the average cost decreased three basis points, FHLBB advances increased $397.6 million, while the average cost decreased 67 basis points, other borrowings increased $133.3 million and the cost increased 269 basis points. These increases were primarily due to balances acquired from Legacy United. The increase in FHLBB advances was additionally due to funding new loan growth and the increase in other borrowings was due to the Company’s issuance of $75.0 million ten year subordinated notes with a coupon rate of 5.75%.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The loans purchased from Legacy United were recorded at fair value at the time of the Merger, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in probable loss of the Legacy United loans plus all new loans are included in the calculation of the required allowance for loan losses at March 31, 2015.
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

Management recorded a provision of $1.5 million for the three months ended March 31, 2015 compared to $450,000 for the same period of 2014. The primary factors that influenced management’s decision to record these provision expenses were the ongoing assessment of estimated exposure on impaired loans, organic growth during the period, level of delinquencies and general economic conditions. Impaired loans totaled $46.5 million at March 31, 2015 compared to $44.0 million at December 31, 2014, an increase of $2.5 million, or 5.9%, reflecting increases in nonaccrual loans of $3.3 million and troubled debt restructured (“TDR”) loans of $106,000. At March 31, 2015, the allowance for loan losses totaled $25.3 million, representing 0.65% of total loans and 70.93% of non-performing loans compared to an allowance for loan losses of $24.8 million, which represented 0.64% of total loans and 76.67% of non-performing loans as of December 31, 2014. These ratios are lower than the Company’s historic coverage ratios and directly resulted from the effect of purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-interest Income
Total non-interest income was $6.8 million and $3.2 million for the three months ended March 31, 2015 and 2014, with non-interest income representing 14.2% and 16.0% of total net revenues, respectively. The following is a summary of non-interest income by major category for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Service charges and fees	$3,831	$1,886	$1,945	103.1%
Net gains from sales of securities	338	268	70	26.1
Income from mortgage banking activities	2,371	555	1,816	327.2
Bank-owned life insurance income	834	522	312	59.8
Net loss on limited partnership investments	(430)	—	(430)	(100.0)
Other, net	(109)	(22)	(87)	(395.5)
Total non-interest income	$6,835	$3,209	$3,626	113.0
As displayed in the above table, non-interest income increased $3.6 million for the three months ended March 31, 2015. The increase from the prior year period is mainly due to the Merger, partially offset by the recognition of a $430,000 loss principally related to tax credit limited partnership investments made in the third quarter of 2014 and first quarter of 2015.
Service Charges and Fees: Service charges and fees were $3.8 million for the three months ended March 31, 2015, an increase of $1.9 million from the comparable 2014 period and was largely related to the Merger. Categories that experienced the most significant increases were recorded in loan account analysis fees and NSF, ATM and debit card fees, related to increased volume. The increase in the period was also benefited by an increase in fee income produced by the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Net Gains From Sales of Securities: For the three months ended March 31, 2015, the Company recorded $338,000 in net gains on security sales compared to $268,000 in the same period in the prior year. The gains recorded in 2015 are a result of (a) the Company repositioning certain securities as these securities became punitive to capital to hold on a go forward basis due to regulatory changes on holding these type of securities, (b) sales on certain 15 year pass thru mortgage-backed securities due to a change in the yield curve and (c) sales of municipal bonds that were expected to be called in 2015, 2016 or 2017. The gains recorded in 2014 reflect the Company evaluating the portfolio for prepayment risk and acting to reduce this exposure.
Income From Mortgage Banking Activities: Income from mortgage banking activities was $2.4 million for the three months ended March 31, 2015, an increase of $1.8 million from the comparable period of 2014. This increase was driven by (a) gains on the sale of loans as the Company recorded strong residential mortgage origination volume in the first quarter of 2015, (b) a net increase in derivative rate lock commitments and forward loan sale contracts , and (c) loan servicing income resulting from increases in loan sales to the secondary market with servicing retained since the prior year. These increases were partially offset by a decrease in the fair value recognized in net income for mortgage servicing rights.
BOLI Income: For the three months ended March 31, 2015, the Company recorded BOLI income of $834,000, compared to $522,000 for the three months ended March 31, 2014, an increase of $312,000, or 59.8%. This increase was predominantly attributable to the Merger as the Company recorded $360,000 of income for the three months ended March 31, 2015 from policies associated with Legacy United. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.

Net loss on limited partnership investments: In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, the Company invested in a tax credit partnership associated with alternative energy as it allows the Company to receive cash flows and qualify for federal renewable energy tax benefits. The partnership investments are accounted for under the equity method of accounting. For the three months ended March 31, 2015, the Company recorded a net loss of $430,000 on limited partnership investments, approximately $538,000 of which is related to the tax credit partnerships for alternative energy and a net $108,000 gain is related to acquired investments in other partnerships. In conjunction with the $538,000 loss realized on the new tax credit partnership, the Company recorded an offsetting benefit of $2.1 million as reflected in the tax provision for the quarter.
Other loss: The Company recorded other losses of $109,000 and $22,000 for the three months ended March 31, 2015 and 2014, respectively, an increase of $87,000 from the prior year period. The increase is primarily due to (a) losses recorded on fixed asset write-downs, (b) losses incurred on the sale of other real estate owned in the current period compared to gains recorded on real estate owned in the prior year period, and (c) the increase in the credit value adjustment on borrower facing loan level hedges. These losses were partially offset by incentives that were paid to the Company in 2014 by third party processing vendors and are being recognized over the life of the agreements which were entered into in the second quarter of 2014.
Non-interest Expense
Non-interest expense increased $12.4 million to $30.7 million for the three months ended March 31, 2015. The Company experienced increases in all categories except for other real estate owned and merger and acquisition expenses. Merger and acquisition expenses were not incurred subsequent to December 31, 2014. The largest increases were recorded in salaries and employee benefits, occupancy and equipment and other expenses. All of the categories that increased from the prior period were related to the Merger.
For the three months ended March 31, 2015 and 2014, the annualized non-interest expense represented 2.23% and 3.16% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$16,572	$10,242	$6,330	61.8%
Service bureau fees	1,820	1,091	729	66.8
Occupancy and equipment	4,458	1,698	2,760	162.5
Professional fees	917	428	489	114.3
Marketing and promotions	636	229	407	177.7
FDIC insurance assessments	1,078	318	760	239.0
Other real estate owned	115	308	(193)	(62.7)
Core deposit intangible amortization	481	—	481	100.0
Merger and acquisition expense	—	1,829	(1,829)	(100.0)
Other	4,580	2,114	2,466	116.7
Total non-interest expense	$30,657	$18,257	$12,400	67.9%
Salaries and Employee Benefits: Salaries and employee benefits was $16.6 million for the three months ended March 31, 2015, an increase of $6.3 million from the comparable 2014 period.
Salaries and employee benefits represented the largest increase in non-interest expense. Salary expense was the primary reason for this increase as additional employees from Legacy United were added to the payroll. Other factors driving the increase included (a) new hires that were part of the restructured management team and the addition of new revenue producing commission-based mortgage and commercial loan officers; (b) increased commissions and incentives on mortgage originations and product sales; (c) increased health care costs and covered employee base related to the Company’s self-insurance plan; and (d) increased contribution expense associated with the merged 401(k) and ESOP Plans as the current period includes employees from Legacy United as a result of the Merger, partially offset by fewer ESOP shares available to distribute to Plan Participants in 2015, reflecting that one of the two Company ESOP Plans was fully allocated at the end of 2014 and to a decrease in the share price of our common stock from the prior year period. These increases were partially offset by (a) decreases to employee option and restricted stock expense and (b) an increase in deferred compensation expense related to an increase in the average cost of originating a loan based on a cost study analysis.
Service Bureau Fees: Service bureau fees increased $729,000 for the three months ended March 31, 2015 compared to the 2014 period. The increase is directly attributable to the Merger as the Company completed system conversion of the two operating platforms in October 2014, thus the prior year period represents only costs for Rockville. Increases were also recorded related to ATM servicing fees and Wide Area Network fees over the prior year period.
Occupancy and Equipment: Occupancy and equipment expense was $4.5 million for the three months ended March 31, 2015, an increase of $2.8 million over the comparable prior year period. Occupancy and equipment expense increased as the Company added over 30 branches to our branch network with the Merger.
Professional Fees: For the three months ended March 31, 2015, the Company recorded professional fees of $917,000 an increase of $489,000 from the comparable 2014 period. The increase is primarily related to the Merger as the Company entered into certain consulting contracts as a result of the Merger and incurred additional expenses for a review of the Company’s compensation plans. Additionally, the Company recorded approximately $150,000 in outsourced internal audit expenses in the first quarter of 2015 and did not incur these expenses in the first quarter of 2014.
Marketing and Promotions: Marketing and promotion expense was $636,000 for the for the three months ended March 31, 2015, an increase of $407,000. This increase is attributable to the Company increasing print and media advertising for targeted promotional campaigns during the period.
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $760,000 to $1.1 million for the three months ended March 31, 2015 compared to the 2014 period. The increase is primarily attributable to the Merger as the Company’s assessment base increased approximately $2.91 billion and to a lesser extent an increase in the assessment rate.
Core Deposit Intangible Amortization: The $481,000 increase in core deposit intangible amortization for the three months ended March 31, 2015 is directly attributable to the Merger. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
Merger and Acquisition Expense: Merger and acquisition expense decreased $1.8 million to $0 for the three months ended March 31, 2015. The Company did not record any merger and acquisition expenses during the first quarter of 2015 as these expenses were not incurred after December 31, 2014.
Other Expenses: For the three months ended March 31, 2015, other expenses recorded by the Company were $4.6 million, an increase of $2.5 million from the comparable 2014 period. The increase is primarily due to the Merger which impacted several accounts in this category including: (a) postage; (b) telephone; (c) software maintenance expense; (d) director fees and director restricted stock expense; (e) collection expense; and (f) debit card and ATM losses. To a lesser extent loan swap fees also contributed to the increase in other expenses as the Company entered into more of these type of agreements in the current period as compared to the three months ended March 31, 2014. These increases were partially offset by a decrease in the provision for off-balance sheet assets due to the decrease in commercial and residential construction loans.
Income Tax Provision
The provision for income taxes was $3.0 million and $463,000 for the three months ended March 31, 2015 and 2014, respectively. The Company’s estimated annualized effective tax rate for the three months ended March 31, 2015 was 18.6% as compared to 32.8% for the same period in 2014. The decrease in the expense and the effective tax rate is primarily due to higher tax credit benefits earned in the first quarter of 2015 as compared to the prior year quarter.
The Company continually monitors and evaluates the potential impact of current events and circumstances on the estimates used in the analysis of its income tax positions, and accordingly, the Company’s effective tax rate may fluctuate in the future. The Company evaluates its income tax positions based on tax laws and appropriate regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns and recent positions taken by the taxing authorities on similar transactions, if any. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions taken by the Company.
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $5.53 billion at March 31, 2015 and $5.48 billion at December 31, 2014, an increase of $54.3 million, or 1.0%, primarily due to the increase in available for sale securities, principally government-sponsored residential collateralized debt obligations and to a lesser extent an increase in net loans. The Company utilized deposit growth to fund the growth in securities and loans.
Total net loans of $3.88 billion, with allowance for loan and lease losses of $25.3 million at March 31, 2015, increased $7.0 million when compared to total net loans of $3.88 billion, with allowance for loan losses of $24.8 million at December 31, 2014. Net loans increased primarily due to growth in residential mortgage balances and commercial real estate loans, partially offset by declines in commercial construction and commercial business loans.

Total deposits of $4.16 billion at March 31, 2015 increased $121.8 million when compared to total deposits of $4.04 billion at December 31, 2014. The increase in deposits is mainly due to growth in money market deposits, NOW accounts and certificates of deposit and is reflective of the Company’s new product specials, the opening of new branches and a continued focus on building commercial relationships. The Bank’s net loan-to-deposit ratio was 93.4% at March 31, 2015, compared to 96.1% at December 31, 2014.
At March 31, 2015, total equity of $610.1 million increased $7.7 million when compared to total equity of $602.4 million at December 31, 2014. The change in equity for the period-ended March 31, 2015 consisted primarily of quarter net income offset by share repurchases and dividends paid to common shareholders. At March 31, 2015, the tangible common equity ratio was 8.99% compared to 8.93% at December 31, 2014.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	March 31, 2015		December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$11,894	$11,872	$6,965	$6,822
Government-sponsored residential mortgage-backed securities	142,070	143,660	165,199	167,419
Government-sponsored residential collateralized debt obligations	280,712	284,208	237,128	238,133
Government-sponsored commercial mortgage-backed securities	54,397	56,059	67,470	68,298
Government-sponsored commercial collateralized debt obligations	136,492	138,076	129,547	129,686
Asset-backed securities	163,598	164,120	181,198	178,755
Corporate debt securities	52,615	51,712	43,907	42,245
Obligations of states and political subdivisions	212,614	213,339	194,857	195,772
Total debt securities	1,054,392	1,063,046	1,026,271	1,027,130
Marketable equity securities, by sector:
Banks	27,071	27,893	22,645	22,582
Industrial	109	170	109	185
Mutual funds	2,832	2,930	2,824	2,910
Oil and gas	131	190	131	204
Total marketable equity securities	30,143	31,183	25,709	25,881
Total available for sale securities	$1,084,535	$1,094,229	$1,051,980	$1,053,011
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,388	$13,366	$12,397	$13,403
Government-sponsored residential mortgage-backed securities	2,816	3,148	2,971	3,310
	$15,204	$16,514	$15,368	$16,713

During the first quarter of 2015, the available for sale securities portfolio increased by $41.2 million to $1.09 billion, representing 20% of total assets at March 31, 2015, from $1.05 billion and 19% of total assets at December 31, 2014. The linked quarter increase is largely reflective of continued execution of the barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while adding diversification to the portfolio holdings. Portfolio activity during the first quarter included bond repositioning with the Federal Family Education Loan Program (“FFELP”) portfolio in order to obtain better risk adjusted returns, a reduction of shorter dated pass-throughs given anticipated prepays, and the purchases of cash flowing government sponsored collateralized mortgage back obligations. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2015, $1.09 billion, or 98.6% of the portfolio, was classified as available for sale, and $15.2 million of the portfolio was classified as held to maturity.
During the three months ended March 31, 2015, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $290.4 million in securities that are in an unrealized loss position at March 31, 2015. Approximately $228.1 million of this total had been in an unrealized loss position for less than twelve months with the remaining $62.4 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
The Company monitors investment exposures continually, performs credit assessments based on market data available at the time of purchase, and performs ongoing credit due diligence for all collateralized loan obligations, corporate bonds, and municipal securities. The Company’s investment portfolio is regularly monitored for performance enhancements and interest rate risk profiles, with dynamic strategies implemented accordingly.
The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 8, “Derivatives and Hedging Activities,” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Lending Activities
The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of March 31, 2015 and December 31, 2014.
Loan Portfolio Analysis

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,454,561	37.3%	$1,413,739	36.3%
Commercial	1,691,877	43.3	1,678,936	43.1
Construction	149,379	3.8	185,843	4.8
Total real estate loans	3,295,817	84.4	3,278,518	84.2
Commercial business loans	603,761	15.5	613,596	15.7
Installment and collateral loans	5,155	0.1	5,752	0.1
Total loans	3,904,733	100.0%	3,897,866	100.0%
Net deferred loan costs and premiums	4,631		4,006
Allowance for loan losses	(25,297)		(24,809)
Loans - net	$3,884,067		$3,877,063

As shown above, gross loans were $3.90 billion, an increase of $6.9 million, or less than 1.0%, at March 31, 2015 from year-end 2014.
Commercial real estate loans represent the largest segment of our loan portfolio at 43.3% of total loans and increased $12.9 million to $1.69 billion from December 31, 2014. The modest increase, in part, reflects seasonal softness. The Company recently expanded its commercial banking division, and is experiencing momentum in origination activity with a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2015, comprising 37.3% of total loans. The increase of $40.8 million from December 31, 2014 reflects net organic growth during the quarter. The Company had originations of both adjustable and fixed rate mortgages of $168.0 million during the three months ended March 31, 2015, reflecting both refinancing activity and loans for new home purchases.
The Company opportunistically sells a majority of its originated fixed rate residential real estate loans with terms of 15 to 30 years. The strong mortgage origination activity was driven by our increased number of loan officers, the quality of referrals they receive from centers of influence in the real estate market, the responsiveness we have to prospective mortgage customers and the interest rate environment.
Construction real estate loans totaled $149.4 million at March 31, 2015, a decrease of $36.5 million from December 31, 2014. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $17.8 million at March 31, 2015 compared to $13.2 million at December 31, 2014.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $131.5 million at March 31, 2015, approximately $42.0 million of which is residential use and $89.5 million is commercial use, compared to total commercial real estate construction loans of $172.6 million at December 31, 2014, $50.2 million of which is residential use and $122.4 million is commercial use.
Commercial business loans decreased to $603.8 million at March 31, 2015 from $613.6 million at year-end. This category includes production from the Shared National Credit (“SNC”) program. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.
The Bank has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.
Asset Quality
United’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses (“ALL”). See Note 4, “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At March 31, 2015	At December 31, 2014
Non-performing loans as a percentage of total loans	0.91%	0.83%
Non-performing assets as a percentage of total assets	0.68%	0.63%
Net charge-offs as a percentage of average loans (1)	0.10%	0.12%
Allowance for loan losses as a percentage of total loans	0.65%	0.64%
Allowance for loan losses to non-performing loans	70.93%	76.67%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2015 and December 31, 2014, loans totaling $448,000 and $4.8 million, respectively, were greater than 90 days past due and accruing, which primarily represent purchased credit impaired loans from Legacy United, for which an accretable fair value interest mark was being recognized. At December 31, 2014, there was also a loan fully guaranteed by the U.S. Government past due 90 days or more and still accruing.
The following table details non-performing assets for the periods presented:
Non-performing Assets

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$12,527	33.51%	$12,018	34.74%
Commercial	12,056	32.26	10,663	30.82
Construction	1,686	4.51	611	1.77
Commercial business loans	4,349	11.64	4,872	14.08
Installment and collateral loans	13	0.03	25	0.07
Total non-accrual loans, excluding troubled debt restructured loans	30,631	81.95	28,189	81.48
Troubled debt restructurings - non-accruing	5,034	13.47	4,169	12.05
Total non-performing loans	35,665	95.42	32,358	93.53
Other real estate owned	1,711	4.58	2,239	6.47
Total non-performing assets	$37,376	100.00%	$34,597	100.00%
As displayed in the table above, non-performing assets at March 31, 2015 increased to $37.4 million compared to $34.6 million at December 31, 2014. The increase was primarily due to increases in commercial real estate and construction non-accrual loans of $1.4 million and $1.1 million, respectively. Non-accruing troubled debt restructured loans increased by $865,000 since December 31, 2014, primarily reflecting a change from accrual to non-accrual status on four residential real estate relationships and the addition of two new restructured loans.
Residential real estate non-accrual loans increased $509,000 to $12.5 million at March 31, 2015. The Company continues to originate loans with superior credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate non-accrual loans increased $1.4 million, while commercial business non-accrual loans decreased $523,000.
Non-accrual construction loans increased $1.1 million, primarily reflecting three commercial relationships totaling $1.1 million, of which approximately $750,000 relates to construction for residential subdivisions.
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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of two loans restructured as TDR during the three months ended March 31, 2015, partially offset by paydowns and payoffs.
The following tables provide detail of TDR balances and activity for the periods presented:
Troubled Debt Restructuring Balances

(In thousands)	At March 31, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$10,879	$11,638
Non-accrual status	5,034	4,169
Total recorded investment	$15,913	$15,807
Accruing TDRs performing under modified terms for more than one year	$3,597	$1,919
TDR allocated reserves included in the balance of allowance for loan losses	205	380
Additional funds committed to borrowers in TDR status	—	210
Troubled Debt Restructuring Activity

	Three Months Ended March 31,
(In thousands)	2015	2014
TDRs, beginning of period	$15,807	$10,215
New TDR status	275	4,261
Paydowns/draws on existing TDRs, net	(169)	(257)
TDRs, end of period	$15,913	$14,219
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2015, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $25.3 million, or 0.65%, of total loans at March 31, 2015 as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.

The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2015 increased $490,000 to $601,000 compared to December 31, 2014. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2015 and 2014.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2015, the reserve for unfunded credit commitments was $1.2 million compared to a reserve for unfunded credit commitments of $1.3 million at December 31, 2014.
Sources of Funds
The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from Federal Home Loan Bank of Boston advances, reverse repurchase agreements, federal funds lines, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, subordinated debt, and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
The following table presents deposits by category as of the dates indicated:
Deposits

(In thousands)	March 31, 2015	December 31, 2014
Demand deposits	$598,157	$602,359
NOW accounts	322,495	300,101
Regular savings and club accounts	533,236	528,614
Money market and investment savings	1,130,300	1,047,302
Total core deposits	2,584,188	2,478,376
Time deposits	1,572,927	1,556,935
Total deposits	$4,157,115	$4,035,311
Deposits totaled $4.16 billion at March 31, 2015, up $121.8 million from the balance at December 31, 2014. Core deposits increased $105.8 million, or 4.3%, from year end reflecting the promotion of retail and commercial money market products offered in a select market area and, to a lesser degree, promotional certificate of deposit specials.
Time deposits included brokered certificate of deposits of $236.2 million and $241.9 million at March 31, 2015 and December 31, 2014, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.34 billion at March 31, 2015. United Bank is a member of the Certificate Deposit Account Registry Service network.

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
The following table presents borrowings by category as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
FHLBB advances (1)	$543,162	$580,973
Subordinated debt (2)	79,336	79,288
Wholesale repurchase agreements	45,000	69,242
Customer repurchase agreements	33,400	41,335
Other	6,420	6,476
Total borrowings	$707,318	$777,314
(1)FHLBB advances include $4.9 million and $5.4 million purchase accounting discounts at March 31, 2015 and December 31, 2014, respectively.
(2)Subordinated debt includes $7.7 million acquired junior subordinated debt, net of mark to market discounts of $2.2 million, and $75.0 million Subordinated Notes, net of associated deferred costs of $1.2 million at March 31, 2015 and December 31, 2014.
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
Total Federal Home Loan Bank of Boston advances decreased $37.3 million to $538.2 million at March 31, 2015, exclusive of the purchase accounting mark adjustment on the advances, compared to $575.6 million at December 31, 2014. This decrease is a result of higher costing FHLBB advances maturing during the current quarter and the Company not taking out new advances to replace them. At March 31, 2015, all of the Company’s outstanding FHLBB advances were at fixed coupons ranging from 0.24% to 7.15%, with an average cost of 0.92%. FHLBB borrowings represented 9.7% and 10.5% of assets at March 31, 2015 and December 31, 2014, respectively.
Borrowings under reverse purchase agreements totaled $45.0 million as of March 31, 2015. The outstanding borrowings consisted of three individual agreements with remaining terms of four years or less and a weighted-average cost of 1.46%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $33.4 million and $41.3 million at March 31, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $79.3 million at March 31, 2015 and December 31, 2014.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2015, $89.4 million of the Company’s assets were invested in cash and cash equivalents compared to $87.0 million at December 31, 2014. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the Federal Home Loan Bank of Boston.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. At March 31, 2015, the Company had $538.2 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $271.9 million based on collateral requirements of the Federal Home Loan Bank of Boston inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $89.6 million at March 31, 2015. Internal policies limit wholesale borrowings to 30% of total assets, or $1.66 billion, at March 31, 2015. In addition, the Company has uncommitted federal funds line of credit with five counterparties totaling $122.5 million at March 31, 2015. No federal funds purchased were outstanding at March 31, 2015.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of March 31, 2015, the Bank had pledged 27 commercial loans, with outstanding balances totaling $192.8 million. Based on the amount of pledged collateral, the Bank had available liquidity of $152.0 million.
At March 31, 2015, the Company had outstanding commitments to originate loans of $207.8 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $816.6 million. At March 31, 2015, time deposits scheduled to mature in less than one year totaled $1.13 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as Federal Home Loan Bank of Boston advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2014 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2015, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. Beginning June 30, 2013, the Company transitioned from a dynamic method that incorporated forecasted balance sheet growth assumptions to a static method in which a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	3.61%	6.16%
50 basis point decrease in rates	3.70%	5.87%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2015, income at risk over the next twelve months (i.e., the change in net interest income) decreased 3.61% and decreased 3.70% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2015.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended March 31, 2015.

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1 - 31, 2015	377,700	$13.69	5,041,915	254,394
February 1 - 28, 2015	—	—	5,041,915	254,394
March 1 - 31, 2015	—	—	5,041,915	254,394
Total	377,700	$13.69	5,041,915	254,394
(1)Includes dealer commission expense to purchase the securities
In October 2014, the Company announced that it had adopted a third share repurchase program which commenced upon the completion of the second authorization. The third repurchase program allows for the purchase of an additional 2,566,283 shares, or approximately 5% of outstanding shares. The Company has no intentions at this time to terminate this plan. As of March 31, 2015, there were 254,394 maximum shares that may yet be purchased under this publicly announced plan.

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
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference herein to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 9, 2012 (replaces former Exhibit 10.12.1) (incorporated herein by reference to Exhibit 10.12.1 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.13
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and Marino J. Santarelli effective January 9, 2012 (replaces former Exhibits 10.2 and 10.2.2) (incorporated herein by reference to Exhibit 10.2 to the Current Report on the Company’s Form 8-K filed on January 13, 2012)

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948))

10.16
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Advisory Agreement with Richard B. Collins effective on the date of the consummation of the Merger (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 20, 2013)

10.17
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell effective January 1, 2013 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

10.18
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and David Paulson effective February 19, 2014 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

14.
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy - Employees (incorporated by reference to Exhibit 14. to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.
Subsidiaries of United Financial Bancorp, Inc. and United Bank (incorporated by reference to Exhibit 21. to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
United Financial Bancorp, Inc.

By:	/s/ Eric R. Newell
Eric R. Newell
EVP, Chief Financial Officer and Treasurer
Date: May 8, 2015