Form 10-Q
period 2015-06-30
United Financial Bancorp, Inc.
filed 2015-08-07
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.
Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 49,502,326 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$44,482	$43,416
Short-term investments	40,043	43,536
Total cash and cash equivalents	84,525	86,952
Available for sale securities - at fair value	1,061,927	1,053,011
Held to maturity securities - at amortized cost	14,992	15,368
Loans held for sale	28,017	8,220
Loans receivable (net of allowance for loan losses of $28,856 at June 30, 2015 and $24,809 at December 31, 2014)	4,048,770	3,877,063
Federal Home Loan Bank of Boston stock	37,061	31,950
Accrued interest receivable	14,777	14,212
Deferred tax asset, net	31,822	33,833
Premises and equipment, net	57,131	57,665
Goodwill	115,265	115,240
Core deposit intangible	8,372	9,302
Cash surrender value of bank-owned life insurance	124,287	122,622
Other real estate owned	227	2,239
Other assets	53,517	49,132
Total assets	$5,680,690	$5,476,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$610,279	$602,359
Interest-bearing	3,571,972	3,432,952
Total deposits	4,182,251	4,035,311
Mortgagors’ and investors’ escrow accounts	15,168	13,004
Advances from the Federal Home Loan Bank	673,355	580,973
Other borrowings	152,608	196,341
Accrued expenses and other liabilities	45,313	48,772
Total liabilities	5,068,695	4,874,401

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 and 60,000,000 shares; 49,494,671 and 49,537,700 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively)	513,499	514,189
Additional paid-in capital	14,367	16,007
Unearned compensation - ESOP	(6,036)	(6,150)
Retained earnings	100,347	84,852
Accumulated other comprehensive loss, net of tax	(10,182)	(6,490)
Total stockholders’ equity	611,995	602,408
Total liabilities and stockholders’ equity	$5,680,690	$5,476,809

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share data) (Unaudited)	2015	2014	2015	2014
Interest and dividend income:
Loans	$41,253	$35,237	$81,780	$52,081
Securities - taxable interest	4,771	3,981	10,040	5,884
Securities - non-taxable interest	2,181	1,053	4,273	1,824
Securities - dividends	472	468	846	641
Interest-bearing deposits	34	28	67	39
Total interest and dividend income	48,711	40,767	97,006	60,469
Interest expense:
Deposits	5,584	3,146	10,324	5,304
Borrowed funds	2,224	742	4,436	1,378
Total interest expense	7,808	3,888	14,760	6,682
Net interest income	40,903	36,879	82,246	53,787
Provision for loan losses	4,462	2,080	5,973	2,530
Net interest income after provision for loan losses	36,441	34,799	76,273	51,257
Non-interest income:
Service charges and fees	5,643	3,636	9,474	5,522
Gain on sales of securities, net	360	589	698	857
Income from mortgage banking activities	2,990	1,236	5,361	1,791
Bank-owned life insurance income	830	750	1,664	1,272
Net loss on limited partnership investments	(916)	—	(1,346)	—
Other, net	464	108	355	86
Total non-interest income	9,371	6,319	16,206	9,528
Non-interest expense:
Salaries and employee benefits	16,595	14,541	33,167	24,783
Service bureau fees	1,466	1,768	3,286	2,859
Occupancy and equipment	3,799	2,610	8,257	4,308
Professional fees	782	856	1,699	1,284
Marketing and promotions	620	280	1,256	509
FDIC insurance assessments	823	632	1,901	950
Other real estate owned	62	125	177	433
Core deposit intangible amortization	449	321	930	321
Merger and acquisition expense	—	20,945	—	22,774
Other	5,761	4,099	10,341	6,213
Total non-interest expense	30,357	46,177	61,014	64,434
Income (loss) before income taxes	15,455	(5,059)	31,465	(3,649)
Provision for income taxes	2,123	512	5,108	975
Net income (loss)	$13,332	$(5,571)	$26,357	$(4,624)
Net income (loss) per share:
Basic	$0.27	$(0.13)	$0.54	$(0.14)
Diluted	$0.27	$(0.13)	$0.53	$(0.14)
Weighted-average shares outstanding:
Basic	48,837,512	43,178,460	48,777,096	34,191,095
Diluted	49,309,189	43,178,460	49,292,910	34,191,095

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands) (Unaudited)	2015	2014	2015	2014
Net income (loss)	$13,332	$(5,571)	$26,357	$(4,624)
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(14,052)	7,637	(5,049)	12,880
Reclassification adjustment for gains realized in operations (1)	(360)	(589)	(698)	(857)
Net unrealized gains (losses)	(14,412)	7,048	(5,747)	12,023
Tax effect - benefit (expense)	5,180	(2,472)	2,062	(4,214)
Net-of-tax amount - securities available for sale	(9,232)	4,576	(3,685)	7,809
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	2,715	(2,366)	(635)	(4,887)
Reclassification adjustment for expense realized in operations (2)	—	—	12	—
Net unrealized gains (losses)	2,715	(2,366)	(623)	(4,887)
Tax effect - benefit (expense)	(978)	802	225	1,685
Net-of-tax amount - interest rate swaps	1,737	(1,564)	(398)	(3,202)
Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	185	—	369	—
Tax effect - benefit (expense)	(62)	—	7	—
Net-of-tax amount - pension plans	123	—	376	—
Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (4)	1	3	3	8
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	5	—	11	—
Losses arising during the period	—	(2)	—	(5)
Change in losses and prior service costs	6	1	14	3
Tax effect - benefit (expense)	(2)	(1)	1	(1)
Net-of-tax amount - post-retirement plans	4	—	15	2
Net-of-tax amount - pension and post-retirement plans	127	—	391	2
Total other comprehensive income (loss)	(7,368)	3,012	(3,692)	4,609
Comprehensive income (loss)	$5,964	$(2,559)	$22,665	$(15)

(In thousands)

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Operations in total non-interest income. Income tax benefit associated with the reclassification adjustment was $129 and $206 for the three months ended June 30, 2015 and 2014, respectively and $251 and $300 for the six months ended June 30, 2015 and 2014, respectively.

(2)
Amounts are included in borrowed funds in the unaudited Consolidated Statements of Operations in interest expense. Income tax benefit associated with the reclassification adjustment for the three and six months ended June 30, 2015 was zero and $4, respectively.

(3)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Operations in total non-interest expense. Income tax expense associated with the reclassification adjustment for the three and six months ended June 30, 2015 and 2014 was $67 and $133, respectively, and zero and zero, respectively.

(4)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Operations in total non-interest expense. Income tax expense associated with the reclassification adjustment for prior period service costs for the three months ended June 30, 2015 and 2014 was zero and $1, respectively, and $1 and $3, for the six month ended June 30, 2015 and 2014, respectively. Income tax expense associated with the reclassification adjustment of the losses recognized in net periodic benefit cost for the three and six months ended June 30, 2015 was $2 and $4, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	—	$—	$602,408
Comprehensive income	—	—	—	—	26,357	(3,692)	—	—	22,665
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	—	—	(5,171)
Share-based compensation expense	—	—	526	—	—	—	—	—	526
ESOP shares released or committed to be released	—	—	33	114	—	—	—	—	147
Shares issued for stock options exercised and SARs	324,908	4,325	(1,980)	—	—	—	—	—	2,345
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(17,567)	(184)	(61)	—	—	—	—	—	(245)
Tax benefit from stock-based awards	—	—	182	—	—	—	—	—	182
Dividends paid ($0.22 per common share)	—	—	—	—	(10,862)	—	—	—	(10,862)
Balance at June 30, 2015	49,494,671	$513,499	$14,367	$(6,036)	$100,347	$(10,182)	—	$—	$611,995

Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive loss	—	—	—	—	(4,624)	4,609	—	—	(15)
Issuance of common stock for acquisition of United Financial Bancorp, Inc.	26,706,401	358,069	—	—	—	—	—	—	358,069
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(89,195)	(1,131)	—	—	—	—	—	—	(1,131)
Share-based compensation expense	—	—	3,334	—	—	—	—	—	3,334
ESOP shares released or committed to be released	—	—	373	500	—	—	—	—	873
Shares issued for stock options exercised	180,973	2,598	(1,751)	—	—	—	—	—	847
Shares issued for restricted stock grants	128,233	1,752	(1,752)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(96,832)	(322)	(986)	—	—	—	—	—	(1,308)
Reissuance of common shares in connection with stock options exercised	—	—	(55)	—	—	—	(11,616)	137	82
Tax benefit from stock-based awards	—	—	360	—	—	—	—	—	360
Dividends paid ($0.20 per common share)	—	—	—	—	(7,850)	—	—	—	(7,850)
Balance at June 30, 2014	52,809,600	$560,516	$15,331	$(6,651)	$83,604	$(157)	—	$—	$652,643

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(In thousands) (Unaudited)	2015	2014
Cash flows from operating activities:
Net income (loss)	$26,357	$(4,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	2,618	911
Accretion of intangible assets and purchase accounting marks	(6,005)	(4,620)
Amortization of subordinated debt issuance costs	63	—
Share-based compensation expense	526	3,334
ESOP expense	147	873
Loss on extinguishment of debt	—	288
Tax benefit from stock-based awards	(182)	(360)
Provision for loan losses	5,973	2,530
Gain on sales of securities, net	(698)	(857)
Loans originated for sale	(181,985)	(60,989)
Proceeds from sales of loans held for sale	167,549	43,497
(Increase) decrease in mortgage servicing asset	(1,265)	312
Gain on sales of other real estate owned	(168)	(171)
Income from mortgage banking activities	(5,361)	(1,791)
Loss on disposal of equipment	168	—
Write-downs of other real estate owned	118	134
Depreciation and amortization	2,643	1,458
Loss on limited partnerships	1,346	—
Deferred income tax expense	4,306	5,804
Increase in cash surrender value of bank-owned life insurance	(1,664)	(1,272)
Net change in:
Deferred loan fees and premiums	(1,553)	(761)
Accrued interest receivable	(565)	(1,753)
Other assets	(7,611)	(10,085)
Accrued expenses and other liabilities	(659)	(3,233)
Net cash provided by (used in) operating activities	4,098	(31,375)
Cash flows from investing activities:
Proceeds from sales of available for sale securities	143,198	242,077
Proceeds from calls and maturities of available for sale securities	16,155	10,600
Principal payments on available for sale securities	48,134	22,847
Principal payments on held to maturity securities	361	403
Purchases of available for sale securities	(222,664)	(464,724)
Purchases of held to maturity securities	—	(2,342)
Cash acquired from United Financial Bancorp, Inc.	—	25,410
Redemption of FHLBB stock	—	1,968
Purchase of FHLBB stock	(5,111)	—
Proceeds from sale of other real estate owned	2,205	2,428
Purchases of loans	(5,448)	(4,601)
Loan originations, net of principal repayments	(166,816)	(105,717)
Purchase of bank-owned life insurance	—	—
Purchases of premises and equipment	(3,026)	(3,504)
Proceeds from sale of equipment	192	—

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded

	For the Six Months Ended June 30,
(In thousands) (Unaudited)	2015	2014
Net cash used in investing activities	(192,820)	(275,155)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	7,920	50,120
Net increase in interest-bearing deposits	140,944	250,324
Net decrease in mortgagors’ and investors’ escrow accounts	2,164	3,583
Net increase in short-term FHLBB advances	33,000	59,888
Repayments of long-term FHLBB advances	(4,646)	(12,466)
Proceeds from long-term FHLBB advances	65,000	18,549
Net decrease in other borrowings	(43,813)	(10,277)
Proceeds from exercise of stock options and stock purchase plan	2,345	929
Common stock repurchased	(5,694)	(1,131)
Cancellation of shares for tax withholding	(245)	(1,308)
Tax benefit from share-based awards	182	360
Cash dividend paid on common stock	(10,862)	(7,850)
Net cash provided by financing activities	186,295	350,721
Net (decrease) increase in cash and cash equivalents	(2,427)	44,191
Cash and cash equivalents, beginning of period	86,952	45,235
Cash and cash equivalents, end of period	$84,525	$89,426

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$17,704	$6,310
Income taxes, net	(7,259)	415
Transfer of loans to other real estate owned	254	1,691
Decrease in due to broker, investment purchases	(1,105)	(5,859)
Decrease in due to broker, common stock buyback	(523)	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and its internet website (www.bankatunited.com).
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
Interest-Imputation of Interest.
In April 2015, the Financial Accounting Standards Board issued Accounting Standard Update “ASU” No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at June 30, 2015 and December 31, 2014 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,630	$79	$(245)	$10,464
Government-sponsored residential mortgage-backed securities	126,865	700	(1,440)	126,125
Government-sponsored residential collateralized debt obligations	280,162	1,737	(1,010)	280,889
Government-sponsored commercial mortgage-backed securities	54,111	626	(265)	54,472
Government-sponsored commercial collateralized debt obligations	133,795	832	(187)	134,440
Asset-backed securities	162,957	871	(646)	163,182
Corporate debt securities	52,472	52	(1,992)	50,532
Obligations of states and political subdivisions	215,725	252	(4,372)	211,605
Total debt securities	1,036,717	5,149	(10,157)	1,031,709
Marketable equity securities, by sector:
Banks	26,846	375	(261)	26,960
Industrial	109	57	—	166
Mutual funds	2,840	77	(4)	2,913
Oil and gas	131	48	—	179
Total marketable equity securities	29,926	557	(265)	30,218
Total available for sale securities	$1,066,643	$5,706	$(10,422)	$1,061,927
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,379	$686	$(7)	$13,058
Government-sponsored residential mortgage-backed securities	2,613	307	—	2,920
Total held to maturity securities	$14,992	$993	$(7)	$15,978

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,965	$94	$(237)	$6,822
Government-sponsored residential mortgage-backed securities	165,199	2,379	(159)	167,419
Government-sponsored residential collateralized debt obligations	237,128	1,365	(360)	238,133
Government-sponsored commercial mortgage-backed securities	67,470	1,081	(253)	68,298
Government-sponsored commercial collateralized debt obligations	129,547	737	(598)	129,686
Asset-backed securities	181,198	272	(2,715)	178,755
Corporate debt securities	43,907	35	(1,697)	42,245
Obligations of states and political subdivisions	194,857	1,572	(657)	195,772
Total debt securities	1,026,271	7,535	(6,676)	1,027,130
Marketable equity securities, by sector:
Banks	22,645	277	(340)	22,582
Industrial	109	76	—	185
Mutual funds	2,824	89	(3)	2,910
Oil and gas	131	73	—	204
Total marketable equity securities	25,709	515	(343)	25,881
Total available for sale securities	$1,051,980	$8,050	$(7,019)	$1,053,011
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,397	$1,006	$—	$13,403
Government-sponsored residential mortgage-backed securities	2,971	339	—	3,310
Total held to maturity securities	$15,368	$1,345	$—	$16,713

At June 30, 2015, the net unrealized loss on securities available for sale of $4.7 million, net of an income tax benefit of $1.7 million, or $3.0 million, was included in accumulated other comprehensive loss. The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$225	$225	$—	$—
After 1 year through 5 years	4,799	4,699	—	—
After 5 years through 10 years	51,975	51,293	1,199	1,208
After 10 years	221,828	216,384	11,180	11,850
	278,827	272,601	12,379	13,058
Government-sponsored residential mortgage-backed securities	126,865	126,125	2,613	2,920
Government-sponsored residential collateralized debt obligations	280,162	280,889	—	—
Government-sponsored commercial mortgage-backed securities	54,111	54,472	—	—
Government-sponsored commercial collateralized debt obligations	133,795	134,440	—	—
Asset-backed securities	162,957	163,182	—	—
Total debt securities	$1,036,717	$1,031,709	$14,992	$15,978
At June 30, 2015, the Company had 94 encumbered securities with a fair value of $355.6 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2014, the Company had 219 encumbered securities with a fair value of $336.3 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended June 30, 2015 and 2014, gross gains of $604,000 and $1.0 million, respectively, were realized on the sales of available for sale securities. There were gross losses of $244,000 and $446,000 realized on the sale of available for sale securities for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, gross gains of $2.3 million and $1.3 million, respectively, were realized on the sales of available for sale securities. There were gross losses of $1.6 million and $446,000 realized on the sale of available for sale securities for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of June 30, 2015, the fair value of the obligations of states and political subdivisions portfolio was $224.7 million, with no significant geographic/issuer exposure concentrations. Of the total revenue and general obligations of $224.7 million, $95.8 million were representative of general obligation bonds for which $69.8 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,749	$(245)	$4,749	$(245)
Government-sponsored residential mortgage-backed securities	66,416	(1,074)	18,539	(366)	84,955	(1,440)
Government-sponsored residential collateralized debt obligations	98,728	(946)	3,851	(64)	102,579	(1,010)
Government-sponsored commercial mortgage-backed securities	8,897	(62)	10,408	(203)	19,305	(265)
Government-sponsored commercial collateralized debt obligations	32,375	(187)	—	—	32,375	(187)
Asset-backed securities	38,548	(220)	27,717	(426)	66,265	(646)
Corporate debt securities	46,889	(820)	1,585	(1,172)	48,474	(1,992)
Obligations of states and political subdivisions	171,491	(3,978)	13,302	(394)	184,793	(4,372)
Total debt securities	463,344	(7,287)	80,151	(2,870)	543,495	(10,157)
Marketable equity securities	10,933	(261)	184	(4)	11,117	(265)
Total available for sale securities	$474,277	$(7,548)	$80,335	$(2,874)	$554,612	$(10,422)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	1,110	(7)	—	—	1,110	(7)
Total held to maturity securities	$1,110	$(7)	$—	$—	$1,110	$(7)

December 31, 2014
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,757	$(237)	$4,757	$(237)
Government-sponsored residential mortgage-backed securities	1,492	(11)	19,785	(148)	21,277	(159)
Government-sponsored residential collateralized debt obligations	35,769	(124)	17,443	(236)	53,212	(360)
Government-sponsored commercial mortgage-backed securities	14,118	(15)	16,337	(238)	30,455	(253)
Government-sponsored commercial collateralized debt obligations	62,477	(551)	4,991	(47)	67,468	(598)
Asset-backed securities	128,808	(2,080)	20,146	(635)	148,954	(2,715)
Corporate debt securities	30,634	(501)	5,054	(1,196)	35,688	(1,697)
Obligations of states and political subdivisions	55,029	(419)	18,568	(238)	73,597	(657)
Total debt securities	328,327	(3,701)	107,081	(2,975)	435,408	(6,676)
Marketable equity securities	12,716	(340)	140	(3)	12,856	(343)
Total available for sale securities	$341,043	$(4,041)	$107,221	$(2,978)	$448,264	$(7,019)

Of the securities summarized above as of June 30, 2015, 152 issues had unrealized losses equaling 1.6% of the amortized cost basis for less than twelve months and 92 issues had an unrealized loss of 3.5% of the amortized cost basis for twelve months or more. Unrealized losses on debt securities held to maturity were insignificant at June 30, 2015. As of December 31, 2014, 155 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 78 issues had unrealized losses equaling 2.7% of the amortized cost basis for twelve months or more.
Management believes that no individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2015.
U.S. Government and government-sponsored enterprises. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were caused by spread widening to the government curve. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment, as the security reprices quarterly to the three month LIBOR and market spreads on similar newly issued securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a rising yield curve and overall wider credit spreads.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to a shift in the credit spreads of the long end of the municipal bond spread curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

(In thousands)	At June 30, 2015	At December 31, 2014
Real estate loans:
Residential	$1,501,813	$1,413,739
Commercial	1,763,751	1,678,936
Construction	166,768	185,843
Total real estate loans	3,432,332	3,278,518
Commercial business loans	634,529	613,596
Installment and collateral loans	5,206	5,752
Total loans	4,072,067	3,897,866
Net deferred loan costs and premiums	5,559	4,006
Allowance for loan losses	(28,856)	(24,809)
Loans - net	$4,048,770	$3,877,063
Acquired Loans
Gross loans acquired from the Legacy United merger on April 30, 2014 totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. Loans acquired and determined to be impaired totaled $18.5 million.
The impaired loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At June 30, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $7.9 million and the aggregate outstanding principal balance was $12.8 million.
Information about the acquired loan portfolio subject to Purchased Credit Impaired (“PCI”) accounting guidance (ASC 310-30) as of April 30, 2014 is as follows:

(In thousands)
April 30, 2014
Contractually required principal and interest at acquisition	$18,540
Contractual cash flows not expected to be collected (nonaccretable)	(6,415)
Expected cash flows at acquisition (1)	12,125
Interest component of expected cash flows (accretable)	(2,235)
Fair value of acquired PCI loans	$9,890

(1)	Prepayments were not factored into the expected cash flows
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three and six months ended June 30, 2015:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(708)	$—	$(1,587)	$—
Acquisition	—	(2,235)	—	(2,235)
Accretion	78	327	177	327
Reclassification to nonaccretable balance	60	—	840	—
Balance at end of period	$(570)	$(1,908)	$(570)	$(1,908)
A reclassification of $840,000 from the accretable balance to the nonaccretable balance occurred during the six months ended June 30, 2015 due to the impact on the accretable marks caused by reductions in expected cash flows for the ASC 310-30 loans.

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
At June 30, 2015, the Company had a loan loss allowance of $28.9 million, or 0.71%, of total loans as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
For acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans, in excess of any existing purchase accounting discounts.
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
The following table presents the Company’s loans by risk rating at June 30, 2015 and December 31, 2014:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
June 30, 2015
Loans rated 1-5	$1,481,643	$1,681,958	$153,613	$604,442	$5,175
Loans rated 6	1,452	45,606	7,739	11,654	—
Loans rated 7	18,718	36,187	5,416	18,384	31
Loans rated 8	—	—	—	49	—
Loans rated 9	—	—	—	—	—
	$1,501,813	$1,763,751	$166,768	$634,529	$5,206

December 31, 2014
Loans rated 1-5	$1,396,866	$1,606,420	$174,629	$570,808	$5,488
Loans rated 6	1,981	28,616	4,652	21,589	—
Loans rated 7	14,892	43,900	6,562	21,154	264
Loans rated 8	—	—	—	45	—
Loans rated 9	—	—	—	—	—
	$1,413,739	$1,678,936	$185,843	$613,596	$5,752

Activity in the allowance for loan losses for the periods ended June 30, 2015 and 2014 were as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended June 30, 2015
Balance, beginning of period	$8,189	$10,119	$1,463	$4,891	$34	$601	$25,297
Provision (credit) for loan losses	1,093	1,953	562	876	129	(151)	4,462
Loans charged off	(327)	(114)	(62)	(730)	(83)	—	(1,316)
Recoveries of loans previously charged off	92	—	—	297	24	—	413
Balance, end of period	$9,047	$11,958	$1,963	$5,334	$104	$450	$28,856

Three Months Ended June 30, 2014
Balance, beginning of period	$6,491	$8,554	$622	$3,442	$26	$365	$19,500
Provision (credit) for loan losses	735	(688)	242	1,777	8	6	2,080
Loans charged off	(316)	—	—	(51)	(16)	—	(383)
Recoveries of loans previously charged off	90	—	—	49	7	—	146
Balance, end of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343

Six Months Ended June 30, 2015
Balance, beginning of period	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
Provision (credit) for loan losses	1,510	3,030	995	(39)	138	339	5,973
Loans charged off	(551)	(622)	(502)	(953)	(169)	—	(2,797)
Recoveries of loans previously charged off	161	132	—	518	60	—	871
Balance, end of period	$9,047	$11,958	$1,963	$5,334	$104	$450	$28,856

Six Months Ended June 30, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	991	(422)	35	1,801	1	124	2,530
Loans charged off	(495)	—	—	(51)	(20)	—	(566)
Recoveries of loans previously charged off	108	—	—	73	15	—	196
Balance, end of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2015 and December 31, 2014 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
June 30, 2015
Allowance related to loans individually evaluated and deemed impaired	$24	$22	$36	$5	$—	$—	$87
Allowance related to loans collectively evaluated and not deemed impaired	9,023	11,936	1,927	5,329	104	450	28,769
Allowance related to loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$9,047	$11,958	$1,963	$5,334	$104	$450	$28,856

Loans deemed impaired	$18,138	$17,525	$3,733	$6,934	$28	$—	$46,358
Loans not deemed impaired	1,483,675	1,742,052	161,004	626,015	5,178	—	4,017,924
Loans acquired with deteriorated credit quality	—	4,174	2,031	1,580	—	—	7,785
Total loans	$1,501,813	$1,763,751	$166,768	$634,529	$5,206	$—	$4,072,067
December 31, 2014
Allowance related to loans individually evaluated and deemed impaired	$28	$316	$33	$882	$—	$—	$1,259
Allowance related to loans collectively evaluated and not deemed impaired	7,899	9,102	1,437	4,710	75	111	23,334
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	216
Total allowance for loan losses	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809

Loans deemed impaired	$15,981	$19,514	$2,610	$5,846	$46	$—	$43,997
Loans not deemed impaired	1,397,758	1,654,917	180,548	604,055	5,706	—	3,842,984
Loans acquired with deteriorated credit quality	—	4,505	2,685	3,695	—	—	10,885
Total loans	$1,413,739	$1,678,936	$185,843	$613,596	$5,752	$—	$3,897,866
Management has established the allowance for loan loss in accordance with GAAP at June 30, 2015 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2015 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2015 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2015 and December 31, 2014, including purchased credit impaired loans:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
June 30, 2015
Real estate loans:
Residential	$1,994	$2,223	$7,835	$12,052	$307	$16,996
Commercial	2,323	2,762	7,510	12,595	474	11,159
Construction	—	—	681	681	—	1,536
Commercial business loans	3,329	498	4,608	8,435	49	5,655
Installment and collateral	14	6	9	29	—	28
Total	$7,660	$5,489	$20,643	$33,792	$830	$35,374

December 31, 2014
Real estate loans:
Residential	$18,913	$3,954	$7,320	$30,187	$—	$13,972
Commercial	7,734	3,967	9,509	21,210	2,361	12,514
Construction	1,403	227	695	2,325	84	611
Commercial business loans	2,782	3,812	7,486	14,080	2,307	5,217
Installment and collateral	34	—	12	46	—	44
Total	$30,866	$11,960	$25,022	$67,848	$4,752	$32,358
At June 30, 2015, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans, for which an accretable fair value interest mark is being recognized. Additionally, there were certain loans evaluated by management and maintained on accrual status based on an evaluation of the borrower. At December 31, 2014, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.
The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$17,102	$22,771	$—	$15,233	$17,143	$—
Commercial	16,870	22,077	—	18,408	21,202	—
Construction	3,548	2,482	—	2,384	2,441	—
Commercial business loans	6,554	17,052	—	3,804	6,129	—
Installment and collateral loans	28	41	—	46	34	—
Total	44,102	64,423	—	39,875	46,949	—
Impaired loans with a valuation allowance:
Real estate loans:
Residential	$1,036	$1,050	$24	$748	$892	$28
Commercial	655	655	22	1,106	1,271	316
Construction	185	185	36	226	226	33
Commercial business loans	380	475	5	2,042	2,098	882
Total	2,256	2,365	87	4,122	4,487	1,259
Total impaired loans	$46,358	$66,788	$87	$43,997	$51,436	$1,259

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$16,703	$222	$176	$9,677	$92	$77
Commercial	17,707	243	144	7,747	21	19
Construction	3,638	(3)	19	2,809	19	13
Commercial business loans	6,557	236	110	1,210	7	6
Installment and collateral loans	29	1	1	36	—	—
Total	44,634	699	450	21,479	139	115
Impaired loans with a valuation allowance:
Real estate loans:
Residential	518	24	—	1,551	31	13
Commercial	534	2	—	—	—	—
Construction	185	13	—	—	—	—
Commercial business loans	581	(5)	2	1,305	1	—
Total	1,818	34	2	2,856	32	13
	$46,452	$733	$452	$24,335	$171	$128

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$16,213	$398	$326	$9,781	$179	$164
Commercial	17,941	534	343	7,646	62	60
Construction	3,220	45	20	2,752	34	28
Commercial business loans	5,639	299	152	1,281	19	18
Installment and collateral loans	35	1	1	33	1	—
Total	43,048	1,277	842	21,493	295	270
Impaired loans with a valuation allowance:
Real estate loans:
Residential	595	24	—	1,235	57	36
Commercial	724	7	—	—	—	—
Construction	199	13	—	—	—	—
Commercial business loans	1,068	12	8	870	6	5
Total	2,586	56	8	2,105	63	41
	$45,634	$1,333	$850	$23,598	$358	$311
At June 30, 2015, the Company had impaired loans that had $1.2 million committed to be advanced.

Troubled Debt Restructurings
The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the restructuring constitutes a concession by the creditor and (ii) the debtor is experiencing financial difficulties. A TDR may include (i) a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt, (ii) issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting debt into an equity interest, and (iii) modifications of terms of a debt.
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At June 30, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$10,985	$11,638
Non-accrual status	5,346	4,169
Total recorded investment in TDRs	$16,331	$15,807

Accruing TDRs performing under modified terms more than one year	$5,153	$1,919
Specific reserves for TDRs included in the balance of allowance for loan losses	$87	$380
Additional funds committed to borrowers in TDR status	$44	$210
Loans restructured as TDRs during the three and six months ended June 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2015
Residential real estate	16	$2,577	$2,574	17	$2,652	$2,649
Commercial real estate	2	791	791	2	791	791
Construction	2	564	564	2	564	564
Commercial business	1	548	548	2	748	748
Installment and collateral	—	—	—	—	—	—
Total troubled debt restructuring	21	$4,480	$4,477	23	$4,755	$4,752

June 30, 2014
Residential real estate	2	$1,004	$1,004	6	$1,412	$1,412
Commercial real estate	1	282	282	1	282	282
Construction	—	—	—	13	3,853	3,853
Commercial business	—	—	—	—	—	—
Installment and collateral	—	—	—	—	—	—
Total troubled debt restructuring	3	$1,286	$1,286	20	$5,547	$5,547

The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended June 30,
	2015					2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$901	$269	$814	$593	$—	$884	$—	$120
Commercial real estate	538	—	253	—	—	—	282	—	—
Construction	564	—	—	—	—	—	—	—	—
Commercial business	548	—	—	—	—	—	—	—	—
	$1,650	$901	$522	$814	$593	$—	$1,166	$—	$120

	Six Months Ended June 30,
	2015					2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$901	$344	$814	$593	$—	$884	$—	$528
Commercial real estate	538	—	253	—	—	—	282	—	—
Construction	564	—	—	—	—	3,672	—	—	181
Commercial business	748	—	—	—	—	—	—	—	—
	$1,850	$901	$597	$814	$593	$3,672	$1,166	—	$709
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Number of Loans and Leases	Recorded Investment	Number of Loans and Leases	Recorded Investment
Residential real estate	3	$591	—	$—
Commercial real estate	6	2,113	—	—
Commercial business	—	—	1	2,610
	9	$2,704	1	$2,610
The majority of restructured loans were on accrual status as of June 30, 2015 and December 31, 2014. The financial impact of TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $676.2 million and $559.1 million as of June 30, 2015 and December 31, 2014, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2015 and December 31, 2014 was determined using pretax internal rates of return ranging from 8.4% to 10.5% and the Public Securities Association Standard Prepayment

model to estimate prepayments on the portfolio with an average prepayment speed of 181 and 187, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and six months ended June 30, 2015, the Company received servicing income in the amount of $189,000 and $490,000, respectively, which compares to $256,000 and $496,000 for the same respective periods of 2014. This income is included in income from mortgage banking activities in the Consolidated Statements of Operations.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2015 and 2014. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$4,921	$4,084	$4,729	$4,103
Addition of Legacy United MSRs	—	764	—	764
Change in fair value recognized in net income (loss)	385	(478)	—	(631)
Issuances	688	184	1,265	318
Fair value of mortgage servicing rights at end of period	$5,994	$4,554	$5,994	$4,554

Note 5.	Merger
The Company acquired 100% of the outstanding common shares and completed its merger with Legacy United on April 30, 2014. Legacy United’s principal subsidiary was a federally chartered savings bank headquartered in West Springfield, Massachusetts, which operated 35 branch locations, two express drive-up branches, and two loan production offices, primarily in the Springfield and Worcester regions of Massachusetts and in Central Connecticut. The Company entered into the Merger agreement based on its assessment of the anticipated benefits, including enhanced market share and expansion of its banking franchise. The Merger was accounted for as a purchase and, as such, was included in our results of operations from the date of the Merger. The Merger was funded with shares of Rockville common stock and cash. As of the close of trading on April 30, 2014, all of the shareholders of Legacy United received 1.3472 shares of Rockville common stock for each share of Legacy United common stock owned at that date. Total consideration paid at closing was valued at $356.4 million, based on the closing price of $13.16 of Rockville common stock, the value of Legacy United exercisable options and cash paid for fractional shares on April 30, 2014.
The following table summarizes the Merger on April 30, 2014:

(Dollars and shares in thousands)
		Transaction Related Items
Legacy United		Goodwill	Other Identifiable Intangibles	Shares Issued	Value of Legacy United Exercisable Options	Total Purchase Price
Balance at April 30, 2014
Assets	Equity
$2,442,525	$304,505	$114,195	$10,585	26,706	$4,909	$356,394

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

Note 6.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

(In thousands)	Goodwill	Core Deposit Intangibles
Balance at December 31, 2013	$1,070	$—
Acquisition of Legacy United	114,170	10,585
Amortization expense	—	(1,283)
Balance at December 31, 2014	115,240	9,302
Adjustments	25	—
Amortization expense	—	(930)
Balance at June 30, 2015	$115,265	$8,372

Estimated amortization expense for the years ending December 31,
2015 (remaining six months)		$866
2016		1,604
2017		1,411
2018		1,219
2019		1,026
2020 and thereafter		2,246
Total remaining		$8,372
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $449,000 and $930,000 for the three and six months ended June 30, 2015.
The core deposit intangible is summarized in the following table:

(In thousands)	Original Recorded Amount	Accumulated Amortization	Balance at June 30, 2015
Core deposit intangible	$10,585	$(2,213)	$8,372

Note 7.	Borrowings
FHLBB Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2015 and December 31, 2014 are summarized below:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2015	$436,256	0.38%	$435,763	0.38%
2016	78,649	0.77	19,714	1.53
2017	76,000	2.50	66,000	2.72
2018	41,291	1.66	16,784	2.19
2019 and thereafter	36,718	1.89	37,300	1.89
	$668,914	0.83%	$575,561	0.84%

The total carrying value of FHLBB advances at June 30, 2015 was $673.4 million, which includes a remaining fair value adjustment of $4.4 million on advances acquired in the Merger. At December 31, 2014, the total carrying value of FHLBB advances was $581.0 million, with a fair value adjustment of $5.4 million.
At June 30, 2015, eight advances totaling $41.0 million with interest rates ranging from 3.19% to 4.49%, which are scheduled to mature between 2017 and 2018, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.0 billion and $853.8 million at June 30, 2015 and December 31, 2014, respectively.
In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at June 30, 2015 and December 31, 2014. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At June 30, 2015, the Bank could borrow immediately an additional $298.5 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Subordinated debentures	$79,386	$79,288
Wholesale repurchase agreements	35,000	69,242
Customer repurchase agreements	31,858	41,335
Other	6,364	6,476
Total other borrowings	$152,608	$196,341
Subordinated Debentures
At June 30, 2015 and December 31, 2014, the carrying value of the Company’s subordinated debentures totaled $79.4 million and $79.3 million, respectively.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense.
The Company assumed junior subordinated debt as a result of the Merger in 2014 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at June 30, 2015. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of June 30, 2015 and December 31, 2014:

	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
June 30, 2015
Repurchase Agreements
U.S. Treasury and agency securities	$31,858	$15,000	$—	$20,000	$66,858
Total	$31,858	$15,000	$—	$20,000	$66,858

December 31, 2014
Repurchase Agreements
U.S. Treasury and agency securities	$41,335	$49,242	$—	$20,000	$110,577
Total	$41,335	$49,242	$—	$20,000	$110,577
As of June 30, 2015 and December 31, 2014, advances outstanding under wholesale reverse repurchase agreements totaled $35.0 million and $69.2 million, respectively. The outstanding advances at June 30, 2015 consisted of three individual borrowings with remaining terms of four years or less and a weighted average cost of 1.73%. The outstanding advances at December 31, 2014 had a weighted average cost of 1.07%. The Company pledged investment securities with a market value of $40.5 million and $78.5 million as collateral for these borrowings at June 30, 2015 and December 31, 2014, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of June 30, 2015 and December 31, 2014, retail repurchase agreements totaled $31.9 million and $41.3 million, respectively. The Company pledged investment securities with a market value of $39.0 million and $50.8 million as collateral for these borrowings at June 30, 2015 and December 31, 2014, respectively.
Given that the repurchase agreements are secured by investment securities, valued at market value, the collateral position is susceptible to change based upon variation in the market vale of the securities that can arise due to fluctuations in interest rates, among other things. In the event that the interest rate changes result in a decrease in the value of the pledged securities, additional securities will be required to be pledged in order to secure the borrowings. Due to the short term nature of the majority of the repurchase agreements, Management believes the risk of further encumbered securities pose a minimal impact to the Company’s liquidity position.
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

Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $121.7 million at a cost of 0.47% at June 30, 2015 and $111.8 million at a cost of 0.47% at December 31, 2014. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with five counterparties totaling $122.5 million at June 30, 2015.

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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2015 and December 31, 2014 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,599)
Interest rate swaps	25,000	1.92	0.26%		0.90%		(33)
Fair value hedges:
Interest rate swaps	35,000	2.23	1.04%		0.25%	(2)	83
Non-hedging derivatives:
Forward loan sale commitments	38,188	0.00					62
Derivative loan commitments	16,138	0.00					237
Loan level swaps - dealer(3)	181,730	8.21	1.85%		4.05%		(5,396)
Loan level swaps - borrowers(3)	181,730	8.21	4.05%		1.85%		5,512
Total	$627,786						$(1,134)
December 31, 2014
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,069)
Interest rate swaps	25,000	2.41	0.23%		0.90%		72
Fair value hedges:
Interest rate swaps	35,000	2.72	1.04%		0.24%	(2)	(82)
Non-hedging derivatives:
Forward loan sale commitments	14,091	0.00					(14)
Derivative loan commitments	8,839	0.00					213
Loan level swaps - dealer(3)	86,446	8.69	1.98%		4.34%		(3,816)
Loan level swaps - borrowers(3)	86,446	8.69	4.34%		1.98%		3,678
Total	$405,822						$(1,018)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.5 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2015, the Company had six outstanding interest rate derivatives with a notional value of $175.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and six months ended June 30, 2015, the Company recognized a negligible net reduction to interest expense. For the three months ended June 30, 2014, the Company recognized a negligible net reduction to interest expense related to net settlements. For the six months ended June 30, 2014 the Company recognized a net reduction to interest expense related to net settlements of $23,000. Amounts recognized as interest expense related to hedge ineffectiveness were negligible.
As of June 30, 2015, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of June 30, 2015, the Company had 28 borrower-facing interest rate derivatives with an aggregate notional amount of $181.7 million and 28 broker derivatives with an aggregate notional value amount of $181.7 million related to this program.
As of June 30, 2015 the Company had two risk participation agreements with two counterparties related to a loan level interest rate swap with two of its commercial banking customers. These agreements were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties. Therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. This risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Financial Condition. At June 30, 2015, the notional amount of the risk participation agreements was $6.8 million, reflecting the counterparty participation level of 46.9%.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 30 2015	Dec 31, 2014	Balance Sheet Location	June 30, 2015	Dec 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$46	$140	Other Liabilities	$1,678	$1,137
Interest rate swap - fair value hedge	Other Assets	112	34	Other Liabilities	29	116
Total derivatives designated as hedging instruments		$158	$174		$1,707	$1,253
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$80	$7	Other Liabilities	$18	$21
Derivative loan commitments	Other Assets	237	213		—	—
Interest rate swap - with customers	Other Assets	5,512	3,679		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	5,396	3,816
Total derivatives not designated as hedging		$5,829	$3,899		$5,414	$3,837
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Operations and Changes in Stockholders’ Equity
The table below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

Cash Flow Hedges

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands)
Interest rate swaps	$2,715	$(2,366)	$(623)	$(4,887)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands)
Interest rate swaps	$—	$—	$(12)	$—

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Operations designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
(In thousands)
Interest Rate Swaps	Interest income	$(37)	$128	$166	$159

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest Rate Swaps	Interest income	$38	$(128)	$(167)	$(159)
The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Operations as of June 30, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(485)	$340	$24	$585
Forward loan sale commitments	75	209	100	(227)
Interest rate swaps	154	(104)	227	(170)
	$(256)	$445	$351	$188
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
As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of June 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.0 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 9.	Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2006 Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of June 30, 2015, 16,319 restricted stock shares and 19,404 stock options remained available for future grants under the 2006 Plan.
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of June 30, 2015, 43,168 restricted stock shares and 243,181 stock options remained available for future grants under the 2012 Plan.
In connection with the merger, the Company assumed the following Legacy United share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.” As of June 30, 2015, 375,494 shares remained available for future grants under the Legacy United Stock Plans.
For the six-month period ended June 30, 2015, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $67,000 with a related tax benefit of $24,000 and $458,000 with a related tax benefit of $165,000, respectively. Of the total expense amount for the six-month period, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Operations as other non-interest expense) was $201,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Operations as salaries and employee benefit expense) was $324,000. For the six-month period ended June 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.3 million with a related tax benefit of $455,000 and $2.0 million with a related tax benefit of $704,000, respectively.
For the three-month period ended June 30, 2015, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $28,000 with a related tax benefit of $10,000 and $230,000 with a related tax benefit of $83,000, respectively. Of the total expense amount for the three-month period, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Operations as other non-interest expense) was $95,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Operations as salaries and employee benefit expense) was $163,000. For the three-month period ended June 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.1 million with a related tax benefit of $385,000 and $1.7 million with a related tax benefit of $595,000, respectively.
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
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the six months ended June 30, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	3,390,469	$10.70
Granted	—	—
Exercised	(454,031)	9.11
Forfeited or expired	(45,797)	13.57
Outstanding at June 30, 2015	2,890,641	$10.90	5.8	$7.4
Stock options vested and exercisable at June 30, 2015	2,665,842	$10.67	5.5	$7.4

As of June 30, 2015, the unrecognized cost related to outstanding stock options was $405,000 and will be recognized over a weighted-average period of 3.1 years.
There were no stock options granted during the six months ended June 30, 2015. There were 397,095 stock options granted during the six months ended June 30, 2014.
Options exercised during the six months ended June 30, 2015 include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. Included in total options exercised during the six months ended June 30, 2015, were 398,302 SAR options which converted to 269,179 issued shares.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the six months ended June 30, 2015, the Company issued 27,330 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives and directors. During the six months ended June 30, 2015, the weighted-average grant date fair value was $12.44 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	124,536	$13.66
Granted	27,330	12.44
Vested	(45,594)	13.69
Forfeited	—	—
Unvested as of June 30, 2015	106,272	$13.33
As of June 30, 2015, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.
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
As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.5 million at June 30, 2015 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 26 years.
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
At June 30, 2015, the remaining loan had an outstanding balance of $6.5 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended June 30, 2015 and 2014, ESOP compensation expense was $74,000 and $433,000 respectively. The ESOP compensation expense for the six months ended June 30, 2015 and 2014 was $147,000 and $873,000, respectively.

The ESOP shares as of June 30, 2015 were as follows:

Allocated shares	1,152,426
Shares allocated for release	11,407
Unreleased shares	581,735
Total ESOP shares	1,745,568
Market value of unreleased shares at June 30, 2015 (in thousands)	$7,978
The Company merged its ESOP with its Defined Contribution, or 401(k) Plan, effective January 1, 2014. In lieu of employer cash contributions to the 401(k) Plan, shares released from the pay down on the ESOP loan will be allocated to all participants in the 401(k) Plan.

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
As a result of the Merger, the Company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multi-employer defined benefit pension plan.
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

The following table presents the amount of net periodic pension costs for the three and six months ended June 30, 2015 and 2014:

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Three Months Ended:	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
(In thousands)
Service cost	$15	$19	$6	$12	$6	$5
Interest cost	290	286	11	18	20	21
Expected return on plan assets	(456)	(468)	—	—	—	—
Amortization:
Loss (gain)	185	—	1	1	5	(3)
Prior service cost	—	—	2	11	—	—
Additional amount recognized due to settlement or curtailment	—	—	20	667	—	—
Net periodic benefit cost (benefit)	$34	$(163)	$40	$709	$31	$23

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Six Months Ended:	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
(In thousands)
Service cost	$30	$38	$12	$19	$11	$10
Interest cost	581	572	21	32	40	42
Expected return on plan assets	(912)	(936)	—	—	—	—
Amortization:
Loss (gain)	369	—	2	1	9	(5)
Prior service cost	—	—	3	16	—	—
Additional amount recognized due to settlement or curtailment	—	—	40	667	—	—
Net periodic benefit cost (benefit)	$68	$(326)	$78	$735	$60	$47

Note 11.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2015, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.
Basel III
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” under the new rules.
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2015 and December 31, 2014 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
June 30, 2015
Total capital to risk weighted assets	$557,550	12.6%	$354,563	8.0%	$443,203	10.0%
Common equity tier 1 capital to risk weighted assets	527,359	11.9	199,421	4.5	288,053	6.5
Tier 1 capital to risk weighted assets	527,359	11.9	265,895	6.0	354,527	8.0
Tier 1 capital to total average assets	527,359	9.7	216,797	4.0	270,996	5.0
December 31, 2014
Total capital to risk weighted assets	$513,960	12.9%	$317,750	8.0%	$397,187	10.0%
Tier 1 capital to risk weighted assets	487,713	12.3	158,864	4.0	238,296	6.0
Tier 1 capital to total average assets	487,713	9.3	210,221	4.0	262,776	5.0
United Financial Bancorp, Inc.
June 30, 2015
Total capital to risk weighted assets	$608,638	13.7%	$335,150	8.0%	$443,937	10.0%	(1)
Common equity tier 1 capital to risk weighted assets	503,447	11.3	199,781	4.5	288,572	6.5	(1)
Tier 1 capital to risk weighted assets	503,447	11.3	266,374	6.0	355,165	8.0	(1)
Tier 1 capital to total average assets	503,447	9.3	217,003	4.0	271,254	5.0	(1)
December 31, 2014
Total capital to risk weighted assets	$579,109	14.6%	$317,973	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	477,862	12.0	159,022	4.0	N/A	N/A
Tier 1 capital to total average assets	477,862	9.1	210,049	4.0	N/A	N/A

(1)	Pursuant to Basel III regulatory capital reform rules effective January 1, 2015.
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years.

On May 21, 2015, the Company announced the results of the annual meeting of stockholders. The stockholders approved the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000. The increase in the number of authorized shares of common stock became effective May 21, 2015.

Note 12.	Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Gain (Loss) on Benefit Plans	Net Unrealized Gain (Loss) on Available For Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2014	$(6,509)	$656	$(637)	$(6,490)
Change	391	(3,685)	(398)	(3,692)
June 30, 2015	$(6,118)	$(3,029)	$(1,035)	$(10,182)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Benefit plans:
Unrecognized net actuarial loss	$(9,569)	$(9,952)
Tax effect	3,451	3,443
Net-of-tax amount	(6,118)	(6,509)
Securities available for sale:
Net unrealized gain (loss)	(4,716)	1,030
Tax effect	1,687	(374)
Net-of-tax amount	(3,029)	656
Interest rate swaps:
Net unrealized loss	(1,632)	(996)
Tax effect	597	359
Net-of-tax amount	(1,035)	(637)
	$(10,182)	$(6,490)

Note 13.	Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share data)	2015	2014	2015	2014
Net income (loss) available to common stockholders	$13,332	$(5,571)	$26,357	$(4,624)
Weighted-average common shares outstanding	49,422,987	43,857,201	49,365,407	34,885,862
Less: average number of unallocated ESOP award shares	(585,475)	(678,741)	(588,311)	(694,767)
Weighted-average basic shares outstanding	48,837,512	43,178,460	48,777,096	34,191,095
Dilutive effect of stock options	471,677	—	515,814	—
Weighted-average diluted shares	49,309,189	43,178,460	49,292,910	34,191,095
Net income (loss) per share:
Basic	$0.27	$(0.13)	$0.54	$(0.14)
Diluted	$0.27	$(0.13)	$0.53	$(0.14)
For both the three and six months ended June 30, 2015, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 722,657. For the three and six months ended June 30, 2014, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 684,822 shares and 550,341 shares, respectively. For the 2015 periods shown, the stock options are anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented. For the 2014 periods shown, no potential common shares are included in the computation of diluted per share amounts when a loss exists.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $27.1 million and $8.1 million at June 30, 2015 and December 31, 2014, respectively. The aggregate fair value of these loans as of the same dates was $28.0 million and $8.2 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2015 and December 31, 2014.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mortgage loans held for sale	$551	$517	$681	$568

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2015 and 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,464	$—	$10,464	$—
Government-sponsored residential mortgage-backed securities	126,125	—	126,125	—
Government-sponsored residential collateralized debt obligations	280,889	—	280,889	—
Government-sponsored commercial mortgage-backed securities	54,472	—	54,472	—
Government-sponsored commercial collateralized debt obligations	134,440	—	134,440	—
Asset-backed securities	163,182	—	17,811	145,371
Corporate debt securities	50,532	—	48,947	1,585
Obligations of states and political subdivisions	211,605	—	211,605	—
Marketable equity securities	30,218	3,258	26,960	—
Total available for sale securities	$1,061,927	$3,258	$911,713	$146,956
Mortgage loan derivative assets	$317	$—	$317	$—
Mortgage loan derivative liabilities	18	—	18	—
Loans held for sale	28,017	—	28,017	—
Mortgage servicing rights	5,994	—	—	5,994
Interest rate swap assets	5,867	—	5,867	—
Interest rate swap liabilities	7,300	—	7,300	—
December 31, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,822	$—	$6,822	$—
Government-sponsored residential mortgage-backed securities	167,419	—	167,419	—
Government-sponsored residential collateralized-debt obligations	238,133	—	238,133	—
Government-sponsored commercial mortgage-backed securities	68,298	—	68,298	—
Government-sponsored commercial collateralized-debt obligations	129,686	—	129,686	—
Asset-backed securities	178,755	—	43,166	135,589
Corporate debt securities	42,245	—	40,627	1,618
Obligations of states and political subdivisions	195,772	—	195,772	—
Marketable equity securities	25,881	3,299	22,582	—
Total available for sale securities	$1,053,011	$3,299	$912,505	$137,207
Mortgage loan derivative assets	$220	$—	$220	$—
Mortgage loan derivative liabilities	21	—	21	—
Loans held for sale	8,220	—	8,220	—
Mortgage servicing rights	4,729	—	—	4,729
Interest rate swap assets	3,853	—	3,853	—
Interest rate swap liabilities	4,931	—	4,931	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Balance of available for sale securities, at beginning of period	$147,581	$72,438	$137,207	$72,963
Purchases	—	63,173	9,799	63,173
Principal payments	(252)	(1,052)	(435)	(2,114)
Total unrealized gains (losses) included in other comprehensive income/loss	(373)	672	385	1,209
Balance at end of period	$146,956	$135,231	$146,956	$135,231

Balance of mortgage servicing rights, at beginning of period	$4,921	$4,084	$4,729	$4,103
Addition of Legacy United mortgage servicing rights	—	764	—	764
Issuances	688	184	1,265	318
Change in fair value recognized in net income	385	(478)	—	(631)
Balance at end of period	$5,994	$4,554	$5,994	$4,554
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 14.5% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at June 30, 2015:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$145,371	Discounted Cash Flow	Discount Rates	1.3% - 6.3% (4.5%)
			Cumulative Default %	6.4% - 12.1% (9.1%)
			Loss Given Default	2.0% - 8.4% (2.9%)

Corporate debt - pooled trust	$1,585	Discounted Cash Flow	Discount Rate	7.3% (7.3%)
preferred security			Cumulative Default %	2.8% - 78.0% (13.5%)
			Loss Given Default	85% - 100% (89.8%)

Mortgage servicing rights	$5,994	Discounted Cash Flow	Discount Rate	8.0% - 17.0% (9.5%)
			Cost to Service	$40 - $100 ($51.8)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired loans	$2,155	$—	$—	$2,155
Other real estate owned	227	—	—	227
Total	$2,382	$—	$—	$2,382
December 31, 2014
Impaired loans	$2,863	$—	$—	$2,863
Other real estate owned	2,239	—	—	2,239
Total	$5,102	$—	$—	$5,102
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

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Impaired loans	$364	$(367)	$(87)	$(647)
Other real estate owned	213	139	168	171
Total	$577	$(228)	$81	$(476)
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
Derivative Liabilities: Refer to the above discussion on derivatives.

As of June 30, 2015 and December 31, 2014, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets:
Cash and cash equivalents	$84,525	$84,525	$—	$—	$84,525
Available for sale securities	1,061,927	3,258	911,713	146,956	1,061,927
Held to maturity securities	14,992	—	15,978	—	15,978
Loans held for sale	28,017	—	28,017	—	28,017
Loans receivable-net	4,048,770	—	—	4,099,784	4,099,784
FHLBB stock	37,061	—	—	37,061	37,061
Accrued interest receivable	14,777	—	—	14,777	14,777
Derivative assets	6,184	—	6,184	—	6,184
Mortgage servicing rights	5,994	—	—	5,994	5,994
Financial liabilities:
Deposits	4,182,251	—	—	4,187,465	4,187,465
Mortgagors’ and investors’ escrow accounts	15,168	—	—	15,168	15,168
FHLBB advances and other borrowings	825,963	—	—	826,975	826,975
Derivative liabilities	7,318	—	7,318	—	7,318
December 31, 2014
Financial assets:
Cash and cash equivalents	$86,952	$86,952	$—	$—	$86,952
Available for sale securities	1,053,011	3,299	912,505	137,207	1,053,011
Held to maturity securities	15,368	—	16,713	—	16,713
Loans held for sale	8,220	—	8,220	—	8,220
Loans receivable-net	3,877,063	—	—	3,919,432	3,919,432
FHLBB stock	31,950	—	—	31,950	31,950
Accrued interest receivable	14,212	—	—	14,212	14,212
Derivative assets	4,073	—	4,073	—	4,073
Mortgage servicing rights	4,729	—	—	4,729	4,729
Financial liabilities:
Deposits	4,035,311	—	—	3,899,658	3,899,658
Mortgagors’ and investors’ escrow accounts	13,004	—	—	13,004	13,004
FHLBB advances and other borrowings	777,314	—	—	773,786	773,786
Derivative liabilities	4,952	—	4,952	—	4,952
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

The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit:
Commitment to grant loans	$288,253	$128,766
Undisbursed construction loans	107,922	144,118
Undisbursed home equity lines of credit	307,817	321,346
Undisbursed commercial lines of credit	308,704	295,639
Standby letters of credit	11,838	12,547
Unused checking overdraft lines of credit	1,335	1,304
Total	$1,025,869	$903,720
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
Other Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014, the Company invested in a tax credit partnership associated with alternative energy. In continuing with the alternative energy trend, the Company invested in a second alternative energy tax credit partnership which closed in March of 2015. The net carrying balance of all of the partnership investments totaled $22.5 million at June 30, 2015 and is included in other assets in the consolidated statement of condition. At June 30, 2015, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $986,000, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2015.

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

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and may open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If the goodwill that the Company has recorded in connection with its mergers and acquisitions becomes impaired, it could have a negative impact on profitability;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations and our Certificate of Incorporation restricting takeovers;

•	Changes in the level of non-performing assets and charge-offs;

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
The MD&A is provided as a supplement to—and should be read in conjunction with—our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. The following sections are included in the MD&A:

•	Our Business – a general description of our business, our objectives and regulatory considerations.

•	Critical Accounting Estimates – a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results – an analysis of our Company’s consolidated results of operations for the periods presented in our Unaudited Consolidated Financial Statements.

•	Comparison of Financial Liquidity and Capital Resources – an overview of financial condition and market interest rate risk.
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
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.68 billion and stockholders’ equity of $612.0 million at June 30, 2015.
The Company delivers financial services to individuals, families and businesses throughout Connecticut and Massachusetts through its 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, online and mobile banking and its website (www.bankatunited.com).
The Company’s vision is to pursue excellence in all things with respect to its customers, employees, shareholders and communities. This has helped United Financial Bancorp, Inc. fulfill the financial needs of its customers while delivering an exceptional banking experience in the market areas that it has served since 1858. The structure of United Bank supports the vision with community banking teams in each market that provide traditional banking products and services to business organizations and individuals, including residential and commercial real estate loans, commercial business loans, consumer loans, financial advisory services and a variety of deposit products. Current strategies for the Company include continuing to expand commercial real estate and commercial business lending activities; growing the Company’s deposit base; building on the success of its residential mortgage lending activities; increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products; and remaining focused on improving operating efficiencies.
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
The Company has reviewed the potential impacts associated with the Dodd-Frank Act as well as the yet to be fully interpreted and implemented responsibilities of the Consumer Financial Protection Bureau. Some degree of uncertainty still exists surrounding this legislation and the resultant directives, and as such the further analysis of potential burden will be difficult to assess. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable laws and regulations and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
Other-than-Temporary Impairment of Securities
The Company maintains a securities portfolio that is classified into two major categories: available for sale and held to maturity. Securities available-for-sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of its purchase.
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available for sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. During the six months ended June 30, 2015, the Company did not experience any losses which were deemed to be other-than-temporarily impaired.
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
The Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the standard methodology of netting the discounted future fixed cash receipts (or payment) and the expected variable cash payments (or receipts). The variable cash payment (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rates curves.
At June 30, 2015, derivative assets and liabilities were $6.0 million and $7.1 million, respectively. Further information about our use of derivatives is provided in Note 8, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
Goodwill
The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.
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
The carrying value of goodwill at June 30, 2015 was $115.3 million. For further discussion on goodwill see Note 6, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Operating Results
Non-GAAP Financial Measures
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP measures are intended to provide the reader with additional perspectives on operating results, financial condition, and performance trends, while facilitating comparisons with the performance of other financial institutions. Non-GAAP financial measures are not a substitute for GAAP measures, rather, they should be read and used in conjunction with the Company’s GAAP financial information.
The following is a reconciliation of Non-GAAP financial measures by major category for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	2015	2014	2015	2014
Net income (loss) (GAAP)	$13,332	$(5,571)	$26,357	$(4,624)
Adjustments:
Net interest income:
(Accretion)/amortization of loan mark	(2,194)	(3,388)	(4,065)	(3,388)
Accretion/(amortization) of deposit mark	845	1,150	1,924	1,150
Accretion/(amortization) of borrowings mark	473	410	955	410
Net adjustment to net interest income	(3,512)	(4,948)	(6,944)	(4,948)
Non-interest income:
Net gain on sales of securities	(360)	(589)	(698)	(857)
Net adjustment to non-interest income	(360)	(589)	(698)	(857)
Non-interest expense:
Merger and acquisition expense	—	(20,945)	—	(22,774)
Core deposit intangible amortization expense	(449)	(321)	(930)	(321)
Amortization of fixed assets mark	(5)	—	(10)	—
Net adjustment to non-interest expense	(454)	(21,266)	(940)	(23,095)
Total adjustments	(3,418)	15,729	(6,702)	17,290
Income tax expense (benefit) adjustment	1,196	(4,346)	2,346	(4,703)
Operating net income (Non-GAAP)	$11,110	$5,812	$22,001	$7,963

The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the three and six month period ended June 30, 2015:

	For the Three Months Ended June 30, 2015
	GAAP			Mark to Market			Operating
(In thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,934,761	$41,251	4.19%	$(12,737)	$2,194	0.23%	$3,947,498	$39,057	3.96%
Total interest-earning assets	5,112,581	49,917	3.91	(12,737)	2,194	0.18	5,125,318	47,723	3.73
Time deposits	1,555,593	3,548	0.91	4,052	(845)	(0.23)	1,551,541	4,393	1.14
Federal Home Loan Bank advances	572,948	845	0.59	4,720	(482)	(0.33)	568,228	1,327	0.92
Other borrowings	160,015	1,379	3.46	(1,803)	9	0.26	161,818	1,370	3.20
Total interest-bearing liabilities	4,263,366	7,808	0.73	6,970	(1,318)	(0.13)	4,256,396	9,126	0.86

Tax-equivalent net interest margin			3.30%						3.02%

	For the Six Months Ended June 30, 2015
	GAAP			Mark to Market			Operating
(In thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,921,485	$81,780	4.17%	$(14,827)	$4,065	0.20%	$3,936,312	$77,715	3.97%
Total interest-earning assets	5,098,928	99,367	3.92	(14,827)	4,065	0.18	5,113,755	95,302	3.74
Time deposits	1,549,693	6,675	0.87	4,530	(1,924)	(0.25)	1,545,163	8,599	1.12
Federal Home Loan Bank advances	581,630	1,667	0.58	4,965	(972)	(0.34)	576,665	2,639	0.92
Other borrowings	169,498	2,769	3.29	(1,807)	17	0.06	171,305	2,752	3.23
Total interest-bearing liabilities	4,260,944	14,760	0.70	7,688	(2,879)	(0.14)	4,253,256	17,639	0.84

Tax-equivalent net interest margin			3.33%						3.05%
Executive Overview
The Company’s results were significantly impacted by the merger with Legacy United, which was completed on April 30, 2014. Net income of $13.3 million, or $0.27 per diluted share, was recorded for the second quarter of 2015 compared to a net loss of $5.6 million, or $0.13 per diluted share, for the second quarter of 2014. Operating net income for the second quarter of 2015 was $11.1 million (Non-GAAP), adjusted for $454,000 (pre-tax) of merger-related non-interest expenses, $3.5 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $360,000 (pre-tax) net gains on sales of securities. Operating net income for the second quarter of 2014 was $5.8 million (Non-GAAP), adjusted for $21.3 million (pre-tax) of expenses related to the merger, $4.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $589,000 (pre-tax) net gains on sales of securities.
Net income for the six months ended June 30, 2015 was $26.4 million, or $0.54 per diluted share, compared to a net loss of $4.6 million, or $0.14 per diluted share, for the same period in 2014. Operating net income for the six months ended June 30, 2015 was $22.0 million (Non-GAAP), adjusted for $940,000 (pre-tax) of merger-related non-interest expenses, $6.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $698,000 (pre-tax) net gains on sales of securities. Operating net income for the six months ended June 30, 2014 was $8.0 million (Non-GAAP), adjusted for $23.1 million (pre-tax) of expenses related to the merger, $4.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $857,000 (pre-tax) net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.
Net interest income increased $4.0 million and $28.5 million for the three and six months ended June 30, 2015, compared to the same periods in 2014 due to balance sheet growth, and the additional months year over year as a combined Company. The Company’s tax-equivalent net interest margin for the three and six months ended June 30, 2015 was 3.30% and 3.33%, a decrease of 58 basis points and 29 basis points over the same periods in the prior year. Excluding the $3.5 million and $6.9 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, operating net interest margin for the three and six months ended June 30, 2015 was 3.02% and 3.05%, respectively. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment, partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations and a re-characterization of the securities portfolio upon the acquisition of Legacy United in the second quarter of 2014.
Non-interest income increased $3.1 million and $6.7 million for the three and six months ended June 30, 2015, respectively, which was driven by strong residential mortgage origination volume in the second quarter of 2015 and an increase in loan level hedge income. As a result, income from mortgage banking activities increased $1.8 million and $3.6 million inclusive of gains on sale of loans, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Service charges and fees increased over the three and six months ended June 30, 2015, respectively, by approximately $2.0 million and $4.0 million compared to the same periods in 2014.
Non-interest expense decreased $15.8 million and $3.4 million for the three and six months ended June 30, 2015, respectively, from the 2014 comparative periods, respectively. These decreases primarily reflect the fact that no merger related expenses were captured in 2015, partially offset by the increase in additional months year over year as a combined company and growth in variable costs required to generate additional loan level hedge and consumer lending revenues.
The asset quality of our loan portfolio has remained strong. While unemployment has improved over the last year at the national level, there continues to be a lag in Connecticut and the region. The allowance for loan losses to total loans ratio was 0.71% and 0.64%, the allowance for loan losses to non-performing loans ratio was 81.57% and 76.67%, and the ratio of non-performing loans to total loans was 0.87% and 0.83% at June 30, 2015 and December 31, 2014, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. As such, some asset quality measures are not comparable between periods due to the Merger. A provision for loan losses of $4.5 million and $6.0 million, respectively, was recorded for the three and six months ended June 30, 2015, compared to $2.1 million and $2.5 million for the same prior year periods, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014
Share Data:
Basic net income (loss) per share	$0.27	$(0.13)	$0.54	$(0.14)
Diluted net income (loss) per share	0.27	(0.13)	0.53	(0.14)
Dividends declared per share	0.12	0.10	0.22	0.20
Key Statistics:
Total revenue	$50,274	$43,198	$98,452	$63,315
Total expense	30,357	46,177	61,014	64,434
Key Ratios (annualized):
Return on average assets	0.96%	(0.53)%	0.95%	(0.28)%
Return on average equity	8.69%	(4.19)%	8.66%	(2.22)%
Tax-equivalent net interest margin	3.30%	3.88%	3.33%	3.62%
Non-interest expense to average assets	2.19%	4.41%	2.21%	3.96%
Cost of interest-bearing deposits	0.63%	0.46%	0.59%	0.50%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$30,028	$14,733	$30,028	$14,733
Troubled debt restructures - non-accruing	5,346	4,380	5,346	4,380
Total non-performing loans	35,374	19,113	35,374	19,113
Other real estate owned	227	3,213	227	3,213
Total non-performing assets	$35,601	$22,326	$35,601	$22,326
Asset Quality Ratios:
Non-performing loans to total loans	0.87%	0.52%	0.87%	0.52%
Non-performing assets to total assets	0.63%	0.44%	0.63%	0.44%
Allowance for loan losses to non-performing loans	81.57%	111.67%	81.57%	111.67%
Allowance for loan losses to total loans	0.71%	0.58%	0.71%	0.58%
Non-GAAP Ratio:
Efficiency ratio (1)	57.36%	57.31%	59.04%	64.98%

(1)
The efficiency ratio represents the ratio of non-interest expense before foreclosed property expense, amortization of intangibles, and goodwill impairments, if any, as a percent of net interest income (fully taxable equivalent) and non-interest revenues, excluding only gains from securities transactions and nonrecurring items.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2015 and 2014. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,501,850	$12,702	3.38%	$1,109,696	$9,716	3.50%
Commercial real estate loans	1,658,734	19,614	4.74	1,365,361	18,291	5.37
Construction loans	156,114	1,841	4.73	89,948	1,804	8.05
Commercial loans	613,220	7,050	4.61	465,780	5,253	4.52
Installment and collateral loans	4,843	44	3.63	12,642	173	5.48
Total loans (1)	3,934,761	41,251	4.19	3,043,427	35,237	4.64
Securities	1,130,543	8,632	3.05	790,846	6,140	3.11
Other earning assets	47,277	34	0.29	40,602	27	0.27
Total interest-earning assets	5,112,581	49,917	3.91	3,874,875	41,404	4.28
Allowance for loan losses	(26,552)			(19,951)
Non-interest-earning assets	458,462			329,452
Total assets	$5,544,491			$4,184,376
Interest-bearing liabilities:
NOW and money market accounts	$1,434,648	1,952	0.55	$1,090,279	772	0.28
Saving deposits (2)	540,162	84	0.06	457,373	134	0.12
Time deposits	1,555,593	3,548	0.91	1,197,717	2,240	0.75
Total interest-bearing deposits	3,530,403	5,584	0.63	2,745,369	3,146	0.46
Advances from the Federal Home Loan Bank	572,948	845	0.59	310,946	569	0.73
Other borrowings	160,015	1,379	3.46	64,740	173	1.07
Total interest-bearing liabilities	4,263,366	7,808	0.73%	3,121,055	3,888	0.50%
Non-interest-bearing deposits	593,117			499,415
Other liabilities	74,305			32,307
Total liabilities	4,930,788			3,652,777
Stockholders’ equity	613,703			531,599
Total liabilities and stockholders’ equity	$5,544,491			$4,184,376
Net interest-earning assets (3)	$849,215			$753,820
Tax-equivalent net interest income		42,109			37,516
Tax-equivalent net interest rate spread (4)			3.18%			2.78%
Tax-equivalent net interest margin (5)			3.30%			3.88%
Average interest-earning assets to average interest-bearing liabilities			119.92%			124.15%
Less tax-equivalent adjustment		1,206			637
		$40,903			$36,879

(1)	Total loans excludes loans held for sale and includes nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,468,433	$25,022	3.41%	$881,638	$15,607	3.54%
Commercial real estate loans	1,667,917	38,569	4.66	1,076,686	26,773	5.01
Construction loans	167,924	4,199	5.04	68,632	2,223	6.53
Commercial loans	611,902	13,908	4.58	358,736	7,283	4.09
Installment and collateral loans	5,309	82	3.08	7,435	195	5.24
Total loans (1)	3,921,485	81,780	4.17	2,393,127	52,081	4.37
Securities	1,128,040	17,520	3.11	615,389	9,314	3.03
Other earning assets	49,403	67	0.27	29,268	39	0.27
Total interest-earning assets	5,098,928	99,367	3.92	3,037,784	61,434	4.06
Allowance for loan losses	(25,989)			(19,605)
Non-interest-earning assets	453,896			236,297
Total assets	$5,526,835			$3,254,476
Interest-bearing liabilities:
NOW and money market accounts	$1,423,008	3,483	0.49	$890,384	1,324	0.30
Saving deposits (2)	537,115	166	0.06	341,017	169	0.10
Time deposits	1,549,693	6,675	0.87	893,096	3,811	0.86
Total interest-bearing deposits	3,509,816	10,324	0.59	2,124,497	5,304	0.50
Advances from the Federal Home Loan Bank	581,630	1,667	0.58	252,228	1,153	0.92
Other borrowings	169,498	2,769	3.29	55,330	225	0.82
Total interest-bearing liabilities	4,260,944	14,760	0.70%	2,432,055	6,682	0.55%
Non-interest-bearing deposits	586,047			380,267
Other liabilities	71,055			25,876
Total liabilities	4,918,046			2,838,198
Stockholders’ equity	608,789			416,278
Total liabilities and stockholders’ equity	$5,526,835			$3,254,476
Net interest-earning assets (2)	$837,984			$605,729
Tax-equivalent net interest income		84,607			54,752
Tax-equivalent net interest rate spread (3)			3.22%			3.51%
Tax-equivalent net interest margin (4)			3.33%			3.62%
Average interest-earning assets to average interest-bearing liabilities			119.67%			124.91%
Less tax-equivalent adjustment		2,361			965
		$82,246			$53,787

(1)	Total loans excludes loans held for sale and includes nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2015 Compared to June 30, 2014			Six Months Ended June 30, 2015 Compared to June 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$9,545	$(3,531)	$6,014	$32,000	$(2,301)	$29,699
Securities (1)	2,595	(103)	2,492	7,956	250	8,206
Other earning assets	5	2	7	28	—	28
Total earning assets	12,145	(3,632)	8,513	39,984	(2,051)	37,933
Interest expense:
NOW and money market accounts	301	879	1,180	1,038	1,121	2,159
Savings accounts	21	(71)	(50)	75	(78)	(3)
Time deposits	754	554	1,308	2,828	36	2,864
Total interest-bearing deposits	1,076	1,362	2,438	3,941	1,079	5,020
FHLBB advances	404	(128)	276	1,069	(555)	514
Other borrowings	480	726	1,206	1,033	1,511	2,544
Total interest-bearing liabilities	1,960	1,960	3,920	6,043	2,035	8,078
Change in tax-equivalent net interest income	$10,185	$(5,592)	$4,593	$33,941	$(4,086)	$29,855

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Six Months ended June 30, 2015 and 2014
The results from operations were impacted by costs associated with the Merger and other charges as follows:

•
We did not incur merger related expenses in the first or second quarter of 2015. For the three and six months ended June 30, 2014, we recorded $20.9 million and $22.8 million of merger related expenses including legal fees, shareholder expenses and other professional services, respectively. These items were recorded as non-interest expense in the Consolidated Statements of Operations.

•
We recognized net interest income of $3.5 million and $6.9 million in purchase accounting adjustments during the three and six months ended June 30, 2015. Purchase accounting adjustments for both the three and six months ended June 30, 2014 were $4.9 million, as the Merger was completed on April 30, 2014.

•	We recognized $115.3 million in Goodwill as a result of the Merger.
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2015 and 2014.

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
As shown in the tables, tax-equivalent net interest income increased $4.6 million to $42.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $3.5 million recognized during the three months ended June 30, 2015 in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings. Additionally, the net interest margin decreased 58 basis points, the yield on average earning assets decreased 37 basis points, and the cost of interest-bearing liabilities increased 23 basis point for the three months ended June 30, 2015 compared to the same period in the prior year.
For the six months ended June 30, 2015, tax-equivalent net interest income increased $29.9 million from the comparative prior 2014 period. This was mainly due to the significant increase in average earning assets and liabilities and a benefit of $6.9 million recognized during the six months ended June 30, 2015 in net interest income related to fair value adjustments as a result of the Merger. The net interest margin decreased 29 basis points, the yield on average earnings assets decreased 14 basis points, and the cost of interest-bearing liabilities increased 15 basis points from the comparative six month period in 2014.
Excluding the benefit of the fair value adjustments of $3.5 million, the net interest margin and the yield on average interest-earning assets would have declined 86 basis points and 55 basis points, respectively, and the cost of interest-bearing liabilities would have increased 36 basis points for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. For the six months ended June 30, 2015, excluding the benefit of the fair value adjustments of $6.9 million, the net interest margin and the yield on average earning assets would have declined 57 basis points and 32 basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased 29 basis points compared to the six months ended June 30, 2014.
Primarily reflecting the Merger, average interest-earning assets increased $1.24 billion and $2.06 billion, respectively, for the three and six months ended June 30, 2015 compared to the same period in 2014, while average interest-bearing liabilities increased $1.14 billion and $1.83 billion, respectively.
While the Company experienced organic loan growth, the increase in the average balance of loans primarily reflects the acquired loan portfolio. The average balance of total loans for the three and six months ended June 30, 2015 was $3.93 billion billion and $3.92 billion, and had an average yield of 4.19% and 4.17%, respectively. On an operating basis, the average yield on total loans was 3.96% and 3.97% for the three and six months ended June 30, 2015, respectively. The largest increases in the average balances for loans were recorded in commercial real estate loans and residential real estate loans. For the three and six months ended June 30, 2015 the average balance of commercial real estate loans totaled $1.66 billion and $1.67 billion, respectively, an increase of $293.4 million and $591.2 million from the prior year periods, respectively. For the three and six months ended June 30, 2015, residential real estate loans totaled $1.50 billion and $1.47 billion, respectively, an increase of $392.2 million and $586.8 million, compared to the prior year period, respectively.
The average balance of investment securities increased $339.7 million and $512.7 million, respectively, and the average yield earned on these securities decreased six and increased eight basis points, respectively, for the three and six months ended June 30, 2015, compared to the prior year period. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was more closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates.
The average balance of interest-bearing liabilities increased $1.14 billion to $4.26 billion for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and the average balance of interest bearing liabilities increased $1.83 billion to $4.26 billion for the six months ended June 30, 2015 compared to the prior year period. For the quarter, the average cost of interest-bearing liabilities was 0.73%, an increase of 23 basis points from the comparable prior year period. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.86%. For the six months ended June 30, 2015, the average cost of interest-bearing liabilities was 0.70%, an increase of 15 basis points, from the comparable prior year period. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.84%.
For the three and six months ended June 30, 2015, the average balance of total interest-bearing deposits increased $785.0 million and $1.39 billion, and the average cost increased 17 basis points and nine basis points, FHLBB advances increased $262.0 million and $329.4 million, while the average cost decreased 14 basis points and 34 basis points, other borrowings increased $95.3 million and $114.2 million, and the cost increased 239 basis points and 247 basis points, respectively. These increases were primarily due to balances acquired from Legacy United. The increase in FHLBB advances was additionally due to funding new loan growth and the increase in other borrowings was due to the Company’s issuance of $75.0 million ten year subordinated notes with a coupon rate of 5.75%.
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

The loans purchased from Legacy United were recorded at fair value at the time of the Merger, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in the probable loss related to the Legacy United loans plus all new loans are included in the calculation of the required allowance for loan losses at June 30, 2015.
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
Management recorded a provision of $4.5 million for the three months ended June 30, 2015 compared to $2.1 million for the same period of 2014. The primary factors that influenced management’s decision to record these provision expenses were organic growth during the period, the ongoing assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $46.4 million at June 30, 2015 compared to $44.0 million at December 31, 2014, an increase of $2.4 million, or 5.4%, reflecting increases in nonaccrual loans of $3.0 million, inclusive of troubled debt restructured (“TDR”) loans of $1.2 million. At June 30, 2015, the allowance for loan losses totaled $28.9 million, representing 0.71% of total loans and 81.57% of non-performing loans compared to an allowance for loan losses of $24.8 million, which represented 0.64% of total loans and 76.67% of non-performing loans as of December 31, 2014. These ratios are lower than the Company’s historic coverage ratios and directly resulted from the effect of purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-interest Income
Total non-interest income was $9.4 million and $16.2 million for the three and six months ended June 30, 2015, with non-interest income representing 18.6% and 16.5% of total net revenues, respectively. The Merger with Legacy United on April 30, 2014 continued to have an impact on operating results as the three and six months ended June 30, 2015 had one and four more months of activity, respectively, as compared to the prior year periods. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges and fees	$5,643	$3,636	$2,007	55.2%	$9,474	$5,522	$3,952	71.6%
Net gains from sales of securities	360	589	(229)	(38.9)	698	857	(159)	(18.6)
Income from mortgage banking activities	2,990	1,236	1,754	141.9	5,361	1,791	3,570	199.3
Bank-owned life insurance income	830	750	80	10.7	1,664	1,272	392	30.8
Net loss on limited partnership investments	(916)	—	(916)	—	(1,346)	—	(1,346)	(100.0)
Other, net	464	108	356	329.6	355	86	269	(312.8)
Total non-interest income	$9,371	$6,319	$3,052	48.3%	$16,206	$9,528	$6,678	70.1%
As displayed in the above table, non-interest income increased $3.1 million and $6.7 million for the three and six months ended June 30, 2015, respectively. The increases from the prior year periods are mainly due to increases in service charges and fees and income for mortgage banking activities.
Service Charges and Fees: Service charges and fees were $5.6 million and $9.5 million for the three and six months ended June 30, 2015, respectively, an increase of 55.2% and 71.6% from the comparable 2014 periods. The increases were due primarily to the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. Other categories that experienced significant increases were recorded in debit card fees, NSF fees and loan account analysis fees, related to increased volume. These increases were partially offset by decreases in revenue produced by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc.
Net Gains From Sales of Securities: For the three and six months ended June 30, 2015, the Company recorded $360,000 and $698,000 in net gains on security sales compared to $589,000 and $857,000 in the same period in the prior year, respectively. The gains recorded in 2015 are a result of (a) the Company repositioning certain securities as these securities became punitive to capital to hold on a go forward basis due to regulatory changes on holding these type of securities, (b) sales on certain 15 year pass thru mortgage-backed securities due to a change in the yield curve, (c) sales of municipal bonds that were expected to be called in 2015, 2016 or 2017, and (d) the result of odd lot clean-ups targeted at making the portfolio more efficient to manage from an operational perspective. The gains recorded in 2014 reflect the Company evaluating the portfolio for prepayment risk and acting to reduce this exposure.
Income From Mortgage Banking Activities: Income from mortgage banking activities was $3.0 million and $5.4 million for the three and six months ended June 30, 2015, respectively, an increase of $1.8 million and $3.6 million from the comparable periods of 2014. This increase was driven by (a) gains on the sale of loans as the Company recorded strong residential mortgage origination volume in the first half of 2015, and (b) increases in the mortgage servicing rights valuation due to increases in the treasury rates coupled with an increase in overall loan sales. These increases were partially offset by a net decrease in derivative rate lock commitments and forward loan sale contracts fair value adjustments.
BOLI Income: For the three and six months ended June 30, 2015, the Company recorded BOLI income of $830,000 and $1.7 million, compared to $750,000 and $1.3 million in the same period in the prior year, an increase of $80,000, or 10.7% and $392,000 or 30.8%, respectively. This increase was predominantly attributable to the Merger as the Company recorded $359,000 and $717,000 of income for the three and six months ended June 30, 2015 from policies associated with Legacy United, compared to $258,000 for the three and six months ended June 30, 2014. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
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
For the three and six months ended June 30, 2015, the Company recorded a net loss of $916,000 and $1.3 million, respectively, on limited partnership investments. Approximately $335,000 of the $916,000 loss is related to the tax credit partnerships for alternative energy and $581,000 is related to acquired investments in other partnerships. Of the $1.3 million loss, approximately $873,000 is related to the tax credit partnerships for alternative energy and $473,000 is related to acquired investments in other partnerships. In conjunction with the loss realized on the new tax credit partnership, the Company recorded an offsetting benefit of $2.4 million as reflected in the tax provision for the quarter, and $4.7 million for the six months ended June 30, 2015.
Other income: The Company recorded other income of $464,000 and $355,000 for the three and six months ended June 30, 2015, respectively, an increase of $356,000 and $269,000 from the prior year periods. The increase is primarily due to the significant increase in the credit value adjustments on borrower facing loan level hedges, partially offset by by losses recorded on the sale of fixed assets. Additionally, the increase for the three months ended June 30, 2015 was due to gains on the sale of other real estate owned compared to losses realized in the prior year period.
Non-interest Expense
Non-interest expense decreased $15.8 million to $30.4 million for the three months ended June 30, 2015, and $3.4 million to $61.0 million for the six months ended June 30, 2015. The Company experienced increases in all categories except for other real estate owned and merger and acquisition expenses for the six month period. For the three month period decreases were incurred for service bureau fees, professional fees, other real estate owned and merger and acquisition expense. Merger and acquisition expenses were not incurred subsequent to December 31, 2014. The largest increases were recorded in salaries and employee benefits, occupancy and equipment and other expenses. All of the categories that increased from the prior period were related to the Merger. The Merger with Legacy United on April 30, 2014 continued to have an impact on results as the three and six months ended June 30, 2015 consisted of one and four more months of activity, respectively, as compared to the prior year periods.
For the three months ended June 30, 2015 and 2014, annualized non-interest expense represented 2.19% and 4.41% of average assets, respectively, while annualized non-interest expense represented 2.21% and 3.96% of average assets for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes non-interest expense for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$16,595	$14,541	$2,054	14.1%	$33,167	$24,783	$8,384	33.8%
Service bureau fees	1,466	1,768	(302)	(17.1)	3,286	2,859	427	14.9
Occupancy and equipment	3,799	2,610	1,189	45.6	8,257	4,308	3,949	91.7
Professional fees	782	856	(74)	(8.6)	1,699	1,284	415	32.3
Marketing and promotions	620	280	340	121.4	1,256	509	747	146.8
FDIC insurance assessments	823	632	191	30.2	1,901	950	951	100.1
Other real estate owned	62	125	(63)	(50.4)	177	433	(256)	(59.1)
Core deposit intangible amortization	449	321	128	39.9	930	321	609	189.7
Merger and acquisition expense	—	20,945	(20,945)	(100.0)	—	22,774	(22,774)	(100.0)
Other	5,761	4,099	1,662	40.5	10,341	6,213	4,128	66.4
Total non-interest expense	$30,357	$46,177	$(15,820)	(34.3)%	$61,014	$64,434	$(3,420)	(5.3)%
Salaries and Employee Benefits: Salaries and employee benefits was $16.6 million for the three months ended June 30, 2015, an increase of $2.1 million from the comparable 2014 period. Salaries and employee benefits was $33.2 million for the six months ended June 30, 2015, an increase of $8.4 million from the comparable 2014 period.
Salaries and employee benefits account for the largest increase in non-interest expense. Salary expense was one of the primary drivers for both the three and six months ended June 30, 2015, as additional employees from Legacy United were added to the payroll. Other factors driving the increase included (a) new hires that were part of the restructured management team and the addition of new revenue producing commission-based mortgage and commercial loan officers; (b) increased incentives for employees for product sales; (c) increased pension expenses; (d) increased contribution expense associated with the merged 401(k) and ESOP Plans and (e) increased health care costs related to the Company’s self-insurance plan for the six months ended June 30, 2015.
These increases were partially offset by (a) decreases to various other employee benefits expenses and (b) increases in deferred expenses from originating loans, the average cost of which increased based on a cost study analysis.

Service Bureau Fees: Service bureau fees decreased $302,000 for the three months ended June 30, 2015, and increased $427,000 for the six months ended June 30, 2015 compared to the 2014 period. The increase for the sixth months ending June 30, 2015 is a direct result of the Merger. The Company only completed its system conversion of the two operating platforms in October 2014, thus the prior year period represents costs only for legacy Rockville until the Merger in April. Additionally, increases were recorded related to ATM servicing fees and perimeter security service fees for the six months ended June 30, 2015 over the prior year period.
The decrease in the three months ended June 30, 2015, however, is due to the fact that the Company incurred costs for both legacy Rockville and legacy United core operating systems for two months of the prior year period, whereas in this period the Company only incurred costs for one core operating system. Furthermore, the Company was able to secure pricing discounts as a result of our relationship with the vendor during the period.
Occupancy and Equipment: Occupancy and equipment expense was $3.8 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $1.2 million. For the six months ended June 30, 2015, occupancy and equipment increased $3.9 million to $8.3 million from the same period in the prior year. Occupancy and equipment expense increased as the Company added over 30 branches to our branch network with the Merger.
Professional Fees: For the three months ended June 30, 2015, the Company recorded a nominal decrease of $74,000 to $782,000. For the six months ended June 30, 2015, the Company recorded professional fees of $1.7 million, an increase of $415,000 from the prior year period. The increase is a consequence of the Merger as the Company entered into consulting contracts which incurred additional expenses for a review of the Company’s compensation plans and to outsourced internal audit expenses.
Marketing and Promotions: Marketing and promotion expense was $620,000 and $280,000 for the three months ended June 30, 2015 and 2014, respectively, an increase of $340,000. For the six months ended June 30, 2015, marketing and promotions increased $747,000 to $1.3 million from the same period in the prior year. These increases are attributable to the Company increasing print and billboard advertising for targeted promotional campaigns during the period, as well as contracting with a marketing research company beginning in the fourth quarter of 2014. These increases were slightly offset by a decrease in agency fees over the prior year periods.

FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $191,000 to $823,000 for the three months ended June 30, 2015 compared to the 2014 period, while the expense increased $951,000 to $1.9 million for the six months ended June 30, 2015 compared to the prior year period. Theses increases are primarily attributable to the Merger as the Company’s assessment base increased approximately $2.97 billion and to a lesser extent are due to an increase in the assessment rate.
Core Deposit Intangible Amortization: The $128,000 and $609,000 increase in core deposit intangible amortization for the three and six months ended June 30, 2015, respectively, are directly attributable to the Merger. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
Merger and Acquisition Expense: The Company did not record any merger and acquisition expenses during the first six months of 2015 as these expenses were not incurred after December 31, 2014. This represents the most significant change to non-interest expense compared to the prior periods in 2014. Merger and acquisition expense decreased $20.9 million and $22.8 million for the three and six months ended June 30, 2015.
Other Expenses: For the three and six months ended June 30, 2015, other expenses recorded by the Company were $5.8 million and $10.3 million, respectively, an increase of $1.7 million and $4.1 million from the comparable 2014 periods. The increases are primarily due to the Merger which impacted several accounts in this category including: (a) postage; (b) telephone; (c) software maintenance expense; (d) director restricted stock expense; (e) collection expense; (f) debit card and ATM losses; (g) mortgage appraisal and credit reports; and (h) printing and forms. Loan swap fees also contributed to the increase, as the Company entered into more of these types of agreements in the three and six months ended June 30, 2015 as compared to the prior year periods. These increases were partially offset by a decrease in the provision for off-balance sheet assets due to the decrease in commercial and residential construction loans, as well as a decrease in website expenses compared to the prior periods.
Income Tax Provision
The provision for income taxes was $2.1 million and $512,000 for the three months ended June 30, 2015 and 2014, respectively. The Company’s estimated annualized effective tax rate for the three months ended June 30, 2015 was 13.7% as compared to (10.1)% for the same period in 2014. The provision for income taxes was $5.1 million and $975,000 for the six months ended June 30, 2015 and 2014, respectively. The Company’s estimated annualized effective tax rate for this period was 16.2% as compared to (26.7)% for the same period in 2014. The increase in the tax expense and the effective tax rate is primarily due to the lower pretax income in the second quarter of 2014 due to the Merger. The effective tax rate for June 30, 2015 differs from combined statutory rates as a result of favorable permanent differences for tax exempt income, BOLI, and investment tax credits, as well as reduced state tax expense due to tax planning. The effective tax rate as of June 30, 2015 approximates the projected 2015 effective tax rate between 18-20%.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $5.68 billion at June 30, 2015 and $5.48 billion at December 31, 2014, an increase of $203.9 million, or 3.7%, primarily due to the increase in net loans of $171.7 million, loans held for sale of $19.8 million, $8.9 million of available for sale securities, and principally government-sponsored residential collateralized debt obligations. The Company utilized deposit growth to fund the growth in securities and loans.
Total net loans of $4.05 billion, with allowance for loan and lease losses of $28.9 million at June 30, 2015, increased $171.7 million when compared to total net loans of $3.88 billion, with allowance for loan losses of $24.8 million at December 31, 2014. Net loans increased primarily due to growth in residential mortgage balances, commercial real estate loans and commercial business loans, partially offset by declines in commercial construction loans.
Total deposits of $4.18 billion at June 30, 2015 increased $146.9 million, or 3.6%, when compared to total deposits of $4.04 billion at December 31, 2014. The increase in deposits is mainly due to growth in money market deposits, NOW accounts and certificates of deposit and is reflective of the Company’s new product specials, the opening of new branches and a continued focus on building commercial relationships. The Bank’s net loan-to-deposit ratio was 96.8% at June 30, 2015, compared to 96.1% at December 31, 2014.

At June 30, 2015, total equity of $612.0 million increased $9.6 million when compared to total equity of $602.4 million at December 31, 2014. The change in equity for the period-ended June 30, 2015 consisted primarily of year to date net income offset by dividends paid to common shareholders and share repurchases completed during the first quarter of 2015. At June 30, 2015, the tangible common equity ratio was 8.79% compared to 8.93% at December 31, 2014.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	June 30, 2015		December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,630	$10,464	$6,965	$6,822
Government-sponsored residential mortgage-backed securities	126,865	126,125	165,199	167,419
Government-sponsored residential collateralized debt obligations	280,162	280,889	237,128	238,133
Government-sponsored commercial mortgage-backed securities	54,111	54,472	67,470	68,298
Government-sponsored commercial collateralized debt obligations	133,795	134,440	129,547	129,686
Asset-backed securities	162,957	163,182	181,198	178,755
Corporate debt securities	52,472	50,532	43,907	42,245
Obligations of states and political subdivisions	215,725	211,605	194,857	195,772
Total debt securities	1,036,717	1,031,709	1,026,271	1,027,130
Marketable equity securities, by sector:
Banks	26,846	26,960	22,645	22,582
Industrial	109	166	109	185
Mutual funds	2,840	2,913	2,824	2,910
Oil and gas	131	179	131	204
Total marketable equity securities	29,926	30,218	25,709	25,881
Total available for sale securities	$1,066,643	$1,061,927	$1,051,980	$1,053,011
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,379	$13,058	$12,397	$13,403
Government-sponsored residential mortgage-backed securities	2,613	2,920	2,971	3,310
	$14,992	$15,978	$15,368	$16,713
During the first six months of 2015, the available for sale securities portfolio increased by $8.9 million to $1.1 billion, representing 18.7% of total assets at June 30, 2015, from $1.1 billion and 19.2% of total assets at December 31, 2014. The increase is largely reflective of continued execution of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while adding diversification to the portfolio holdings. Portfolio activity during the first quarter included bond repositioning with the Federal Family Education Loan Program (“FFELP”) portfolio in order to obtain better risk adjusted returns, a reduction of shorter dated pass-throughs given anticipated prepays, and the purchases of cash flowing government sponsored collateralized mortgage backed obligations. Portfolio activity in the second quarter primarily included bond repositioning within several smaller odd-lots in order to make portfolio management more efficient. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2015, $1.06 billion, or 98.6% of the portfolio, was classified as available for sale, and $15.0 million of the portfolio was classified as held to maturity.
During the three and six months ended June 30, 2015, the Company recorded no write-downs for other-than-temporary impairments of its available for sale securities. The Company held $554.6 million in securities that are in an unrealized loss position at June 30, 2015; $474.3 million of this total had been in an unrealized loss position for less than twelve months with the remaining $80.3 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
Lending Activities
The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of June 30, 2015 and December 31, 2014:
Loan Portfolio Analysis

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,501,813	36.9%	$1,413,739	36.3%
Commercial	1,763,751	43.3	1,678,936	43.1
Construction	166,768	4.1	185,843	4.8
Total real estate loans	3,432,332	84.3	3,278,518	84.2
Commercial business loans	634,529	15.6	613,596	15.7
Installment and collateral loans	5,206	0.1	5,752	0.1
Total loans	4,072,067	100.0%	3,897,866	100.0%
Net deferred loan costs and premiums	5,559		4,006
Allowance for loan losses	(28,856)		(24,809)
Loans - net	$4,048,770		$3,877,063
As shown above, gross loans were $4.07 billion, an increase of $174.2 million, or 4.5%, at June 30, 2015 from year-end 2014.
Commercial real estate loans represent the largest segment of our loan portfolio at 43.3% of total loans and increased $84.8 million to $1.76 billion from December 31, 2014, reflecting increased production from the Company’s recently expanded commercial banking division. This division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2015, comprising 36.9% of total loans. The increase of $88.1 million from December 31, 2014 reflects net organic growth during the quarter. The Company had originations of both adjustable and fixed rate mortgages of $371.5 million during the first half of the year, reflecting both refinancing activity and loans for new home purchases.
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
Construction real estate loans totaled $166.8 million at June 30, 2015, a decrease of $19.1 million from December 31, 2014. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $24.3 million at June 30, 2015 compared to $13.2 million at December 31, 2014.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $142.5 million at June 30, 2015, approximately $45.5 million of which is residential use and $97.0 million is commercial use, compared to total commercial real estate construction loans of $172.6 million at December 31, 2014, $50.2 million of which was residential use and $122.4 million was commercial use.
Commercial business loans increased to $634.5 million at June 30, 2015 from $613.6 million at year-end. This category includes production from the Shared National Credit program. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At June 30, 2015	At December 31, 2014
Non-performing loans as a percentage of total loans	0.87%	0.83%
Non-performing assets as a percentage of total assets	0.63%	0.63%
Net charge-offs as a percentage of average loans (1)	0.20%	0.12%
Allowance for loan losses as a percentage of total loans	0.71%	0.64%
Allowance for loan losses to non-performing loans	81.57%	76.67%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2015 and December 31, 2014, loans totaling $830,000 and $4.8 million, respectively, were greater than 90 days past due and accruing, which represent purchased credit impaired loans from Legacy United for which an accretable fair value interest mark is being recognized and certain loans which management has evaluated and maintained on accrual status based on an evaluation of the borrower. At December 31, 2014, there was also a loan fully guaranteed by the U.S. Government past due 90 days or more and still accruing.
The following table details non-performing assets for the periods presented:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$12,377	34.76%	$12,018	34.74%
Commercial	10,989	30.87	10,663	30.82
Construction	1,334	3.75	611	1.77
Commercial business loans	5,315	14.93	4,872	14.08
Installment and collateral loans	13	0.04	25	0.07
Total non-accrual loans, excluding troubled debt restructured loans	30,028	84.35	28,189	81.48
Troubled debt restructurings - non-accruing	5,346	15.01	4,169	12.05
Total non-performing loans	35,374	99.36	32,358	93.53
Other real estate owned	227	0.64	2,239	6.47
Total non-performing assets	$35,601	100.00%	$34,597	100.00%
As displayed in the table above, non-performing assets at June 30, 2015 increased to $35.6 million compared to $34.6 million at December 31, 2014.
Non-accruing troubled debt restructured loans increased by $1.2 million since December 31, 2014, primarily due to an increase of $3.0 million for residential real estate troubled debt restructured loans, partially offset by a decrease in commercial real estate troubled debt restructured loans of $1.9 million. The increase in the residential real estate category reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments combined with a decline in home values related to these loans, is a driver of this increase. There has also been a slight shift from accrual to non-accrual status in residential real estate TDR loans. The decrease in commercial real estate loans reflects work-out efforts and charge-offs.
Residential real estate non-accrual loans increased $359,000 to $12.4 million at June 30, 2015. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate non-accrual loans increased $326,000 and commercial business non-accrual loans increased $443,000.
Non-accrual construction loans increased $723,000, primarily reflecting four commercial relationships totaling $1.3 million, of which $974,000 relates to construction for residential subdivisions.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the

TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of two loans restructured as TDR during the six months ended June 30, 2015, partially offset by paydowns and payoffs.
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At June 30, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$10,985	$11,638
Non-accrual status	5,346	4,169
Total recorded investment	$16,331	$15,807

Accruing TDRs performing under modified terms for more than one year	$5,153	$1,919
TDR allocated reserves included in the balance of allowance for loan losses	87	380
Additional funds committed to borrowers in TDR status	44	210
At June 30, 2015, the Company had impaired loans that had $1.2 million committed to be advanced.

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
TDRs, beginning of period	$15,913	$14,219	$15,807	$10,216
New TDR status	4,480	1,287	4,755	5,547
Paydowns/draws on existing TDRs, net	(3,600)	(1,342)	(3,769)	(1,599)
Charge-offs post modification	(462)	—	(462)	—
TDRs, end of period	$16,331	$14,164	$16,331	$14,164
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2015, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $28.9 million, or 0.71%, of total loans at June 30, 2015 as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2015 increased $339,000 to $450,000 compared to December 31, 2014. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2015 and 2014.

In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2015, the reserve for unfunded credit commitments was $1.2 million compared to a reserve for unfunded credit commitments of $1.3 million at December 31, 2014.
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
The following table presents deposits by category as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Demand deposits	$610,279	$602,359
NOW accounts	322,675	300,101
Regular savings and club accounts	528,827	528,614
Money market and investment savings	1,118,430	1,047,302
Total core deposits	2,580,211	2,478,376
Time deposits	1,602,040	1,556,935
Total deposits	$4,182,251	$4,035,311
Deposits totaled $4.18 billion at June 30, 2015, up $146.9 million from the balance at December 31, 2014. Core deposits increased $101.8 million, or 4.1%, from year end reflecting the promotion of retail and commercial money market products offered in a select market area and, to a lesser degree, promotional certificate of deposit specials.
Time deposits included brokered certificate of deposits of $272.1 million and $241.9 million at June 30, 2015 and December 31, 2014, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.33 billion at June 30, 2015. United Bank is a member of the Certificate Deposit Account Registry Service network.
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

The following table presents borrowings by category as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
FHLBB advances (1)	$673,355	$580,973
Subordinated debt (2)	79,386	79,288
Wholesale repurchase agreements	35,000	69,242
Customer repurchase agreements	31,858	41,335
Other	6,364	6,476
Total borrowings	$825,963	$777,314
(1)FHLBB advances include $4.4 million and $5.4 million of purchase accounting discounts at June 30, 2015 and December 31, 2014, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.2 million, and $75.0 million Subordinated Notes, net of associated deferred costs of $1.2 million at June 30, 2015 and December 31, 2014.
United Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings which are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLBB.
Total FHLBB advances increased $93.4 million to $668.9 million at June 30, 2015, exclusive of the purchase accounting mark adjustment on the advances, compared to $575.6 million at December 31, 2014. This increase is a result of the Company funding new loan growth. At June 30, 2015, all of the Company’s outstanding FHLBB advances were at fixed coupons ranging from 0.25% to 7.15%, with an average cost of 0.83%. FHLBB borrowings represented 11.9% and 10.6% of assets at June 30, 2015 and December 31, 2014, respectively.
Borrowings under reverse purchase agreements totaled $35.0 million and $69.2 million as of June 30, 2015 and December 31, 2014, respectively. The outstanding borrowings consisted of three individual agreements with remaining terms of four years or less and a weighted-average cost of 1.73%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $31.9 million and $41.3 million at June 30, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $79.4 million and $79.3 million at June 30, 2015 and December 31, 2014, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2015, $84.5 million of the Company’s assets were held in cash and cash equivalents compared to $87.0 million at December 31, 2014. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At June 30, 2015, the Company had $668.9 million in advances from the Federal Home Loan Bank of Boston and an additional available borrowing limit of $298.5 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $121.7 million at June 30, 2015. Internal policies limit wholesale borrowings to 30% of total assets, or $1.70 billion, at June 30, 2015. In addition, the Company has uncommitted federal funds line of credit with five counterparties totaling $122.5 million at June 30, 2015. No federal funds purchased were outstanding at June 30, 2015.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of June 30, 2015, the Bank had pledged 28 commercial loans, with outstanding balances totaling $196.0 million. Based on the amount of pledged collateral, the Bank had available liquidity of $151.8 million.
At June 30, 2015, the Company had outstanding commitments to originate loans of $288.3 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $737.6 million. At June 30, 2015, time deposits scheduled to mature in less than one year totaled $1.14 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2015, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 11, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	3.43%	5.68%
50 basis point decrease in rates	3.93%	6.11%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2015, income at risk over the next twelve months (i.e., the change in net interest income) decreased 3.43% and decreased 3.93% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2015.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended June 30, 2015:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2015	—	$—	5,041,915	254,394
May 1 - 31, 2015	—	—	5,041,915	254,394
June 1 - 30, 2015	—	—	5,041,915	254,394
Total	—	$—	5,041,915	254,394
(1)Includes dealer commission expense to purchase the securities.
In October 2014, the Company announced that it had adopted a third share repurchase program which commenced upon the completion of the second authorization. The third repurchase program allows for the purchase of an additional 2,566,283 shares, or approximately 5% of outstanding shares. The Company has no intentions at this time to terminate this plan. As of June 30, 2015, there were 254,394 maximum shares that may yet be purchased under this publicly announced plan.

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
United Financial Bancorp, Inc.

By:	/s/ Eric R. Newell
Eric R. Newell
EVP, Chief Financial Officer and Treasurer
Date: August 7, 2015