Form 10-Q
period 2015-09-30
United Financial Bancorp, Inc.
filed 2015-11-06
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.
Commission File Number: 001-35028

UNITED FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 49,540,490 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

(In thousands, except share data) (Unaudited)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$38,534	$43,416
Short-term investments	59,776	43,536
Total cash and cash equivalents	98,310	86,952
Available-for-sale securities - at fair value	1,080,393	1,053,011
Held-to-maturity securities - at amortized cost	14,715	15,368
Loans held for sale	13,511	8,220
Loans receivable (net of allowance for loan losses of $30,832 at September 30, 2015 and $24,809 at December 31, 2014)	4,185,032	3,877,063
Federal Home Loan Bank of Boston stock	40,814	31,950
Accrued interest receivable	15,477	14,212
Deferred tax asset, net	31,554	33,833
Premises and equipment, net	55,919	57,665
Goodwill	115,281	115,240
Core deposit intangible	7,939	9,302
Cash surrender value of bank-owned life insurance	125,186	122,622
Other real estate owned	258	2,239
Other assets	58,633	49,132
Total assets	$5,843,022	$5,476,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$622,535	$602,359
Interest-bearing	3,640,436	3,432,952
Total deposits	4,262,971	4,035,311
Mortgagors’ and investors’ escrow accounts	8,108	13,004
Advances from the Federal Home Loan Bank	746,549	580,973
Other borrowings	147,316	196,341
Accrued expenses and other liabilities	56,626	48,772
Total liabilities	5,221,570	4,874,401

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 and 60,000,000 shares; 49,517,538 and 49,537,700 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively)	513,831	514,189
Additional paid-in capital	14,000	16,007
Unearned compensation - ESOP	(5,979)	(6,150)
Retained earnings	107,788	84,852
Accumulated other comprehensive loss, net of tax	(8,188)	(6,490)
Total stockholders’ equity	621,452	602,408
Total liabilities and stockholders’ equity	$5,843,022	$5,476,809

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data) (Unaudited)	2015	2014	2015	2014
Interest and dividend income:
Loans	$41,878	$40,119	$123,658	$92,329
Securities - taxable interest	4,907	5,180	14,947	11,064
Securities - non-taxable interest	2,080	1,495	6,353	3,319
Securities - dividends	708	381	1,554	893
Interest-bearing deposits	52	26	119	65
Total interest and dividend income	49,625	47,201	146,631	107,670
Interest expense:
Deposits	5,319	3,990	15,643	9,294
Borrowed funds	2,663	1,018	7,099	2,396
Total interest expense	7,982	5,008	22,742	11,690
Net interest income	41,643	42,193	123,889	95,980
Provision for loan losses	3,252	2,633	9,225	5,163
Net interest income after provision for loan losses	38,391	39,560	114,664	90,817
Non-interest income:
Service charges and fees	5,960	3,657	15,434	9,179
Gain (loss) on sales of securities, net	(59)	430	639	1,287
Income from mortgage banking activities	2,257	978	7,618	2,769
Bank-owned life insurance income	893	873	2,557	2,145
Net loss on limited partnership investments	(991)	(2,176)	(2,337)	(2,176)
Other income (loss)	(242)	314	113	400
Total non-interest income	7,818	4,076	24,024	13,604
Non-interest expense:
Salaries and employee benefits	16,994	17,791	50,161	42,574
Service bureau fees	1,828	3,016	5,114	5,875
Occupancy and equipment	3,343	3,278	11,600	7,586
Professional fees	1,581	1,081	3,280	2,365
Marketing and promotions	587	367	1,843	876
FDIC insurance assessments	750	785	2,651	1,735
Other real estate owned	25	136	202	569
Core deposit intangible amortization	433	481	1,363	802
Merger related expense	—	4,008	—	26,782
Other	6,335	3,979	16,676	10,192
Total non-interest expense	31,876	34,922	92,890	99,356
Income before income taxes	14,333	8,714	45,798	5,065
Provision (benefit) for income taxes	952	(1,271)	6,060	(296)
Net income	$13,381	$9,985	$39,738	$5,361
Net income per share:
Basic	$0.27	$0.19	$0.81	$0.13
Diluted	$0.27	$0.19	$0.81	$0.13
Weighted-average shares outstanding:
Basic	48,931,203	52,162,635	48,829,193	40,301,620
Diluted	49,429,809	52,750,658	49,339,271	40,636,247

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2015	2014	2015	2014
Net income	$13,381	$9,985	$39,738	$5,361
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	7,771	(3,858)	2,719	9,022
Reclassification adjustment for (gains) losses realized in operations (1)	59	(430)	(639)	(1,287)
Net unrealized gains (losses)	7,830	(4,288)	2,080	7,735
Tax effect - benefit (expense)	(2,820)	1,544	(756)	(2,670)
Net-of-tax amount - securities available for sale	5,010	(2,744)	1,324	5,065
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	(4,898)	36	(5,533)	(4,851)
Reclassification adjustment for expense realized in operations (2)	—	—	12	—
Net unrealized gains (losses)	(4,898)	36	(5,521)	(4,851)
Tax effect - benefit (expense)	1,764	(13)	1,989	1,672
Net-of-tax amount - interest rate swaps	(3,134)	23	(3,532)	(3,179)
Defined benefit pension plans:
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (3)	185	—	554	—
Tax effect - benefit (expense)	(71)	—	(64)	—
Net-of-tax amount - pension plans	114	—	490	—
Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (4)	2	8	5	16
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (4)	6	—	16	(7)
Losses arising during the period	—	(3)	—	(1)
Change in losses and prior service costs	8	5	21	8
Tax effect - benefit (expense)	(3)	(1)	(1)	(2)
Net-of-tax amount - post-retirement plans	5	4	20	6
Net-of-tax amount - pension and post-retirement plans	119	4	510	6
Total other comprehensive income (loss)	1,995	(2,717)	(1,698)	1,892
Comprehensive income	$15,376	$7,268	$38,040	$7,253

(1)
Amounts are included in gain (loss) on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax (expense) benefit associated with the reclassification adjustment was $21 and $(162) for the three months ended September 30, 2015 and 2014, respectively, and $(230) and $(463) for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the nine months ended September 30, 2015 was $4.

(3)
Amounts are included in salaries and employee benefits in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the three and nine months ended September 30, 2015 was $67 and $200, respectively.

(4)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for prior period service costs for the three months ended September 30, 2015 and 2014 was $1 and $1, respectively, and $2 and $2, for the nine months ended September 30, 2015 and 2014, respectively. Income tax benefit (expense) associated with the reclassification adjustment of the losses (gains) recognized in net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014, was $2 and $0, respectively and $6, and $(2), respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	—	$—	$602,408
Comprehensive income	—	—	—	—	39,738	(1,698)	—	—	38,040
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	—	—	(5,171)
Share-based compensation expense	—	—	689	—	—	—	—	—	689
ESOP shares released or committed to be released	—	—	51	171	—	—	—	—	222
Shares issued for stock options exercised and SARs	349,387	4,657	(2,047)	—	—	—	—	—	2,610
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(18,044)	(184)	(67)	—	—	—	—	—	(251)
Tax benefit from stock-based awards	—	—	(293)	—	—	—	—	—	(293)
Dividends paid ($0.34 per common share)	—	—	—	—	(16,802)	—	—	—	(16,802)
Forfeited unvested restricted stock	(1,135)	—	—	—	—	—	—	—	—
Balance at September 30, 2015	49,517,538	$513,831	$14,000	$(5,979)	$107,788	$(8,188)	—	$—	$621,452

Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	5,361	1,892	—	—	7,253
Issuance of common stock for acquisition of United Financial Bancorp, Inc.	26,706,401	356,365	—	—	—	—	—	—	356,365
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(304,895)	(3,853)	—	—	—	—	—	—	(3,853)
Share-based compensation expense	—	—	3,608	—	—	—	—	—	3,608
ESOP shares released or committed to be released	—	—	530	751	—	—	—	—	1,281
Shares issued for stock options exercised	213,585	3,009	(1,923)	—	—	—	(11,616)	137	1,223
Shares issued for restricted stock grants	133,943	1,752	(1,752)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(97,370)	(322)	(992)	—	—	—	—	—	(1,314)
Tax benefit from stock-based awards	—	—	549	—	—	—	—	—	549
Dividends paid ($0.30 per common share)	—	—	—	—	(13,128)	—	—	—	(13,128)
Balance at September 30, 2014	52,631,684	$556,501	$15,828	$(6,400)	$88,311	$(2,874)	—	$—	$651,366

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2015	2014
Cash flows from operating activities:
Net income	$39,738	$5,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	3,934	1,762
Accretion of intangible assets and purchase accounting marks	(9,034)	(7,968)
Amortization of subordinated debt issuance costs	95	3
Share-based compensation expense	689	3,608
ESOP expense	222	1,281
Loss on extinguishment of debt	—	288
Tax benefit from stock-based awards	293	(549)
Provision for loan losses	9,225	5,163
Gain on sales of securities, net	(639)	(1,287)
Loans originated for sale	(290,795)	(103,368)
Principal balance of loans sold	285,504	99,841
(Increase) decrease in mortgage servicing asset	(1,266)	39
Gain on sales of other real estate owned	(166)	(209)
Net change in mortgage banking fair value adjustments	(836)	(486)
Loss on disposal of equipment	193	—
Write-downs of other real estate owned	118	134
Depreciation and amortization	3,997	2,537
Loss on limited partnerships	2,337	2,176
Deferred income tax expense	3,447	5,631
Increase in cash surrender value of bank-owned life insurance	(2,557)	(2,145)
Net change in:
Deferred loan fees and premiums	(2,240)	(932)
Accrued interest receivable	(1,265)	(2,737)
Other assets	(16,834)	(18,376)
Accrued expenses and other liabilities	11,002	(442)
Net cash provided by (used in) operating activities	35,162	(10,675)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	195,335	308,603
Proceeds from calls and maturities of available-for-sale securities	16,655	15,043
Principal payments on available-for-sale securities	67,277	44,475
Principal payments on held-to-maturity securities	630	601
Purchases of available-for-sale securities	(308,253)	(622,303)
Purchases of held-to-maturity securities	—	(2,342)
Cash acquired from United Financial Bancorp, Inc.	—	25,410
Redemption of FHLBB stock	—	2,297
Purchase of FHLBB stock	(8,864)	—
Proceeds from sale of other real estate owned	2,232	3,359
Purchases of loans	(11,348)	(8,298)
Loan originations, net of principal repayments	(297,971)	(203,691)
Purchases of premises and equipment	(3,186)	(10,036)
Proceeds from sale of equipment	192	—

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded

	For the Nine Months Ended September 30,
(In thousands) (Unaudited)	2015	2014
Net cash used in investing activities	(347,301)	(446,882)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	20,176	60,050
Net increase in interest-bearing deposits	210,249	292,715
Net decrease in mortgagors’ and investors’ escrow accounts	(4,896)	(1,751)
Net increase in short-term FHLBB advances	57,200	73,790
Repayments of long-term FHLBB advances	(6,977)	(15,239)
Proceeds from long-term FHLBB advances	116,800	—
Net change in other borrowings	(49,148)	30,506
Proceeds from issuance of subordinated debt, net of issuance costs	—	73,759
Proceeds from exercise of stock options and SARs	2,610	1,223
Common stock repurchased	(5,171)	(3,853)
Cancellation of shares for tax withholding	(251)	(1,314)
Tax benefit from share-based awards	(293)	549
Cash dividend paid on common stock	(16,802)	(13,128)
Net cash provided by financing activities	323,497	497,307
Net increase in cash and cash equivalents	11,358	39,750
Cash and cash equivalents, beginning of period	86,952	45,235
Cash and cash equivalents, end of period	$98,310	$84,985

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$25,757	$14,773
Income taxes, net	(6,719)	3,599
Transfer of loans to other real estate owned	318	2,018
Decrease in due to broker, investment purchases	(1,105)	(5,893)
(Decrease) increase in due to broker, common stock buyback	(523)	995

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The Company, headquartered in Glastonbury, Connecticut, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
Interest-Imputation of Interest.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Business Combinations
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which aims to simplify accounting for adjustments made to provisional amounts recognized in a business combination. The requirement to retrospectively apply measurement-period adjustments to provisional amounts was eliminated. The new guidance requires that the acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. In addition, an entity is required to present separately, on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. This ASU is not expected to have an impact on the Company’s historical Consolidated Financial Statements.
Intangibles-Goodwill and Other-Internal-Use Software
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides criteria for customers in a cloud computing arrangement to determine whether the arrangement includes a license of software. When a cloud computing arrangement includes a license of software, the customer will capitalize the fee attributable to the software license portion of the arrangement when the criteria for capitalization of internal-use software are met. When a cloud computing arrangement does not include a license of software, the customer will account for the arrangement as a service contract and expense the cost as the services are received. The ASU supersedes the guidance that required companies to analogize to lease accounting when determining the asset acquired in a software licensing arrangement. Entities may elect to adopt the ASU either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. For public business entities, the standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. For all other entities, the standard is effective for annual periods beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. Entities that elect prospective transition should disclose the nature of, and reason for, the change in accounting policy, the transition method, and a qualitative description of the financial statement line items affected by the change. Entities that elect retrospective transition should also disclose quantitative information about the effects of the accounting change. This information should include the cumulative effect of the change on retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the earliest period presented. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at September 30, 2015 and December 31, 2014 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,156	$41	$(127)	$10,070
Government-sponsored residential mortgage-backed securities	109,138	1,111	(127)	110,122
Government-sponsored residential collateralized debt obligations	297,566	3,874	(148)	301,292
Government-sponsored commercial mortgage-backed securities	53,825	1,538	(12)	55,351
Government-sponsored commercial collateralized debt obligations	130,740	2,000	(16)	132,724
Asset-backed securities	164,764	572	(1,331)	164,005
Corporate debt securities	66,947	44	(2,097)	64,894
Obligations of states and political subdivisions	201,447	326	(2,508)	199,265
Total debt securities	1,034,583	9,506	(6,366)	1,037,723
Marketable equity securities, by sector:
Banks	39,612	414	(573)	39,453
Industrial	109	24	—	133
Mutual funds	2,847	87	(3)	2,931
Oil and gas	131	22	—	153
Total marketable equity securities	42,699	547	(576)	42,670
Total available-for-sale securities	$1,077,282	$10,053	$(6,942)	$1,080,393
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,369	$823	$—	$13,192
Government-sponsored residential mortgage-backed securities	2,346	258	—	2,604
Total held-to-maturity securities	$14,715	$1,081	$—	$15,796

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,965	$94	$(237)	$6,822
Government-sponsored residential mortgage-backed securities	165,199	2,379	(159)	167,419
Government-sponsored residential collateralized debt obligations	237,128	1,365	(360)	238,133
Government-sponsored commercial mortgage-backed securities	67,470	1,081	(253)	68,298
Government-sponsored commercial collateralized debt obligations	129,547	737	(598)	129,686
Asset-backed securities	181,198	272	(2,715)	178,755
Corporate debt securities	43,907	35	(1,697)	42,245
Obligations of states and political subdivisions	194,857	1,572	(657)	195,772
Total debt securities	1,026,271	7,535	(6,676)	1,027,130
Marketable equity securities, by sector:
Banks	22,645	277	(340)	22,582
Industrial	109	76	—	185
Mutual funds	2,824	89	(3)	2,910
Oil and gas	131	73	—	204
Total marketable equity securities	25,709	515	(343)	25,881
Total available-for-sale securities	$1,051,980	$8,050	$(7,019)	$1,053,011
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,397	$1,006	$—	$13,403
Government-sponsored residential mortgage-backed securities	2,971	339	—	3,310
Total held-to-maturity securities	$15,368	$1,345	$—	$16,713

At September 30, 2015, the net unrealized gain on securities available for sale of $3.1 million, net of an income tax expense of $1.1 million, or $2.0 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition. The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$350	$350	$—	$—
After 1 year through 5 years	11,526	11,360	1,196	1,222
After 5 years through 10 years	62,814	62,183	—	—
After 10 years	203,860	200,336	11,173	11,970
	278,550	274,229	12,369	13,192
Government-sponsored residential mortgage-backed securities	109,138	110,122	2,346	2,604
Government-sponsored residential collateralized debt obligations	297,566	301,292	—	—
Government-sponsored commercial mortgage-backed securities	53,825	55,351	—	—
Government-sponsored commercial collateralized debt obligations	130,740	132,724	—	—
Asset-backed securities	164,764	164,005	—	—
Total debt securities	$1,034,583	$1,037,723	$14,715	$15,796
At September 30, 2015, the Company had 91 securities with a fair value of $364.7 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2014, the Company had 219 securities with a fair value of $336.3 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended September 30, 2015 and 2014, gross gains of $185,000 and $629,000, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $244,000 and $199,000 realized on the sale of available-for-sale securities for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, gross gains of $2.4 million and $1.9 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $1.8 million and $645,000 realized on the sale of available-for-sale securities for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of September 30, 2015, the fair value of the obligations of states and political subdivisions portfolio was $212.5 million, with no significant geographic/issuer exposure concentrations. Of the total revenue and general obligations of $212.5 million, $101.1 million were representative of general obligation bonds for which $78.2 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,866	$(127)	$4,866	$(127)
Government-sponsored residential mortgage-backed securities	29,768	(103)	7,437	(24)	37,205	(127)
Government-sponsored residential collateralized debt obligations	27,326	(136)	3,700	(12)	31,026	(148)
Government-sponsored commercial mortgage-backed securities	—	—	2,994	(12)	2,994	(12)
Government-sponsored commercial collateralized debt obligations	3,564	(16)	—	—	3,564	(16)
Asset-backed securities	57,609	(499)	34,197	(832)	91,806	(1,331)
Corporate debt securities	45,670	(447)	9,522	(1,650)	55,192	(2,097)
Obligations of states and political subdivisions	127,048	(2,023)	19,241	(485)	146,289	(2,508)
Total debt securities	290,985	(3,224)	81,957	(3,142)	372,942	(6,366)
Marketable equity securities	24,294	(376)	5,408	(200)	29,702	(576)
Total available-for-sale securities	$315,279	$(3,600)	$87,365	$(3,342)	$402,644	$(6,942)

December 31, 2014
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$4,757	$(237)	$4,757	$(237)
Government-sponsored residential mortgage-backed securities	1,492	(11)	19,785	(148)	21,277	(159)
Government-sponsored residential collateralized debt obligations	35,769	(124)	17,443	(236)	53,212	(360)
Government-sponsored commercial mortgage-backed securities	14,118	(15)	16,337	(238)	30,455	(253)
Government-sponsored commercial collateralized debt obligations	62,477	(551)	4,991	(47)	67,468	(598)
Asset-backed securities	128,808	(2,080)	20,146	(635)	148,954	(2,715)
Corporate debt securities	30,634	(501)	5,054	(1,196)	35,688	(1,697)
Obligations of states and political subdivisions	55,029	(419)	18,568	(238)	73,597	(657)
Total debt securities	328,327	(3,701)	107,081	(2,975)	435,408	(6,676)
Marketable equity securities	12,716	(340)	140	(3)	12,856	(343)
Total available-for-sale securities	$341,043	$(4,041)	$107,221	$(2,978)	$448,264	$(7,019)
Of the securities summarized above as of September 30, 2015, 119 issues had unrealized losses equaling 1.1% of the amortized cost basis for less than twelve months and 75 issues had an unrealized loss of 3.7% of the amortized cost basis for twelve months or more. There were no unrealized losses on debt securities held to maturity at September 30, 2015. As of December 31, 2014, 155 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 78 issues had unrealized losses equaling 2.7% of the amortized cost basis for twelve months or more.

Management believes that no individual unrealized loss as of September 30, 2015 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2015.
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
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment, as the security reprices quarterly to the three month LIBOR and market spreads on similar newly issued securities have increased. No loss of principal is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by overall wider credit spreads.
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
Marketable equity securities. The unrealized loss on marketable equity securities largely pertains to widening credit spreads for trust preferred and preferred equity investments (similar to the corporate debt investments mentioned above) that resulted in a negative impact to the respective securities’ pricing, relative to the time of purchase.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Real estate loans:
Residential	$1,525,966	$1,413,739
Commercial	1,878,231	1,678,936
Construction	180,622	185,843
Total real estate loans	3,584,819	3,278,518
Commercial business loans	619,563	613,596
Installment and collateral loans	5,236	5,752
Total loans	4,209,618	3,897,866
Net deferred loan costs and premiums	6,246	4,006
Allowance for loan losses	(30,832)	(24,809)
Loans - net	$4,185,032	$3,877,063
Acquired Loans
Gross loans acquired from the Legacy United merger on April 30, 2014 totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. Loans acquired and determined to be impaired totaled $18.5 million.
The impaired loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At September 30, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $5.7 million and the aggregate outstanding principal balance was $9.3 million.
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

(1)	Prepayments were not factored into the expected cash flows
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three and nine months ended September 30, 2015 and 2014:

(In thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(570)	$(1,908)	$(1,587)	$—
Acquisition	—	—	—	(2,235)
Accretion	1	260	178	587
Reclassification to nonaccretable balance	42	—	882	—
Paid off	114	—	114	—
Balance at end of period	$(413)	$(1,648)	$(413)	$(1,648)
A reclassification of $882,000 from the accretable balance to the nonaccretable balance occurred during the nine months ended September 30, 2015 due to the impact on the accretable marks caused by reductions in expected cash flows for the ASC 310-30 loans.

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
At September 30, 2015, the Company had a loan loss allowance of $30.8 million, or 0.73%, of total loans as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
For acquired loans, our allowance for loan losses is estimated based upon our evaluation of the credit quality of the acquired loan portfolio or expected cash flows for the acquired PCI loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans, in excess of any existing purchase accounting discounts.
Allocated component
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated costs to sell, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and installment and collateral loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.
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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and installment and collateral loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. Residential real estate and installment loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm throughout the year and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.
The following table presents the Company’s loans by risk rating at September 30, 2015 and December 31, 2014:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
September 30, 2015
Loans rated 1-5	$1,504,201	$1,795,507	$166,986	$589,901	$5,225
Loans rated 6	1,428	42,493	9,656	9,103	—
Loans rated 7	20,337	40,231	3,980	20,446	11
Loans rated 8	—	—	—	113	—
Loans rated 9	—	—	—	—	—
	$1,525,966	$1,878,231	$180,622	$619,563	$5,236

December 31, 2014
Loans rated 1-5	$1,396,866	$1,606,420	$174,629	$570,808	$5,488
Loans rated 6	1,981	28,616	4,652	21,589	—
Loans rated 7	14,892	43,900	6,562	21,154	264
Loans rated 8	—	—	—	45	—
Loans rated 9	—	—	—	—	—
	$1,413,739	$1,678,936	$185,843	$613,596	$5,752

Activity in the allowance for loan losses for the periods ended September 30, 2015 and 2014 were as follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
Three Months Ended September 30, 2015
Balance, beginning of period	$9,047	$11,958	$1,963	$5,334	$104	$450	$28,856
Provision (credit) for loan losses	1,138	1,391	(224)	690	57	200	3,252
Loans charged off	(371)	(215)	—	(840)	(70)	—	(1,496)
Recoveries of loans previously charged off	75	—	—	121	24	—	220
Balance, end of period	$9,889	$13,134	$1,739	$5,305	$115	$650	$30,832

Three Months Ended September 30, 2014
Balance, beginning of period	$7,000	$7,866	$864	$5,217	$25	$371	$21,343
Provision (credit) for loan losses	1,184	2,091	179	(551)	18	(288)	2,633
Loans charged off	(935)	(750)	—	—	(14)	—	(1,699)
Recoveries of loans previously charged off	25	—	—	—	2	—	27
Balance, end of period	$7,274	$9,207	$1,043	$4,666	$31	$83	$22,304

Nine Months Ended September 30, 2015
Balance, beginning of period	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
Provision for loan losses	2,648	4,421	771	651	195	539	9,225
Loans charged off	(922)	(837)	(502)	(1,793)	(239)	—	(4,293)
Recoveries of loans previously charged off	236	132	—	639	84	—	1,091
Balance, end of period	$9,889	$13,134	$1,739	$5,305	$115	$650	$30,832

Nine Months Ended September 30, 2014
Balance, beginning of period	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	2,175	1,669	214	1,250	19	(164)	5,163
Loans charged off	(1,430)	(750)	—	(51)	(34)	—	(2,265)
Recoveries of loans previously charged off	133	—	—	73	17	—	223
Balance, end of period	$7,274	$9,207	$1,043	$4,666	$31	$83	$22,304

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2015 and December 31, 2014 follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
September 30, 2015
Allowance related to loans individually evaluated and deemed impaired	$23	$47	$22	$145	$—	$—	$237
Allowance related to loans collectively evaluated and not deemed impaired	9,866	13,087	1,717	5,160	115	650	30,595
Allowance related to loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$9,889	$13,134	$1,739	$5,305	$115	$650	$30,832

Loans deemed impaired	$20,052	$18,168	$4,001	$6,022	$9	$—	$48,252
Loans not deemed impaired	1,505,914	1,855,770	176,061	612,721	5,227	—	4,155,693
Loans acquired with deteriorated credit quality	—	4,293	560	820	—	—	5,673
Total loans	$1,525,966	$1,878,231	$180,622	$619,563	$5,236	$—	$4,209,618
December 31, 2014
Allowance related to loans individually evaluated and deemed impaired	$28	$316	$33	$882	$—	$—	$1,259
Allowance related to loans collectively evaluated and not deemed impaired	7,899	9,102	1,437	4,710	75	111	23,334
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	216
Total allowance for loan losses	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809

Loans deemed impaired	$15,981	$19,514	$2,610	$5,846	$46	$—	$43,997
Loans not deemed impaired	1,397,758	1,654,917	180,548	604,055	5,706	—	3,842,984
Loans acquired with deteriorated credit quality	—	4,505	2,685	3,695	—	—	10,885
Total loans	$1,413,739	$1,678,936	$185,843	$613,596	$5,752	$—	$3,897,866
Management has established the allowance for loan loss in accordance with GAAP at September 30, 2015 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2015 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2015 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at September 30, 2015 and December 31, 2014, including purchased credit impaired loans:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
September 30, 2015
Real estate loans:
Residential	$1,587	$2,162	$9,509	$13,258	$432	$18,874
Commercial	8,316	4,053	7,520	19,889	165	11,749
Construction	436	62	2,325	2,823	1,173	1,604
Commercial business loans	474	704	2,833	4,011	113	4,609
Installment and collateral	39	—	3	42	3	9
Total	$10,852	$6,981	$22,190	$40,023	$1,886	$36,845

December 31, 2014
Real estate loans:
Residential	$18,913	$3,954	$7,320	$30,187	$—	$13,972
Commercial	7,734	3,967	9,509	21,210	2,361	12,514
Construction	1,403	227	695	2,325	84	611
Commercial business loans	2,782	3,812	7,486	14,080	2,307	5,217
Installment and collateral	34	—	12	46	—	44
Total	$30,866	$11,960	$25,022	$67,848	$4,752	$32,358
At September 30, 2015, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans, for which an accretable fair value interest mark is being recognized. Additionally, there were certain loans evaluated by management and maintained on accrual status based on an evaluation of the borrower. At December 31, 2014, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.
The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$19,022	$22,512	$—	$15,233	$17,143	$—
Commercial	18,000	20,268	—	18,408	21,202	—
Construction	3,352	3,439	—	2,384	2,441	—
Commercial business loans	5,325	7,060	—	3,804	6,129	—
Installment and collateral loans	9	11	—	46	46	—
Total	45,708	53,290	—	39,875	46,961	—
Impaired loans with a valuation allowance:
Real estate loans:
Residential	$1,030	$1,045	$23	$748	$892	$28
Commercial	168	172	47	1,106	1,271	316
Construction	649	649	22	226	226	33
Commercial business loans	697	697	145	2,042	2,098	882
Total	2,544	2,563	237	4,122	4,487	1,259
Total impaired loans	$48,252	$55,853	$237	$43,997	$51,448	$1,259

The following is a summary of average recorded investment in impaired loans with and without a valuation allowance and interest income recognized on those loans for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$18,062	$817	$11,974	$14
Commercial	17,435	452	10,356	47
Construction	3,450	19	2,332	20
Commercial business loans	5,940	480	3,113	—
Installment and collateral loans	19	8	223	—
Total	44,906	1,776	27,998	81
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,033	13	1,287	10
Commercial	412	—	1,305	—
Construction	417	7	—	—
Commercial business loans	539	13	370	1
Total	2,401	33	2,962	11
	$47,307	$1,809	$30,960	$92

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$16,915	$1,215	$10,684	$193
Commercial	17,956	986	9,305	109
Construction	3,253	63	2,655	54
Commercial business loans	5,561	779	2,213	19
Installment and collateral loans	28	9	126	1
Total	43,713	3,052	24,983	376
Impaired loans with a valuation allowance:
Real estate loans:
Residential	704	37	1,223	67
Commercial	585	6	653	—
Construction	311	20	—	—
Commercial business loans	975	25	185	7
Total	2,575	88	2,061	74
	$46,288	$3,140	$27,044	$450

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
The following table provides detail of TDR balances for the periods presented:

(In thousands)	At September 30, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$11,407	$11,638
Non-accrual status	4,605	4,169
Total recorded investment in TDRs	$16,012	$15,807

Accruing TDRs performing under modified terms more than one year	$4,386	$1,919
Specific reserves for TDRs included in the balance of allowance for loan losses	$95	$380
Additional funds committed to borrowers in TDR status	$—	$210
Loans restructured as TDRs during the three and nine months ended September 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2015
Residential real estate	7	$514	$514	24	$3,166	$3,163
Commercial real estate	—	—	—	2	791	791
Construction	—	—	—	2	564	564
Commercial business	3	592	592	5	1,340	1,340
Installment and collateral	—	—	—	—	—	—
Total troubled debt restructuring	10	$1,106	$1,106	33	$5,861	$5,858

September 30, 2014
Residential real estate	—	$—	$—	6	$1,412	$1,412
Commercial real estate	2	392	392	3	674	674
Construction	—	—	—	13	3,853	3,853
Commercial business	—	—	—	—	—	—
Installment and collateral	—	—	—	—	—	—
Total troubled debt restructuring	2	$392	$392	22	$5,939	$5,939

The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended September 30,
	2015					2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$39	$121	$—	$354	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	110	282	—	—
Construction	—	—	—	—	—	—	—	—	—
Commercial business	585	—	7	—	—	—	—	—	—
	$585	$39	$128	$—	$354	$110	$282	$—	$—

	Nine Months Ended September 30,
	2015					2014
(In thousands)	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Payment Deferral	Other
Residential real estate	$—	$940	$465	$814	$947	$—	$884	$—	$528
Commercial real estate	538	—	253	—	—	110	564	—	—
Construction	564	—	—	—	—	3,672	—	—	181
Commercial business	1,333	—	7	—	—	—	—	—	—
	$2,435	$940	$725	$814	$947	$3,782	$1,448	—	$709
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	September 30, 2015		September 30, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	3	$402	—	$—
Commercial real estate	7	1,239	2	3,395
	10	$1,641	2	$3,395
The majority of restructured loans were on accrual status as of September 30, 2015 and December 31, 2014. The financial impact of TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the troubled debt restructuring process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $769.4 million and $559.1 million as of September 30, 2015 and December 31, 2014, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2015 and December 31, 2014 was determined using pretax internal rates of return ranging from 8.4% to 11.5% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 213 and 187, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and nine months ended September 30, 2015, the Company received servicing income in the amount of $310,000 and $799,000, respectively, which compares to $287,000 and $783,000 for the same respective periods of 2014. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.

Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2015 and 2014. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$5,994	$4,554	$4,729	$4,103
Addition of Legacy United MSRs	—	—	—	764
Change in fair value recognized in net income	(888)	(103)	(888)	(734)
Issuances	889	455	2,154	773
Fair value of mortgage servicing rights at end of period	$5,995	$4,906	$5,995	$4,906

Note 5.	Merger
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
The following table summarizes the Merger on April 30, 2014:

(Dollars and shares in thousands)
		Transaction Related Items
Legacy United		Goodwill	Other Identifiable Intangibles	Shares Issued	Value of Legacy United Exercisable Options	Total Purchase Price
Balance at April 30, 2014
Assets	Equity
$2,442,525	$304,505	$114,211	$10,585	26,706	$4,909	$356,394

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

Note 6.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

(In thousands)	Goodwill	Core Deposit Intangibles
Balance at December 31, 2013	$1,070	$—
Acquisition of Legacy United	114,170	10,585
Amortization expense	—	(1,283)
Balance at December 31, 2014	115,240	9,302
Adjustments	41	—
Amortization expense	—	(1,363)
Balance at September 30, 2015	$115,281	$7,939

Estimated amortization expense for the years ending December 31,
2015 (remaining three months)		$433
2016		1,604
2017		1,411
2018		1,219
2019		1,026
2020 and thereafter		2,246
Total remaining		$7,939
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $433,000 and $1.4 million for the three and nine months ended September 30, 2015.

Note 7.	Borrowings
FHLBB Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2015 and December 31, 2014 are summarized below:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
2015	$256,000	0.37%	$435,763	0.38%
2016	243,115	0.53	19,714	1.53
2017	126,000	1.92	66,000	2.72
2018	81,044	1.52	16,784	2.19
2019 and thereafter	36,425	1.89	37,300	1.89
	$742,584	0.89%	$575,561	0.84%
The total carrying value of FHLBB advances at September 30, 2015 was $746.5 million, which includes a remaining fair value adjustment of $4.0 million on advances acquired in the Merger. At December 31, 2014, the total carrying value of FHLBB advances was $581.0 million, with a remaining fair value adjustment of $5.4 million.
At September 30, 2015, eight advances totaling $41.0 million with interest rates ranging from 3.19% to 4.49%, which are scheduled to mature between 2017 and 2018, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.01 billion and $853.8 million at September 30, 2015 and December 31, 2014, respectively.

In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at September 30, 2015 and December 31, 2014. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At September 30, 2015, the Bank could borrow immediately an additional $220.9 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Subordinated debentures	$79,437	$79,288
Wholesale repurchase agreements	35,000	69,242
Customer repurchase agreements	26,572	41,335
Other	6,307	6,476
Total other borrowings	$147,316	$196,341
Subordinated Debentures
At September 30, 2015 and December 31, 2014, the carrying value of the Company’s subordinated debentures totaled $79.4 million and $79.3 million, respectively.
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
The Company assumed junior subordinated debt as a result of the Merger in 2014 in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.2 million at September 30, 2015. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of September 30, 2015 and December 31, 2014:

	Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
September 30, 2015
Repurchase Agreements
U.S. Treasury and agency securities	$26,572	$15,000	$—	$20,000	$61,572

December 31, 2014
Repurchase Agreements
U.S. Treasury and agency securities	$41,335	$49,242	$—	$20,000	$110,577
As of September 30, 2015 and December 31, 2014, advances outstanding under wholesale reverse repurchase agreements totaled $35.0 million and $69.2 million, respectively. The outstanding advances at September 30, 2015 consisted of three individual borrowings with remaining terms of four years or less and a weighted average cost of 1.75%. The outstanding advances at December 31, 2014 had a weighted average cost of 1.07%. The Company pledged investment securities with a market value of $40.3 million and $78.5 million as collateral for these borrowings at September 30, 2015 and December 31, 2014, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of September 30, 2015 and December 31, 2014, retail repurchase agreements totaled $26.6 million and $41.3 million, respectively. The Company pledged investment securities with a market value of $38.3 million and $50.8 million as collateral for these borrowings at September 30, 2015 and December 31, 2014, respectively.
Given that the repurchase agreements are secured by investment securities valued at market value, the collateral position is susceptible to change based upon variation in the market vale of the securities that can arise due to fluctuations in interest rates, among other things. In the event that the interest rate changes result in a decrease in the value of the pledged securities, additional securities will be required to be pledged in order to secure the borrowings. Due to the short term nature of the majority of the repurchase agreements, Management believes the risk of further encumbered securities pose a minimal impact to the Company’s liquidity position.
Other
Other borrowings consist of a secured borrowing and capital lease obligations. The secured borrowing relates to the transfer of a financial asset that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, it is accounted for as a secured borrowing and classified as long-term debt on the Consolidated Statements of Condition. The Company has capital lease obligations for three of its leased banking branches.

Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $113.2 million at a cost of 0.47% at September 30, 2015 and $111.8 million at a cost of 0.47% at December 31, 2014. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with five counterparties totaling $137.5 million at September 30, 2015.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2015 and December 31, 2014 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
September 30, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	6.00	TBD	(1)	2.54%		$(4,318)
Interest rate swaps	75,000	5.08	0.30%		1.82%		(2,199)
Fair value hedges:
Interest rate swaps	35,000	1.98	1.04%		0.27%	(2)	220
Non-hedging derivatives:
Forward loan sale commitments	41,068	0.00					25
Derivative loan commitments	35,423	0.00					827
Loan level swaps - dealer(3)	234,704	8.69	1.78%		3.94%		(12,971)
Loan level swaps - borrowers(3)	234,704	8.69	3.94%		1.78%		12,815
Total	$755,899						$(5,601)
December 31, 2014
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,069)
Interest rate swaps	25,000	2.41	0.23%		0.90%		73
Fair value hedges:
Interest rate swaps	35,000	2.72	1.04%		0.24%	(2)	(82)
Non-hedging derivatives:
Forward loan sale commitments	14,091	0.00					(14)
Derivative loan commitments	8,839	0.00					213
Loan level swaps - dealer(3)	86,446	8.69	1.98%		4.34%		(3,816)
Loan level swaps - borrowers(3)	86,446	8.69	4.34%		1.98%		3,678
Total	$405,822						$(1,017)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for these forward starting cash flow hedges is October 15, 2015.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.0 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2015, the Company had six outstanding interest rate derivatives with a notional value of $175.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and nine months ended September 30, 2015, the Company recognized a negligible net reduction to interest expense. For the three months ended September 30, 2014, the Company recognized a negligible net reduction to interest expense related to net settlements. For the nine months ended September 30, 2014, the Company recognized a net reduction to interest expense related to net settlements of $23,000. Amounts recognized as interest expense related to hedge ineffectiveness were negligible.
As of September 30, 2015, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of September 30, 2015, the Company had 36 borrower-facing interest rate derivatives with an aggregate notional amount of $234.7 million and 36 broker derivatives with an aggregate notional value amount of $234.7 million related to this program.
As of September 30, 2015 the Company had three risk participation agreements with two counterparties related to a loan level interest rate swap with three of its commercial banking customers. Of these agreements, two were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. During the third quarter of 2015, one agreement was entered into in conjunction with credit enhancements provided to the borrower by the Bank, whereby the Bank is responsible for a percentage of the exposure to the counterparty. At September 30, 2015 the notional amount of this risk participation agreement was $6.3 million, reflecting the counterpart participation of 3.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At September 30, 2015, the notional amount of the remaining two risk participation agreements was $6.5 million, reflecting the counterparty participation level of 46.9%.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2015 and December 31, 2014:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	Sep 30 2015	Dec 31, 2014	Balance Sheet Location	Sep 30, 2015	Dec 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$—	$140	Other Liabilities	$6,517	$1,137
Interest rate swap - fair value hedge	Other Assets	220	34	Other Liabilities	—	116
Total derivatives designated as hedging instruments		$220	$174		$6,517	$1,253
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$67	$7	Other Liabilities	$42	$21
Derivative loan commitments	Other Assets	827	213		—	—
Interest rate swap - with customers	Other Assets	12,815	3,679		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	12,971	3,816
Total derivatives not designated as hedging		$13,709	$3,899		$13,013	$3,837
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The table below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

Cash Flow Hedges

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands)
Interest rate swaps	$(4,898)	$36	$(5,787)	$(4,851)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands)
Interest rate swaps	$—	$—	$(12)	$—

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
(In thousands)
Interest Rate Swaps	Interest income	$137	$(180)	$303	$(21)

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest Rate Swaps	Interest income	$(138)	$182	$(306)	$22
The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of September 30, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Derivative loan commitments	$1,568	$(143)	$614	$212
Forward loan sale commitments	(37)	233	39	6
Interest rate swaps	(245)	(20)	(3)	(190)
	$1,286	$70	$650	$28
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
As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.8 million. As of September 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $19.8 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 9.	Share-Based Compensation Plans
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2006 Plan allows for maximum issuances of 530,587 restricted stock shares and 1,326,467 stock options. As of September 30, 2015, 16,319 restricted stock shares and 27,691 stock options remained available for future grants under the 2006 Plan.

The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. As of September 30, 2015, 44,302 restricted stock shares and 251,468 stock options remained available for future grants under the 2012 Plan.
In connection with the merger, the Company assumed the following Legacy United share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.” As of September 30, 2015, 375,494 shares remained available for future grants under the Legacy United Stock Plans.
On October 29, 2015, a special meeting of stockholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other stock-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan will become effective as of the date of approval by the Company’s shareholders, and upon shareholder approval no other awards may be granted from either "the Conversion Plans" (Rockville Financial, Inc. 2006 Stock Incentive Award Plan and Rockville Financial, Inc. 2012 Stock Incentive Award Plan) or "the Legacy Plans" (United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, United Financial Bancorp, Inc. 2008 Equity Incentive Plan, CNB Financial Corp. 2008 Equity Incentive Plan, and CNB Amended and Restated Stock Option Plan).
For the nine-month period ended September 30, 2015, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $100,000 with a related tax benefit of $36,000 and $589,000 with a related tax benefit of $212,000, respectively. Of the total expense amount for the nine-month period, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $201,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $488,000. For the nine-month period ended September 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.6 million with a related tax benefit of $525,000 and $2.0 million with a related tax benefit of $700,000, respectively.
For the three-month period ended September 30, 2015, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $32,000 with a related tax benefit of $12,000 and $131,000 with a related tax benefit of $47,000, respectively, all of which was officer share-based compensation expense recognized in the Consolidated Statements of Net Income, as salaries and employee benefit expense. For the three-month period ended September 30, 2014, total employee and Director share-based compensation expense recognized for stock options and restricted stock was $227,000 with a related tax benefit of $79,000 and $47,000 with a related tax benefit of $16,000, respectively.
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

Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the nine months ended September 30, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	3,390,469	$10.70
Granted	—	—
Exercised	(478,510)	9.20
Forfeited or expired	(62,371)	13.48
Outstanding at September 30, 2015	2,849,588	$10.89	5.5	$6.4
Stock options vested and exercisable at September 30, 2015	2,633,076	$10.66	5.2	$6.4
As of September 30, 2015, the unrecognized cost related to outstanding stock options was $361,000 and will be recognized over a weighted-average period of 2.9 years.
There were no stock options granted during the nine months ended September 30, 2015. There were 397,095 stock options granted during the nine months ended September 30, 2014.
Options exercised during the nine months ended September 30, 2015 include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. Included in total options exercised during the nine months ended September 30, 2015, were 398,302 SAR options which converted to 269,179 issued shares.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the nine months ended September 30, 2015, the Company issued 27,330 shares of restricted stock from shares available under the Company’s 2012 Plan to certain executives and directors. During the nine months ended September 30, 2015, the weighted-average grant date fair value was $12.44 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	124,536	$13.66
Granted	27,330	12.44
Vested	(47,022)	13.66
Forfeited	(1,135)	13.22
Unvested as of September 30, 2015	103,709	$13.34
As of September 30, 2015, there was $932,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
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
As part of the second-step conversion and stock offering completed in 2011, the ESOP borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.5 million at September 30, 2015 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 26 years.
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
At September 30, 2015, the remaining loan had an outstanding balance of $6.5 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended September 30, 2015 and 2014, ESOP compensation expense was $75,000 and $408,000 respectively. The ESOP compensation expense for the nine months ended September 30, 2015 and 2014 was $222,000 and $1.3 million, respectively.
The ESOP shares as of September 30, 2015 were as follows:

Allocated shares	1,152,426
Shares allocated for release	17,110
Unreleased shares	576,032
Total ESOP shares	1,745,568
Market value of unreleased shares at September 30, 2015 (in thousands)	$7,741
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

The following table presents the amount of net periodic pension costs for the three and nine months ended September 30, 2015 and 2014:

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Three Months Ended:	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
(In thousands)
Service cost	$15	$19	$6	$22	$6	$5
Interest cost	290	286	9	28	20	21
Expected return on plan assets	(456)	(468)	—	—	—	—
Amortization:
Loss (gain)	185	—	1	—	5	(3)
Prior service cost	—	—	2	8	—	—
Additional amount recognized due to settlement or curtailment	—	—	—	—	—	—
Net periodic benefit cost (benefit)	$34	$(163)	$18	$58	$31	$23

			Supplemental		Other
			Executive		Post-Retirement
	Qualified Pension		Retirement Plans		Benefits
For the Nine Months Ended:	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
(In thousands)
Service cost	$45	$56	$18	$41	$17	$14
Interest cost	871	859	31	60	60	64
Expected return on plan assets	(1,368)	(1,404)	—	—	—	—
Amortization:
Loss (gain)	554	—	2	1	14	(8)
Prior service cost	—	—	5	16	—	—
Additional amount recognized due to settlement or curtailment	—	—	40	667	—	—
Net periodic benefit cost (benefit)	$102	$(489)	$96	$785	$91	$70

Note 11.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2015, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.
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
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2015 and December 31, 2014 compared to the Federal Deposit Insurance Corporation’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
United Bank:
September 30, 2015
Total capital to risk weighted assets	$574,827	12.4%	$371,756	8.0%	$464,694	10.0%
Common equity tier 1 capital to risk weighted assets	542,711	11.7	209,092	4.5	302,022	6.5
Tier 1 capital to risk weighted assets	542,711	11.7	278,790	6.0	371,720	8.0
Tier 1 capital to total average assets	542,711	9.6	225,894	4.0	282,368	5.0
December 31, 2014
Total capital to risk weighted assets	$513,960	12.9%	$317,750	8.0%	$397,187	10.0%
Tier 1 capital to risk weighted assets	487,713	12.3	158,864	4.0	238,296	6.0
Tier 1 capital to total average assets	487,713	9.3	210,221	4.0	262,776	5.0
United Financial Bancorp, Inc.
September 30, 2015
Total capital to risk weighted assets	$618,563	13.3%	$372,068	8.0%	$465,085	10.0%	(1)
Common equity tier 1 capital to risk weighted assets	511,447	11.0	209,419	4.5	302,494	6.5	(1)
Tier 1 capital to risk weighted assets	511,447	11.0	279,225	6.0	372,300	8.0	(1)
Tier 1 capital to total average assets	511,447	9.1	225,307	4.0	281,634	5.0	(1)
December 31, 2014
Total capital to risk weighted assets	$579,109	14.6%	$317,973	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	477,862	12.0	159,022	4.0	N/A	N/A
Tier 1 capital to total average assets	477,862	9.1	210,049	4.0	N/A	N/A

(1)	Pursuant to Basel III regulatory capital reform rules effective January 1, 2015.
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

Note 12.	Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of taxes, consist of the following:

(In thousands)	Net Unrealized Gain (Loss) on Benefit Plans	Net Unrealized Gain on Available For Sale Securities	Net Unrealized Loss on Interest Rate Swaps	Accumulated Other Comprehensive Loss
December 31, 2014	$(6,509)	$656	$(637)	$(6,490)
Change	510	1,324	(3,532)	(1,698)
September 30, 2015	$(5,999)	$1,980	$(4,169)	$(8,188)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Benefit plans:
Unrecognized net actuarial loss	$(9,377)	$(9,952)
Tax effect	3,378	3,443
Net-of-tax amount	(5,999)	(6,509)
Securities available for sale:
Net unrealized gain	3,111	1,030
Tax effect	(1,131)	(374)
Net-of-tax amount	1,980	656
Interest rate swaps:
Net unrealized loss	(6,517)	(996)
Tax effect	2,348	359
Net-of-tax amount	(4,169)	(637)
	$(8,188)	$(6,490)

Note 13.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share data)	2015	2014	2015	2014
Net income available to common stockholders	$13,381	$9,985	$39,738	$5,361
Weighted-average common shares outstanding	49,510,996	52,809,265	49,414,633	40,980,165
Less: average number of unallocated ESOP award shares	(579,793)	(646,630)	(585,440)	(678,545)
Weighted-average basic shares outstanding	48,931,203	52,162,635	48,829,193	40,301,620
Dilutive effect of stock options	498,606	588,023	510,078	334,627
Weighted-average diluted shares	49,429,809	52,750,658	49,339,271	40,636,247
Net income per share:
Basic	$0.27	$0.19	$0.81	$0.13
Diluted	$0.27	$0.19	$0.81	$0.13
For both the three and nine months ended September 30, 2015, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 637,770. For the three and nine months ended September 30, 2014, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 880,920 shares and 741,086 shares, respectively. For the 2015 periods shown, the stock options are anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $12.9 million and $8.1 million at September 30, 2015 and December 31, 2014, respectively. The aggregate fair value of these loans as of the same dates was $13.5 million and $8.2 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2015 and December 31, 2014.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mortgage loans held for sale	$(498)	$(439)	$183	$128

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2015 and 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,070	$—	$10,070	$—
Government-sponsored residential mortgage-backed securities	110,122	—	110,122	—
Government-sponsored residential collateralized debt obligations	301,292	—	301,292	—
Government-sponsored commercial mortgage-backed securities	55,351	—	55,351	—
Government-sponsored commercial collateralized debt obligations	132,724	—	132,724	—
Asset-backed securities	164,005	—	16,972	147,033
Corporate debt securities	64,894	—	63,308	1,586
Obligations of states and political subdivisions	199,265	—	199,265	—
Marketable equity securities	42,670	3,217	39,453	—
Total available-for-sale securities	$1,080,393	$3,217	$928,557	$148,619

Mortgage loan derivative assets	$894	$—	$894	$—
Mortgage loan derivative liabilities	42	—	42	—
Loans held for sale	13,511	—	13,511	—
Mortgage servicing rights	5,995	—	—	5,995
Interest rate swap assets	13,035	—	13,035	—
Interest rate swap liabilities	19,488	—	19,488	—

December 31, 2014
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,822	$—	$6,822	$—
Government-sponsored residential mortgage-backed securities	167,419	—	167,419	—
Government-sponsored residential collateralized-debt obligations	238,133	—	238,133	—
Government-sponsored commercial mortgage-backed securities	68,298	—	68,298	—
Government-sponsored commercial collateralized-debt obligations	129,686	—	129,686	—
Asset-backed securities	178,755	—	43,166	135,589
Corporate debt securities	42,245	—	40,627	1,618
Obligations of states and political subdivisions	195,772	—	195,772	—
Marketable equity securities	25,881	3,299	22,582	—
Total available-for-sale securities	$1,053,011	$3,299	$912,505	$137,207

Mortgage loan derivative assets	$220	$—	$220	$—
Mortgage loan derivative liabilities	21	—	21	—
Loans held for sale	8,220	—	8,220	—
Mortgage servicing rights	4,729	—	—	4,729
Interest rate swap assets	3,853	—	3,853	—
Interest rate swap liabilities	4,931	—	4,931	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Balance of available-for-sale securities, at beginning of period	$146,956	$135,231	$137,207	$72,963
Purchases	2,995	4,599	12,794	67,772
Principal payments	(532)	(3,255)	(967)	(5,415)
Total unrealized gains (losses) included in other comprehensive income/loss	(800)	(407)	(415)	848
Balance at end of period	$148,619	$136,168	$148,619	$136,168

Balance of mortgage servicing rights, at beginning of period	$5,994	$4,554	$4,729	$4,103
Addition of Legacy United mortgage servicing rights	—	—	—	764
Issuances	889	455	2,154	773
Change in fair value recognized in net income	(888)	(103)	(888)	(734)
Balance at end of period	$5,995	$4,906	$5,995	$4,906
The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.
Available-for-Sale Securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.
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
Loans Held for Sale: The fair value of residential mortgage loans held for sale is estimated using quoted market prices for loans with similar characteristics provided by government-sponsored entities. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. The Company has determined that loans held for sale are classified in Level 2 of the valuation hierarchy.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at September 30, 2015:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$147,033	Discounted Cash Flow	Discount Rates	1.2% - 6.1% (4.3%)
			Cumulative Default %	6.1% - 13.3% (8.7%)
			Loss Given Default	1.9% - 9.7% (2.8%)

Corporate debt - pooled trust	$1,586	Discounted Cash Flow	Discount Rate	7.3% (7.3%)
preferred security			Cumulative Default %	2.8% - 78.0% (13.4%)
			Loss Given Default	85% - 100% (89.8%)

Mortgage servicing rights	$5,995	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($60.6)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired loans	$2,308	$—	$—	$2,308
Other real estate owned	258	—	—	258
Total	$2,566	$—	$—	$2,566
December 31, 2014
Impaired loans	$2,863	$—	$—	$2,863
Other real estate owned	2,239	—	—	2,239
Total	$5,102	$—	$—	$5,102
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

Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Impaired loans	$(162)	$186	$(249)	$(461)
Other real estate owned	(1)	34	166	205
Total	$(163)	$220	$(83)	$(256)
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

As of September 30, 2015 and December 31, 2014, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets:
Cash and cash equivalents	$98,310	$98,310	$—	$—	$98,310
Available-for-sale securities	1,080,393	3,217	928,557	148,619	1,080,393
Held-to-maturity securities	14,715	—	15,796	—	15,796
Loans held for sale	13,511	—	13,511	—	13,511
Loans receivable-net	4,185,032	—	—	4,244,442	4,244,442
FHLBB stock	40,814	—	—	40,814	40,814
Accrued interest receivable	15,477	—	—	15,477	15,477
Derivative assets	13,929	—	13,929	—	13,929
Mortgage servicing rights	5,995	—	—	5,995	5,995
Financial liabilities:
Deposits	4,262,971	—	—	4,269,424	4,269,424
Mortgagors’ and investors’ escrow accounts	8,108	—	—	8,108	8,108
FHLBB advances and other borrowings	893,865	—	894,309	—	894,309
Derivative liabilities	19,530	—	19,530	—	19,530
December 31, 2014
Financial assets:
Cash and cash equivalents	$86,952	$86,952	$—	$—	$86,952
Available-for-sale securities	1,053,011	3,299	912,505	137,207	1,053,011
Held-to-maturity securities	15,368	—	16,713	—	16,713
Loans held for sale	8,220	—	8,220	—	8,220
Loans receivable-net	3,877,063	—	—	3,919,432	3,919,432
FHLBB stock	31,950	—	—	31,950	31,950
Accrued interest receivable	14,212	—	—	14,212	14,212
Derivative assets	4,073	—	4,073	—	4,073
Mortgage servicing rights	4,729	—	—	4,729	4,729
Financial liabilities:
Deposits	4,035,311	—	—	3,899,658	3,899,658
Mortgagors’ and investors’ escrow accounts	13,004	—	—	13,004	13,004
FHLBB advances and other borrowings	777,314	—	—	773,786	773,786
Derivative liabilities	4,952	—	4,952	—	4,952
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit:
Commitment to grant loans	$248,051	$128,766
Undisbursed construction loans	111,240	144,118
Undisbursed home equity lines of credit	310,430	321,346
Undisbursed commercial lines of credit	303,367	295,639
Standby letters of credit	10,641	12,547
Unused credit card lines	5,249	—
Unused checking overdraft lines of credit	1,315	1,304
Total	$990,293	$903,720
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
Other Commitments
In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. In September 2014 and March 2015, the Company invested in alternative energy tax credit partnerships. The net carrying balance of all of the partnership investments totaled $21.7 million at September 30, 2015 and is included in other assets in the consolidated statement of condition. At September 30, 2015, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $706,000, which constitutes our maximum potential obligation to these partnerships. The Company makes additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2015.

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
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $5.84 billion and stockholders’ equity of $621.5 million at September 30, 2015.
The Company delivers financial services to individuals, families and businesses throughout Connecticut and Massachusetts through its 52 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com).
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
The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, gains and losses from sales of loans and securities, and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors, mortgage servicing income, mortgage origination and loan sale income, loan swap fees and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expenses consist principally of salaries and employee benefits, occupancy, service bureau fees, core deposit intangible amortization, marketing, professional fees, FDIC insurance assessments, and other operating expenses.
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
In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios are a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk-weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. Accordingly, while these proposed rules were phased in commencing January 1, 2015 (and the capital conservation buffer is slated to begin January 1, 2016), the Company proactively planned for them, and was well positioned to meet the requirements of these complex proposals. We believe that we now do and will continue to exceed all expected well capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.
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
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. During the nine months ended September 30, 2015, the Company did not experience any losses which were deemed to be other-than-temporary.
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
At September 30, 2015, derivative assets and liabilities were $13.9 million and $19.5 million, respectively. Further information about our use of derivatives is provided in Note 8, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
Goodwill
The Company is required to record certain assets and liabilities it has acquired in a business combination, including identifiable intangible assets such as core deposit intangibles, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The resulting goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.
When goodwill is evaluated for impairment, qualitative factors considered include, but are not limited to, industry and market conditions, overall financial performance, and events affecting the reporting unit. If there are no qualitative factors that indicate goodwill may be impaired, the quantitative analysis is not considered necessary. For a quantitative analysis, if the carrying amount exceeds the implied fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.
The carrying value of goodwill at September 30, 2015 was $115.3 million. For further discussion on goodwill see Note 6, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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
The following is a reconciliation of Non-GAAP financial measures by major category for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	2015	2014	2015	2014
Net income (GAAP)	$13,381	$9,985	$39,738	$5,361
Adjustments:
Net interest income:
(Accretion)/amortization of loan mark	(2,787)	(1,734)	(6,852)	(5,122)
Accretion/(amortization) of deposit mark	841	1,482	2,765	2,632
Accretion/(amortization) of borrowings mark	464	612	1,419	1,022
Net adjustment to net interest income	(4,092)	(3,828)	(11,036)	(8,776)
Non-interest income:
Net (gain) loss on sales of securities	59	(430)	(639)	(1,287)
Net adjustment to non-interest income	59	(430)	(639)	(1,287)
Non-interest expense:
Merger and acquisition expense	—	(4,008)	—	(26,782)
Core deposit intangible amortization expense	(433)	(481)	(1,363)	(802)
Amortization of fixed assets mark	(6)	(8)	(15)	(8)
Net adjustment to non-interest expense	(439)	(4,497)	(1,378)	(27,592)
Total adjustments	(3,594)	239	(10,297)	17,529
Income tax expense (benefit) adjustment	1,258	226	3,604	(4,477)
Operating net income (Non-GAAP)	$11,045	$10,450	$33,045	$18,413
The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015
	GAAP			Mark to Market			Operating
(In thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$4,145,961	$41,878	4.02%	$(9,794)	$2,787	0.28%	$4,155,755	$39,091	3.74%
Total interest-earning assets	5,332,706	50,773	3.79	(9,794)	2,878	0.21	5,342,500	47,895	3.58
Time deposits	1,591,618	3,363	0.84	3,175	(841)	(0.21)	1,588,443	4,204	1.05
Federal Home Loan Bank advances	695,208	1,276	0.73	4,222	(475)	(0.28)	690,986	1,751	1.01
Other borrowings	146,936	1,387	3.75	(1,792)	11	0.09	148,728	1,376	3.66
Total interest-bearing liabilities	4,461,641	7,982	0.71	5,605	(1,305)	(0.12)	4,456,036	9,287	0.83

Tax-equivalent net interest margin			3.20%						2.89%

	For the Nine Months Ended September 30, 2015
	GAAP			Mark to Market			Operating
(In thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,997,408	$123,658	4.13%	$(13,131)	$6,852	0.24%	$4,010,539	$116,806	3.89%
Total interest-earning assets	5,177,985	150,140	3.87	(13,131)	6,852	0.18	5,191,116	143,288	3.69
Time deposits	1,563,821	10,038	0.86	4,073	(2,765)	(0.24)	1,559,748	12,803	1.10
Federal Home Loan Bank advances	619,906	2,944	0.63	4,715	(1,447)	(0.32)	615,191	4,391	0.95
Other borrowings	161,894	4,155	3.43	(1,802)	28	0.06	163,696	4,127	3.37
Total interest-bearing liabilities	4,328,577	22,742	0.70	6,986	(4,184)	(0.13)	4,321,591	26,926	0.83

Tax-equivalent net interest margin			3.28%						2.99%
Executive Overview
The Company’s results were significantly impacted by the merger with Legacy United, which was completed on April 30, 2014. The 2015 year to date activity includes four more months of results of the combined entity as compared to the nine months ending September 30, 2014.
Net income of $13.4 million, or $0.27 per diluted share, was recorded for the third quarter of 2015 compared to net income of $10.0 million, or $0.19 per diluted share, for the third quarter of 2014. Operating net income for the third quarter of 2015 was $11.0 million (Non-GAAP), adjusted for $439,000 (pre-tax) of merger-related non-interest expenses, $4.1 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $59,000 (pre-tax) net loss on sales of securities. Operating net income for the third quarter of 2014 was $10.5 million (Non-GAAP), adjusted for $4.5 million (pre-tax) of expenses related to the merger, $3.8 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $430,000 (pre-tax) net gains on sales of securities.
Net income for the nine months ended September 30, 2015 was $39.7 million, or $0.81 per diluted share, compared to net income of $5.4 million, or $0.13 per diluted share, for the same period in 2014. Operating net income for the nine months ended September 30, 2015 was $33.0 million (Non-GAAP), adjusted for $1.4 million (pre-tax) of merger-related non-interest expenses, $11.0 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, and $639,000 (pre-tax) net gains on sales of securities. Operating net income for the nine months ended September 30, 2014 was $18.4 million (Non-GAAP), adjusted for $27.6 million (pre-tax) of expenses related to the merger, $8.8 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $1.3 million (pre-tax) net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.
Net interest income increased $27.9 million for the nine months ended September 30, 2015, compared to the same period in 2014 due to balance sheet growth, and the additional months year over year as a combined Company. Net interest income decreased $550,000 for the three months ended September 30, 2015 due to a larger increase in interest expense, primarily borrowed funds, compared to the growth in interest income. The Company’s tax-equivalent net interest margin for the three and nine months ended September 30, 2015 was 3.20% and 3.28%, a decrease of 36 basis points and 30 basis points over the same periods in the prior year. Excluding the $4.1 million and $11.0 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the merger, operating net interest margin for the three and nine months ended September 30, 2015 was 2.89% and 2.99%, respectively. The general year over year trends impacting the margin include decreased yields on loans due to the low interest rate environment, partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations and a re-characterization of the securities portfolio upon the acquisition of Legacy United in the second quarter of 2014.
Non-interest income increased $3.7 million and $10.4 million for the three and nine months ended September 30, 2015, respectively, which was driven by strong residential mortgage origination volume in the third quarter of 2015 and an increase in loan level hedge income. As a result, income from mortgage banking activities increased $1.3 million and $4.8 million inclusive of gains on sale of loans, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, and service charges and fees increased over the three and nine months ended September 30, 2015, respectively, by approximately $2.3 million and $6.3 million compared to the same periods in 2014.
Non-interest expense decreased $3.0 million and $6.5 million for the three and nine months ended September 30, 2015, respectively, from the 2014 comparative periods, respectively. These decreases primarily reflect the fact that no merger related expenses were incurred in 2015, partially offset by the increase in loan swap fees, as the Company entered into more of these types of agreements in the three and nine months ended September 30, 2015 as compared to the prior year periods.
The asset quality of our loan portfolio has remained strong. The allowance for loan losses to total loans ratio was 0.73% and 0.64%, the allowance for loan losses to non-performing loans ratio was 83.68% and 76.67%, and the ratio of non-performing loans to total loans was 0.88% and 0.83% at September 30, 2015 and December 31, 2014, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. As such, some asset quality measures are not comparable between periods due to the Merger. A provision for loan losses of $3.3 million and $9.2 million, respectively, was recorded for the three and nine months ended September 30, 2015, compared to $2.6 million and $5.2 million for the same prior year periods, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014
Share Data:
Basic net income per share	$0.27	$0.19	$0.81	$0.13
Diluted net income per share	0.27	0.19	0.81	0.13
Dividends declared per share	0.12	0.10	0.34	0.30
Key Statistics:
Total revenue	$49,461	$46,269	$147,913	$109,584
Total expense	31,876	34,922	92,890	99,356
Key Ratios (annualized):
Return on average assets	0.93%	0.76%	0.95%	0.18%
Return on average equity	8.68%	6.12%	8.67%	1.44%
Tax-equivalent net interest margin	3.20%	3.56%	3.28%	3.58%
Non-interest expense to average assets	2.22%	2.66%	2.21%	3.38%
Cost of interest-bearing deposits	0.58%	0.48%	0.59%	0.49%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$32,240	$24,109	$32,240	$24,109
Troubled debt restructures - non-accruing	4,605	5,180	4,605	5,180
Total non-performing loans	36,845	29,289	36,845	29,289
Other real estate owned	258	2,647	258	2,647
Total non-performing assets	$37,103	$31,936	$37,103	$31,936
Asset Quality Ratios:
Non-performing loans to total loans	0.88%	0.77%	0.88%	0.77%
Non-performing assets to total assets	0.63%	0.60%	0.63%	0.60%
Allowance for loan losses to non-performing loans	83.68%	76.15%	83.68%	76.15%
Allowance for loan losses to total loans	0.73%	0.59%	0.73%	0.59%
Non-GAAP Ratio:
Efficiency ratio (1)	60.82%	61.98%	59.64%	63.40%

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

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2015 and 2014. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,539,362	$12,931	3.36%	$1,364,982	$11,776	3.45%
Commercial real estate loans	1,816,122	18,833	4.11	1,632,233	18,549	4.51
Construction loans	173,355	1,952	4.47	123,848	2,851	9.13
Commercial loans	612,857	8,112	5.25	610,574	6,787	4.41
Installment and collateral loans	4,265	50	4.67	17,146	156	3.64
Total loans (1)	4,145,961	41,878	4.02	3,748,783	40,119	4.28
Securities	1,123,005	8,843	3.15	1,017,559	7,924	3.11
Other earning assets	63,740	52	0.33	51,565	26	0.20
Total interest-earning assets	5,332,706	50,773	3.79	4,817,907	48,069	3.97
Allowance for loan losses	(29,901)			(22,152)
Non-interest-earning assets	449,363			446,626
Total assets	$5,752,168			$5,242,381
Interest-bearing liabilities:
NOW and money market accounts	$1,500,449	1,874	0.50	$1,366,795	945	0.28
Saving deposits (2)	527,430	82	0.06	438,607	167	0.15
Time deposits	1,591,618	3,363	0.84	1,532,862	2,878	0.75
Total interest-bearing deposits	3,619,497	5,319	0.58	3,338,264	3,990	0.48
Advances from the Federal Home Loan Bank	695,208	1,276	0.73	400,220	584	0.58
Other borrowings	146,936	1,387	3.75	165,557	434	1.05
Total interest-bearing liabilities	4,461,641	7,982	0.71%	3,904,041	5,008	0.51%
Non-interest-bearing deposits	610,253			632,425
Other liabilities	63,620			53,011
Total liabilities	5,135,514			4,589,477
Stockholders’ equity	616,654			652,904
Total liabilities and stockholders’ equity	$5,752,168			$5,242,381
Net interest-earning assets (3)	$871,065			$913,866
Tax-equivalent net interest income		42,791			43,061
Tax-equivalent net interest rate spread (4)			3.08%			2.46%
Tax-equivalent net interest margin (5)			3.20%			3.56%
Average interest-earning assets to average interest-bearing liabilities			119.52%			123.41%
Less tax-equivalent adjustment		1,148			868
		$41,643			$42,193

(1)	Total loans excludes loans held for sale and includes nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,492,336	$37,952	3.39%	$1,044,523	$27,241	3.48%
Commercial real estate loans	1,713,690	57,437	4.48	1,263,903	45,506	4.81
Construction loans	169,754	6,150	4.84	87,240	5,063	7.76
Commercial loans	616,395	21,986	4.77	449,440	14,169	4.21
Installment and collateral loans	5,233	133	3.38	10,708	350	4.35
Total loans (1)	3,997,408	123,658	4.12	2,855,814	92,329	4.31
Securities	1,126,343	26,363	3.12	750,918	17,109	3.04
Other earning assets	54,234	119	0.29	36,782	65	0.24
Total interest-earning assets	5,177,985	150,140	3.87	3,643,514	109,503	4.01
Allowance for loan losses	(27,308)			(20,463)
Non-interest-earning assets	452,094			301,341
Total assets	$5,602,771			$3,924,392
Interest-bearing liabilities:
NOW and money market accounts	$1,449,105	5,357	0.49	$1,042,204	2,269	0.29
Saving deposits (2)	533,851	248	0.06	373,905	336	0.12
Time deposits	1,563,821	10,038	0.86	1,108,695	6,689	0.81
Total interest-bearing deposits	3,546,777	15,643	0.59	2,524,804	9,294	0.49
Advances from the Federal Home Loan Bank	619,906	2,944	0.63	302,101	1,738	0.77
Other borrowings	161,894	4,155	3.43	101,205	658	0.87
Total interest-bearing liabilities	4,328,577	22,742	0.70%	2,928,110	11,690	0.53%
Non-interest-bearing deposits	594,204			465,243
Other liabilities	68,551			35,019
Total liabilities	4,991,332			3,428,372
Stockholders’ equity	611,439			496,020
Total liabilities and stockholders’ equity	$5,602,771			$3,924,392
Net interest-earning assets (2)	$849,408			$715,404
Tax-equivalent net interest income		127,398			97,813
Tax-equivalent net interest rate spread (3)			3.17%			3.48%
Tax-equivalent net interest margin (4)			3.28%			3.58%
Average interest-earning assets to average interest-bearing liabilities			119.62%			124.43%
Less tax-equivalent adjustment		3,509			1,833
		$123,889			$95,980

(1)	Total loans excludes loans held for sale and includes nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.
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

	Three Months Ended September 30, 2015 Compared to September 30, 2014			Nine Months Ended September 30, 2015 Compared to September 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest and dividend income:
Loans receivable	$4,227	$(2,468)	$1,759	$35,786	$(4,458)	$31,328
Securities (1)	829	90	919	8,775	479	9,254
Other earning assets	7	19	26	36	18	54
Total earning assets	5,063	(2,359)	2,704	44,597	(3,961)	40,636
Interest expense:
NOW and money market accounts	103	826	929	1,108	1,980	3,088
Savings accounts	28	(113)	(85)	111	(199)	(88)
Time deposits	114	371	485	2,898	450	3,348
Total interest-bearing deposits	245	1,084	1,329	4,117	2,231	6,348
FHLBB advances	513	179	692	1,555	(349)	1,206
Other borrowings	(55)	1,008	953	591	2,906	3,497
Total interest-bearing liabilities	703	2,271	2,974	6,263	4,788	11,051
Change in tax-equivalent net interest income	$4,360	$(4,630)	$(270)	$38,334	$(8,749)	$29,585

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014
The results from operations were impacted by costs associated with the Merger and other charges as follows:

•
Merger and acquisition expenses were not incurred subsequent to December 31, 2014. For the three and nine months ended September 30, 2014, we recorded $4.0 million and $26.8 million of merger related expenses including legal fees, shareholder expenses and other professional services, respectively. These items were recorded as non-interest expense in the Consolidated Statements of Net Income.

•
We recognized net interest income of $4.1 million and $11.0 million in purchase accounting adjustments during the three and nine months ended September 30, 2015. Purchase accounting adjustments for the three and nine months ended September 30, 2014 were $3.8 million and $8.8 million, respectively, as the Merger was completed on April 30, 2014.

•	We recognized $115.3 million in Goodwill as a result of the Merger.
The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2015 and 2014.

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
As shown in the tables, tax-equivalent net interest income decreased $270,000 to $42.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This was mainly due to the increase in average earning assets of $514.8 million and increase of $557.6 million in interest bearing liabilities during the three months ended September 30, 2015 due to the increases in loan growth which was funded primarily by borrowings as well as the Merger that closed April 30, 2014. In addition, there was a benefit of $4.1 million recognized during the three months ended September 30, 2015 in net interest income related to the fair value adjustments associated with the Merger. The increase in interest and dividends of $2.7 million was offset by the increase in interest bearing liabilities of $3.0 million. Additionally, the net interest margin decreased 36 basis points, the yield on average earning assets decreased 18 basis points, and the cost of interest-bearing liabilities increased 20 basis point for the three months ended September 30, 2015 compared to the same periods in the prior year.
For the nine months ended September 30, 2015, tax-equivalent net interest income increased $29.6 million from the comparative prior 2014 period. This was mainly due to the significant increase in average earning assets of $1.5 billion and an increase of $1.4 billion in interest liabilities due to loan growth which was primarily funded by borrowings and deposits. The Merger that closed in the second quarter was also a large contributor of the increases in average balances. In addition, there was a benefit of $11.0 million recognized during the nine months ended September 30, 2015 in net interest income related to fair value adjustments as a result of the Merger. The net interest margin decreased 30 basis points, the yield on average earnings assets decreased 14 basis points, and the cost of interest-bearing liabilities increased 17 basis points from the comparative nine month period in 2014.
Excluding the benefit of the fair value adjustments of $4.1 million, the net interest margin and the yield on average interest-earning assets would have declined 67 basis points and 39 basis points, respectively, and the cost of interest-bearing liabilities would have increased 32 basis points for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. For the nine months ended September 30, 2015, excluding the benefit of the fair value adjustments of $11.0 million, the net interest margin and the yield on average earning assets would have declined 59 basis points and 32 basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased 30 basis points compared to the nine months ended September 30, 2014.
Primarily reflecting the Merger, average interest-earning assets increased $514.8 million and $1.53 billion, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, while average interest-bearing liabilities increased $557.6 million and $1.40 billion, respectively.
Primarily reflecting the merger, the average balance of total loans for the three and nine months ended September 30, 2015 was $4.15 billion and $4.00 billion, and had an average yield of 4.02% and 4.12%, respectively. On an operating basis, the average yield on total loans was 3.74% and 3.89% for the three and nine months ended September 30, 2015, respectively. The largest increases in the average balances for loans were recorded in commercial real estate loans and residential real estate loans. For the three and nine months ended September 30, 2015 the average balance of commercial real estate loans totaled $1.82 billion and $1.71 billion, respectively, an increase of $183.9 million and $449.8 million from the prior year periods, respectively. For the three and nine months ended September 30, 2015, residential real estate loans totaled $1.54 billion and $1.49 billion, respectively, an increase of $174.4 million and $447.8 million, compared to the prior year periods, respectively.
The average balance of investment securities increased $105.4 million and $375.4 million, respectively, and the average yield earned on these securities increased 4 and 8 basis points, respectively, for the three and nine months ended September 30, 2015, compared to the prior year period. Upon the acquisition of Legacy United’s investment securities portfolio, the Company took action to re-characterize the acquired portfolio to a position that was more closely aligned with the composition of the Rockville portfolio. The re-characterization involved the sale of longer dated investments, and the purchase of investments which will incrementally shorten the duration of the investment portfolio and that show favorable price movement to changes in rising interest rates.
The average balance of interest-bearing liabilities increased $557.6 million to $4.46 billion for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and the average balance of interest bearing liabilities increased $1.40 billion to $4.33 billion for the nine months ended September 30, 2015 compared to the prior year period. For the quarter, the average cost of interest-bearing liabilities was 0.71%, an increase of 20 basis points from the comparable prior year period. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.83%. For the nine months ended September 30, 2015, the average cost of interest-bearing liabilities was 0.70%, an increase of 17 basis points, from the comparable prior year period. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.83%.
For the three and nine months ended September 30, 2015, the average balance of total interest-bearing deposits increased $281.2 million and $1.02 billion, and the average cost increased 10 basis points and 10 basis points, FHLBB advances increased $295.0 million and $317.8 million, while the average cost increased 15 basis points and decreased 14 basis points, average other borrowings decreased $18.6 million and increased $60.7 million, and the average cost increased 270 basis points and 256 basis points, respectively. These changes were primarily due to balances acquired from Legacy United. The increase in FHLBB advances was additionally due to funding new loan growth.
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

Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. The loans purchased from Legacy United were recorded at fair value at the time of the Merger, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in the probable loss related to the Legacy United loans plus all new loans are included in the calculation of the required allowance for loan losses at September 30, 2015.
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
Management recorded a provision of $3.3 million for the three months ended September 30, 2015 compared to $2.6 million for the same period of 2014. The primary factors that influenced management’s decision to record these provision expenses were organic growth during the period, the ongoing assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $48.3 million at September 30, 2015 compared to $44.0 million at December 31, 2014, an increase of $4.3 million, or 9.7%, reflecting increases in nonaccrual loans of $4.5 million, inclusive of troubled debt restructured (“TDR”) loans of $0.4 million. At September 30, 2015, the allowance for loan losses totaled $30.8 million, representing 0.73% of total loans and 83.68% of non-performing loans compared to an allowance for loan losses of $24.8 million, which represented 0.64% of total loans and 76.67% of non-performing loans as of December 31, 2014. These ratios are lower than the Company’s historic coverage ratios and directly resulted from the effect of purchase accounting adjustments as there is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-interest Income
Total non-interest income was $7.8 million and $24.0 million for the three and nine months ended September 30, 2015, with non-interest income representing 15.8% and 16.2% of total net revenues, respectively. The Merger with Legacy United on April 30, 2014 continued to have an impact on operating results as the nine months ended September 30, 2015 had four more months of activity as compared to the prior year period. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges and fees	$5,960	$3,657	$2,303	63.0%	$15,434	$9,179	$6,255	68.1%
Gains (loss) on sale of securities, net	(59)	430	(489)	(113.7)	639	1,287	(648)	(50.3)
Income from mortgage banking activities	2,257	978	1,279	130.8	7,618	2,769	4,849	175.1
Bank-owned life insurance income	893	873	20	2.3	2,557	2,145	412	19.2
Net loss on limited partnership investments	(991)	(2,176)	1,185	(54.5)	(2,337)	(2,176)	(161)	7.4
Other, net	(242)	314	(556)	(177.1)	113	400	(287)	71.8
Total non-interest income	$7,818	$4,076	$3,742	91.8%	$24,024	$13,604	$10,420	76.6%
As displayed in the above table, non-interest income increased $3.7 million and $10.4 million for the three and nine months ended September 30, 2015, respectively. The increases from the prior year periods are mainly due to increases in service charges and fees and income from mortgage banking activities. The three months ended September 30, 2015 also increased due to the Bank recording lower impairment charges on its partnership investments.
Service Charges and Fees: Service charges and fees were $6.0 million and $15.4 million for the three and nine months ended September 30, 2015, respectively, an increase of $2.3 million and $6.3 million from the comparable 2014 periods. The most significant increases were recorded in loan swap fee income, loan account analysis fees as well as debit card and ATM fees. These increases were a direct result of greater transactional volumes. The Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.

The increases in both the three and nine months ended September 30, 2015 were partially offset by a decrease in merchant discount fees. The Company also recorded a decrease in NSF fees when comparing the quarters, however the nine months ended September 30, 2015 resulted in an increase in that category.
Gains (Loss) on Sales of Securities, Net: For the three and nine months ended September 30, 2015, the Company recorded a $59,000 net loss and $639,000 in net gains on security sales compared to $430,000 and $1.3 million of net gains in the same periods in the prior year, respectively.
The Company recorded a minimal net loss of $59,000 in the three months ended September 30, 2015, primarily upon the sale of certain municipal securities. The gains recorded in the nine months ended September 30, 2015 are a result of (a) the Company repositioning certain securities as these securities became punitive to capital to hold on a go forward basis due to regulatory changes on holding these type of securities, (b) sales on certain 15 year pass thru mortgage-backed securities due to a change in the yield curve, (c) sales of municipal bonds that were expected to be called in 2015, 2016 or 2017, and (d) the result of odd lot clean-ups targeted at making the portfolio more efficient to manage from an operational perspective. The gains recorded in 2014 reflect the Company evaluating the portfolio for prepayment risk and acting to reduce this exposure following the Merger.
Income From Mortgage Banking Activities: The Company recorded an increase of $1.3 million and $4.8 million in income from mortgage banking activities for the three and nine months ended September 30, 2015, respectively, compared to the prior year period. The increase for the three months ended September 30, 2015 was primarily due to gains on the sale of loans as the Company continued to record strong residential mortgage origination volume during the quarter and a net increase in derivative rate lock commitments. These increases were partially offset by a change in the fair value recognized in net income for mortgage servicing rights. The $4.8 million increase for the nine months ended was due to gains on sales of loans, as well as an increase in the mortgage servicing rights valuation and to a net increase in fair value derivative rate lock commitments and forward loan sale contracts.
BOLI Income: For the three and nine months ended September 30, 2015, the Company recorded BOLI income of $893,000 and $2.6 million, compared to $873,000 and $2.1 million in the same periods in the prior year, an increase of $20,000 and $412,000, respectively. The year to date increase was predominantly attributable to the Merger as the Company recorded four more months of income of $479,000 from policies associated with Legacy United, compared to the prior year period. The increases were partially offset by a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
Net loss on limited partnership investments: In conjunction with its merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. In September 2014 and March 2015, the Company invested in alternative energy tax credit partnerships, which allows the Company to receive cash flows and qualify for federal renewable energy tax benefits.
For the three and nine months ended September 30, 2015, the Company recorded a net loss of $991,000 and $2.3 million, respectively, on limited partnership investments. Approximately $303,000 of the $991,000 loss is related to the tax credit partnerships for alternative energy and $688,000 is related to acquired investments in other partnerships. Of the $2.3 million loss, approximately $1.2 million is related to the tax credit partnerships for alternative energy and $1.1 million is related to acquired investments in other partnerships. In conjunction with the loss realized on the new tax credit partnership, the Company recorded an offsetting benefit of $2.1 million as reflected in the tax provision for the quarter, and $6.3 million for the nine months ended September 30, 2015.
Other income: The Company recorded a decease in other income of $556,000 for the three months ended September 30, 2015 compared to the prior year period. The decrease is primarily due to the decrease in the credit value adjustments on borrower facing loan level hedges and a decrease in miscellaneous income due to a settlement on other real estate owned with a title insurance company recorded in 2014.
The Company recorded a decrease in other income of $287,000 for the nine months ended September 30, 2015 as compared to the prior year period. The decrease is mainly due to the decrease in miscellaneous income due to a settlement on other real estate owned with a title insurance company recorded in 2014 and a loss on the sale of fixed assets, partially offset by an increase in the credit value adjustments on borrower facing loan level hedges.
Non-interest Expense
Non-interest expense decreased $3.0 million to $31.9 million for the three months ended September 30, 2015, and $6.5 million to $92.9 million for the nine months ended September 30, 2015.
For the three month period the major categories driving the change from the prior year period were decreases incurred for salaries and employee benefits, service bureau fees and merger related expenses, partially offset by increases in professional fees and other expenses.

The Company experienced increases in all categories except for services bureau fees, other real estate owned and merger related expenses for the nine month period. Merger related expenses were not incurred subsequent to December 31, 2014. The largest increases were recorded in salaries and employee benefits, occupancy and equipment and other expenses. All of the changes from the prior period were impacted by the Merger with Legacy United on April 30, 2014 as the nine months ended September 30, 2015 consisted of four more months of activity as compared to the prior year period. Additionally, certain expenses such as service bureau fees were elevated in 2014 as dual systems were in operation prior to system conversion in the the fourth quarter of 2014.
For the three months ended September 30, 2015 and 2014, annualized non-interest expense represented 2.22% and 2.66% of average assets, respectively, while annualized non-interest expense represented 2.21% and 3.38% of average assets for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes non-interest expense for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$16,994	$17,791	$(797)	(4.5)%	$50,161	$42,574	$7,587	17.8%
Service bureau fees	1,828	3,016	(1,188)	(39.4)	5,114	5,875	(761)	(13.0)
Occupancy and equipment	3,343	3,278	65	2.0	11,600	7,586	4,014	52.9
Professional fees	1,581	1,081	500	46.3	3,280	2,365	915	38.7
Marketing and promotions	587	367	220	59.9	1,843	876	967	110.4
FDIC insurance assessments	750	785	(35)	(4.5)	2,651	1,735	916	52.8
Other real estate owned	25	136	(111)	(81.6)	202	569	(367)	(64.5)
Core deposit intangible amortization	433	481	(48)	(10.0)	1,363	802	561	70.0
Merger related expense	—	4,008	(4,008)	(100.0)	—	26,782	(26,782)	(100.0)
Other	6,335	3,979	2,356	59.2	16,676	10,192	6,484	63.6
Total non-interest expense	$31,876	$34,922	$(3,046)	(8.7)%	$92,890	$99,356	$(6,466)	(6.5)%
Salaries and Employee Benefits: Salaries and employee benefits was $17.0 million for the three months ended September 30, 2015, a decrease of $797,000 from the comparable 2014 period. Salaries and employee benefits was $50.2 million for the nine months ended September 30, 2015, an increase of $7.6 million from the comparable 2014 period.
For the three months ended September 30, 2015 the $797,000 decrease in salaries and benefits was primarily due to a decrease in (a) salaries and (b) ESOP expense, partially offset by (c) an increase in deferred compensation expense reflecting an increase in the average cost of originating a loan based on an annual cost study and an increase in originations (d) an increase in pension costs and (e) commissions and incentives on mortgage originations and product sales.
For nine months ended September 30, 2015 salaries and employee benefits increased $7.6 million as additional employees from Legacy United were added to the payroll upon completion of the Merger. Other factors driving the increase included (a) new hires that were part of the restructured management team including enhanced business line teams and the addition of new revenue producing commission-based mortgage and commercial loan officers; (b) increased employee incentives for product sales; (c) increased pension expenses; and (d) increased health care costs related to the Company’s self-insurance plan. These increases were partially offset by (a) decreases to various other employee benefits expenses and (b) increases in deferred expenses from originating loans, the average cost of which increased based on a cost study analysis and an increase in originations. In the fourth quarter of 2015 we expect to incur elevated salaries and employee benefit expenses due to the separation of a senior level executive.
Service Bureau Fees: Service bureau fees decreased $1.2 million and $761,000 for the three and nine months ended September 30, 2015, respectively compared to the 2014 period. The decreases were directly related to the Merger as the Company had not converted core operating systems as of quarter end and was operating under two platforms until the system conversion date in October 2014. The decreases were partially offset by expenses associated with the planned fourth quarter deployment of EMV compliant debit and credit cards, which are more costly than the previous magstrip cards. It is anticipated that EMV cards will assist in mitigating potential fraud expenses.
Occupancy and Equipment: For the three months ended September 30, 2015 occupancy and equipment expense increased $65,000 to $3.3 million compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, occupancy and equipment expense increased $4.0 million to $11.6 million from the same period in the prior year. Occupancy and equipment expense increased as the Company added over 30 branches to our branch network with the Merger.
Professional Fees: For the three and nine months ended September 30, 2015, the Company recorded professional fees of $1.6 million and $3.3 million, respectively, an increase of $500,000 and $915,000 from the comparable 2014 periods. The increases reflect (a) engagement of information technology consulting services early in the third quarter to assist in the identification and implementation of best industry practices to keep our products and services competitive, as well as to improve efficiencies and operating leverage and (b) outsourced internal audit expenses.
Marketing and Promotions: Marketing and promotion expense was $587,000 and $367,000 for the three months ended September 30, 2015 and 2014, respectively, an increase of $220,000. For the nine months ended September 30, 2015, marketing and promotions increased $967,000 to $1.8 million from the same period in the prior year. These increases were attributable to increased print and billboard advertising for targeted promotional campaigns during the period, as well as contracting with a marketing research company which began in the fourth quarter of 2014.
FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $35,000 to $750,000 for the three months ended September 30, 2015 compared to the 2014 period, while the expense increased $916,000 to $2.7 million for the nine months ended September 30, 2015 compared to the prior year period. The increase for the nine months ended was primarily attributable to the Merger as the Company’s assessment base increased approximately $2.97 billion and to a lesser extent is due to an increase in the assessment rate.
Core Deposit Intangible Amortization: For the three and nine months ended September 30, 2015, core deposit intangible amortization recorded by the Company was $433,000 and $1.4 million, respectively, a decrease of $48,000 and a $561,000 increase, from the comparable prior year periods. The core deposit intangible and subsequent amortization is directly attributable to the Merger. The Company is amortizing the core deposit intangible, initially recorded at $10.6 million, over 10 years using the sum-of-the-years-digits method.
Merger Related Expense: The Company did not record any merger related expenses during the first nine months of 2015 as these expenses were not incurred after December 31, 2014. This represents the most significant change to non-interest expense compared to the prior periods in 2014. Merger related expense was $4.0 million and $26.8 million for the three and nine months ended September 30, 2014.
Other Expenses: For the three and nine months ended September 30, 2015, other expenses recorded by the Company were $6.3 million and $16.7 million, respectively, an increase of $2.4 million and $6.5 million from the comparable 2014 periods. The increases were primarily due to increased transactions resulting from the Merger which impacted several accounts in this category including: (a) postage; (b) telephone; (c) software maintenance expense; (d) collection expense; (e) debit card and ATM losses; (f) mortgage appraisal and credit reports; and (g) printing and forms. Loan swap fees also contributed to the increase, as the Company entered into more of these types of agreements in the three and nine months ended September 30, 2015 as compared to the prior year periods. Also, see the discussion under Non-Interest Income for the corresponding income earned on Loan Swap agreements. Debit card losses also increased across both periods as the Company experienced increases in debit card related fraud. These increases were partially offset by a decrease in human resources expense, travel, office equipment as well as a decrease in website expenses compared to the prior periods.

Income Tax Provision
The provision (benefit) for income taxes was $952,000 and $(1.3) million for the three months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate for the three months ended September 30, 2015 was 6.6% as compared to (14.6)% for the same period in 2014. The provision for income taxes was $6.1 million and a benefit of $296,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate for this period was 13.2% in 2015 as compared to (5.8)% for the same period in 2014. The increase in the tax expense and the effective tax rate over the prior year linked nine months ended September 30, 2014 is primarily due to the lower pretax income in the third quarter of 2014 due to the Merger. In addition, the Company realized additional tax credit benefits in the third quarter of 2014 which decreased the effective tax rate, however this was partially offset by unfavorable permanent differences related to non-deductible acquisition costs and compensation associated with the Merger. The effective tax rate for September 30, 2015 differs from combined statutory rates as a result of favorable permanent differences for tax exempt income, BOLI, and investment tax credits, as well as reduced state tax expense due to tax planning. The effective tax rate for the nine months ended September 30, 2015 approximates the projected 2015 estimated annual effective tax rate.
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

Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $5.84 billion at September 30, 2015 and $5.48 billion at December 31, 2014, an increase of $366.2 million, or 6.7%, primarily due to the increase in net loans of $308.0 million, or 7.9%, available-for-sale securities of $27.4 million, and loans held for sale of $5.3 million. The Company utilized deposit growth to fund the growth in securities and loans.
Total net loans of $4.19 billion, with allowance for loan and lease losses of $30.8 million at September 30, 2015, increased $308.0 million, or 7.9%, when compared to total net loans of $3.88 billion, with allowance for loan losses of $24.8 million at December 31, 2014. Net loans increased primarily due to growth in residential mortgage balances, commercial real estate loans and commercial business loans, partially offset by declines in commercial construction loans.
Total deposits of $4.26 billion at September 30, 2015 increased $227.7 million, or 5.6%, when compared to total deposits of $4.04 billion at December 31, 2014. The increase in deposits is mainly due to growth in money market deposits, NOW accounts and certificates of deposit and is reflective of the Company’s new product specials, the opening of new branches and a continued focus on building commercial relationships. The Bank’s net loan-to-deposit ratio was 98.2% at September 30, 2015, compared to 96.1% at December 31, 2014.
At September 30, 2015, total equity of $621.5 million increased $19.0 million when compared to total equity of $602.4 million at December 31, 2014. The change in equity for the period-ended September 30, 2015 consisted primarily of year to date net income offset by dividends paid to common shareholders and share repurchases completed during the first quarter of 2015. At September 30, 2015, the tangible common equity ratio was 8.71% compared to 8.93% at December 31, 2014.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	September 30, 2015		December 31, 2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,156	$10,070	$6,965	$6,822
Government-sponsored residential mortgage-backed securities	109,138	110,122	165,199	167,419
Government-sponsored residential collateralized debt obligations	297,566	301,292	237,128	238,133
Government-sponsored commercial mortgage-backed securities	53,825	55,351	67,470	68,298
Government-sponsored commercial collateralized debt obligations	130,740	132,724	129,547	129,686
Asset-backed securities	164,764	164,005	181,198	178,755
Corporate debt securities	66,947	64,894	43,907	42,245
Obligations of states and political subdivisions	201,447	199,265	194,857	195,772
Total debt securities	1,034,583	1,037,723	1,026,271	1,027,130
Marketable equity securities, by sector:
Banks	39,612	39,453	22,645	22,582
Industrial	109	133	109	185
Mutual funds	2,847	2,931	2,824	2,910
Oil and gas	131	153	131	204
Total marketable equity securities	42,699	42,670	25,709	25,881
Total available-for-sale securities	$1,077,282	$1,080,393	$1,051,980	$1,053,011
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,369	$13,192	$12,397	$13,403
Government-sponsored residential mortgage-backed securities	2,346	2,604	2,971	3,310
	$14,715	$15,796	$15,368	$16,713
During the first nine months of 2015, the available-for-sale securities portfolio increased by $27.4 million to $1.08 billion, representing 18.5% of total assets at September 30, 2015, from $1.05 billion and 19.2% of total assets at December 31, 2014. The increase is largely reflective of continued execution of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while adding diversification to the portfolio holdings. Portfolio activity during the first quarter included bond repositioning with the Federal Family Education Loan Program (“FFELP”) portfolio in order to obtain better risk adjusted returns, a reduction of shorter dated pass-throughs given anticipated prepays, and the purchases of cash flowing government sponsored collateralized mortgage backed obligations. Portfolio activity in the second quarter primarily included bond repositioning within several smaller odd-lots in order to make portfolio management more efficient. Portfolio activity in the third quarter primarily included municipal bond call date concentration repositioning with the intent of spreading out some preexisting call date concentrations. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate bonds sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2015, $1.08 billion, or 98.7% of the portfolio, was classified as available for sale, and $14.7 million of the portfolio was classified as held to maturity.
During the three and nine months ended September 30, 2015, the Company recorded no write-downs for other-than-temporary impairments of its available-for-sale securities. The Company held $402.6 million in securities that are in an unrealized loss position at September 30, 2015; $315.3 million of this total had been in an unrealized loss position for less than twelve months with the remaining $87.4 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
Lending Activities
The Company makes commercial real estate loans, residential real estate loans secured by one-to-four family residences, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. The table below displays the balances of the Company’s loan portfolio as of September 30, 2015 and December 31, 2014:
Loan Portfolio Analysis

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$1,525,966	36.2%	$1,413,739	36.3%
Commercial	1,878,231	44.7	1,678,936	43.1
Construction	180,622	4.3	185,843	4.8
Total real estate loans	3,584,819	85.2	3,278,518	84.2
Commercial business loans	619,563	14.7	613,596	15.7
Installment and collateral loans	5,236	0.1	5,752	0.1
Total loans	4,209,618	100.0%	3,897,866	100.0%
Net deferred loan costs and premiums	6,246		4,006
Allowance for loan losses	(30,832)		(24,809)
Loans - net	$4,185,032		$3,877,063
As shown above, gross loans were $4.21 billion, an increase of $311.8 million, or 8.0%, at September 30, 2015 from year-end 2014.
Commercial real estate loans represent the largest segment of our loan portfolio at 44.7% of total loans and increased $199.3 million to $1.88 billion from December 31, 2014, reflecting increased production from the Company’s recently expanded commercial banking division. This division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of September 30, 2015, comprising 36.2% of total loans. The increase of $112.2 million from December 31, 2014 reflects net organic growth during the quarter. The Company had originations of both adjustable and fixed rate mortgages of $559.4 million during the first nine months of the year, reflecting both refinancing activity and loans for new home purchases.
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

Construction real estate loans totaled $180.6 million at September 30, 2015, a decrease of $5.2 million from December 31, 2014. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $33.6 million at September 30, 2015 compared to $13.2 million at December 31, 2014.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $147.0 million at September 30, 2015, approximately $45.3 million of which is residential use and $101.7 million is commercial use, compared to total commercial real estate construction loans of $172.6 million at December 31, 2014, $50.2 million of which was residential use and $122.4 million was commercial use.
Commercial business loans increased to $619.6 million at September 30, 2015 from $613.6 million at year-end. This category includes production from the Shared National Credit program. These loans generate earning assets to increase profitability of the Bank and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Bank might otherwise have no access.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At September 30, 2015	At December 31, 2014
Non-performing loans as a percentage of total loans	0.88%	0.83%
Non-performing assets as a percentage of total assets	0.63%	0.63%
Net charge-offs as a percentage of average loans (1)	0.11%	0.12%
Allowance for loan losses as a percentage of total loans	0.73%	0.64%
Allowance for loan losses to non-performing loans	83.68%	76.67%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2015 and December 31, 2014, loans totaling $1.9 million and $4.8 million, respectively, were greater than 90 days past due and accruing, which represent purchased credit impaired loans from Legacy United for which an accretable fair value interest mark is being recognized and certain loans which management has evaluated and maintained on accrual status based on an evaluation of the borrower. At December 31, 2014, there was also a loan fully guaranteed by the U.S. Government past due 90 days or more and still accruing.

The following table details non-performing assets for the periods presented:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%
Non-accrual loans:
Real estate loans:
Residential	$14,577	39.29%	$12,018	34.74%
Commercial	11,581	31.21	10,663	30.82
Construction	1,604	4.32	611	1.77
Commercial business loans	4,475	12.06	4,872	14.08
Installment and collateral loans	3	0.01	25	0.07
Total non-accrual loans, excluding troubled debt restructured loans	32,240	86.89	28,189	81.48
Troubled debt restructurings - non-accruing	4,605	12.41	4,169	12.05
Total non-performing loans	36,845	99.30	32,358	93.53
Other real estate owned	258	0.70	2,239	6.47
Total non-performing assets	$37,103	100.00%	$34,597	100.00%
As displayed in the table above, non-performing assets at September 30, 2015 increased to $37.1 million compared to $34.6 million at December 31, 2014.
Non-accruing troubled debt restructured loans increased by $436,000 since December 31, 2014, primarily due to an increase of $2.3 million for residential real estate troubled debt restructured loans, partially offset by a decrease in commercial real estate troubled debt restructured loans of $2.1 million. The increase in the residential real estate category reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments combined with a decline in home values related to these loans, is a driver of this increase. There has also been a slight shift from accrual to non-accrual status in residential real estate TDR loans. The decrease in commercial real estate loans reflects work-out efforts and charge-offs.
Residential real estate non-accrual loans increased $2.6 million to $14.6 million at September 30, 2015. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate non-accrual loans increased $918,000 and commercial business non-accrual loans decreased $397,000.
Non-accrual construction loans increased $993,000, primarily reflecting four commercial relationships totaling $1.3 million, of which $974,000 relates to construction for residential subdivisions.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of two loans restructured during the nine months ended September 30, 2015, partially offset by paydowns and payoffs.

The following table provides detail of TDR balances for the periods presented:

(In thousands)	At September 30, 2015	At December 31, 2014
Recorded investment in TDRs:
Accrual status	$11,407	$11,638
Non-accrual status	4,605	4,169
Total recorded investment	$16,012	$15,807

Accruing TDRs performing under modified terms for more than one year	$4,386	$1,919
TDR allocated reserves included in the balance of allowance for loan losses	95	380
Additional funds committed to borrowers in TDR status	—	210

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
TDRs, beginning of period	$16,330	$14,164	$15,807	$10,216
New TDR status	768	392	5,523	5,939
Paydowns/draws on existing TDRs, net	(1,074)	(546)	(4,822)	(2,145)
Charge-offs post modification	(12)	(750)	(496)	(750)
TDRs, end of period	$16,012	$13,260	$16,012	$13,260
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2015, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $30.8 million, or 0.73%, of total loans at September 30, 2015 as compared to a loan loss allowance of $24.8 million, or 0.64%, of total loans at December 31, 2014. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2015 increased $539,000 to $650,000 compared to December 31, 2014. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2015 and 2014.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2015, the reserve for unfunded credit commitments was $1.2 million compared to a reserve for unfunded credit commitments of $1.3 million at December 31, 2014.
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
Deposits
The Company offers a wide variety of deposit products to consumer, business and municipal customers. Deposit customers can access their accounts in a variety of ways including branch banking, ATM’s, online banking, mobile banking and telephone banking. Effective advertising, direct mail, well-designed product offerings, customer service and competitive pricing policies have been successful in attracting and retaining deposits. A key strategic objective is to grow the base of checking customers by retaining existing relationships while attracting new customers.
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
The following table presents deposits by category as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Demand deposits	$622,535	$602,359
NOW accounts	336,166	300,101
Regular savings and club accounts	511,582	528,614
Money market and investment savings	1,215,012	1,047,302
Total core deposits	2,685,295	2,478,376
Time deposits	1,577,676	1,556,935
Total deposits	$4,262,971	$4,035,311
Deposits totaled $4.26 billion at September 30, 2015, up $227.7 million from the balance at December 31, 2014. Core deposits increased $206.9 million, or 8.3%, from year end reflecting the promotion of retail and commercial money market products offered in a select market area and, to a lesser degree, promotional certificate of deposit specials.
Time deposits included brokered certificate of deposits of $271.8 million and $241.9 million at September 30, 2015 and December 31, 2014, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.31 billion at September 30, 2015. United Bank is a member of the Certificate Deposit Account Registry Service network.
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

The following table presents borrowings by category as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
FHLBB advances (1)	$746,549	$580,973
Subordinated debt (2)	79,437	79,288
Wholesale repurchase agreements	35,000	69,242
Customer repurchase agreements	26,572	41,335
Other	6,307	6,476
Total borrowings	$893,865	$777,314
(1)FHLBB advances include $4.0 million and $5.4 million of purchase accounting discounts at September 30, 2015 and December 31, 2014, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.2 million, and $75.0 million Subordinated Notes, net of associated deferred costs of $1.1 and $1.2 million at September 30, 2015 and December 31, 2014, respectively.
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
Total FHLBB advances increased $167.0 million to $742.6 million at September 30, 2015, exclusive of the purchase accounting mark adjustment on the advances, compared to $575.6 million at December 31, 2014. This increase is a result of the Company funding new loan growth.At September 30, 2015, $692.6 million of the Company’s $742.6 million outstanding FHLB advances were at fixed coupons ranging from 0.32% to 7.15%, with an average cost of 0.93%. Additionally, the Company has a $50.0 million advance with FHLBB effective July 1, 2015 that is an underlying hedge instrument. The interest is based on the three 3-month LIBOR plus eight basis points and adjusts quarterly. The average cost of funds including this adjustable advance is 0.83%. FHLBB borrowings represented 12.8% and 10.5% of assets at September 30, 2015 and December 31, 2014, respectively.
Borrowings under reverse purchase agreements totaled $35.0 million and $69.2 million as of September 30, 2015 and December 31, 2014, respectively. The outstanding borrowings consisted of three individual agreements with remaining terms of four years or less and a weighted-average cost of 1.75%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $26.6 million and $41.3 million at September 30, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $79.4 million and $79.3 million at September 30, 2015 and December 31, 2014, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2015, $98.3 million of the Company’s assets were held in cash and cash equivalents compared to $87.0 million at December 31, 2014. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.

Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At September 30, 2015, the Company had $742.6 million in advances from the FHLBB and an additional available borrowing limit of $220.9 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $113.2 million at September 30, 2015. Internal policies limit wholesale borrowings to 30% of total assets, or $1.75 billion, at September 30, 2015. In addition, the Company has uncommitted federal funds line of credit with five counterparties totaling $137.5 million at September 30, 2015. No federal funds purchased were outstanding at September 30, 2015.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of September 30, 2015, the Bank had pledged 28 commercial loans, with outstanding balances totaling $195.3 million. Based on the amount of pledged collateral, the Bank had available liquidity of $151.9 million.
At September 30, 2015, the Company had outstanding commitments to originate loans of $248.1 million and unfunded commitments under construction loans, lines of credit and stand-by letters of credit of $737.0 million. At September 30, 2015, time deposits scheduled to mature in less than one year totaled $1.00 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2015, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 11, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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

Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	2.30%	3.30%
50 basis point decrease in rates	3.49%	5.84%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2015, income at risk over the next twelve months (i.e., the change in net interest income) decreased 2.30% and decreased 3.49% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2015.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended September 30, 2015:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
July 1 - 31, 2015	—	$—	5,041,915	254,394
August 1 - 31, 2015	—	—	5,041,915	254,394
September 1 - 30, 2015	—	—	5,041,915	254,394
Total	—	$—	5,041,915	254,394
(1)Includes dealer commission expense to purchase the securities.
In October 2014, the Company announced that it had adopted a third share repurchase program which commenced upon the completion of the second authorization. The third repurchase program allows for the purchase of an additional 2,566,283 shares, or approximately 5% of outstanding shares. The Company has no intentions at this time to terminate this plan. As of September 30, 2015, there were 254,394 maximum shares that may yet be purchased under this publicly announced plan.

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
Date: November 6, 2015