Form 10-K
period 2015-12-31
United Financial Bancorp, Inc.
filed 2016-03-07
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of United Financial Bancorp, Inc. as of June 30, 2015 was $640.2 million based upon the closing price of $13.45 as of June 30, 2015, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 29, 2016, there were 49,969,878 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2015 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

United Financial Bancorp, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

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

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies or the Financial Accounting Standards Board, may affect expected financial reporting;

•	Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock;

•	Technological changes and cyber-security matters;

•	Changes in demand for loan products, financial products and deposit flow could impact our financial performance;

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers;

•	Adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;

•	Strong competition within our market area may limit our growth and profitability;

•	We have opened and plan to open additional new branches and/or loan production offices which may not become profitable as soon as anticipated, if at all;

•	If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease;

•	Our stock value may be negatively affected by banking regulations;

•	Changes in the level of non-performing assets and charge-offs;

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

Item 1.    Business
General
OnnApril 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company,” “United,” “our,” “we” or “us”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger.” The Merger doubled our size, adding $2.40 billion of assets and $356.4 million of stockholders’ equity, in addition to expanding our branch network and footprint into the Springfield and Worcester regions of Massachusetts.
United Financial Bancorp, Inc., a publicly-owned registered bank holding company, is headquartered in Glastonbury, Connecticut and is a Connecticut corporation. The Company completed the “second-step” conversion from a mutual holding company structure to a stock holding company structure in March 2011. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at December 31, 2015 is all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company. United had assets of $6.23 billion and equity of $625.5 million at December 31, 2015.
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. The Company, through United Bank, delivers financial services to individuals, families and businesses primarily in Connecticut and Massachusetts, including retail, commercial and consumer banking, as well as financial advisory services. United maintains 53 retail banking locations, commercial and mortgage loan production offices, and 63 ATMs. Personal and business banking customers also bank with United online through its website at www.bankatunited.com as well as its mobile and telephone banking channels. In 2015, the Bank consolidated five locations to optimize its branch network, including four branches in Massachusetts and one branch in Connecticut; opened a mortgage loan production office in Wellesley, Massachusetts; opened a new full-service banking location on Main Street in Glastonbury, Connecticut; and announced the formation of LH-Finance, a division of United Bank, a specialty marine finance business unit that will be based in Baltimore, Maryland, which will originate and underwrite floor plan loans on select premium global marine manufacturers and resulting retail loans.
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
Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions/mergers and provide superior customer service to meet the financial needs of the communities in which we operate. Current priorities are to continue efficiency improvements, grow fee income businesses including financial advisory and mortgage banking, expand our commercial business lending activities and grow our deposit base.
Competition
The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance and mortgage companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, larger lending limits, larger branch systems and a wider array of commercial banking services than United. Competition from both bank and non-bank organizations is expected to continue. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking regulatory reform.
The Company faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, virtual services, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers and commercial banks and from other non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.

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
Our Corporate Headquarters is located in Glastonbury, Connecticut, a suburb of Hartford. Our Connecticut and Massachusetts markets have a mix of industry groups and employment sectors, including services, wholesale/retail trade, construction and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut as well as central, western and eastern Massachusetts and to a lesser extent, other states outside our footprint, although most of the Company’s loans are made to borrowers in its primary deposit gathering area. In addition to our primary lending areas we have expanded lending activities to include an out-of-state regional commercial real estate lending program as well as mortgage banking and commercial banking loan production offices in Norfolk and Barnstable Counties Massachusetts and Fairfield and Litchfield Counties, Connecticut.
Lending Activities
General
The Company’s lending activities are conducted principally in Connecticut and Massachusetts although we do lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans marine floor plan loans and other consumer loans. Loan originations totaled $1.58 billion in 2015, consisting of commercial and retail production of $878.7 million and $705.7 million, respectively.
Real estate collateralized the majority of the Company’s secured loans as of December 31, 2015, including loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.
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
Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company sold $404.4 million and $136.7 million of residential mortgages into the secondary market in 2015 and 2014, respectively.
The experience of our mortgage loan officers and their relationships with realtors has allowed the Company to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting over 57.7% of 2015 volume, a 58.0% increase compared to 2014 purchase volume.
In January 2014, the Company announced the expansion of its mortgage lending market through the introduction of loan production offices in Fairfield and Litchfield Counties, Connecticut, and Norfolk County, Massachusetts. In June 2015, the Company announced the opening of a loan production office in Barnstable County. The opening of these loan production offices has allowed the Company some diversification from the Hartford and West Springfield area markets. The Company continues to initiate actions to maintain current processing expense, introducing further efficiencies and implementing the ability to sell to multiple investors.
The Company retains the ability to sell loans from portfolio when secondary market returns are attractive. Additionally, the Company is implementing multiple secondary options, in order to ensure maximum pricing on loan sales, when it is in our best interest to do so. Furthermore, we continue to move towards variable cost structures where possible through expansion of incentive base pay. As a result, we expect mortgage banking will continue to contribute to the Company’s profits, although less so in future periods.
The Company offers adjustable rate (“ARM”) mortgages which do not contain negative amortization features. After an initial term of five to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above LIBOR. ARM loans reduce the Bank’s exposure to interest rate risk. However, ARM loans generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. The Company also has interest only loans, which at December 31, 2015 represent 4% of the total residential real estate portfolio. Interest only loans are underwritten at the fully amortized rate (to include principal and interest) and are subject to the same higher credit standards as jumbo loans. As a result, interest only loans originated have higher credit scores and lower loan to value ratios than the existing residential portfolio. At year-end 2015, the Bank’s ARM portfolio totaled $422.9 million.
The Company also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods up to eighteen months followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines.
We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2015, the unadvanced amounts of home equity lines of credit totaled $320.1 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum. In December 2015, the Company purchased a HELOC equity portfolio totaling $100.4 million and the balance outstanding at December 31, 2015 was $98.6 million. These loans are not serviced by the Company. The purchased HELOC portfolio is secured by second liens.
Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. This portfolio also includes commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut and Massachusetts, but also expand throughout the Northeast and certain Mid-Atlantic states through our regional commercial real estate lending (“Regional CRE”) program. Regional CRE program provides geographic diversification within the overall commercial real estate loan portfolio and the properties financed are high quality, income producing and have experienced sponsorships. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Bank generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans at origination may be made up to 80% of appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.
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
At December 31, 2015, the Company’s outstanding commercial loan portfolio totaled $603.3 million, or 13.1%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Board Risk Committee.
Installment and Collateral Loans
Installment and collateral loans totaled $233.1 million, or 5.1%, of our total loan portfolio at December 31, 2015. Our installment and collateral loans generally consist of loans on retail boats, HUD Title 1 loans, new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with auto and consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans. During December 2015, the Company purchased two additional consumer loan portfolios consisting of marine retail loans and Title 1 home improvement loans. Total loans purchased were $229.2 million and $224.8 million was outstanding at December 31, 2015. The marine retail loans are based on premium brands and the borrowers are financially strong. The Title 1 home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences.
Credit Risk Management and Asset Quality
One of management’s key objectives has been and continues to be to maintain a high level of asset quality. The Company utilizes the following general practices to manage credit risk:

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
The loan review function is outsourced to a third party to provide an independent evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to the Chief Risk Officer and the Chief Credit Officer and the full report is then presented to the Board Risk Committee. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio. Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, including the periodic tracking and analysis of loans with an updated FICO score. LTV is determined on non-accrual loans through either an updated drive-by appraisal or, less frequently, the use of computerized market data and an estimate of current value.
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
Derivative Financial Instruments
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Bank to these customers. At year-end 2015, the Company held derivative financial instruments with a total notional amount of $1.17 billion. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions, and providing information for bookkeeping and accounting purposes.
Sources of Funds
General
The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and borrowings to fund lending, investing and general operations.
Deposits
Deposits are the major source of funds for the Company’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Bank’s customers. The Bank serves personal, commercial, non-profit, and municipal deposit customers. Most of the Bank’s deposits are generated from the areas surrounding its branch offices. The Bank offers a wide variety of deposit accounts with a range of interest rates and terms. The Bank also periodically offers promotional interest rates and terms for limited periods of time. The Bank’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Bank emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Bank and are also often a core account for a customer relationship. The Bank offers debit cards and other electronic fee producing payment services to transaction account customers. The Bank is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. In 2015, the Bank introduced mobile check deposit services to customers with eligible accounts to allow for convenient and quick access to deposit checks directly into their accounts without visiting a branch. The Bank’s time deposit accounts provide maturities from 3 months to 5 years. Additionally, the Bank offers a variety of retirement deposit accounts to personal and business customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.
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

Borrowings
The Bank is a member of the FHLBB and uses borrowings as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB provides a central credit facility primarily for member institutions. As a FHLBB member, the Company is required to own capital stock of the FHLBB, calculated periodically based primarily on its level of borrowings from the FHLBB. FHLBB borrowings are secured by a blanket lien on certain qualifying assets, principally the Bank’s residential mortgage loans. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015.
Additional funding sources are available through securities sold under agreements to repurchase, the Federal Reserve Bank (“FRB”), Federal Funds lines of credit and other wholesale funding providers.
Risk Management
United has a comprehensive Risk Management Program to identify, assess, mitigate, monitor, manage and report risk profiles inherent within the organization. United manages risk taking activities within the Board-approved risk framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. Risk management is fully integrated into the Strategic planning process and is a key participant in the approval process for all new activities. The Risk Management Committee, Risk Management Steering Committee and the Board Risk Committee oversee all of United’s risk-related matters. United’s Risk Management Steering Committee is chaired by United’s Chief Risk Officer and is comprised of members of the Executive Team and the Enterprise Risk Manager. The Risk Management Committee is chaired by United’s Chief Risk Officer and is comprised of Risk Division officers and various members of line management.
As a regulated banking institution, United is examined periodically by federal and state banking authorities. The results of these examinations are presented to the full Board. Identified issues from such examinations are tracked by the Director of Internal Audit and compliance is reported to and reviewed by the Audit Committee. These examinations, in addition to the internal Compliance Department reports and Internal Audit reports, are reviewed by the Audit Committee. The Compensation Committee also incorporates risk considerations into incentive compensation plans.
The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for oversight of the Company’s Enterprise Risk Management framework, which includes but is not limited to credit risk, operational risk management, compliance programs, information security, financial intelligence, fraud and risk policy. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities and is closely monitored by the Chief Risk Officer. The Chief Credit Officer, who reports directly to the Chief Executive Officer, is responsible for overseeing credit risk as well as the Bank’s loan workout and recovery activities. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.
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
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events. The definition includes the risk of loss from failure to comply with laws, ethical standards and contractual obligations and includes oversight of key operational risks including cash transfer risk. United’s Chief Risk Officer oversees the management and effectiveness of United’s risk management program. The Chief Risk Officer oversees the Compliance Program, the Bank Secrecy Act Program, and the Community Reinvestment Act and Fair Lending Programs. The Chief Risk Officer is responsible for reporting on the adequacy of these risk management components and programs along with any issues or concerns to the Board.
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
United Northeast Financial Advisors, Inc.:    Formerly Rockville Financial Services, Inc. and established in May 2002, the entity currently offers brokerage and investment advisory services through a contract with Infinex. In addition, United Northeast Financial Advisors, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all United Bank locations. United Northeast Financial Advisors, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2015, 2014 and 2013, United Northeast Financial Advisors, Inc. received fees of $1.8 million, $1.7 million and $1.0 million, respectively, through its relationship with Infinex.
United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc.:    Established in May 2009, United Bank Commercial Properties, Inc. (formerly Rockville Bank Commercial Properties, Inc.) and United Bank Residential Properties, Inc. (formerly Rockville Bank Residential Properties, Inc.) were established to hold certain real estate acquired through foreclosures.
United Bank Investment Sub, Inc.:    Formerly Rockville Bank Investment Sub., Inc. and established in December 2012, the entity was established to hold certain government guaranteed loans acquired in the secondary market.
UCB Securities Inc., II:    Acquired in the merger of Rockville and Legacy United to hold certain investment securities which provide a tax advantage under current regulations.
UB Properties, LLC:    A single member limited liability company, established in May 2014 with the merger of Rockville and Legacy United to hold certain real estate acquired through foreclosure.
Employees
At December 31, 2015, the Company had 697 full-time equivalent employees consisting of 651 full-time and 81 part-time employees. None of the employees were represented by a collective bargaining group.
The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, and an employee 401(k) investment plan. The pension plan was frozen effective December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
Management considers relations with its employees to be good. See Notes 16 and 17 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.
SUPERVISION AND REGULATION
General
United Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of United Financial Bancorp, Inc., a stock corporation. United Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). United Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the FDIC, as its deposit insurer. United Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. United Financial Bancorp, Inc., as a bank holding company, is subject to regulation by and is required to file reports with the Federal Reserve Bank of Boston (“FRB”). Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on the Bank or the Company.
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
It is expected that, at a minimum, the Dodd-Frank Act implications will continue to increase our operating and compliance costs and could increase our interest expense.
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
The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) across 17 risk-weighted categories ranging from 0% to 1250%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%, however, certain investment securities risk-weighted under the simplified supervisory formula approach can carry a risk weight up to 1250%.
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
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, includes a minimum leverage ratio of 4% for all banking organizations and includes a minimum total capital to risk weighted assets ratio of 8%. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Company on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule. The Company’s capital levels remain characterized as “well-capitalized” under the new rules.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2015, United Bank was a “well-capitalized” institution.
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
As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. For the years ended December 31, 2015, 2014 and 2013, the total FDIC assessments were $3.7 million, $2.6 million and $1.2 million, respectively. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2015 and December 31, 2014. For the year ended December 31, 2015, the Company purchased $19.2 million of FHLBB stock. The FHLBB did not repurchase excess capital stock from the Company during the year ended December 31, 2015. The FHLBB repurchased $2.3 million of excess capital stock from the Company during 2014, as part of an announced program in 2009 to repurchase $250 million of members’ excess stock.
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
Financial Modernization:    The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Department of the Treasury to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a “Satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. In March 2016, United Financial Bancorp, Inc. received approval from to the Federal Reserve Board of its intent to be deemed a financial holding company.
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
Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), United Financial Bancorp, Inc.’s subsidiary, United Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, United Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2015, the subsidiary had no reserves subject to recapture in excess of its base year.
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
Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, United Financial Bancorp, Inc. had net operating loss carryforwards of $1.8 million for federal income tax purposes, which will begin to expire in 2023.
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
Currently, the Company is under examination with respect to its income tax return for the 2013 tax year.
State
The Company reports income on a calendar year basis to the State of Connecticut and Massachusetts. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income, subject to a 20% surcharge in 2015.
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
The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2015; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, United Financial Bancorp, Inc. would be subject to state income taxes in Connecticut.
The Company also reports income on a calendar year basis to Massachusetts. Generally, Massachusetts imposes a tax of 9.0% on income taxable for in Massachusetts although Massachusetts Security Corporations are taxed at 1.32%.  Massachusetts taxable income is based on federal taxable income after modifications pursuant to state tax law.
The Company is not currently under audit with respect to its state tax returns which have not been audited for the past five years.
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

United Bank originates commercial business loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within its market area. Commercial business loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have a greater credit risk than residential real estate for the following reasons:

•	Commercial Business Loans: Repayment is generally dependent upon the successful operation of the borrower’s business.

•	Commercial Real Estate Loans: Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans: Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.
While relatively stable, an economic slowdown, at the local and national level, is possible which could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of potential increases in non-performing loans. The decreases in real estate values could adversely affect the value of property used as collateral for our commercial and residential real estate loans. A stagnation in the economy coupled with a slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. If poor economic conditions were prolonged, it could result in decreased opportunities to make quality loans and our profits may decrease because our alternative investment opportunities may earn less income. The resultant market uncertainty may lead to a widespread reduction in general business activity. The resulting economic pressure brought to bear on consumers may adversely affect our business, financial condition, and results of operations.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Previous declines in real estate values continue to impact the collateral values that secure our real estate loans. The impact of these declines on the original appraised values of secured collateral can be difficult to estimate. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 0.73% of total loans outstanding and 89.64% of non-performing loans at December 31, 2015. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Our allowance for loan losses to total covered loans was 1.07% at December 31, 2015.
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

Changes in interest rates could adversely affect our results of operations and financial condition
Our results of operations and financial condition could be significantly affected by changes in the level of interest rates and the steepness of the yield curve. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios using historic data and such scenarios result in an increase in our net interest income, our interest-bearing liabilities may reprice or mature more quickly than modeled, thus resulting in a decrease in our net interest income. Further, a flatter yield curve than we modeled would also result in a decline net interest income.
Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities. Generally, the value of our investment securities fluctuates inversely with changes in interest rates. Decreases in the fair value of our investment securities, therefore, could have an adverse effect on our stockholders’ equity or our earnings if the decrease in fair value is deemed to be other than temporary.
Changes in interest rates may also affect the average life of our loans and mortgage related securities. Decreases in interest rates may cause an increase in prepayments of our loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. As prepayment speeds on mortgage related securities increase, the premium amortization increases prospectively, and additionally there would be an adjustment required under the application of the interest method of income recognition, and will therefore result in lower net interest income. Under these circumstances, we are also subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on our existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
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
United has opened new branches and may open additional new branches and loan production offices which may incur losses during their initial years of operation as they generate new deposit and loan portfolios.
The Company opened one new branch in 2015. United intends to continue to explore opportunities to expand and eliminate non-strategic branches to better posture the Company to achieve greater operational efficiencies going forward. Losses are expected in connection with these new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.
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
We offer debit cards and credit cards to our banking customers and plan to expand our online banking and online account opening capabilities in 2016.  Historically, we have experienced operational losses from fraud committed by third parties that obtain credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
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
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2015, the Company had approximately $115.3 million of goodwill on its balance sheet reflecting the merger with Legacy United. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on United’s financial condition and results of operations.
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
At December 31, 2015, 32.2% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
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
New lines of business or new products and services may subject us to additional risks.
United may, from time to time, implement new lines of business or offer new products and services within existing lines of business. There are risks and uncertainties associated with new lines of business or new products particularly in instances where the markets are not fully developed. We may need to invest significant time and resources in developing and marketing new lines of business and/or new products and services. New lines of business and/or new products or services may not be implemented according to our initial schedule and price and profitability targets may not prove attainable. Other factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the implementation of new lines of business or development of new products or services could have a material adverse effect on our business, results of operations and financial condition.
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
On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation processes for most all of the financial services industry. Included in the many new safeguards are increases in capital standards, imposes clearing and margining requirements on derivative activities, and increases in general oversight authority. Specific to holding companies, it increases minimum leverage and risk-based capital requirements and phases out the ability to include certain securities Tier I capital.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. United Bank, as a bank with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by our primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Various parts of this legislation have yet to be implemented, and therefore we cannot be certain when final rules affecting us will be issued or to gage their potential impacts. When issued, they could have material and adverse impact on our operations; both from an increase in resource allocation for compliance as well as requiring a potential change to our business strategies. Also contained within the Dodd-Frank Act are provisions under the Volcker Rule which restrict the ability to engage in certain trading and investing activities regarding collateralized loan obligations and corporate debt obligation securities. As such, we may have to divest such investments and incur yet to be determined financial impacts on our portfolios and operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2015, the Company, headquartered in Glastonbury, Connecticut, conducted business throughout Connecticut and Massachusetts. The Company has 53 banking offices and 63 ATMs as well as seven loan production offices. Of the 53 banking offices 18 are owned and 35 are leased. Branch lease expiration dates range from three years to twenty four years with renewal options of five to twenty years.
All existing Company properties are suitable for our business operations and currently meet the Company’s physical needs.
In 2015, the Bank consolidated five locations, including four branches in Massachusetts and one branch in Connecticut; opened a mortgage loan production office in Wellesley, Massachusetts; opened a new full-service banking location on Main Street in Glastonbury, Connecticut. In January 2016, the Company leased an office in Baltimore, Maryland to house LH-Finance, a division of United Bank.
The aggregate net book value of premises and equipment was $54.8 million at December 31, 2015.
For additional information regarding the Company’s Premises and Equipment, Net and Other Commitments and Contingencies, see Notes 8 and 21 to the Consolidated Financial Statements.
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
Part II

Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “UBNK.”
On February 29, 2016, the intra-day high and low prices per share of common stock were $11.85 and $11.57, respectively.
The following table sets forth for each quarter of 2015 and 2014 the intra-day high and low prices per share and the dividends declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2015:
First Quarter	$14.47	$12.00	$0.10
Second Quarter	13.91	12.25	0.12
Third Quarter	13.87	12.14	0.12
Fourth Quarter	14.16	12.45	0.12
2014:
First Quarter	$14.63	$12.56	$0.10
Second Quarter	14.31	12.21	0.10
Third Quarter	13.91	12.01	0.10
Fourth Quarter	14.67	12.66	0.10
United had 7,400 holders of record of common stock and 49,969,878 shares outstanding on February 29, 2016. The number of shareholders of record was determined by Broadridge Corporate Issuer Solutions, the Company’s transfer agent and registrar.
Dividends
The Company began paying quarterly dividends in 2006 on its common stock and paid its 39th consecutive dividend on February 18, 2016. The Company intends to continue to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. The Bank declared a dividend in December 2015 of $30.9 million payable to the Company.
See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 18, “Regulatory Matters,” in the Consolidated Financial Statements for further information.
Recent Sale of Registered Securities; Use of Proceeds from Registered Securities
No registered securities were sold by the Company during the year ended December 31, 2015.
Recent Sale of Unregistered Securities
No unregistered securities were sold by the Company during the year ended December 31, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company obtained approval for and initiated a third buyback plan on October 15, 2014. Under this plan, the Company was authorized to repurchase up to 2,566,283 shares, or 5% of the outstanding shares at the time the plan was approved and had a remaining authorization to purchase an additional 254,394 shares. On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. In connection with this authorization, the third share repurchase program was suspended and the remaining shares are no longer available for repurchase. There were no purchases of equity securities during the fourth quarter of 2015 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2010, through December 31, 2015, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KBW Regional Banking Index (KRX) is an index consisting of 50 regional banks across the United States. This index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.
This graph assumes the investment of $100 on December 31, 2010 in our common stock. The graph assumes all dividends on UBNK stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
S&P 500 Total Return Index	100.0	102.1	118.5	156.8	178.3	180.8
KRX Total Return Index	100.0	94.9	107.4	157.8	161.6	171.1
UBNK	100.0	131.8	171.1	194.2	202.2	187.8

Item 6.    Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2015 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. On April 30, 2014, the Company acquired 100% of the outstanding common shares and completed its merger with Legacy United, adding $2.40 billion in assets, $2.16 billion in liabilities and $356.4 million in equity.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,228,541	$5,476,809	$2,301,615	$1,998,799	$1,749,872
Available for sale securities	1,059,169	1,053,011	404,903	241,389	151,237
Held to maturity securities	14,565	15,368	13,830	6,084	9,506
Federal Home Loan Bank stock	51,196	31,950	15,053	15,867	17,007
Loans receivable, net	4,587,062	3,877,063	1,697,012	1,586,985	1,457,398
Cash and cash equivalents	95,176	86,952	45,235	35,315	40,985
Deposits	4,437,071	4,035,311	1,735,205	1,504,680	1,326,766
Advances from the Federal Home Loan Bank and other borrowings	1,099,020	777,314	240,228	143,106	65,882
Total stockholders’ equity	625,521	602,408	299,382	320,611	333,471
Allowance for loan losses	33,887	24,809	19,183	18,477	16,025
Non-performing loans(1)	37,802	32,358	13,654	16,056	12,610

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans).

	For the Years Ended December 31,
	2015	2014	2013	2012 (1)	2011
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$196,345	$155,879	$77,517	$77,952	$75,580
Interest expense	31,763	18,007	10,460	10,944	17,471
Net interest income	164,582	137,872	67,057	67,008	58,109
Provision for loan losses	13,005	9,496	2,046	3,587	3,021
Net interest income after provision for loan losses	151,577	128,376	65,011	63,421	55,088
Non-interest income	32,487	16,605	17,051	14,707	14,759
Non-interest expense (2)	128,195	144,432	62,466	55,696	59,016
Income before income taxes	55,869	549	19,596	22,432	10,831
Income tax expense (benefit)	6,229	(6,233)	5,369	6,635	3,739
Net income	$49,640	$6,782	$14,227	$15,797	$7,092
Earnings per share:
Basic	$1.01	$0.16	$0.55	$0.57	$0.25
Diluted	$1.00	$0.16	$0.54	$0.56	$0.25
Dividends per share	$0.46	$0.40	$0.40	$0.52	$0.27

(1)	Dividends per share included a $0.16 special dividend in the fourth quarter 2012.

(2)	Included in non-interest expense for 2015, 2014 and 2013, was merger related expense of $1.6 million, $36.9 million and $2.1 million, respectively.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.87%	0.16%	0.67%	0.84%	0.39%
Return on average equity	8.08	1.28	4.67	4.83	2.30
Tax-equivalent net interest rate spread (1)	3.11	3.43	3.22	3.61	3.04
Tax-equivalent net interest margin (2)	3.23	3.54	3.37	3.81	3.40
Non-interest expense to average assets	2.25	3.37	2.93	2.94	3.28
Efficiency ratio (3)	60.11	91.01	74.27	68.16	80.99
Dividend payout ratio	46.28	265.51	73.47	91.00	99.13
Capital Ratios:
Capital to total assets at end of year	10.04	11.00	13.01	16.04	19.06
Average capital to average assets	10.79	12.37	14.28	17.30	17.12
Total capital to risk-weighted assets	12.53	14.57	17.68	21.86	25.43
Tier 1 capital to risk-weighted assets	10.33	12.02	16.58	20.64	24.26
Tier 1 capital to total average assets	8.87	9.10	13.47	16.51	19.51
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.73	0.64	1.12	1.15	1.09
Allowance for loan losses as a percent of non-performing loans	89.64	76.67	140.50	115.08	127.08
Net charge-offs to average outstanding loans during the period	0.10	0.12	0.08	0.07	0.09
Non-performing loans as a percent of total loans	0.82	0.83	0.80	1.00	0.86
Non-performing assets as a percent of total assets	0.62	0.59	0.59	0.80	0.72
Other Data:
Book value per share	$12.53	$12.16	$11.53	$11.39	$11.30
Tangible book value per share	$10.07	$9.65	$11.49	$11.35	$11.26
Number of full service offices	52	53	19	18	18
Number of limited service offices	1	3	3	5	4

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)
The efficiency ratio represents the ratio of non-interest expense before other real estate owned expense, amortization of intangibles, and goodwill impairment, if any, as a percent of net interest income (fully taxable equivalent) and non-interest income, excluding gains from securities transactions, net loss on limited partnerships and other nonrecurring items. The ratio for 2015, 2014 and 2013 includes $1.6 million, $36.9 million and $2.1 million, respectively, in merger related expense.

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
Our Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.23 billion and stockholders’ equity of $625.5 million at December 31, 2015. United’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and Western and Central Massachusetts and the region through its 53 banking offices, its commercial loan and mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the individuals and businesses in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as residential and commercial real estate loans, commercial business loans, consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include (1) allocating capital to lending activities that are accretive to the Company’s return on assets and return on equity; continuing to acquire and support commercial clients through lending activities and cash management and deposit services which exhibit acceptable credit adjusted spreads; and growing our deposit base through acquisition of low cost deposits (2) increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of investment products (3) continuing to improve operating efficiencies and maintain expense discipline and (4) developing products and services that expand our banking network through mobile and internet channels and making opportunistic whole or partial acquisitions of other banks, loans, branches, financial institutions, or related businesses from time to time.
The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, non-interest income and non-interest expense. Non-

interest income primarily consists of fee income from depositors, gain on sale of loans, mortgage servicing income and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expense consists principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, other real estate owned and other operating expenses. During 2014 non-interest expense was also significantly affected by merger related expenses. In the fourth quarter of 2015 the Company incurred $1.6 million in merger related expenses which pertained to the elimination of an executive position.
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
Challenges and Risks
As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:
Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2015 our tax-equivalent net interest margin decreased 31 basis points to 3.23%. This decrease was mostly due to lower yields in commercial portfolio from variable/floating rate originations. The Company continues to experience strong execution of interest rate swaps. The result of these loan-level hedges is that the Company originates more variable rate loans with lower yields; however, greater fee income is recognized at the time of the swap origination. Our operating net interest margin, excluding the effect of purchase accounting, declined 24 basis points in 2015 reflecting the interest rate environment of low rates and the aggressive nature of competitors seeking yield and the effect of new asset generation in addition to our focus of originating and purchasing variable rate and adjustable rate assets, having lower initial interest rates than fixed rate assets. The adjustable rate assets effected net interest margin, but better positions the Company for a rising interest rate environment. Further compression in the operating margin will depend on the continued origination and purchase of variable rate loans and the impact the interest rate environment has on new origination yields as well as scheduled amortization and prepayment of higher yielding portfolio assets which may drive down the portfolio yield.  The Company’s ability to decrease the cost of funding relative to 2015 is diminished and any improvement in the cost will be dependent on a more favorable deposit mix with more low cost demand deposit accounts.
The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.
Maintaining credit quality and rigorous risk management.    The national economy continued to improve through 2015. The Company continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs generally outperform the average of our peer group. Our ratios of non-performing loans to total loans was 0.82%, total delinquencies to total loans was 0.89% and our allowance for loan losses to total loans was 0.73% at December 31, 2015. Net loan charge-offs remained relatively flat at $3.9 million for the year ended December 31, 2015. We expect to be able to continue to maintain strong asset quality relative to industry levels. Risk management oversight of operations is a critical component of our enterprise risk management framework.
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
Regulatory Considerations.    The banking industry continued to be impacted by regulatory changes. These regulatory changes were made to ensure the long-term stability in the financial markets. The regulatory changes include rule writing to effect the passage of the Dodd-Frank Act in 2010 and new capital regulations related to Basel III. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
In July 2013, the three Federal bank regulatory agencies (the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation) approved the final Basel III rules that amended the existing capital adequacy requirements of banks and bank holding companies for smaller banks as defined. The new rules became effective for smaller banks and bank holding companies on January 15, 2015, with full phase-in to be completed by January 1, 2019. The Company believes it will continue to exceed all expected well-capitalized regulatory requirements upon the complete phase-in of Basel III.
In complying with new regulations, there can be no assurance that the Company will not be impacted in a way we cannot currently predict or mitigate, but we will continue to monitor the regulatory rulings and will work to execute the most beneficial course of action for the Company’s shareholders.
Managing Expansion, Growth, and Future Acquisitions. On April 30, 2014, the Company completed its acquisition of Legacy United and completed the systems conversion in October 2014. The Company’s primary growth will be organic but we may use acquisition to supplement organic growth. We anticipate this growth will expand our brand into new geographic markets as we implement our business model. During December 2015, the Company purchased three loan portfolios consisting of marine retail loans, home equity lines of credit and Title 1 home improvement loans. Gross loans purchased totaled $330.5 million, the outstanding balance at December 31, 2015 was $324.3 million.
These loans extend beyond our geographic footprint with quality borrowers that we would not be able to originate in our market area.
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

Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, and included in Item 8, Financial Statements and Supplementary Data, of this report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.
Allowance For Loan Losses
Critical Estimates
We determined our allowance for loan losses by portfolio segment, which consists of residential real estate for loans collateralized by owner-occupied residential real estate, commercial real estate, construction, commercial business, and installment and collateral loans. We further segregate these portfolios between loans which are accounted for under the amortized cost method (referred to as “covered” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, resulting in no carryover of the related allowance for loan losses. An allowance for loan losses on acquired loans is only established to the extent that there is deterioration in a loan exceeding the remaining credit loss established upon acquisition.
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
For our originated loans, our allowance for loan losses consists of the following elements: (i) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types; and (ii) specific valuation allowances based on probable losses on specifically identified impaired loans. The reserve for imprecision is an important part of the allowance and supports the loss that exists in emerging problem loans that cannot be fully quantified, and disposition costs that may be affected by conditions not fully understood at this time. The imprecision is needed to accommodate for multiple areas of exposure in the loan portfolio
Impaired loans
For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business, construction or commercial real estate loan greater than $100,000, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately.At the time a loan becomes impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
Commercial loan portfolio
We estimate the allowance for our commercial loan portfolio by applying a historic loss rate to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in Footnote 7, “Loans Receivable and Allowance for Loan Losses” found in Part II, Item 8 of this report.
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
Goodwill
Critical Estimates
Goodwill represents the amount the Company paid as a result of acquisitions in excess of the related fair value of net assets acquired. The Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. We complete our impairment evaluation by performing internal valuation analysis, considering other publicly available market information and using an independent valuation firm, as appropriate.
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
In the fourth quarter of fiscal 2015, we completed our annual impairment testing of goodwill by performing an internal valuation analysis, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.
The carrying value of goodwill at December 31, 2015, was $115.3 million. For further discussion on goodwill see Note 4 of the Notes to Consolidated Financial Statements.
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
Effect if Actual Results Differ from Assumptions
If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated fair value of the reporting unit and determined no goodwill impairment was necessary for 2015 under Step 1 of the impairment analysis under accounting guidance for goodwill impairment and a Step 2 analysis was not considered necessary.
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

Operating Results
Income Statement Summary

				Change
	For the Years Ended December 31,			2015-2014		2014-2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$164,582	$137,872	$67,057	$26,710	19.4%	$70,815	105.6%
Provision for loan losses	13,005	9,496	2,046	3,509	37.0	7,450	364.1
Non-interest income	32,487	16,605	17,051	15,882	95.6	(446)	(2.6)
Non-interest expense	128,195	144,432	62,466	(16,237)	(11.2)	81,966	131.2
Income before income taxes	55,869	549	19,596	55,320	10,076.5	(19,047)	(97.2)
Income tax provision (benefit)	6,229	(6,233)	5,369	12,462	(199.9)	(11,602)	(216.1)
Net income	$49,640	$6,782	$14,227	$42,858	631.9	$(7,445)	(52.3)
Diluted earnings per share	$1.00	$0.16	$0.54	$0.84	525.0%	$(0.38)	(70.4)%
Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the years ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (GAAP)	$49,640	$6,782	$14,227
Adjustments:
Net interest income
Accretion of loan mark	(7,570)	(6,665)	—
Accretion of deposit mark	3,209	3,908	—
Accretion of borrowings mark	1,874	1,624	—
Net adjustment to net interest income	(12,653)	(12,197)	—
Non-interest income
Net gain on sales of securities	(939)	(1,228)	(585)
Loss on fixed assets-branch optimization	—	670	—
BOLI claim benefit	(219)	—	—
Net adjustment to non-interest income	(1,158)	(558)	(585)
Non-interest expense
Merger related expense	(1,575)	(36,918)	(2,141)
Core deposit intangible amortization expense	(1,796)	(1,283)	—
Loan portfolio acquisition fees	(1,572)	—	—
Amortization of fixed assets mark	(22)	(16)	—
Effect of position eliminations	—	—	(561)
Effect of branch lease termination agreement	195	(1,888)	(809)
Net adjustment to non-interest expense	(4,770)	(40,105)	(3,511)
Total adjustments	(9,041)	27,350	2,926
Income tax expense (benefit) adjustment	3,609	(7,403)	(853)
Operating net income (Non-GAAP)	$44,208	$26,729	$16,300

The following is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in Thousands)
Total loans	$4,090,057	$166,711	4.08%	$(11,571)	$7,570	0.20%	$4,101,628	$159,141	3.88%
Total interest-earning assets	5,278,157	202,262	3.83	(11,571)	7,570	0.15	5,289,728	194,692	3.68
Certificates of deposit	1,577,739	13,940	0.88	3,674	(3,209)	(0.21)	1,574,065	17,149	1.09
Federal Home Loan Bank advances	664,665	4,749	0.71	4,472	(1,914)	(0.30)	660,193	6,663	1.01
Other borrowings	162,419	5,572	3.43	(1,796)	40	0.07	164,215	5,532	3.36
Total interest-bearing liabilities	4,404,941	31,763	0.72	6,350	(5,082)	(0.12)	4,398,591	36,845	0.84

Tax-equivalent net interest margin			3.23						2.98

	For the Year Ended December 31, 2014
	GAAP			Mark to Market			Operating
(In Thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Total loans	$3,108,422	$133,011	4.28%	$(12,046)	$6,664	0.23%	$3,120,468	$126,347	4.05%
Total interest-earning assets	3,977,666	158,704	3.99	(12,046)	6,664	0.18	3,989,712	152,040	3.81
Certificates of deposit	1,218,782	9,829	0.81	4,225	(3,908)	(0.32)	1,214,557	13,737	1.13
Federal Home Loan Bank advances	344,218	2,326	0.68	3,616	(1,648)	(0.49)	340,602	3,974	1.17
Other borrowings	127,381	2,122	1.67	(1,127)	17	(0.01)	128,508	2,105	1.68
Total interest-bearing liabilities	3,218,097	18,007	0.56	6,714	(5,539)	(0.17)	3,211,383	23,546	0.73

Tax-equivalent net interest margin			3.54						3.22
Earnings Summary
Comparison of 2015 and 2014
For the year ended December 31, 2015, the Company recorded earnings of $49.6 million, or $1.00 per diluted share compared to 2014 when the Company recorded $6.8 million in earnings or $0.16 per diluted share. 2015 was the first full year of operations for the Company and the impact of the Merger was significant due to an additional four months of activity. Additionally, as can be seen in the tables above, the Company (a) recorded $12.7 million in net accretion of fair value adjustments on interest-earning assets and interest-bearing liabilities, (b) incurred merger and acquisition expenses totaling $1.6 million primarily for a change in control payment related to an executive’s departure in the fourth quarter of 2015 and (c) recorded $1.8 million of expense for the amortization of the core deposit intangible.
The Company recorded strong organic loan growth during the year as well as participating in strategic loan portfolio purchases in the fourth quarter of 2015. Loan originations totaled $1.58 billion in 2015 compared to $1.09 billion in 2014. The loan portfolio purchases added $324.3 million of loans to the balance sheet as of December 31, 2015 and consisted of a specialty marine finance portfolio ($171.8 million) as well as two additional consumer portfolio purchases ($152.5 million) which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns. The Company incurred $1.6 million in loan portfolio acquisition fees related to the loan portfolio purchases.
Excluding these non-GAAP measures, net income for the year ended December 31, 2015 would have been $44.2 million, an increase of $17.5 million, or 65.4%, compared to $26.7 million for the year ended December 31, 2014. The increase consists of changes in net interest income, non-interest-income and non-interest-expense resulting from four additional months of activity in 2015 of the combined entity.
Net interest income increased primarily due to the increase in net average interest-earning assets of $1.30 billion, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2015 was 3.23%, a decrease of 31 basis points over the prior year of 3.54%. Net interest income increased $26.7 million, or 19.4% compared to 2014. The increase in net interest income was primarily driven by an increase in the average balance of interest earning assets of $1.30 billion, offset by an increase in total interest bearing liabilities of $1.19 billion compared to 2014. Interest and dividend income increased by $43.6 million and the yield on interest earning assets decreased by 16 basis points mostly due to the decrease in yields on residential real estate, commercial real estate and construction loans due the current interest rate environment. These decreases were partially offset by increases in the yields commercial business loans and installment and collateral loans. Interest bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $13.8 million and the yield increased 16 basis points. Our operating basis net interest margin, which excludes the effect of fair value adjustments of $12.7 million, was 2.98%, a 24 basis point decline from the year ended December 31, 2014. While new loan growth was strong, the decline on an operating basis largely reflects the interest rate environment and aggressive nature of competitors.
The asset quality of our loan portfolio has remained strong, including the addition of loans acquired from Legacy United and the purchased portfolios. Acquired loans were recorded at fair value with no carryover of the allowance for loan losses and, as such, some asset quality measures are not comparable between periods as a result. The allowance for loan losses to total loans ratio was 0.73% and 0.64%, the allowance for loan losses to non-performing loans ratio was 89.64% and 76.67%, and the ratio of non-performing loans to total loans was 0.82% and 0.83% at December 31, 2015 and December 31, 2014, respectively. A provision for loan losses of $13.0 million was recorded for 2015 compared to $9.5 million for year ended December 31, 2014. The Bank continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
The Company experienced an increase in non-interest income of $15.9 million for the year ended December 31, 2015, compared to 2014. This increase is driven primarily by increases in service charges and fees, predominantly loan swap fee income and debit card fees. In addition, income from mortgage banking activities increased, which was driven primarily from increases on the gain on sale of loans as well as an increase in fair value recognized in net income for mortgage servicing rights.
For the year ended December 31, 2015, non-interest expense decreased $16.2 million over the comparative period in 2014. This decrease is primarily related to a decrease of $35.3 million in merger related expenses as compared to the prior 2014 period. The decrease was offset by increases in salaries and employee benefits, other expenses and professional fees reflecting higher operating costs due to our increased size as a result of the Merger.
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
Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment of $5.9 million, $2.8 million, and $993,000 were made for years ended December 31, 2015, 2014 and 2013, respectively. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,508,370	$50,859	3.37%	$1,134,890	$39,537	3.48%	$652,220	$24,646	3.78%
Commercial real estate loans	1,776,407	77,710	4.37	1,365,059	65,044	4.76	724,089	33,337	4.60
Construction loans	172,257	7,942	4.61	106,291	7,469	7.03	48,531	1,773	3.65
Commercial loans	610,424	29,093	4.77	492,035	20,549	4.18	197,499	7,867	3.98
Installment and collateral loans	22,599	1,107	4.90	10,147	412	4.06	2,581	129	5.01
Investment securities	1,127,144	35,370	3.14	833,402	25,607	3.07	363,849	10,678	2.93
Other interest-earning assets	60,956	181	0.30	35,842	86	0.24	30,143	80	0.27
Total interest-earning assets	5,278,157	202,262	3.83	3,977,666	158,704	3.99	2,018,912	78,510	3.89
Allowance for loan losses	(28,483)			(21,192)			(18,664)
Non-interest-earning assets	444,518			329,652			133,409
Total assets	$5,694,192			$4,286,126			$2,133,657

Interest-bearing liabilities:
NOW and money market accounts	$1,470,459	7,183	0.49	$1,109,625	3,293	0.30	$596,580	1,772	0.30
Savings accounts(1)	529,659	319	0.06	418,091	437	0.10	225,379	142	0.06
Time deposits	1,577,739	13,940	0.88	1,218,782	9,829	0.81	541,148	6,078	1.12
Total interest-bearing deposits	3,577,857	21,442	0.60	2,746,498	13,559	0.49	1,363,107	7,992	0.59
Advances from the FHLBB	664,665	4,749	0.71	344,218	2,326	0.68	179,637	2,387	1.33
Other borrowings	162,419	5,572	3.43	127,381	2,122	1.67	17,842	81	0.45
Total interest-bearing liabilities	4,404,941	31,763	0.72	3,218,097	18,007	0.56	1,560,586	10,460	0.67
Non-interest-bearing deposits	605,112			503,398			238,803
Other liabilities	69,646			34,482			29,681
Total liabilities	5,079,699			3,755,977			1,829,070
Stockholders’ equity	614,493			530,149			304,587
Total liabilities and stockholders’equity	$5,694,192			$4,286,126			$2,133,657
Tax-equivalent net interest income		170,499			140,697			68,050
Tax-equivalent net interest rate spread(2)			3.11%			3.43%			3.22%
Net interest-earning assets(3)	$873,216			$759,569			$458,326
Tax-equivalent net interest margin(4)			3.23%			3.54%			3.37%
Average interest -earning assets to average interest-bearing liabilities	119.82%			123.60%			129.37%
Less tax-equivalent adjustment		5,917			2,825			993
		$164,582			$137,872			$67,057

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Tax-equivalent net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended 2015 Compared to 2014			Year Ended 2014 Compared to 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$40,557	$(6,857)	$33,700	$63,255	$2,004	$65,259
Securities and other earning assets	9,278	580	9,858	14,407	528	14,935
Total earning assets	49,835	(6,277)	43,558	77,662	2,532	80,194
Interest expense:
NOW and money market accounts	1,302	2,588	3,890	1,523	(2)	1,521
Savings accounts	98	(216)	(118)	167	128	295
Time deposits	3,104	1,007	4,111	5,859	(2,108)	3,751
Total interest-bearing deposits	4,504	3,379	7,883	7,549	(1,982)	5,567
FHLBB Advances	2,282	141	2,423	1,487	(1,548)	(61)
Other borrowed funds	711	2,739	3,450	1,422	619	2,041
Total interest-bearing liabilities	7,497	6,259	13,756	10,458	(2,911)	7,547
Change in tax-equivalent net interest income	$42,338	$(12,536)	$29,802	$67,204	$5,443	$72,647
Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted mainly from organic growth in interest-earning assets and liabilities as well as from the Merger. The Merger impacted 2015, the first full year for the combined entity, by having four additional months of activity as compared to 2014.
Comparison of 2015 and 2014

As shown in the tables above, tax-equivalent net interest income increased $29.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Additionally, the net interest margin decreased 31 basis points to 3.23%, the yield on average earning assets decreased 16 basis points to 3.83%, and the cost of interest-bearing liabilities increased 16 basis points to 0.72%, compared to 0.56% for the year ended December 31, 2014. This was mainly due to the significant increase in average earning assets and the benefit in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings.

Excluding the benefit of the fair value adjustments of $12.7 million, the net interest margin and the yield on average earning assets would have declined 24 basis points and 13 basis points, respectively, and the cost of interest-bearing liabilities would have increased 11 basis points for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Primarily reflecting loan growth, portfolio purchases and the merger, average earning assets increased $1.30 billion and average interest-bearing liabilities increased $1.19 billion for the year ended December 31, 2015, compared to the year ended December 31, 2014. Average interest bearing liabilities increased due to deposit growth and borrowings which were used to fund the loan growth and purchases. The average balance of loans and investment securities increased $981.6 million and $293.7 million, respectively, while the average balance of interest-bearing deposits increased $831.4 million.

The increase in the average balance of loans primarily reflects the loan growth. The average balance of total loans at December 31, 2015 was $4.09 billion and had an average yield of 4.08%. On an operating basis, the average yield on total loans was 3.88% for the year ended December 31, 2015. The average balance of commercial real estate loans totaled $1.78 billion at December 31, 2015, an increase of $411.3 million year over year. Primarily reflecting the loan portfolio purchases, residential real estate loans, construction loans, commercial business loans and installment and collateral loans were the other significant drivers of the increase in the average loan balance year over year, which increased $373.5 million, $118.4 million and $12.5 million, respectively.

The average balance of investment securities increased $293.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, while the average yield earned increased seven basis points. The majority of this increase resulted from new volume investments to keep the portfolio in line with targeted percentage of assets, coupled with the reinvestment of runoff cash flows of the portfolio.

The average balance of interest-bearing liabilities increased $1.19 billion to $4.40 billion for the year ended December 31, 2015, compared to $3.22 billion at December 31, 2014. For the year ended December 31, 2015, the average cost of total interest-bearing liabilities was 0.72%, compared to 0.56% at December 31, 2014. On an operating basis, which excludes the benefit of fair value adjustments, the average cost would have increased to 0.84%.

Year over year, average balances of total interest-bearing deposits increased $831.4 million and the average cost increased 11 basis points to 0.60%. FHLBB advances increased $320.4 million to $664.7 million, while the average cost increased three basis points to 0.71% for the year ended December 31, 2015. Other borrowings increased $35.0 million and the cost increased 176 basis points for the year ended December 31, 2015 compared to 2014. These increases were primarily due to deposit growth in all categories. The increase in FHLBB advances was due to funding new loan growth and the increase in other borrowings was also due to the Company’s issuance of $75.0 million ten year subordinated notes with a coupon rate of 5.75%.

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
Management recorded a provision of $13.0 million for the year ended December 31, 2015. The primary factors that influenced management’s decision to record this provision were due to the ongoing assessment of estimated exposure on impaired loans and loan volume increases realized during the period. Impaired loans totaled $56.3 million at December 31, 2015 compared to $44.0 million at December 31, 2014, an increase of $12.3 million or 27.9%, reflecting increases in nonaccrual loans of $5.4 million and troubled debt restructured loans of $6.9 million.
The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2015, the allowance for loan losses totaled $33.9 million, which represented 0.73% of total loans and 89.64% of non-performing loans compared to an allowance for loan losses of $24.8 million, which represented 0.64% of total loans and 76.67% of non-performing loans as of December 31, 2014. The increase in these ratios directly resulted due to the movement of loans from the acquired portfolio to the covered portfolio.
Non-Interest Income Analysis
For the years ended December 31, 2015, 2014 and 2013, non-interest income represented 16.5%, 10.8% and 20.3% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2015-2014		2014-2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$21,040	$13,509	$7,250	$7,531	55.7%	$6,259	86.3%
Net gain from sales of securities	939	1,228	585	(289)	(23.5)	643	109.9
Income from mortgage banking activities	9,552	3,203	7,203	6,349	198.2	(4,000)	(55.5)
Bank owned life insurance income	3,616	3,042	2,092	574	18.9	950	45.4
Net loss on limited partnership investments	(3,136)	(4,224)	—	1,088	25.8	(4,224)	—
Other income (loss)	476	(153)	(79)	629	411.1	(74)	(93.7)
Total non-interest income	$32,487	$16,605	$17,051	$15,882	95.6%	$(446)	(2.6)%
Comparison of 2015 and 2014
As displayed in the above table, non-interest income increased $15.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The changes from the prior year period are mainly due to increases in service charge fees and income from mortgage banking activities.
Service Charges and Fees: Service charges and fees were $21.0 million and $13.5 million for the year ended December 31, 2015 and 2014, respectively, an increase of $7.5 million from the comparable 2014 period. The most significant increases were recorded in loan swap fee income, account analysis fees, as well as debit card and ATM fees. These increases were a direct result of greater transactional volume. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Net Gain From Sales of Securities:    For the year ended December 31, 2015, the Company realized a gain of $939,000 compared to a gain of $1.2 million in the prior year resulting from (a) the Company repositioning certain securities as these securities became punitive to capital to hold on a go-forward basis due to the regulatory changes, (b) sales on certain 15 year pass through mortgage-backed securities due to a change in the yield curve, (c) sales of municipal bonds that were expected to be called and (d) the result of odd lot clean-ups targeted at making the portfolio more efficient to manage from an operational perspective.
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $9.6 million for the year ended December 31, 2015, an increase of $6.3 million, or 198.2%, from the year ended 2014. This increase was driven primarily by (a) an increase in gains on sales of loans as the Company continued to record strong residential mortgage origination volume during the year, (b) the change in the fair value recognized in net income for mortgage servicing rights, and (c) increased loan servicing income resulting from increases in loan sales to the secondary market with servicing retained. These increases were partially offset by the net decrease in derivative rate lock commitments and forward loan sale contracts.
Bank Owned Life Insurance Income:    BOLI income was $3.6 million for the year ended December 31, 2015, an increase of $574,000, or 18.9%, from the year ended 2014. This increase is driven by gains from death benefits recorded in the fourth quarter of 2015 of $219,000, and the Merger as the Company recorded four more months of income of $479,000 from policies associated with Legacy United compared to the prior year period. These increases were partially offset by a decline in the average yield earned on BOLI policies as a result of current market interest rates.
Net Loss on Limited Partnership Investments:  In conjunction with the merger with Legacy United, the Company acquired investments in partnerships, including low income housing tax credit and new markets housing tax credit partnerships. Additionally, in September 2014 and March 2015, the Company invested in alternative energy tax credit partnerships, which allows the Company to receive cash flows and qualify for federal renewable energy tax benefits. The partnership investments are accounted for under the equity method of accounting.
For the year ended December 31, 2015, the Company recorded $3.1 million in losses on limited partnership investments, approximately $1.5 million of which is related to tax credit partnerships for alternative energy, and $1.6 million of which is related to acquired investments in other partnerships. In conjunction with the loss realized on the tax credit partnerships, the Company recorded an offsetting benefit of $8.4 million as reflected in the tax provision for the year.
Other Income (Loss):    The Company recorded an increase in other income of $629,000 for the year ended 2015 compared to the prior year. This increase year over year is primarily due to lower losses incurred on the sale and write-down of fixed assets related to branch closures, as well as the increase in the credit value adjustments on borrower facing loan level hedges. These increases were partially offset by lower gains on the sale of other real estate owned.
Comparison of 2014 and 2013

Service Charges and Fees: Service charges and fees were $13.5 million and $7.3 million for the year ended December 31, 2014 and 2013, respectively, an increase of $6.2 million from the comparable 2013 period and was directly related to the Merger. Categories that experienced the most significant increases were recorded in fee income produced by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. and NSF, ATM and overdraft fees related to increased volume. The increase in the period was also bolstered by a $1.0 million increase in fee income produced by the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
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
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $3.2 million for the year ended December 31, 2014, a decrease of $4.0 million, or 55.5%, from the year ended 2013. Categories that experienced the most significant decreases were recorded in both mortgage servicing rights due to the change in the fair value recognized during the year, and net gain on sale of loans due to a shift in the Company’s strategy, whereby the Company retained loans yielding a higher contribution margin in the portfolio versus a sell return augmented by lower loan sales volumes. In 2014 the Company sold loans totaling $136.7 million as compared to $220.5 million of loans sold in 2013. While the sales level of loans was down in the current period, the Company was able to essentially record the same percentage gain on sale of 230 basis points in 2014 versus 229 basis points in 2013. The overall decrease in income from mortgage banking activities was partially offset by an increase in loan servicing income resulting from increases in loan sales to the secondary market over the past year with servicing retained, as well as gains on derivative loan commitments.
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
Other Income (Loss):    The Company recorded a decrease in other income of $74,000 for the year ended 2014 compared to the prior year. The decrease in 2014 compared to 2013 is primarily due to the loss on the sale and write-down of fixed assets related to branch closures, and the increase in the credit value adjustment on borrower facing loan level hedges. These decreases were partially offset by gains on the sale of other real estate owned and an increase in miscellaneous income for a settlement on other real estate owned with a title insurance company.

Non-Interest Expense Analysis
For the years ended December 31, 2015, 2014 and 2013, non-interest expense represented 2.25%, 3.37% and 2.93% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense
	For the Years Ended December 31,			Change
				2015-2014		2014-2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$67,469	$59,332	$36,428	$8,137	13.7%	$22,904	62.9%
Occupancy and equipment	15,442	13,239	6,679	2,203	16.6	6,560	98.2
Service bureau fees	6,728	8,179	3,287	(1,451)	(17.7)	4,892	148.8
Professional fees	6,317	3,662	2,377	2,655	72.5	1,285	54.1
Marketing and promotions	2,321	2,296	476	25	1.1	1,820	382.4
FDIC insurance assessments	3,692	2,553	1,172	1,139	44.6	1,381	117.8
Other real estate owned	237	792	874	(555)	(70.1)	(82)	(9.4)
Core deposit intangible amortization	1,796	1,283	—	513	40.0	1,283	—
Merger related expense	1,575	36,918	2,141	(35,343)	(95.7)	34,777	1,624.3
Other	22,618	16,178	9,032	6,440	39.8	7,146	79.1
Total non-interest expense	$128,195	$144,432	$62,466	$(16,237)	(11.2)%	$81,966	131.2%
Comparison of 2015 and 2014
For the year ended December 31, 2015, non-interest expense decreased $16.2 million to $128.2 million from $144.4 million for the year ended December 31, 2014.
The Company experienced increases in all categories year over year except for service bureau fees, other real estate owned, and merger related expenses. The largest increases were recorded in salaries and employee benefits, professional fees, and other expenses. All of the categories that increased from the prior period were related to the Merger as 2015 consisted of 12 months of the combined entity versus only eight months in 2014.
Salaries and Employee Benefits:    Salaries and employee benefits represented the largest increase in non-interest expense. Salaries and employee benefits was $67.5 million for the year ended December 31, 2015, an increase of $8.1 million from the comparable 2014 period. Salary expense was the primary reason for this increase as the additional employees from Legacy United that were added to the payroll upon completion of the Merger were captured for a full year rather than eight months. Other factors driving the increase included (a) new hires that were part of the restructured management team, enhanced and new business line teams, as well as the addition of new revenue producing commission-based mortgage loan officers and commercial loan officers, (b) higher payroll taxes related to the additional employees hired subsequent to the Merger, (c) increased employee incentives on product sales, (d) increased pension expenses, and (e) increased health care costs related to the Company’s self insurance plan. These increases were partially offset by (a) decreases in various other employee benefit expenses and b) increases in deferred expenses from originating loans, the average cost of which increases based on a cost study analysis, and an increase in originations.
Occupancy and Equipment Expense:    Occupancy and equipment expense increased $2.2 million resulting from a larger branch network in 2015 as compared to 2014. The Company added over 30 branches to our branch network with the Merger. The major increases were in maintenance and repairs, depreciation, and personal property and real estate taxes due to the expanded network. These increases were partially offset by a decrease in expense related to the closure of five non-strategic branches that were accrued for in 2014.
Service Bureau Fees:    Service bureau fees decreased $1.5 million for the year ended December 31, 2015 compared to the 2014 period. The decrease is primarily attributable to the Merger as the Company was operating under two platforms until system conversion date in October 2014. This decrease was partially offset by an increase in expenses associated with the deployment of EMV compliant debit and credit cards, which are more costly than the previous magnetic strip cards. It is anticipated that EMV cards will assist in mitigating potential fraud expenses.
Professional Fees:    Professional fees were $6.3 million and $3.7 million for the years ended December 31, 2015 and 2014, respectively. The increase as compared to the prior year period is mainly driven by consulting contracts associated with the acquisition of the purchased loan portfolios in the fourth quarter of 2015, as well as various engagements related to internal technology projects to improve efficiencies and operating leverage.

FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $1.1 million to $3.7 million at December 31, 2015 from $2.6 million at December 31, 2014. This increase is primarily attributable to the Company’s higher assessment base, which increased approximately $496.0 million, and to a lesser extent an increase in the assessment rate.
Core Deposit Intangible Amortization: The $513,000 increase in core deposit intangible amortization for the year ended December 31, 2015 is directly attributable to the Merger. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
Merger Related Expense:    Expenses related to the merger of the Company with Legacy United totaled $1.6 million for the year ended December 31, 2015, compared to $36.9 million for the year ended December 31, 2014, a decrease of $35.3 million. Merger related expenses for 2015 were primarily the result of a change in control payment and associated expenses for an executive’s departure in the fourth quarter. No merger related expenses were recorded in the first three quarters of 2015.
Other Expenses:    Other expense was $22.6 million and $16.2 million for the years ended December 31, 2015 and 2014, respectively, an increase of $6.4 million. The increase is primarily due to increased transactions resulting from the Merger which impacted several accounts in this category including: (a) postage; (b) software maintenance expense; (c) telephone expense; (d) collection expense; and (e) debit card and ATM losses. Loan swap fees also contributed to the increase, as the Company entered into more of these types of agreements in 2015 as compared to the prior period. These increases were partially offset by a decrease in website expenses.
Income Tax Expense (Benefit):    The provision for income taxes was $6.2 million for the year ended December 31, 2015, compared to a benefit of $6.2 million for the year ended December 31, 2014. The increase in the tax expense is primarily due to the lower pre-tax income from the year in 2014 due to the Merger.
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
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $1.4 million to $2.6 million at December 31, 2014 from $1.2 million at December 31, 2013. This increase is primarily attributable to the Merger as the Company’s assessment base increased approximately $2.8 billion and to a lesser extent an increase in the assessment rate.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.23 billion and $5.48 billion at December 31, 2015 and 2014, respectively. This increase of $751.7 million, or 13.7%, is primarily due to organic loan growth and loan portfolio purchases. The Company utilized deposits, including brokered deposits and additional advances from the FHLBB to fund this growth.
Total net loans of $4.59 billion, with an allowance for loan losses of $33.9 million at December 31, 2015, increased $710.0 million when compared to total net loans of $3.88 billion, with an allowance for loan losses of $24.8 million at December 31, 2014. While the Company experienced organic loan growth, the increase in the balance of loans primarily reflects the newly acquired loan portfolios. Total deposits of $4.44 billion at December 31, 2015 increased $401.8 million, or 10.0%, when compared to total deposits of $4.04 billion at December 31, 2014. Non-interest-bearing deposits increased $69.6 million, or 11.6%, and interest-bearing deposits increased $332.1 million, or 9.7%, during the period. The increase in deposits is mainly due to growth in money market deposits and certificates of deposit and is reflective of the Company’s new product specials, the opening of new branches, and a continued focus on building commercial relationships. The Company’s net loan-to-deposit ratio was 103.4% at December 31, 2015, compared to 96.1% at December 31, 2014.
At December 31, 2015, total equity of $625.5 million, increased $23.1 million, or 3.8%, when compared to total equity of $602.4 million for the same period in 2014. Changes in equity for the year ended December 31, 2015 consisted primarily of year to date net income offset by dividends paid to common shareholders, as well as decreases due to the change in market value on investment securities year over year. At December 31, 2015, the return on average tangible common equity ratio was 10.4% compared to 1.7% at December 31, 2014. See Note 18, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.
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

The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Investment Securities

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$10,159	$10,089	$6,965	$6,822	$6,801	$6,031
Government-sponsored residential mortgage-backed securities	146,434	145,861	165,199	167,419	96,708	95,662
Government-sponsored residential collateralized mortgage obligations	287,515	286,967	237,128	238,133	69,568	67,751
Government-sponsored commercial mortgage-backed securities	21,144	20,965	67,470	68,298	13,841	12,898
Government-sponsored commercial collateralized debt obligations	128,617	128,972	129,547	129,686	5,043	4,706
Asset-backed securities	162,895	159,901	181,198	178,755	107,699	106,536
Corporate debt securities	62,356	59,960	43,907	42,245	43,586	42,486
Obligations of states and political subdivisions	201,217	201,115	194,857	195,772	67,142	62,505
Marketable preferred and equity securities	44,653	45,339	25,709	25,881	6,101	6,328
Total available for sale	$1,064,990	$1,059,169	$1,051,980	$1,053,011	$416,489	$404,903

Held to Maturity:
Government-sponsored residential mortgage-backed securities	$2,205	$2,449	$2,971	$3,310	$3,743	$4,107
Obligations of states and political subdivisions	12,360	13,234	12,397	13,403	10,087	10,153
Total held to maturity securities	$14,565	$15,683	$15,368	$16,713	$13,830	$14,260
The Company’s securities portfolio totaled $1.07 billion at both December 31, 2015 and December 31, 2014. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2015 and 2014 was 3.14% and 3.07%, respectively.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2015, $1.06 billion, or 98.6% of the portfolio, was classified as available for sale and $14.6 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating both credit and interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Notes 6, “Securities” and 15, “Fair Value Measurement” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company’s underlying investment strategy has been to use the portfolio as a source of interest income, a tool to manage interest rate risk and as a source of liquidity. During 2015, the Company focused its efforts on a barbell approach to purchases with the goal of improving relative price behavior of the portfolio in response to rising short term rates and falling long term rates relative to purely longer duration investments. The Company also continued to focus on portfolio diversification through the purchase of shorter duration investments such as floating rate collateralized loan obligations, short term corporate bonds and preferred stocks, and shorter duration agency collateralized mortgage obligations. The floating rate and shorter duration bonds were added to the portfolio in an effort to reduce the Company’s overall interest rate risk position and therefore overall portfolio price risk from potentially rising rates. This approach to investment purchases was made to supplement the earlier focus on slightly longer duration municipal security purchases. Overall, in order to balance the portfolio’s price risk with favorable cash flow characteristics, the Company continues to evaluate short duration securities that help protect against price risk and extension risk, while providing more consistent cash flows.
During the year ended December 31, 2015, the available for sale securities portfolio increased by $6.2 million to $1.06 billion, representing 17.0% of total assets at year end 2015, from $1.05 billion and 19.2% of total assets at December 31, 2014. The increase is largely reflective of continued maintenance of the barbell management strategy, with bond purchases focused on opportunities to shorten the investment portfolio duration and add diversification to the portfolio holdings while maintaining overall composition. Portfolio activity during the year included municipal bond repositioning in order to add call date diversity, the sale of securities that had a less than optimal risk rating, repositioning within the corporate bond portfolio for which spread tightening had occurred on several existing holdings, and the purchases of cash flowing agency collateralized mortgage backed obligations and pass throughs. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends. Incremental portfolio growth for the year primarily focused on the purchase of cash flowing securities inclusive of fixed rate Agency Mortgage Backed Securities structured along the yield curve, and to a lesser extent, on municipal bonds and corporates.
During the year ended December 31, 2015, the Company recorded no write-downs for other-than-temporary impairments of its securities. The Company held $645.0 million in securities that are in an unrealized loss position at December 31, 2015. $520.8 million of this total had been in an unrealized loss position for less than twelve months with the remaining $124.2 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 6, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company monitors investment exposures continuously, performs credit assessments based on market data available at the time of purchase and performs ongoing credit due diligence for all collateralized loan obligations, corporate exposures and municipal securities. The Company’s investment portfolio is regularly monitored for performance enhancements and interest rate risk profiles, with dynamic strategies implemented accordingly.
The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below:

Investment Maturity Schedule

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
December 31, 2015
Available for Sale
Debt Securities:
U.S . Government and government-sponsored enterprise obligations	$—	—%	$—	—%	$4,867	2.22%	$5,222	2.31%	$10,089	2.27%
Government-sponsored residential mortgage-backed securities	—	—	6	2.43	19,292	2.21	126,563	2.45	145,861	2.42
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	286,967	2.33	286,967	2.33
Government-sponsored commercial mortgage-backed securities	—	—	3,472	2.39	16,207	2.16	1,286	6.90	20,965	2.49
Government-sponsored commercial collateralized debt obligations	—	—	—	—	5,013	2.38	123,959	2.55	128,972	2.54
Asset-backed securities	—	—	—	—	75,302	3.27	84,599	3.18	159,901	3.22
Corporate debt securities	225	1.75	8,050	4.92	48,280	3.11	3,405	2.44	59,960	3.31
Obligations for state and political subdivisions	304	2.80	1,140	2.36	11,930	2.30	187,741	3.83	201,115	3.73
Total debt securities	$529	2.36%	$12,668	4.00%	$180,891	2.90%	$819,742	2.82%	$1,013,830	2.85%
Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$423	4.31%	$2,026	4.82%	$2,449	4.73%
Obligations of states and political subdivisions	—	—	1,202	2.39	—	—	12,032	4.15	13,234	3.99
Total debt securities	$—	—%	$1,202	2.39%	$423	4.31%	$14,058	4.24%	$15,683	4.10%
The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 14, “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Bank-Owned Life Insurance (“BOLI”)
BOLI was $125.1 million and $122.6 million at December 31, 2015 and 2014, respectively. The increase is predominantly attributable to earnings. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account” and “hybrid account” of quality insurance companies. Of the general account carriers, all were rated “A-” or better by at least one nationally recognized statistical rating organization (“NRSRO”) at December 31,

2015 with the exception of one carrier that is rated sub-investment grade, representing 0.22% of the BOLI asset and 0.05% of Tier 1 capital. BOLI is included in the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.
Lending Activities
The Company originates and purchases residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans primarily throughout Connecticut and Massachusetts, and to a lesser extent the Northeast and certain Mid-Atlantic states.
Loan Portfolio Analysis
The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$1,611,197	34.9%	$1,413,739	36.3%	$634,447	37.0%	$683,195	42.6%	$680,702	46.2%
Commercial	1,995,332	43.2	1,678,936	43.1	776,913	45.3	697,133	43.4	593,867	40.3
Construction	171,006	3.7	185,843	4.8	52,243	3.1	49,980	3.1	50,654	3.4
Commercial Business	603,332	13.1	613,596	15.7	247,932	14.5	171,632	10.7	143,475	9.8
Installment and collateral	233,064	5.1	5,752	0.1	2,257	0.1	2,751	0.2	4,231	0.3
Total loans	4,613,931	100.0%	3,897,866	100.0%	1,713,792	100.0%	1,604,691	100.0%	1,472,929	100.0%
Net deferred loan costs and premiums	7,018		4,006		2,403		771		494
Allowance for loan losses	(33,887)		(24,809)		(19,183)		(18,477)		(16,025)
Loans, net	$4,587,062		$3,877,063		$1,697,012		$1,586,985		$1,457,398
As shown above, gross loans were $4.61 billion, an increase $716.1 million, or 18.4%, at December 31, 2015 from December 31, 2014. The Company experienced increases in most major loan categories due to organic loan growth and the loan portfolio purchases late in December 2015.
Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2015, comprising 34.9% of total loans. The increase of $197.5 million from December 31, 2014 primarily reflects organic growth and the purchased portfolio. The Company had significant originations of both adjustable and fixed rate mortgages of $705.7 million during the year, and sold loans totaling $404.4 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The strong mortgage origination activity resulted from low market interest rates and competitive pricing.
Commercial real estate loans (“CRE”) increased $316.4 million from December 31, 2014, as the Company has experienced increased demand for CRE loans given the expansion of the commercial banking division and the current rate environment. CRE lending is done both in market, Connecticut and Massachusetts, and regionally. Regional commercial real estate lending started at the Bank at the end of 2005, is done throughout the Northeast and into the Mid-Atlantic states. The properties financed are high quality, income producing; and with experienced sponsorships. The program provides geographic diversification within the overall CRE portfolio. At December 31, 2015, regional CRE totaled approximately $561.1 million, with all loans performing as agreed. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Construction real estate loans totaled $171.0 million at December 31, 2015, a decrease of $14.8 million from December 31, 2014. Construction real estate loans consist of residential construction and commercial construction. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $41.1 million at December 31, 2015 compared to $13.2 million at December 31, 2014.
Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Total commercial real estate construction loans totaled $129.9 million at

December 31, 2015, of which $44.5 million is residential use and $85.4 million is commercial use, compared to total commercial real estate construction loans of $172.6 million at December 31, 2014.
The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2015, the Company had fourteen non-performing commercial construction loans totaling $2.8 million, with no funded interest reserves.
The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans, including real estate and other business loans. Commercial business loans decreased $10.3 million from December 31, 2014, primarily due to the successful completion and retirement of a significant project finance transaction in the third quarter of 2015, and the exit from certain sub-optimally underwritten loans in the purchased portfolio. Commercial business loans include the Shared National Credit program (“SNC”). The SNC program is managed by an experienced senior banker and provides high quality, floating rate loans. All loans are independently underwritten and approved by the Bank. At December 31, 2015, the SNC portfolio totaled approximately $173.6 million.
Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2015:

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Residential	$28,518	$64,980	$1,517,699	$1,611,197
Commercial	84,515	632,407	1,278,410	1,995,332
Construction	33,706	35,805	101,495	171,006
Commercial business loans	58,581	206,051	338,700	603,332
Installment and collateral loans	7,244	9,021	216,799	233,064
Total	$212,564	$948,264	$3,453,103	$4,613,931
Loans Contractually Due Subsequent to December 31, 2016
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2015 that are contractually due after December 31, 2016:

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$786,860	$795,819	$1,582,679
Commercial	871,972	1,038,845	1,910,817
Construction	48,355	88,945	137,300
Commercial business loans	56,552	488,199	544,751
Installment and collateral loans	213,271	12,549	225,820
Total	$1,977,010	$2,424,357	$4,401,367
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

Asset Quality Ratios
The following table details asset quality ratios for the following periods:

	At December 31, 2015	At December 31, 2014
Non-performing loans as a percentage of total loans	0.82%	0.83%
Non-performing assets as a percentage of total assets	0.62%	0.63%
Net charge-offs as a percentage of average loans	0.10%	0.12%
Allowance for loan losses as a percentage of total loans	0.73%	0.64%
Allowance for loan losses to non-performing loans	89.64%	76.67%
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured in a troubled debt restructuring, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. At December 31, 2015, loans totaling $307,000 were past due greater than 90 days and still accruing. These loans represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.
The following table details non-performing assets for the periods presented:

	At December 31, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential	$13,979	36.3%	$12,018	34.7%
Commercial	11,504	29.8	10,663	30.8
Construction	2,808	7.3	611	1.8
Commercial business loans	3,898	10.1	4,872	14.1
Installment and collateral	2	—	25	0.1
Total non-accrual loans excluding TDRs	32,191	83.5	28,189	81.5
Troubled debt restructurings - non-accruing	5,611	14.6	4,169	12.1
Total non-performing loans	37,802	98.1	32,358	93.6
Other real estate owned	755	1.9	2,239	6.4
Total non-performing assets	$38,557	100.0%	$34,597	100.0%
Total non-performing loans to total loans	0.82%		0.83%
Total non-performing assets to total assets	0.62%		0.63%
As displayed in the above table, non-performing assets at December 31, 2015 increased to $38.6 million compared to $34.6 million at December 31, 2014. The increase primarily reflects an increase in residential, construction and commercial real estate loans and increases in nonaccrual TDR loans.
Purchased credit impaired loans are excluded from non-performing loans. Rather, these loans are deemed performing over their lives and to the extent they become 90 days past due, would be included in the Accruing Loans Past Due 90 Days or More table.
Residential real estate non-performing loans increased $5.1 million due to increases in both nonaccrual loans of $2.0 million and nonaccrual TDRs of $1.6 million. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. Current economic conditions continue to have an effect on customers’ ability to make loan payments. Residential nonaccrual loans at December 31, 2015, comprised of 215 loans with a balance of $14.0 million compared to 113 loans $12.0 million for the same period in 2014. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate non accrual loans increased $841,000 and commercial business non-performing loans decreased $974,000. The collateral values of non-performing loans have been updated and in several instances partial charge-offs have been processed to conform to current market values. Non-accrual construction loans increased $2.2 million compared to $611,000 mainly due to a Legacy United participation construction loan which amounted to $1.4 million at December 31, 2015.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.5 million, $1.0 million, and $347,000 in additional interest income during the years ended December 31, 2015, 2014 and 2013, respectively.
Troubled Debt Restructuring
Loans are considered restructured in a troubled debt restructuring (“TDR”) when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.
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
The following tables provide detail of TDR balances and activity for the periods presented:

	At December 31,
	2015	2014
	(In thousands)
Recorded investment in TDRs
Accrual status	$18,453	$11,638
Non-accrual status	5,611	4,169
Total recorded investment	$24,064	$15,807
Accruing TDRs performing under modified terms more than one year	$5,821	$1,919
TDR allocated reserves included in the balance of allowance for loan losses	223	380
Additional funds committed to borrowers in TDR status	513	210
The increase in TDRs of $8.3 million primarily reflects $15.2 million in new TDR loans which primarily consisted of three large commercial business loans which were modified during the fourth quarter. In addition, 38 residential real estate TDR loans were added. The increase was partially offset by $6.3 million in pay downs and $561,000 in partial or full charge offs.

Troubled Debt Restructuring By Loan Type
The following tables provide detail of TDR by type for the periods indicated:

	At December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential	$6,612	$3,965
Commercial	6,456	8,852
Construction	1,853	1,998
Commercial business loans	9,138	971
Installment and collateral	5	21
Total	$24,064	$15,807
Troubled Debt Restructuring Activity
The following tables provide detail of TDR activity during the periods indicated:

	Years Ended December 31,
	2015	2014
	(In thousands)
TDRs, beginning of period	$15,807	$10,216
Current year modifications	15,167	9,231
Paydowns/draws on existing TDRs, net	(6,349)	(2,890)
Charge-offs post modification	(561)	(750)
TDRs, end of period	$24,064	$15,807

Delinquent Loans
The following table presents an age analysis of past due loans at December 31, 2015 and 2014:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
At December 31, 2015
Real estate loans:
Residential	$13,274	32.4%	$8,485	20.9%	$21,759	53.3%
Commercial	6,743	16.5	6,024	14.7	12,767	31.2
Construction	663	1.6	2,135	5.2	2,798	6.8
Commercial business loans	792	1.9	2,804	6.8	3,596	8.7
Installment and collateral	20	—	8	—	28	—
Total	$21,492	52.4%	$19,456	47.6%	$40,948	100.0%
At December 31, 2014
Real estate loans:
Residential	$22,867	33.7%	$7,320	10.9%	$30,187	44.6%
Commercial	11,701	17.2	9,509	14.0	21,210	31.2
Construction	1,630	2.4	695	1.0	2,325	3.4
Commercial business loans	6,594	9.7	7,486	11.0	14,080	20.7
Installment and collateral	34	0.1	12	—	46	0.1
Total	$42,826	63.1%	$25,022	36.9%	$67,848	100.0%

At December 31, 2015 and 2014, loans reported as past due 90 days or more and still accruing totaled $307,000 and $4.8 million, respectively and represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.
As a percentage of total loans, loans between 30 and 90 days delinquent were 0.47% and 1.10% at December 31, 2015 and December 31, 2014, respectively. The decrease in delinquency at December 31, 2015 is primarily attributed to a decrease in overall Bank delinquencies including decreases in commercial delinquencies.  All non-performing loans have been updated with a current appraised value, and if necessary, a reduction to carrying value has been made.
Potential Problem Loans
The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Bank’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are normally fully charged off. In addition, the Bank maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $88.7 million at December 31, 2015 and which are generally transferred to the Special Assets area for extra attention.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2015, watchlist loans, inclusive of the “classified loans”, totaled $157.6 million, of which $100.5 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.
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
Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2015, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $33.9 million, or 0.73% of total loans at December 31, 2015 as compared to a loan loss allowance of $24.8 million, or 0.64% of total loans at December 31, 2014. The increase in the ratio from December 31, 2014 primarily reflects the the movement of loans from the acquired portfolio to the covered portfolio. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:
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
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2015 amounted to $794,000 an increase of $683,000 compared to December 31, 2014.
See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2015 and 2014, by loan segment.

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$24,809	$19,183	$18,477	$16,025	$14,312
Provision for loan losses	13,005	9,496	2,046	3,587	3,021
Charge-offs:
Real estate	(2,655)	(2,644)	(1,206)	(1,174)	(1,071)
Commercial business loans	(2,513)	(1,406)	(190)	(132)	(480)
Installment and collateral loans	(324)	(139)	(124)	(48)	(37)
Total charge-offs	(5,492)	(4,189)	(1,520)	(1,354)	(1,588)
Recoveries:
Real estate	623	175	137	150	261
Commercial business loans	839	97	18	52	6
Installment and collateral loans	103	47	25	17	13
Total recoveries	1,565	319	180	219	280
Net charge-offs	(3,927)	(3,870)	(1,340)	(1,135)	(1,308)
Balance at end of year	$33,887	$24,809	$19,183	$18,477	$16,025
Ratios:
Allowance for loan losses to non-performing loans at end of year	89.64%	76.67%	140.50%	115.08%	127.08%
Allowance for loan losses to total loans outstanding at end of year	0.73%	0.64%	1.12%	1.15%	1.09%
Net charge-offs to average loans outstanding	0.10%	0.12%	0.08%	0.07%	0.09%
The allowance for loan losses at December 31, 2015 increased $9.1 million to $33.9 million as compared to the December 31, 2014 year-end balance of $24.8 million. The Company provided $13.0 million of allowance for loan loss provisions in 2015. The Company recorded total loan charge-offs of $5.5 million and recorded $1.6 million of loan recoveries from previously charged-off loans. Net charge-offs for 2015 were $3.9 million, an increase of $57,000 as compared to 2014 net charge-offs. A comprehensive post-merger review of the acquired portfolio continues and hence the slightly higher level of charge off during the year. The Bank continues to ensure consistent application of risk ratings across the entire portfolio. Management believes the allowance for loan losses at December 31, 2015 is sufficient to provide for probable losses inherent within the loan portfolio.
At December 31, 2015, the allowance for loan losses was 0.73% of the total loan portfolio and 89.64% of total non-performing loans. This compares to an allowance of 0.64% of total loans and 76.67% of total non-performing loans at December 31, 2014. The increase in the ratio from December 31, 2014 primarily reflects the increase in loan portfolio due to the movement of loans from the acquired portfolio to the covered portfolio. The portfolio purchases have no corresponding carryover of the allowance for loan losses.

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

	At December 31,
	2015			2014			2013
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real Estate:
Residential	$10,192	30.1%	34.9%	$7,927	32.0%	36.3%	$6,396	33.3%	37.0%
Commercial	15,033	44.4	43.2	9,418	38.0	43.1	8,288	43.2	45.3
Construction	1,895	5.6	3.7	1,470	5.9	4.8	829	4.3	3.1
Commercial business	5,827	17.2	13.1	5,808	23.4	15.7	3,394	17.7	14.5
Installment and collateral	146	0.4	5.1	75	0.3	0.1	29	0.2	0.1
Unallocated allowance	794	2.3	—	111	0.4	—	247	1.3	—
Total allowance for loan losses	$33,887	100.0%	100.0%	$24,809	100.0%	100.0%	$19,183	100.0%	100.0%

	At December 31,
	2012			2011
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Real Estate:
Residential	$6,194	33.5%	42.6%	$5,071	31.6%	46.2%
Commercial	8,051	43.6	43.4	6,694	41.8	40.3
Construction	807	4.4	3.1	1,286	8.0	3.4
Commercial business	2,916	15.8	10.7	2,515	15.7	9.8
Installment and collateral	29	0.2	0.2	49	0.3	0.3
Unallocated allowance	480	2.5	—	410	2.6	—
Total allowance for loan losses	$18,477	100.0%	100.0%	$16,025	100.0%	100.0%
The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2015 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.
Sources of Funds

The primary source of the Company’s cash flows, for use in lending and meeting its general operational needs, is deposits. Additional sources of funds are from FHLBB advances, reverse repurchase agreements, federal funds lines, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, subordinated debt and earnings. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
Total deposits amounted to $4.44 billion at December 31, 2015, up $401.8 million from December 31, 2014. Core deposits increased $231.6 million, or 9.3%, from prior year end reflecting the Company’s strategy to increase core deposits while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.
The Bank has relationships with brokered sweet deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $123.1 million at December 31, 2015, an increase of $11.3 million from December 31, 2014.
Time deposits included brokered certificates of deposit of $392.0 million and $241.9 million at December 31, 2015 and 2014, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.36 billion at December 31, 2015.
The following table presents information concerning average balances and weighted average interest rates on the Company’s deposits accounts for the years indicated:

	At December 31,
	2015			2014			2013
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
(Dollars in thousands)
Non-interest-bearing:
Demand accounts	$605,112	14.46%	0.00%	$503,398	15.49%	0.00%	$238,803	14.91%	0.00%
Interest-bearing:
NOW accounts	315,217	7.54	0.13	236,935	7.29	0.15	158,804	9.91	0.14
Regular savings	529,659	12.66	0.06	418,091	12.86	0.10	225,379	14.07	0.06
Money market accounts	1,155,242	27.62	0.59	872,690	26.85	0.34	437,776	27.33	0.35
Time deposits	1,577,739	37.72	0.88	1,218,782	37.51	0.81	541,148	33.78	1.12
Total interest-bearing deposits	3,577,857	85.54	0.60%	2,746,498	84.51	0.49%	1,363,107	85.09	0.59%
Total average deposits	$4,182,969	100.00%		$3,249,896	100.00%		$1,601,910	100.00%
Time Deposit Maturities of $250,000 or More
As of December 31, 2015, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was $253.7 million. The following table sets forth the maturity of those time deposits as of December 31, 2015:

At December 31, 2015
(In thousands)
Three months or less	$59,999
Over three months through six months	36,012
Over six months through one year	44,877
Over one year through three years	88,041
Over three years	24,780
Total	$253,709

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
The following table presents borrowings by category as of the dates indicated:

	At December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
FHLBB advances (1)	$949,003	$580,973	$368,030	63.3%
Subordinated debt (2)	79,489	79,288	201	0.3
Wholesale repurchase agreements	45,000	69,242	(24,242)	(35.0)
Customer repurchase agreements	19,278	41,335	(22,057)	(53.4)
Other	6,250	6,476	(226)	(3.5)
Total borrowings	$1,099,020	$777,314	$321,706	41.4%

(1)	FHLBB advances include $3.5 million and $5.4 million of purchase accounting discounts at December 31, 2015 and 2014, respectively.

(2)
Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.1 million and $2.2 million, and $75.0 million Subordinated Notes, net of associated deferred costs of $1.1 million and $1.2 million at December 31, 2015 and 2014, respectively.

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
Total FHLBB advances increased $369.9 million to $945.5 million at December 31, 2015, exclusive of the purchase accounting mark adjustment on the advances, compared to $575.6 million at December 31, 2014. This increase is a result of greater utilization of FHLBB advances, combined with the growth in core deposits, which assisted the Company in funding loan portfolio growth and in meeting other liquidity needs while effectively managing interest rate risk. At December 31, 2015, all of the Company’s outstanding FHLBB advances were at fixed coupons ranging from 0.32% to 7.15%, with an average cost of 0.95%. FHLBB borrowings represented 15.2% and 10.5% of assets at December 31, 2015 and 2014, respectively.
Borrowings under wholesale purchase agreements totaled $45.0 million and $69.2 million as of December 31, 2015 and 2014, respectively. The outstanding borrowings consisted of three individual agreements with remaining terms of 3 years or less and a weighted-average cost of 1.51%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $19.3 million and $41.3 million at December 31, 2015 and 2014, respectively.
Subordinated debentures totaled $79.5 million and $79.3 million at December 31, 2015 and 2014, respectively.
Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at end of period	$445,000	$362,000	$110,000
Average amount outstanding during the period	327,833	204,750	82,500
Maximum amount outstanding at any month-end	445,000	362,000	150,000
Weighted-average interest rate during the period	0.35%	0.23%	0.23%
Weighted-average interest rate at end of period	0.58%	0.27%	0.21%

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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2015, $95.2 million of the Company’s assets were invested in cash and cash equivalents compared to $87.0 million at December 31, 2014. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At December 31, 2015, the Company had $945.5 million in advances from the FHLBB and an additional available borrowing limit of $265.1 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $123.1 million at December 31, 2015. Internal policies limit wholesale borrowings to 40% of total assets, or $2.49 billion, at December 31, 2015. In addition, the Company has uncommitted federal funds lines of credit with six counterparties totaling $137.5 million at December 31, 2015. No federal funds purchased were outstanding at December 31, 2015.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2015, the Bank had pledged 27 commercial loans, with outstanding balances totaling $185.0 million. Based on the amount of pledged collateral, the Bank had available liquidity of $144.0 million.
At December 31, 2015, the Company had outstanding commitments to originate loans of $219.4 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, and unused checking overdraft lines of credit of $743.5 million. At December 31, 2015, time deposits scheduled to mature in less than one year totaled $1.06 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank, and proceeds received from the Company’s issuance of $75.0 million of Subordinated Notes in September 2014. During 2015 and 2014, the Bank paid $30.9 million and $13.3 million, respectively, to the Company in dividends. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 - Business” found elsewhere in this report. See Note 18, “Regulatory Matters” for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2015, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 18, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
The following tables present information indicating various contractual obligations and commitments made by the Company as of December 31, 2015 and the respective payment dates:

	Contractual Obligations
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank advances (1)	$945,505	$637,580	$271,795	$31,458	$4,672
Interest expense payable on Federal Home Loan Bank advances	14,095	1,324	9,623	2,239	909
Leases (2)	44,990	5,145	9,318	8,481	22,046
Subordinated Notes (3)	82,732	—	—	—	82,732
Interest expense payable on Subordinated Notes	41,478	4,498	8,995	8,996	18,989
Core service provider (4)	12,445	4,659	7,786	—	—
Other (5)	1,544	128	279	302	835
Total Contractual Obligations	$1,142,789	$653,334	$307,796	$51,476	$130,183

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable capital and operating leases for offices and office equipment.

(3)	Consists of $7.7 million of acquired junior subordinated debt maturing March 2036, and $75.0 million in Subordinated Notes due October 2024

(4)
Payments to the core service provider under the existing contract are primarily based on the volume of accounts served or the transactions processed. The expected payments shown in this table are based on an estimate of our current number of accounts to be served or transactions to be processed, but do not include any projection of the effect of pricing or volume changes.

(5)	Consists of estimated benefit payments over the next ten years under unfunded nonqualified pension plans.

The following tables present information indicating various commercial commitments made by the Company as of December 31, 2015 and the respective payment dates:

	Other Commitments
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments(1)	$182,849	$182,849	$—	$—	$—
Commercial business loan commitments(1)	36,558	36,558	—	—	—
Undisbursed commercial lines of credit	302,700	97,784	30,832	37,352	136,732
Undisbursed home equity lines of credit(2)	320,140	5,396	20,943	31,630	262,171
Undisbursed construction loans	103,140	30,008	27,876	3,500	41,756
Standby letters of credit	9,477	7,498	1,666	133	180
Unused checking overdraft lines of credit(3)	1,293	—	—	—	1,293
Unused credit card lines	6,725	6,725	—	—	—
Total Other Commitments	$962,882	$366,818	$81,317	$72,615	$442,132

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity lines of credit are available to the borrower for up to 10 years.

(3)	Unused portion of checking overdraft lines of credit are available to customers in “good standing”.
Other Off-Balance Sheet Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $21.4 million at December 31, 2015 and is included in other assets in the consolidated statement of condition. At December 31, 2015, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $6.3 million, which constitutes our maximum potential obligation to these partnerships.
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
Quantitative Analysis:
Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) is projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	3.10%
50 basis point decrease in rates	(4.42)%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2015, income at risk (i.e., the change in net interest income) increased 3.10% and decreased 4.42% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (2013).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
Chief Executive Officer	Executive Vice President, Chief Financial
Officer and Treasurer
Date: March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
United Financial Bancorp, Inc.
We have audited United Financial Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Financial Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2015 Consolidated Financial Statements of United Financial Bancorp, Inc. and subsidiaries and our report dated March 7, 2016 expressed an unqualified opinion.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
United Financial Bancorp, Inc.
We have audited the accompanying Consolidated Statements of Condition of United Financial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Net Income, Comprehensive Income (Loss), Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2015. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of United Financial Inc. and subsidiaries’ internal control over financial reporting.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 7, 2016

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,602	$43,416
Short-term investments	47,574	43,536
Total cash and cash equivalents	95,176	86,952
Available for sale securities-at fair value	1,059,169	1,053,011
Held to maturity securities-at amortized cost	14,565	15,368
Loans held for sale	10,136	8,220
Loans receivable (net of allowance for loan losses of $33,887 in 2015 and $24,809 in 2014)	4,587,062	3,877,063
Federal Home Loan Bank stock, at cost	51,196	31,950
Accrued interest receivable	15,740	14,212
Deferred tax asset-net	33,094	33,833
Premises and equipment-net	54,779	57,665
Goodwill	115,281	115,240
Core deposit intangible	7,506	9,302
Cash surrender value of bank-owned life insurance	125,101	122,622
Other real estate owned	755	2,239
Other assets	58,981	49,132
Total assets	$6,228,541	$5,476,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$672,008	$602,359
Interest-bearing	3,765,063	3,432,952
Total deposits	4,437,071	4,035,311
Mortgagors’ and investors’ escrow accounts	13,526	13,004
Advances from the Federal Home Loan Bank	949,003	580,973
Other borrowings	150,017	196,341
Accrued expenses and other liabilities	53,403	48,772
Total liabilities	5,603,020	4,874,401
Commitments and contingencies (notes 7, 8 and 21)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 120,000,000 and 60,000,000 shares authorized; 49,941,428 and 49,537,700 shares issued and 49,941,428 and 49,537,700 outstanding at December 31, 2015 and 2014, respectively)	519,587	514,189
Additional paid-in capital	10,722	16,007
Unearned compensation — ESOP	(5,922)	(6,150)
Retained earnings	112,013	84,852
Accumulated other comprehensive loss, net of tax	(10,879)	(6,490)
Total stockholders’ equity	625,521	602,408
Total liabilities and stockholders’ equity	$6,228,541	$5,476,809
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Net Income

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except share data)
Interest and dividend income:
Loans	$165,409	$133,011	$67,752
Securities-taxable interest	20,039	16,367	6,687
Securities-non-taxable interest	8,354	5,113	2,748
Securities-dividends	2,363	1,302	250
Interest-bearing deposits	180	86	80
Total interest and dividend income	196,345	155,879	77,517
Interest expense:
Deposits	21,442	13,559	7,992
Borrowed funds	10,321	4,448	2,468
Total interest expense	31,763	18,007	10,460
Net interest income	164,582	137,872	67,057
Provision for loan losses	13,005	9,496	2,046
Net interest income after provision for loan losses	151,577	128,376	65,011
Non-interest income:
Service charges and fees	21,040	13,509	7,250
Income from mortgage banking activities	9,552	3,203	7,203
Bank-owned life insurance income, including gain on death benefit	3,616	3,042	2,092
Gain on sales of securities, net	939	1,228	585
Net loss on limited partnership investments	(3,136)	(4,224)	—
Other income (loss)	476	(153)	(79)
Total non-interest income	32,487	16,605	17,051
Non-interest expense:
Salaries and employee benefits	67,469	59,332	36,428
Occupancy and equipment	15,442	13,239	6,679
Service bureau fees	6,728	8,179	3,287
Professional fees	6,317	3,662	2,377
Marketing and promotions	2,321	2,296	476
FDIC insurance assessments	3,692	2,553	1,172
Other real estate owned	237	792	874
Core deposit intangible amortization	1,796	1,283	—
Merger related expense	1,575	36,918	2,141
Other	22,618	16,178	9,032
Total non-interest expense	128,195	144,432	62,466
Income before income taxes	55,869	549	19,596
Provision (benefit) for income taxes	6,229	(6,233)	5,369
Net income	$49,640	$6,782	$14,227

Net income per share:
Basic	$1.01	$0.16	$0.55
Diluted	$1.00	$0.16	$0.54

Weighted-average shares outstanding:
Basic	48,912,807	42,829,094	26,061,942
Diluted	49,385,566	43,269,517	26,426,220
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$49,640	$6,782	$14,227
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(5,912)	13,847	(15,704)
Reclassification adjustment for gains realized in income (1)	(939)	(1,228)	(585)
Net unrealized gains (losses)	(6,851)	12,619	(16,289)
Tax effect - benefit (expense)	2,462	(4,430)	5,701
Net-of-tax amount - securities available for sale	(4,389)	8,189	(10,588)
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	(3,108)	(8,385)	7,537
Reclassification adjustment for losses recognized in interest expense (2)	12	—	—
Net unrealized gains (losses)	(3,096)	(8,385)	7,537
Tax effect - benefit (expense)	1,116	2,945	(2,638)
Net-of-tax amount - interest rate swaps	(1,980)	(5,440)	4,899
Defined benefit pension plan:
Gains (losses) arising during the period	1,574	(6,460)	5,842
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (3)	738	(277)	784
Net gains (losses)	2,312	(6,737)	6,626
Tax effect - benefit (expense)	(698)	2,427	(2,319)
Net-of-tax amount - pension plan	1,614	(4,310)	4,307
Other post-retirement plans:
Gains (losses) arising during the period	532	(372)	820
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (4)	7	13	23
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (5)	21	(9)	72
Prior service cost arising during the period	—	168	105
Change in gains (losses) and prior service costs	560	(200)	1,020
Tax effect - benefit (expense)	(194)	37	(357)
Net-of-tax amount - post-retirement plans	366	(163)	663
Net-of-tax amount - pension and post-retirement plans	1,980	(4,473)	4,970
Total other comprehensive income (loss)	(4,389)	(1,724)	(719)
Comprehensive income (loss)	$45,251	$5,058	$13,508

(1)
Amounts are included in net gains from sales of securities in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was $338, $442 and $205, respectively.

(2)
Amounts are included in borrowed funds in the Consolidated Statements of Net Income in interest expense. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was $4, $0 and $0, respectively.

(3)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was $(266), $100 and $(274), respectively.

(4)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was $3, $7 and $8, respectively.

(5)
Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was $(185), $3 and $(25), respectively.

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2012	29,487,363	$243,776	$13,418	$(8,306)	$91,811	$(4,047)	1,330,466	$(16,041)	$320,611
Comprehensive income	—	—	—	—	14,227	(719)	—	—	13,508
Adoption of MSR fair value accounting	—	—	—	—	502	—	—	—	502
Share-based compensation expense	—	—	2,665	—	—	—	—	—	2,665
ESOP shares released or committed to be released	—	—	552	1,155	—	—	—	—	1,707
ESOP Forfeiture	—	—	357	—	—	—	—	—	357
Cancellation of shares for tax withholding	(24,932)	—	(357)	—	—	—	—	—	(357)
Reissuance of treasury shares for restricted stock grants	—	—	(633)	—	(9)	—	(53,834)	642	—
Reissuance of treasury shares for stock options exercised	—	—	(259)	—	—	—	(90,411)	1,064	805
Treasury stock purchased	—	—	—	—	—	—	2,301,665	(30,028)	(30,028)
Forfeited unvested restricted stock	(6,141)	—	—	—	—	—	—	—	—
Tax effects of share-based awards	—	—	65	—	—	—	—	—	65
Dividends declared ($0.40 per common share)	—	—	—	—	(10,453)	—	—	—	(10,453)
Balance at December 31, 2013	29,456,290	243,776	15,808	(7,151)	96,078	(4,766)	3,487,886	(44,363)	299,382
Comprehensive income	—	—	—	—	6,782	(1,724)	—	—	5,058
Issuance of common stock for the acquisition of United Financial Bancorp, Inc	26,706,401	356,365	—	—	—	—	—	—	356,365
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(3,507,324)	(47,772)							(47,772)
Share-based compensation expense	—	—	3,957	—	—	—	—	—	3,957
ESOP shares released or committed to be released	—	—	726	1,001	—	—	—	—	1,727
Shares issued for stock options exercised	321,058	4,530	(2,421)	—	—	—	(11,616)	137	2,246
Shares issued for restricted stock grants	138,482	1,889	(1,889)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(100,937)	(373)	(994)	—	—	—	—	—	(1,367)
Tax effects of share-based awards	—	—	820	—	—	—	—	—	820
Dividends declared ($0.40 per common share)	—	—	—	—	(18,008)	—	—	—	(18,008)
Balance at December 31, 2014	49,537,700	514,189	16,007	(6,150)	84,852	(6,490)	—	—	602,408
Comprehensive income	—	—	—	—	49,640	(4,389)	—	—	45,251
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	—	—	(5,171)
Share-based compensation expense	—	—	1,076	—	—	—	—	—	1,076
ESOP shares released or committed to be released	—	—	71	228	—	—	—	—	299
Shares issued for stock options exercised	545,148	7,281	(2,516)	—	—	—	—	—	4,765
Shares issued for restricted stock grants	259,845	3,491	(3,491)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(22,430)	(188)	(123)	—	—	—	—	—	(311)
Tax effects of share-based awards	—	—	(317)	—	—	—	—	—	(317)
Forfeited unvested restricted stock	(1,135)	(15)	15	—	—	—	—	—	—
Dividends declared ($0.46 per common share)	—	—	—	—	(22,479)	—	—	—	(22,479)
Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	—	$—	$625,521

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$49,640	$6,782	$14,227
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	5,041	2,680	471
Accretion of intangible assets and purchase accounting marks, net	(10,835)	(10,899)	—
Amortization of subordinated debt issuance costs	126	34	—
Share-based compensation expense	1,076	3,957	2,665
ESOP expense	299	1,727	1,707
Loss on extinguishment of debt	—	288	—
Tax effects of share-based awards	317	(820)	(65)
Provision for loan losses	13,005	9,496	2,046
Net gain from sales of securities	(939)	(1,228)	(585)
Loans originated for sale	(406,960)	(145,124)	(144,597)
Proceeds from sales of loans held for sale	405,044	137,326	149,467
Decrease (increase) in mortgage servicing asset	(2,345)	(138)	3,051
Loss (gain) on sales of OREO	(218)	(409)	85
Net change in mortgage banking fair value adjustment	39	(356)	439
Loss on disposal of equipment	191	1,210	113
Write-downs of other real estate owned	118	213	287
Depreciation and amortization	5,340	3,762	2,383
Loss on limited partnerships	3,136	4,224	—
Loss (gain) on lease terminations	(195)	1,888	—
Deferred income tax expense	3,582	7,361	410
Increase in cash surrender value of bank-owned life insurance	(3,397)	(3,042)	(2,092)
Income recognized from death benefit on bank-owned life insurance	(219)	—	—
Net change in:
Deferred loan fees and premiums	(3,013)	(1,603)	(1,632)
Accrued interest receivable	(1,528)	(2,237)	(844)
Other assets	(16,172)	(33,243)	(4,340)
Accrued expenses and other liabilities	9,637	8,552	946
Net cash provided by (used in) operating activities	50,770	(9,599)	24,142
Cash flows from investing activities:
Proceeds from sales of available for sale securities	280,564	511,044	44,880
Proceeds from calls and maturities of available for sale securities	16,655	21,220	—
Principal payments on available for sale securities	86,128	61,425	26,862
Principal payments on held to maturity securities	774	783	2,373
Purchases of available for sale securities	(398,794)	(885,610)	(245,609)
Purchases of held to maturity securities	—	(2,342)	(10,093)
Cash acquired from United Financial Bancorp, Inc.	—	25,410	—
Redemption of FHLBB stock	—	2,297	814
Purchase of FHLBB stock	(19,246)	(1,860)	—
Proceeds from sale of other real estate owned	2,683	3,869	4,042
Proceeds from portfolio loan sales	—	—	70,715
Purchases of loans	(348,175)	(16,310)	(14,142)
Loan originations, net of principal repayments	(366,495)	(302,918)	(170,550)
Purchase of bank-owned life insurance	—	—	(4,008)
Proceeds from bank-owned life insurance death benefit	1,158	—	—
Proceeds from sale of equipment	364	327	—
Purchases of premises and equipment	(3,593)	(12,719)	(7,108)
Net cash used in investing activities	(747,977)	(595,384)	(301,824)

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Concluded)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	69,649	2,550	27,685
Net increase in interest-bearing deposits	335,320	357,800	202,840
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	522	4,604	(434)
Net increase in short-term FHLBB advances	196,200	275,776	64,112
Repayments of long-term FHLBB advances	(8,056)	(6,076)	(15,182)
Proceeds from long-term FHLBB advances	181,800	10,000	—
Repayments of FHLBB borrowings and penalty	—	(12,466)	—
Net increase in other borrowings, excluding proceeds from subordinated debt issuance	(46,491)	4,860	48,192
Proceeds from issuance of subordinated debt, net of issuance costs	—	73,733	—
Proceeds from exercise of stock options	4,765	2,246	805
Common stock repurchased	(5,171)	(47,772)	(30,028)
Cancellation of shares for tax withholding	(311)	(1,367)	(357)
Tax effects of share-based awards	(317)	820	65
Cash dividend paid on common stock	(22,479)	(18,008)	(10,453)
ESOP forfeiture	—	—	357
Net cash provided by financing activities	705,431	646,700	287,602
Net increase in cash and cash equivalents	8,224	41,717	9,920
Cash and cash equivalents - beginning of year	86,952	45,235	35,315
Cash and cash equivalents - end of year	$95,176	$86,952	$45,235
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36,532	$21,824	$10,465
Income taxes, net	(6,744)	3,599	7,017
Transfer of loans to other real estate owned	1,099	2,339	3,097
Increase (decrease) in due to broker, investment purchases	(1,105)	(4,855)	1,758
Increase in due to broker, common stock buyback	(523)	523	—
Acquisition of non-cash assets and liabilities:
Fair value of assets acquired	—	2,396,937	—
Fair value of liabilities assumed	—	2,154,713	—
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Financial Statement Presentation
On April 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The results of operations of Legacy United or assets acquired are included only from the dates of acquisition.
The consolidated financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., UB Properties, LLC, and UCB Securities, Inc. II.
The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Glastonbury, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2015, the Company’s principal asset was all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and western Massachusetts and the surrounding regions through 53 banking offices, its commercial loan and mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and its online website (www.bankatunited.com).
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
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the 2015 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances. Notwithstanding the foregoing, prior to December 31, 2014, the Consolidated Statements of Changes in Shareholders’ Equity refers to repurchased shares as “treasury stock.”
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company did not have a trading portfolio at December 31, 2015 and 2014. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. The Company did not transfer any securities from available for sale to held to maturity during 2015, 2014 and 2013. See Note 6 in the Notes to Consolidated Financial Statements for further information.
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
Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the Consolidated Statements of Condition in other assets and other liabilities with changes in their fair values recorded in other non-interest income. Fair value is based on the value of servicing rights and the interest rate differential from the commitment date to the current valuation date of the underlying mortgage loans. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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
Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2015 and 2014.
Loans Held For Sale
The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are rate locked. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. The Company has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, for closed loans intended for sale. The Company elected the fair value option in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Fair values are estimated using quoted loan market prices. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value related to forward sale commitments and interest rate lock commitments. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained, with the exception of a limited volume of government production sold servicing released.
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
A loan is classified as a troubled debt restructure (“TDR”) when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers’ financial difficulties. All TDR loans are initially classified as impaired and generally remain impaired as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Interest and Fees on Loans
Interest on loans is accrued and included in interest income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. Past due status is based on the contractual payment terms of the loan.
Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectability of the remaining interest and principal. A non-accrual loan is restored to accrual status when the loan is brought current, collectability of interest and principal is no longer in doubt and six months of continuous payments have been received.
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
In recording the acquisition data fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). For changes in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the remaining lives of the loans.
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
The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.
A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loans losses, as further described below.
General component:
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2015.
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
 Installment and collateral loans – Loans in this segment are secured or unsecured and repayment is dependent on the credit quality of the individual borrower. A significant portion of these loans are secured by boats.
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
When a loan is determined to be impaired, the Company makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.
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
The allowance for loan losses has been determined in accordance with GAAP, under which the Company is required to maintain an allowance for probable losses at the balance sheet date. The Company is responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as, estimated losses inherent in our portfolio that are probable, but not specifically identifiable.
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
Capitalized servicing rights are reported in other assets at fair value, with changes in fair value recorded in income from mortgage banking activities.
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
Goodwill
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead reviewed for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2015, 2014 and 2013.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2015 and 2014, the Company had $375,000 and $252,000 of uncertain tax positions, respectively. There was no reserve for uncertain tax positions as of December 31, 2013.
Investments in Limited Partnerships
The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine whether consolidation is necessary. The Company applies the equity method of accounting to its investments in limited partnerships. The Company has interests in limited partnerships that own and operate affordable housing and rehabilitation projects as well as alternative energy projects. Investments in these projects serve as an element of the Bank’s compliance with the Community Reinvestment Act and in serving the interest of public welfare, and the Company receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits generally may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Company regularly evaluates the partnership investments for impairment. The tax credits are recorded in the years they become available to reduce income taxes through the provision for income taxes, while basis adjustments under the equity method or impairment are recorded in loss on investments in limited partnerships on the Consolidated Statements of Net Income.
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
As of December 31, 2012, the Company froze its noncontributory defined benefit pension plan, at which time participants in the plan stopped earning additional benefits under the plan. The Company began providing additional benefits to these employees under the Bank’s 401(k) Plan as of January 1, 2013. See Note 17, “Pension Plans and Other Post-Retirement Benefits”, for further information on these benefits.
In addition to the qualified plan, the Company has supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.
The Compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.
The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.
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
Fair Values of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The required disclosures about fair value measurements have been included in Note 15, “Fair Value Measurement” in the Notes to Consolidated Financial Statements.
Earnings per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested options/awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.
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
Employee Stock Ownership Plan
Unearned Employee Stock Ownership Plan (“ESOP”) shares are shown as a reduction of stockholders’ equity and presented as unearned compensation - ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned common shares held by the ESOP are reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is recorded in additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s Consolidated Statements of Condition. Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k) Plan.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. These costs are recognized on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award; the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. When determining the estimated fair value of stock options granted, the Company utilizes various assumptions regarding the expected volatility of the stock price, estimated forfeitures using historical data on employee terminations, the risk-free interest rate for periods within the contractual life of the stock option, and the expected dividend yield that the Company expects over the expected life of the options granted. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted monthly based on actual forfeiture experience. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company expenses the grant date fair value of the Company’s stock options and restricted stock with a corresponding increase in equity.
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
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a whole-sale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e. calendar periods beginning on January 1, 2019), and interim periods therein. Early adoption will be permitted for all entities. Management is currently analyzing the impact on the Company’s Consolidated Financial Statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, at fair value through net income. This new requirement does not apply to investments that qualify for the equity method of accounting or to those that result in consolidation of these investments. The ASU supersedes current guidance and no longer requires equity securities with readily determinable fair value to be classified into categories (i.e. trading or available for sale). The ASU clarifies that when identifying observable price changes, an entity should consider relevant transactions “that are known or can reasonably be known“ and that an entity is not required to spend undue cost and effort to identify such transactions. The ASU also indicates that an entity should consider a security’s rights and obligations, such as voting rights, distribution rights and preferences, and conversion features, when evaluating whether the security issued by the same issuer is similar to the equity security held by the entity. The ASU further provides for the elimination of disclosure requirements related to financial instruments measured at amortized cost. For public business entities, the new standard will require disclosure of fair value using the exit price notion for all financial instruments measured at amortized cost. Pursuant to the ASU, recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all entities, the ASU permits early adoption of the instrument-specific credit risk provision. Management is currently analyzing the impact on the Company’s Consolidated Financial Statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Business Combinations
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which aims to simplify accounting for adjustments made to provisional amounts recognized in a business combination. The requirement per GAAP to retrospectively apply measurement-period adjustments to provisional amounts was eliminated. The new guidance requires that the acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. In addition, an entity is required to present separately, on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Revenue from Contracts
In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
Intangibles-Goodwill and Other-Internal-Use Software
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. When a cloud computing arrangement includes a license of software, the customer will capitalize the fee attributable to the software license portion of the arrangement when the criteria for capitalization of internal-use software are met. When a cloud computing arrangement does not include a license of software, the customer will account for the arrangement as a service contract and expense the cost as the services are received. The ASU supersedes the guidance that required companies to analogize to lease accounting when determining the asset acquired in a software licensing arrangement. Entities may elect to adopt the ASU either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. For public business entities, the standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. For all other entities, the standard is effective for annual periods beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. Entities that elect prospective transition should disclose the nature of, and reason for, the change in accounting policy, the transition method, and a qualitative description of the financial statement line items affected by the change. Entities that elect retrospective transition should also disclose quantitative information about the effects of the accounting change. This information should include the cumulative effect of the change on retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the earliest period presented. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Interest-Imputation of Interest.
In April 2015, the FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 3.	MERGER
The Company acquired 100% of the outstanding common shares and completed its merger with Legacy United on April 30, 2014. Legacy United’s principal subsidiary was a federally chartered savings bank headquartered in West Springfield, Massachusetts, which operated 35 branch locations, two express drive-up branches, and two loan production offices, primarily in the Springfield and Worcester regions of Massachusetts and in Central Connecticut. The Company entered into the Merger agreement based on its assessment of the anticipated benefits, including enhanced market share and expansion of its banking franchise. The Merger was accounted for as a purchase and, as such, was included in the results of operations from the date of the Merger. The Merger was funded with shares of Rockville common stock and cash. As of the close of trading on April 30, 2014, all of the shareholders of Legacy United received 1.3472 shares of Rockville for each share of Legacy United common stock owned at that date. Total consideration paid at closing was valued at $356.4 million, based on the closing price of $13.16 of Rockville common stock, the value of Legacy United exercisable options and cash paid for fractional shares on April 30, 2014.
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

Note 4.	GOODWILL AND CORE DEPOSIT INTANGIBLES
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2013	$1,070	$—
Acquisition of Legacy United	114,170	10,585
Amortization expense	—	(1,283)
Balance at December 31, 2014	$115,240	$9,302
Adjustments	41	—
Amortization expense	—	(1,796)
Balance at December 31, 2015	$115,281	$7,506

Estimated amortization expense for the years ending December 31,
2016		$1,604
2017		1,411
2018		1,219
2019		1,026
2020		834
2021 and thereafter		1,412
Total remaining		$7,506
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment review. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for 2015 and 2014. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $1.8 million and $1.3 million for the years ended December 31, 2015 and 2014.

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2015 and 2014, the Company was required to have cash and liquid assets of $24.0 million and $22.7 million, respectively, to meet these requirements. The Company is also required to maintain a reserve balance as part of their correspondent relationship with Bankers Bank Northeast.

Note 6.	SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2015 and 2014 are as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,159	$13	$(83)	$10,089
Government-sponsored residential mortgage-backed securities	146,434	731	(1,304)	145,861
Government-sponsored residential collateralized debt obligations	287,515	855	(1,403)	286,967
Government-sponsored commercial mortgage-backed securities	21,144	21	(200)	20,965
Government-sponsored commercial collateralized debt obligations	128,617	626	(271)	128,972
Asset-backed securities	162,895	43	(3,037)	159,901
Corporate debt securities	62,356	91	(2,487)	59,960
Obligations of states and political subdivisions	201,217	1,561	(1,663)	201,115
Total debt securities	1,020,337	3,941	(10,448)	1,013,830
Marketable equity securities, by sector:
Banks	41,558	1,099	(544)	42,113
Industrial	109	34	—	143
Mutual funds	2,854	65	(4)	2,915
Oil and gas	132	36	—	168
Total marketable equity securities	44,653	1,234	(548)	45,339
Total available for sale securities	$1,064,990	$5,175	$(10,996)	$1,059,169
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,205	$244	$—	$2,449
Obligations of states and political subdivisions	12,360	884	(10)	13,234
Total held to maturity securities	$14,565	$1,128	$(10)	$15,683

December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$6,965	$94	$(237)	$6,822
Government-sponsored residential mortgage-backed securities	165,199	2,379	(159)	167,419
Government-sponsored residential collateralized debt obligations	237,128	1,365	(360)	238,133
Government-sponsored commercial mortgage-backed securities	67,470	1,081	(253)	68,298
Government-sponsored commercial collateralized debt obligations	129,547	737	(598)	129,686
Asset-backed securities	181,198	272	(2,715)	178,755
Corporate debt securities	43,907	35	(1,697)	42,245
Obligations of states and political subdivisions	194,857	1,572	(657)	195,772
Total debt securities	1,026,271	7,535	(6,676)	1,027,130
Marketable equity securities, by sector:
Banks	22,645	277	(340)	22,582
Industrial	109	76	—	185
Mutual funds	2,824	89	(3)	2,910
Oil and gas	131	73	—	204
Total marketable equity securities	25,709	515	(343)	25,881
Total available for sale securities	$1,051,980	$8,050	$(7,019)	$1,053,011
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,971	$339	$—	$3,310
Obligations of states and political subdivisions	12,397	1,006	—	13,403
Total held to maturity securities	$15,368	$1,345	$—	$16,713

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2015, the net unrealized loss on securities available for sale of $5.8 million, net of income taxes of $2.1 million, or $3.7 million, was included in accumulated other comprehensive loss. At December 31, 2014, the net unrealized gain on securities available for sale of $1.0 million, net of income taxes of $374,000, or $656,000, was included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at December 31, 2015 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$529	$529	$—	$—
After 1 year through 5 years	9,340	9,190	1,193	1,202
After 5 years through 10 years	66,078	65,077	—	—
After 10 years	197,785	196,368	11,167	12,032
	273,732	271,164	12,360	13,234
Government-sponsored mortgage-backed securities	146,434	145,861	2,205	2,449
Government-sponsored residential collateralized debt obligations	287,515	286,967	—	—
Government-sponsored commercial mortgage-backed securities	21,144	20,965	—	—
Government-sponsored commercial collateralized debt obligations	128,617	128,972	—	—
Asset-backed securities	162,895	159,901	—	—
Total debt securities	$1,020,337	$1,013,830	$14,565	$15,683
At December 31, 2015, the Company had 114 encumbered securities, with a fair value of $446.0 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 12 and 14.
For the years ended December 31, 2015, 2014 and 2013, proceeds from the sale of available for sale securities and gross realized gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds from the sale of available for sale securities	$280,564	$511,044	$44,880
Gross gains on the sale of available for sale securities	3,090	2,711	804
Gross losses on the sale of available for sale securities	2,151	1,483	219
As of December 31, 2015, the Company did not have any exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2015 and 2014.
The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2015, the estimated fair value of this portfolio was $214.4 million, with no significant geographic exposure concentrations. Of the total revenue and general obligations of $214.4 million, $101.9 million were representative of general obligation bonds for which $78.8 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2015
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$4,867	$(66)	$4,977	$(17)	$9,844	$(83)
Government-sponsored residential mortgage-backed securities	107,142	(1,183)	7,195	(121)	114,337	(1,304)
Government-sponsored residential collateralized debt obligations	152,278	(1,357)	3,506	(46)	155,784	(1,403)
Government-sponsored commercial mortgage-backed securities	16,207	(200)	—	—	16,207	(200)
Government-sponsored commercial collateralized debt obligations	38,151	(221)	3,496	(50)	41,647	(271)
Asset-backed securities	93,723	(1,233)	49,462	(1,804)	143,185	(3,037)
Corporate debt securities	42,102	(797)	6,720	(1,690)	48,822	(2,487)
Obligations of states and political subdivisions	47,878	(946)	42,685	(717)	90,563	(1,663)
Total debt securities	502,348	(6,003)	118,041	(4,445)	620,389	(10,448)
Marketable equity securities	18,449	(287)	6,176	(261)	24,625	(548)
Total available for sale securities	$520,797	$(6,290)	$124,217	$(4,706)	$645,014	$(10,996)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$1,104	$(10)	—	—	$1,104	$(10)
Total held to maturity securities	$1,104	$(10)	—	—	$1,104	$(10)

December 31, 2014
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$—	$—	$4,757	$(237)	$4,757	$(237)
Government-sponsored residential mortgage-backed securities	1,492	(11)	19,785	(148)	21,277	(159)
Government-sponsored residential collateralized debt obligations	35,769	(124)	17,443	(236)	53,212	(360)
Government-sponsored commercial mortgage-backed securities	14,118	(15)	16,337	(238)	30,455	(253)
Government-sponsored commercial collateralized debt obligations	62,477	(551)	4,991	(47)	67,468	(598)
Asset-backed securities	128,808	(2,080)	20,146	(635)	148,954	(2,715)
Corporate debt securities	30,634	(501)	5,054	(1,196)	35,688	(1,697)
Obligations of states and political subdivisions	55,029	(419)	18,568	(238)	73,597	(657)
Total debt securities	328,327	(3,701)	107,081	(2,975)	435,408	(6,676)
Marketable equity securities:	12,716	(340)	140	(3)	12,856	(343)
Total	$341,043	$(4,041)	$107,221	$(2,978)	$448,264	$(7,019)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Of the securities summarized above as of December 31, 2015, 146 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 96 issues had unrealized losses equaling 3.7% of the amortized cost basis for twelve months or more. As of December 31, 2014, 155 issues had unrealized losses for less than twelve months and 78 issues had losses for twelve months or more.
Management believes that no individual unrealized loss as of December 31, 2015 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2015:
U.S. Government and government-sponsored enterprises. The unrealized losses on the Company’s U.S. Government and government-sponsored securities were primarily caused by changes in interest rates and interest rate expectations. The Company does not expect these securities to settle at a price less than the par value of the securities.
U.S. Government and government-sponsored collateralized mortgage obligations and commercial mortgage-backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the increase in average prepayment speeds given the path of the government yield curve over the period. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to securities with no geographic concentration. The unrealized loss was due to an upward shift in certain shorter parts of the municipal bond yield curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is primarily caused by the overall low interest rate environment because it reprices quarterly to the three month LIBOR and market spreads on similar securities have increased. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that this security will suffer from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a general widening in credit spreads across the curve.
Asset-Backed Securities. The unrealized losses on the Company’s asset-backed securities were largely driven a general widening in credit spreads across the yield curve. The majority of these securities have resetting coupons that adjust on quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 7.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential	$1,611,197	$1,413,739
Commercial	1,995,332	1,678,936
Construction	171,006	185,843
Total real estate loans	3,777,535	3,278,518
Commercial business loans	603,332	613,596
Installment and collateral loans	233,064	5,752
Total loans	4,613,931	3,897,866
Net deferred loan costs and premiums	7,018	4,006
Allowance for loan losses	(33,887)	(24,809)
Loans — net	$4,587,062	$3,877,063
At December 31, 2015, the Company had pledged $978.2 million and $185.0 million of eligible loan collateral to support available borrowing capacity at the FHLBB and FRB, respectively. See Note 12.
Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected on acquired performing loans was $29.1 million. Loans acquired and determined to be impaired totaled $18.5 million. During December 2015, the Company purchased three loan portfolios consisting of marine finance consumer loans, Title 1 home improvement loans and home equity lines of credit. Gross loans purchased totaled $330.5 million, the outstanding balance of which at December 31, 2015 was $324.3 million.
The impaired loans are accounted for in accordance with ASC 310-30. At December 31, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $6.3 million and the aggregate outstanding principal balance was $12.1 million.
The following table summarizes the activity in the non-accretable purchased accounting adjustments for purchased credit impaired acquired loans for the periods presented:

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$(7,989)	$—
Acquisitions	(3,674)	(8,650)
Accretion	223	648
Paid off	2,533	13
Reclassification to accretable	3,097	—
Balance at end of year	$(5,810)	$(7,989)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
	(In thousands)
December 31, 2015
Balance, beginning of year	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
Provision (credit) for loan losses	3,155	6,291	891	1,693	292	683	13,005
Loans charged off	(1,171)	(1,018)	(466)	(2,513)	(324)	—	(5,492)
Recoveries of loans previously charged off	281	342	—	839	103	—	1,565
Balance, end of year	$10,192	$15,033	$1,895	$5,827	$146	$794	$33,887
December 31, 2014
Balance, beginning of year	$6,396	$8,288	$829	$3,394	$29	$247	$19,183
Provision (credit) for loan losses	3,250	1,880	641	3,723	138	(136)	9,496
Loans charged off	(1,894)	(750)	—	(1,406)	(139)	—	(4,189)
Recoveries of loans previously charged off	175	—	—	97	47	—	319
Balance, end of year	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809
December 31, 2013
Balance, beginning of year	$6,194	$8,051	$807	$2,916	$29	$480	$18,477
Provision (credit) for loan losses	876	382	272	650	99	(233)	2,046
Loans charged off	(811)	(145)	(250)	(190)	(124)	—	(1,520)
Recoveries of loans previously charged off	137	—	—	18	25	—	180
Balance, end of year	$6,396	$8,288	$829	$3,394	$29	$247	$19,183

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2015 and 2014 follows:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral	Unallocated	Total
	(In thousands)
December 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$74	$—	$147	$121	$—	$—	$342
Allowance related to loans collectively evaluated and not deemed impaired	10,118	15,033	1,748	5,531	146	794	33,370
Allowance related to loans acquired with deteriorated credit quality	—	—	—	175	—	—	175
Total allowance for loan losses	$10,192	$15,033	$1,895	$5,827	$146	$794	$33,887

Loans deemed impaired	$20,592	$17,960	$4,660	$13,035	$8	$—	$56,255
Loans not deemed impaired	1,590,605	1,975,349	166,346	588,982	230,061	—	4,551,343
Loans acquired with deteriorated credit quality	—	2,023	—	1,315	2,995	—	6,333
Total loans	$1,611,197	$1,995,332	$171,006	$603,332	$233,064	$—	$4,613,931

December 31, 2014
Allowance related to loans individually evaluated and deemed impaired	$28	$316	$33	$882	$—	$—	$1,259
Allowance related to loans collectively evaluated and not deemed impaired	7,899	9,102	1,437	4,710	75	111	23,334
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	216
Total allowance for loan losses	$7,927	$9,418	$1,470	$5,808	$75	$111	$24,809

Loans deemed impaired	$15,981	$19,514	$2,610	$5,846	$46	$—	$43,997
Loans not deemed impaired	1,397,758	1,654,917	180,548	604,055	5,706	—	3,842,984
Loans acquired with deteriorated credit quality	—	4,505	2,685	3,695	—	—	10,885
Total loans	$1,413,739	$1,678,936	$185,843	$613,596	$5,752	$—	$3,897,866

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2015 and 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2015
Real estate loans:
Residential	$10,516	$2,758	$8,485	$21,759	$238	$19,122
Commercial	4,054	2,689	6,024	12,767	—	11,620
Construction	214	449	2,135	2,798	—	2,808
Commercial business	526	266	2,804	3,596	66	4,244
Installment and collateral	17	3	8	28	3	8
Total	$15,327	$6,165	$19,456	$40,948	$307	$37,802
December 31, 2014
Real estate loans:
Residential	$18,913	$3,954	$7,320	$30,187	$—	$13,972
Commercial	7,734	3,967	9,509	21,210	2,361	12,514
Construction	1,403	227	695	2,325	84	611
Commercial business	2,782	3,812	7,486	14,080	2,307	5,217
Installment and collateral	34	—	12	46	—	44
Total	$30,866	$11,960	$25,022	$67,848	$4,752	$32,358
At December 31, 2015, loans reported as past due 90 days or more and still accruing represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Real estate loans:
Residential	$19,315	$22,829		$15,233	$17,143
Commercial	17,960	20,381		18,408	21,202
Construction	4,442	6,869		2,384	2,441
Commercial business loans	12,634	14,477		3,804	6,129
Installment and collateral loans	8	11		46	34
Total	54,359	64,567		39,875	46,949
Impaired loans with a valuation allowance:
Real estate loans:
Residential	1,277	1,292	$74	748	892	$28
Commercial	—	—	—	1,106	1,271	316
Construction	218	218	147	226	226	33
Commercial business loans	401	401	121	2,042	2,098	882
Total	1,896	1,911	342	4,122	4,487	1,259
Total impaired loans	$56,255	$66,478	$342	$43,997	$51,436	$1,259
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans:
Real estate loans:
Residential	$18,213	$616	$12,721	$451	$9,999	$432
Commercial	18,424	694	11,868	284	4,407	45
Construction	3,784	299	2,646	81	2,720	46
Commercial business loans	7,835	431	3,087	121	1,525	46
Installment and collateral loans	24	—	110	1	36	2
Total	$48,280	$2,040	$30,432	$938	$18,687	$571
No additional funds are committed to be advanced in connection with impaired loans other than those noted below in conjunction with TDRs.
Troubled Debt Restructurings (“TDR”). The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the restructuring constitutes a concession by the creditor and (ii) the debtor is experiencing financial difficulties. A TDR may include (i) a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

partially a debt, (ii) issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting debt into an equity interest, and (iii) modifications of terms of a debt.
The following table provides detail of TDR balances for the periods presented:

	At December 31, 2015	At December 31, 2014
	(In thousands)
Recorded investment in TDRs:
Accrual status	$18,453	$11,638
Non-accrual status	5,611	4,169
Total recorded investment in TDRs	$24,064	$15,807
Accruing TDRs performing under modified terms more than one year	$5,821	$1,919
Specific reserves for TDRs included in the balance of allowance for loan losses	$223	$380
Additional funds committed to borrowers in TDR status	$513	$210
Loans restructured as TDRs during 2015 and 2014 are set forth in the following table:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	38	$4,632	$4,642	16	$2,497	$2,497
Commercial real estate	2	791	791	6	1,450	1,450
Construction	2	564	564	15	4,161	4,161
Commercial business	8	9,180	9,680	8	1,121	1,121
Installment & collateral	—	—	—	1	2	2
Total TDRs	50	$15,167	$15,677	46	$9,231	$9,231

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table provides information on how loans were modified as TDRs during the periods indicated:

	For the Year Ended December 31, 2015
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Residential real estate	$—	$1,202	$1,659	$814	$967
Commercial real estate	538	—	253	—	—
Construction	564	—	—	—	—
Commercial business	9,673	—	7	—	—
Total	$10,775	$1,202	$1,919	$814	$967

	For the Year Ended December 31, 2014
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Residential real estate	$80	$1,008	$—	$732	$677
Commercial real estate	448	564	438	—	—
Construction	3,980	—	—	—	181
Commercial business	548	—	57	—	516
Installment and collateral	—	—	—	2	—
Total	$5,056	$1,572	$495	734	$1,374
Loans restructured as TDRs during 2013 totaled $8.3 million consisting of 19 loans. The majority of the balance was concentrated in commercial real estate, consisting of four loans, for which the maturity was extended.
TDRs that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2015 and 2014 follows:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential real estate	5	$769	—	$—
Commercial real estate	2	806	2	3,360
Total troubled debt restructuring	7	$1,575	2	$3,360
The financial impact of the TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a write down is processed through the allowance for loan losses. Commercial real estate loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value is performed if the borrower’s cash flow may be inadequate to service the entire obligation.
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
At the time of loan origination, a risk rating based on this nine-point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and installment and collateral loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for impaired home equity and residential first mortgage lending products. Residential real estate and installment loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are fully charged off.
The following table presents the Company’s loans by risk rating at December 31, 2015 and 2014:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Installment and Collateral
	(In thousands)
December 31, 2015
Loans rated 1 — 5	$1,589,095	$1,909,091	$156,607	$568,248	$233,054
Loans rated 6	1,379	48,522	10,860	8,382	—
Loans rated 7	20,720	37,719	3,539	26,655	10
Loans rated 8	—	—	—	47	—
Loans rated 9	3	—	—	—	—
	$1,611,197	$1,995,332	$171,006	$603,332	$233,064
December 31, 2014
Loans rated 1 — 5	$1,396,866	$1,606,420	$174,629	$570,808	$5,488
Loans rated 6	1,981	28,616	4,652	21,589	—
Loans rated 7	14,892	43,900	6,562	21,154	264
Loans rated 8	—	—	—	45	—
Loans rated 9	—	—	—	—	—
	$1,413,739	$1,678,936	$185,843	$613,596	$5,752

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Balance, beginning of year	$3,722	$2,020
Loans related to parties who terminated service during the year	(1,495)	(948)
Additional loans and advances	875	2,848
Repayments	(457)	(198)
Balance, end of year	$2,645	$3,722
As of December 31, 2015 and 2014, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.
Loan Servicing
The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $863.7 million, $559.1 million and $408.0 million as of December 31, 2015, 2014 and 2013, respectively. The balances of these loans are not included in the accompanying Consolidated Statements of Condition. During the years ended December 31, 2015, 2014 and 2013, the Company received servicing fee income in the amount of $1.3 million, $964,000 and $685,000, respectively, which are included in income from mortgage banking activity in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2015, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 183. At December 31, 2014 the fair value of servicing rights was determined using pretax internal rates of return ranging from 8.4% to 10.4% and the Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 187.
Mortgage servicing rights (“MSRs”) are included in other assets in the Consolidated Statements of Condition. Changes in the fair value of MSRs are included in other income (loss) in the Consolidated Statements of Net Income. The following table summarizes MSRs capitalized and amortized for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$4,729	$4,103	$1,083
Cumulative effect of net change in accounting principle	—	—	471
Addition of Legacy United mortgage servicing rights	—	764	—
Change in fair value recognized in net income	(586)	(1,269)	1,347
Issuances/additions	2,931	1,131	1,202
Balance at end of year	$7,074	$4,729	$4,103

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 8.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2015 and 2014 are summarized as follows:

	At December 31,		Estimated Useful Life
	2015	2014
	(In thousands)
Land and improvements	$950	$950	0 - 15 years
Buildings	40,375	40,001	10 - 39.5 years
Furniture and equipment	27,468	27,618	3 - 10 years
Leasehold improvements	8,961	9,261	5 - 10 years
Assets under capitalized leases	4,902	4,902	5 - 10 years
Construction in progress	—	586
	82,656	83,318
Accumulated depreciation and amortization	(27,877)	(25,653)
Premises and equipment, net	$54,779	$57,665
Depreciation and amortization expense was $5.3 million, $3.8 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Construction in progress at December 31, 2014 related to renovations on several of the Company’s offices and branches.

Note 9.	OTHER REAL ESTATE OWNED
Other real estate owned (“OREO”) totaled $755,000 at December 31, 2015 and consisted of $604,000 of commercial real estate properties and $151,000 of residential real estate properties, which are held for sale. At December 31, 2014, other real estate owned was $2.2 million and consisted of $923,000 of commercial real estate properties and $1.2 million of residential real estate properties. The decrease in OREO from the prior year is due to the sale of 12 properties. As a result of the Merger, $2.0 million in OREO was acquired. Other income totaling $3,000, $11,000 and $23,000 was generated in 2015, 2014 and 2013, respectively, from the rental of OREO property. OREO operating expenses were $127,000, $579,000 and $587,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following is a summary of OREO activity for the dates indicated:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$2,239	$1,529	$2,846
Additions	1,099	2,339	3,097
Acquisition of Legacy United	—	2,044	—
Write-downs	(118)	(213)	(287)
Proceeds from sales	(2,683)	(3,869)	(4,042)
Gain (loss) on sales	218	409	(85)
Balance at end of year	$755	$2,239	$1,529

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 10.	OTHER ASSETS
The components of Other Assets at December 31, 2015 and 2014 are summarized below:

	At December 31,
	2015	2014
	(In thousands)
Current tax receivable	$4,770	$14,391
Partnership investments	21,441	13,461
Mortgage servicing rights	7,074	4,729
Derivative assets	12,910	4,074
Investment receivable	20	2,762
Other	12,766	9,715
Total other assets	$58,981	$49,132

Note 11.	DEPOSITS
Deposits at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Demand and NOW	$1,019,161	$902,460
Regular savings	508,377	528,614
Money markets	1,182,422	1,047,302
Time deposits	1,727,111	1,556,935
Total deposits	$4,437,071	$4,035,311
Time deposits in denominations of $250,000 or more were $253.7 million and $265.4 million as of December 31, 2015 and 2014, respectively.
Contractual maturities of time deposits as of December 31, 2015 are summarized below:

December 31, 2015
(In thousands)
2016	$1,061,959
2017	471,007
2018	95,520
2019	22,042
2020	76,583
$1,727,111
Included in time deposits are brokered deposits which amounted to $392.0 million and $241.9 million at December 31, 2015 and 2014, respectively. Included in money market deposits at December 31, 2015 and 2014 are brokered deposits of $123.1 million and $111.8 million, respectively.

Note 12.	BORROWINGS
Federal Home Loan Bank Advances
Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2015 and 2014 are summarized below:

	December 31, 2015		December 31, 2014
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2015	$—	—%	$435,763	0.38%
2016	637,580	0.60	19,714	1.53
2017	151,000	1.76	66,000	2.72
2018	120,795	1.54	16,784	2.19
2019	20,000	1.63	20,000	1.63
Thereafter	16,130	2.21	17,300	2.19
	$945,505	0.95%	$575,561	0.84%
The total carrying value of advances from the FHLBB at December 31, 2015 was $949.0 million, which includes a remaining fair value adjustment of $3.5 million on advances acquired in the Merger. At December 31, 2014, the carrying value of FHLBB advances was $581.0 million, which includes a remaining fair value adjustment of $5.4 million on advances acquired in the Merger. At December 31, 2015, eight advances totaling $41.0 million with interest rates ranging from 3.19% to 4.49%, which are scheduled to mature between 2017 and 2018, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.3 billion and $853.8 million at December 31, 2015 and 2014, respectively.
In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2015 and 2014. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2015, the Bank could borrow immediately an additional $265.1 million from the FHLBB, inclusive of the line of credit.
The Bank is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. At December 31, 2015, the Bank had $51.2 million in FHLBB capital stock.
Repurchase Agreements

The following table presents the Company’s outstanding borrowings under repurchase agreements as of December 31, 2015 and December 31, 2014:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(Dollars in thousands)
December 31, 2015
Repurchase Agreements
U.S. Treasury and agency securities	$19,278	$25,000	$20,000	$—	$64,278

December 31, 2014
Repurchase Agreements
U.S. Treasury and agency securities	$41,335	$49,242	$—	$20,000	$110,577

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2015 and 2014, advances outstanding under wholesale reverse repurchase agreements totaled $45.0 million and $69.2 million, respectively. The outstanding advances at December 31, 2015 consisted of three individual borrowings with remaining terms of 3 years or less and a weighted average cost of 1.51%. The outstanding advances at December 31, 2014 had a weighted average cost of 1.07%.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of December 31, 2015, retail repurchase agreements totaled $19.3 million. The Company had $41.3 million of retail repurchase agreements at December 31, 2014.
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company plans to use the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The carrying value, net of issuance costs, totaled $73.9 million and $73.8 million at December 31, 2015 and 2014, respectively.
The Company assumed junior subordinated debt as a result of the Merger in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.1 million and $2.2 million at December 31, 2015 and 2014, respectively. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2015 was 2.46%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Other Borrowings
The Company acquired secured borrowings totaling $2.8 million in the Merger. These borrowings related to two transfers of financial assets that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, they are accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition. Subsequent to the Merger, one of the financial assets paid off and the remaining balance was $1.7 million at December 31, 2015.
The Company has capital lease obligations for three of its leased banking branches, which were acquired in the Merger. At December 31, 2015, the balance of capital lease obligations totaled $4.5 million. See Note 8 in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $123.1 million at a cost of 0.45% at December 31, 2015 and $111.8 million at a cost of 0.47% at December 31, 2014. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with six counterparties totaling $137.5 million at December 31, 2015.

Note 13.	INCOME TAXES
The components of the income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Current tax provision (benefit)
Federal	$1,302	$(13,905)	$4,842
State	1,345	311	117
Total current	2,647	(13,594)	4,959
Deferred tax provision (benefit)
Federal	3,275	7,482	410
State	307	(121)	—
Total deferred	3,582	7,361	410
Total income tax expense (benefit)	$6,229	$(6,233)	$5,369

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2015, 2014 and 2013, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Provision for income tax at statutory rate	$19,554	$192	$6,859
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,074	124	76
Increase in cash surrender value of bank-owned life insurance	(1,266)	(1,065)	(732)
Dividend received deduction	(471)	(276)	(24)
Tax exempt interest and disallowed interest expense	(3,826)	(1,740)	(808)
Employee Stock Ownership Plan	25	153	193
Nondeductible acquisition costs	—	440	—
Excess parachute payments	442	1,615	—
Investment tax credits	(8,649)	(5,596)	—
Other, net	(654)	(80)	(195)
Total provision (benefit) for income taxes	$6,229	$(6,233)	$5,369

Effective income tax rate (benefit)	11.1%	(11.4)%	27.4%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Loans	$14,558	$17,601
Investment security losses	150	440
Net unrealized losses on securities available for sale	2,107	—
Net unrealized losses on interest rate swaps	1,603	390
Pension, deferred compensation and post-retirement liabilities	2,723	4,279
Stock incentive award plan	2,044	2,871
Deposits - purchase accounting adjustment	891	2,149
Accrued expenses	8,043	3,124
Tax credits	3,539	5,116
Other	3,166	4,484
Gross deferred tax assets	38,824	40,454
Valuation allowance	(2,706)	(2,463)
Gross deferred tax assets, net of valuation allowance	36,118	37,991

Deferred tax liabilities:
Net unrealized gains on securities available for sale	—	(455)
Other purchase accounting adjustments	(3,024)	(3,703)
Gross deferred tax liabilities	(3,024)	(4,158)
Net deferred tax asset	$33,094	$33,833
The Company assesses the realizability of our deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Based upon the level of available historical taxable income, the opportunity for the net operating loss carrybacks, and projections for the Company’s future taxable income over the periods which the Company’s deferred tax assets are realizable, the Company believes it is more likely than not that it will realize the full federal benefit of these deductible differences at December 31, 2015 and 2014.
Net operating losses may be carried back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and State income tax purposes, subject to certain limitations. At December 31, 2015, the Company had net operating loss carryforwards of $1.8 million for Federal income tax purposes, which will begin to expire in 2023. These losses, subject to an annual limitation, were obtained through the acquisition of Legacy United Bank. As of December 31, 2015 and 2014, the Company had a valuation allowance of $2.7 million and $2.5 million, respectively, against its state deferred tax asset absent net operating loss carryforwards, in connection with the creation of a Connecticut Passive Investment Company pursuant to legislation enacted in 1998. As of December 31, 2015 and 2014, the Company had $174.3 million and $168.4 million, respectively, in Connecticut net operating loss carryforwards that will begin to expire in 2023 and for which a 100% valuation allowance has been established. Under the Passive Investment Company legislation, Connecticut Passive Investment Companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. The change in the valuation allowance was recognized through the effective tax rate.
For the year ended December 31, 2015, the Company generated tax credits of $10.1 million. The Company generated approximately $6.6 million in Federal and State tax credits in 2014 associated with investment tax credits that arose in 2014 either obtained from the acquisition of Legacy United or through direct investment. The credit benefit is recognized through the effective tax rate in the year in which they become available.
Retained earnings at December 31, 2015 includes a contingency reserve for loan losses of approximately $3.8 million, which represents the tax positions that existed at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.4 million at December 31, 2015 have not been recognized.
As of December 31, 2015 and 2014, there were $375,000 and $252,000 in uncertain tax positions related to federal and state income tax matters based upon tax positions that related to the current year, respectively. Prior to 2014, there were no material uncertain tax positions related to income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2015, 2014 and 2013. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 and after.

Note 14.	DERIVATIVES AND HEDGING ACTIVITIES
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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2015 and 2014 is as follows:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Net
			Received		Paid
	(In thousands)	(In years)					(In thousands)
December 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	7.99	TBD	(1)	2.46%		$(2,072)
Interest rate swaps	280,000	2.65	0.46%		1.28%		(2,020)
Fair value hedges:
Interest rate swaps	35,000	1.72	1.04%		0.48%	(2)	24
Non-hedging derivatives:
Forward loan sale commitments	25,060	0.00					(13)
Derivative loan commitments	9,403	0.00					223
Loan level swaps - dealer (3)	333,981	9.05	1.94%		3.93%		(12,059)
Loan level swaps - borrowers (3)	333,981	9.05	3.93%		1.94%		12,152
Total	$1,167,425						$(3,765)
December 31, 2014
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	6.34	TBD	(1)	2.45%		$(1,069)
Interest rate swaps	25,000	2.41	0.23%		0.90%		72
Fair value hedges:
Interest rate swaps	35,000	2.72	1.04%		0.24%	(2)	(82)
Non-hedging derivatives:
Forward loan sale commitments	14,091	0.00					(14)
Derivative loan commitments	8,839	0.00					213
Loan level swaps - dealer (3)	86,446	8.69	1.98%		4.34%		3,678
Loan level swaps - borrowers (3)	86,446	8.69	4.34%		1.98%		(3,678)
Total	$405,822						$(880)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is January 4, 2016.

(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of December 31, 2015.

(3)
The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using cash flow hedges are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.9 million from accumulated other comprehensive loss to interest expense during the next 12 months.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2015, the Company had ten outstanding interest rate swaps with a notional value of $430.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2015 and 2014, amounts recognized as interest expense related to hedge ineffectiveness were negligible. The net reduction of interest income was negligible for the year ended December 31, 2015. The Company recognized a net reduction of interest income of approximately $24,000 for the year ended December 31, 2014 related to net settlements on the derivatives.
As of December 31, 2015, the Company had three outstanding interest rate swaps with a notional of $35.0 million that were designated as fair value hedges of interest rate risk.
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
As of December 31, 2015, the Company had fifty-one borrower-facing interest rate swaps with an aggregate notional amount of $334.0 million and fifty-one broker-facing interest rate swaps also with an aggregate notional value amount of $334.0 million related to this program.
As of December 31, 2015, the Company had three risk participation agreements with two counterparties related to a loan level interest rate swap with three of its commercial banking customers. Of these agreements, two were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. During the third quarter of 2015, one agreement was entered into in conjunction with credit enhancements provided to the borrower by the Bank, whereby the Bank is responsible for a percentage of the exposure to the counterparty. At December 31, 2015, the notional amount of this risk participation agreement was $6.3 million, reflecting the counterparty participation of 3.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At December 31, 2015, the notional amount of the remaining two risk participation agreements was $6.4 million, reflecting the counterparty participation level of 46.9%.
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
Fair Values of Derivative Instruments on the Company’s Consolidated Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2015 and 2014:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2015	Dec 31, 2014	Balance Sheet Location	Dec 31, 2015	Dec 31, 2014
		(In thousands)			(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$478	$140	Other Liabilities	$4,570	$1,137
Interest rate swap - fair value hedge	Other Assets	50	34	Other Liabilities	26	116
Total derivatives designated as hedging instruments		$528	$174		$4,596	$1,253
Derivatives not designated as hedging instruments:
Forward loan sale commitment	Other Assets	$7	$7	Other Liabilities	$20	$21
Derivative loan commitment	Other Assets	223	213		—	—
Interest rate swap - with customers	Other Assets	12,152	3,678	Other Liabilities	—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	12,059	3,816
Interest rate swap -risk participation agreement	Other Assets	—	1		—	—
Total derivatives not designated as hedging		$12,382	$3,899		$12,079	$3,837
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest Rate Swaps	$(3,108)	$(8,385)	$7,537

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion) For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest Rate Swaps	$(12)	$—	$—

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Years Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss) Recognized in Income
		2015	2014	2013
		(In thousands)
Interest Rate Swaps	Interest income	$106	$101	$(183)

		Amount of Gain (Loss) Recognized in Income on Hedged Items For the Years Ended December 31,
		2015	2014	2013
		(In thousands)
Interest Rate Swaps	Interest income	$(106)	$(101)	$183
The table below presents the effect of derivative instruments in the Company’s Consolidated Statements of Net Income for derivatives not designated as hedging instruments for the years ended December 31, 2015, 2014 and 2013:

	Amount of Gain (Loss) Recognized for the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitment	$10	$193	$(6)
Forward loan sale commitments	(1)	(33)	(19)
Interest rate swaps	231	(70)	70
Interest rate swap - risk participation agreement	—	(1)	—
	$240	$89	$45
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of December 31, 2015 and 2014, there was no collateral posted by the counterparties to the Company related to these agreements, respectively.
As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.9 million. As of December 31, 2015, the Company has minimum collateral posting thresholds with five of its derivative counterparties and has posted collateral with a market value of $16.4 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
As of December 31, 2015 and 2014, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $2.1 million and $1.1 million, respectively.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 15.	FAIR VALUE MEASUREMENT
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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $9.8 million and $8.1 million at December 31, 2015 and 2014, respectively. The aggregate fair value of these loans as of the same dates was $10.1 million and $8.2 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at December 31, 2015 and 2014.
Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated:

	Years Ended December 31,
	2015	2014
	(In thousands)
Mortgage loans held for sale	$(50)	$195
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2015 and 2014.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,089	$—	$10,089	$—
Government-sponsored residential mortgage-backed securities	145,861	—	145,861	—
Government-sponsored residential collateralized debt obligations	286,967	—	286,967	—
Government-sponsored commercial mortgage-backed securities	20,965	—	20,965	—
Government-sponsored commercial collateralized debt obligations	128,972	—	128,972	—
Asset-backed securities	159,901	—	15,388	144,513
Corporate debt securities	59,960	—	58,403	1,557
Obligations of states and political subdivisions	201,115	—	201,115	—
Marketable equity securities	45,339	3,227	42,112	—
Total available for sale securities	$1,059,169	$3,227	$909,872	$146,070
Mortgage loan derivative assets	$230	$—	$230	$—
Mortgage loan derivative liabilities	20	—	20	—
Loans held for sale	10,136	—	10,136	—
Mortgage servicing rights	7,074	—	—	7,074
Interest rate swap assets	12,680	—	12,680	—
Interest rate swap liabilities	16,655	—	16,655	—

December 31, 2014
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$6,822	$—	$6,822	$—
Government-sponsored residential mortgage-backed securities	167,419	—	167,419	—
Government-sponsored residential collateralized debt obligations	238,133	—	238,133	—
Government-sponsored commercial mortgage-backed securities	68,298	—	68,298	—
Government-sponsored commercial collateralized debt obligations	129,686	—	129,686	—
Asset-backed securities	178,755	—	43,166	135,589
Corporate debt securities	42,245	—	40,627	1,618
Obligations of states and political subdivisions	195,772	—	195,772	—
Marketable equity securities	25,881	3,299	22,582	—
Total available for sale securities	$1,053,011	$3,299	$912,505	$137,207
Mortgage loan derivative assets	$220	$—	$220	$—
Mortgage loan derivative liabilities	21	—	21	—
Loans held for sale	8,220	—	8,220	—
Mortgage servicing rights	4,729	—	—	4,729
Interest rate swap assets	3,853	—	3,853	—
Interest rate swap liabilities	4,931	—	4,931	—

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Balance of available for sale securities, at beginning of period	$137,207	$72,963
Purchases	10,794	72,115
Principal payments	(1,392)	(6,915)
Total unrealized gains (losses) included in other comprehensive income	(539)	(956)
Balance at end of period	$146,070	$137,207

Balance of mortgage servicing rights at beginning of period	$4,729	$4,103
Addition of Legacy United mortgage servicing rights	—	764
Issuances	2,931	1,131
Change in fair value recognized in net income	(586)	(1,269)
Balance at end of period	$7,074	$4,729
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
The valuation of the Company’s asset-backed securities is determined utilizing an approach that combines advanced analytics with structural and fundamental cash flow analysis based upon observed market based yields. The third party provider’s model analyzes each instrument’s underlying collateral given observable collateral characteristics and credit statistics to extrapolate future performance and project cash flows, by incorporating expectations of default probabilities, recovery rates, prepayment speeds, loss severities and a derived discount rate. The Company has determined that due to the liquidity and significance of unobservable inputs, that asset-backed securities are classified in Level 3 of the valuation hierarchy.
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
Mortgage Servicing Rights: A mortgage servicing right (“MSR”) asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly, as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at December 31, 2015:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$144,513	Discounted Cash Flow	Discount Rates	1.5% - 6.7% (5.5%)
			Cumulative Default %	6.1% - 11.8% (8.7%)
			Loss Given Default	1.8% - 3.9% (2.8%)

Corporate debt - pooled trust	$1,557	Discounted Cash Flow	Discount Rate	7.0% (7.0%)
preferred security			Cumulative Default %	2.8% - 42.1% (12.2%)
			Loss Given Default	85% - 100% (94.2%)

Mortgage servicing rights	$7,074	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($61.37)
			Float Earnings Rate	0.25% (0.25%)
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
Corporate debt: Given the level of market activity the trust preferred securities in the form of collateralized debt obligations, the discount rate utilized in the fair value measurement were derived by analyzing current market yields for trust preferred securities of individual name issuers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities.  There is an inverse correlation between the discount rate and the fair value measurement.  When the discount rate increases, the fair value decreases.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2015 and 2014 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Impaired loans	$2,096	$—	$—	$2,096
Other real estate owned	755	—	—	755
Total	$2,851	$—	$—	$2,851

December 31, 2014
Impaired loans	$2,863	$—	$—	$2,863
Other real estate owned	2,239	—	—	2,239
Total	$5,102	$—	$—	$5,102
The following is a description of the valuation methodologies used for assets that are recorded at fair value on a non-recurring basis:
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
Gains (losses) on assets recorded at fair value at year-end on a non-recurring basis are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Impaired loans	$(274)	$(1,865)	$(977)
Other real estate owned	(218)	(409)	(85)
Total	$(492)	$(2,274)	$(1,062)
Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used by management to estimate the fair value of each additional class of financial instruments for which it is practicable to estimate that value.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2015 and 2014, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and cash equivalents	$95,176	$95,176	$—	$—	$95,176
Available for sale securities	1,059,169	3,227	909,872	146,070	1,059,169
Held to maturity securities	14,565	—	15,683	—	15,683
Loans held for sale	10,136	—	10,136	—	10,136
Loans receivable-net	4,587,062	—	—	4,629,243	4,629,243
FHLBB stock	51,196	—	—	51,196	51,196
Accrued interest receivable	15,740	—	—	15,740	15,740
Derivative assets	12,910	—	12,910	—	12,910
Mortgage servicing rights	7,074	—	—	7,074	7,074
Financial liabilities:
Deposits	4,437,071	—	—	4,436,456	4,436,456
Mortgagors’ and investors’ escrow accounts	13,526	—	—	13,526	13,526
FHLBB advances and other borrowings	1,099,020	—	1,096,452	—	1,096,452
Derivative liabilities	16,675	—	16,675	—	16,675

December 31, 2014
Financial assets:
Cash and cash equivalents	$86,952	$86,952	$—	$—	$86,952
Available for sale securities	1,053,011	3,299	912,505	137,207	1,053,011
Held to maturity securities	15,368	—	16,713	—	16,713
Loans held for sale	8,220	—	8,220	—	8,220
Loans receivable-net	3,877,063	—	—	3,919,432	3,919,432
FHLBB stock	31,950	—	—	31,950	31,950
Accrued interest receivable	14,212	—	—	14,212	14,212
Derivative assets	4,073	—	4,073	—	4,073
Mortgage servicing rights	4,729	—	—	4,729	4,729
Financial liabilities:
Deposits	4,035,311	—	—	3,899,658	3,899,658
Mortgagors’ and investors’ escrow accounts	13,004	—	—	13,004	13,004
FHLBB advances and other borrowings	777,314	—	—	773,786	773,786
Derivative liabilities	4,952	—	4,952	—	4,952
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 16.	SHARE-BASED COMPENSATION PLANS
The Company maintains and operates the Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”) as approved by the Company’s Board and stockholders. The 2006 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

contribute to the success of the Company. The 2006 Plan allows for the issuance of a maximum of 349,830 restricted stock shares and 1,326,467 stock options. There were no restricted shares or stock options granted from the Plan in 2015.
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allows the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2012 Plan allows for the issuance of a maximum of 684,395 restricted stock shares and 1,710,989 stock options. There were 27,330 restricted shares and no stock option awards granted from the 2012 Plan in 2015. None of the restricted shares granted are performance vested.
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
On October 29, 2015, a special meeting of stockholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other stock-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan became effective on October 29, 2015 by the approval of the Company’s shareholders, and upon shareholder approval no other awards may be granted from the 2006 Plan, the 2012 Plan, or the Legacy United Stock Plans. As of December 31, 2015, there were 3,503,590 awards remaining available for future grants under the 2015 Plan.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.1 million with a related tax benefit recorded of $388,000 for the year ended December 31, 2015. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $252,000, the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $707,000, and merger and acquisition expense (in the Consolidated Statements of Net Income as non-interest expense) was $117,000 due to the acceleration of vesting as a result of an executive officer exercising a merger related change in control agreement.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.4 million, with a related tax benefit recorded of $500,000, and $2.5 million with a related tax benefit recorded of $855,000, respectively for the year ended December 31, 2014. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $301,000, the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $1.1 million, and merger and acquisition expense recognized (in the Consolidated Statements of Net Income as non-interest expense) was $2.6 million reflecting Director and officer expense due to the accelerated vesting of all outstanding stock options and restricted stock which occurred on the effective date of the Merger.
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
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period. The Company accelerates the recognition of compensation costs for 2006 and 2012 Plans share-based awards granted to retirement-eligible employees and Directors and employees and Directors who become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plans allow for full vesting at the time an employee or Director retires. The 2015 Plan does not accelerate upon retirement. Share-based compensation granted to non-retirement-eligible individuals pursuant to the 2006 Plan and share-based compensation granted to all individuals pursuant to the 2012 and 2015 Plans are expensed over the normal vesting period as established by each plan.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock Options:
The following table presents the activity related to the Company’s stock options outstanding, including options that have stock appreciation rights (“SARs”), as of and for the year ended December 31, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	3,390,469	$10.70
Granted	—	—
Exercised	(678,363)	9.75		2.4
Forfeited, expired, or canceled	(62,371)	13.48
Outstanding at December 31, 2015	2,649,735	$10.88	5.4	$5.7
Stock options vested and exercisable at December 31, 2015	2,446,573	$10.64	5.2	$5.7
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
As of December 31, 2015, the unrecognized cost related to the stock options awarded under the 2006 and 2012 Plans of $313,000 will be recognized over a weighted-average period of 2.7 years.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. There were no stock options granted in 2015. The weighted-average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values for the years 2014 and 2013 were based on estimates at the date of grant as follows:

	2014	2013
Weighted per share average fair value of options granted	$1.95	$1.80
Assumptions:
Risk-free interest rate	1.94%	1.61%
Expected volatility	19.90%	20.33%
Expected dividend yield	2.92%	3.03%
Expected life of options granted	6.0 years	6.0 years
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the activity for unvested restricted stock for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	124,536	$13.66
Granted	259,845	13.08
Vested	(57,233)	13.63
Forfeited	(1,135)	13.22
Unvested as of December 31, 2015	326,013	$13.20
The fair value of restricted shares that vested during the years ended December 31, 2015, 2014 and 2013 was $780,000, $3.0 million, and $2.0 million, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $13.08, $13.64 and $13.20, respectively.
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
As of December 31, 2015, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.
Of the remaining unvested restricted stock, 99,811 shares will vest in 2016, 105,854 shares will vest in 2017 and 120,348 shares will vest in 2018. All unvested restricted stock shares are expected to vest.
Employee Stock Ownership Plan:
In connection with the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Bank, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the 2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the original ESOP loan was the prime rate plus one percent, or 4.25% as of December 31, 2014. As the loan was repaid to the Company, shares were released from collateral and allocated to the accounts of the participants. There is no outstanding balance as the loan was paid in full on December 31, 2014. Principal payments of $7.8 million have been made on the loan since inception.
As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 4.50% as of December 31, 2015. As of December 31, 2015, the outstanding balance for the loan was $6.3 million, with a remaining term of 25 years. Principal payments of $721,000 have been made on the loan since inception. Dividends paid in 2015 totaling $273,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
The total ESOP expense was $299,000, $1.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there were 114,066 allocated and 570,329 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $7.3 million.
Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k). In addition to employer matching cash contributions to the 401(k) Plan, shares released from the pay down on the ESOP loans will be allocated to all participants in the 401(k) Plan.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 17.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
Defined Benefit, Supplemental and Other Post-retirement Plans
Legacy Rockville offered a noncontributory defined benefit pension plan through December 31, 2012 for eligible employees who met certain minimum service and age requirements hired before January 1, 2005. Pension plan benefits were based upon employee earnings during the period of credited service. The pension plan was frozen effective December 31, 2012. Employees hired on or after January 1, 2005 receive no benefits under the plan. All other employees accrue no additional retirement benefits on or after January 1, 2013, and the amount of their qualified retirement income will not exceed the amount of benefits determined as of December 31, 2012.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plan and post-retirement benefit plans for the years ended December 31, 2015, 2014 and 2013:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands )
Change in Benefit Obligation:
Benefit obligation at beginning of year	$30,571	$24,224	$27,226	$1,368	$1,191	$1,199	$2,218	$1,926	$2,547
Service cost	60	75	50	24	25	38	23	19	35
Interest cost	1,162	1,145	1,048	40	54	48	80	85	91
Plan participants’ contributions	—	—	—	—	—	—	28	26	26
Actuarial loss (gain)	(3,821)	6,460	(3,291)	(79)	166	(159)	(413)	271	(661)
Benefits paid and administration expenses	(857)	(1,333)	(809)	(31)	(484)	(28)	(95)	(109)	(112)
Curtailments, settlements, special termination benefits	—	—	—	(393)	416	93	—	—	—
Benefit obligation at end of year	$27,115	$30,571	$24,224	$929	$1,368	$1,191	$1,841	$2,218	$1,926
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,519	$26,258	$22,782	$—	$—	$—	$—	$—	$—
Actual return (loss) on plan assets	(422)	1,594	4,285	—	—	—	—	—	—
Employer contributions	—	—	—	424	484	28	67	83	86
Plan participants’ contributions	—	—	—	—	—	—	28	26	26
Benefits paid and administration expenses	(857)	(1,333)	(809)	(31)	(484)	(28)	(95)	(109)	(112)
Settlements	—	—	—	(393)	—	—	—	—	—
Fair value of plan assets at end of year	$25,240	$26,519	$26,258	$—	$—	$—	$—	$—	$—
Funded Status:
Overfunded (underfunded) status at end of year	$(1,875)	$(4,052)	$2,034	$(929)	$(1,368)	$(1,191)	$(1,841)	$(2,218)	$(1,926)
Amounts Recognized in the Consolidated Statements of Condition
Accrued expenses and other liabilities	$(1,875)	$(4,052)	$2,034	$(929)	$(1,368)	$(1,191)	$(1,841)	$(2,218)	$(1,926)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The components of accumulated other comprehensive loss related to pensions and other post-retirement benefits and related tax effects at December 31, 2015, 2014 and 2013 are summarized below:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands )
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$—	$—	$—	$85	$92	$273	$—	$—	$—
Net loss (gain)	7,050	9,362	2,625	79	202	103	(134)	297	15
Total accumulated other comprehensive loss (income)	7,050	9,362	2,625	164	294	376	(134)	297	15
Deferred tax (asset) liability	(2,540)	(3,278)	(844)	(59)	(69)	(131)	48	(97)	(5)
Net impact on accumulated other comprehensive loss	$4,510	$6,084	$1,781	$105	$225	$245	$(86)	$200	$10
The following table sets forth the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss) for the retirement plans for the years ended December 31, 2015, 2014 and 2013:

	Qualified Pension Plan			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$60	$75	$50	$24	$25	$38	$23	$19	$35
Interest cost	1,162	1,145	1,048	40	54	48	80	85	91
Expected return on plan assets	(1,824)	(1,595)	(1,734)	—	—	—	—	—	—
Amortization of net actuarial losses (gains)	738	(277)	784	3	2	5	18	(10)	66
Amortization of prior service cost	—	—	—	7	12	23	—	—	—
Settlement charge	—	—	—	39	651	199	—	—	—
Net periodic benefit cost (income)	136	(652)	148	113	744	313	121	94	192

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	(1,574)	6,460	(5,842)	(80)	100	(159)	(413)	271	(661)
Change in prior service cost (credit)	—	—	—	—	(168)	(105)	—	—	—
Amortization of net (loss) gain	(738)	277	(784)	(3)	(2)	(5)	(18)	10	(66)
Amortization of prior service cost	—	—	—	(7)	(12)	(23)	—	—	—
Loss recognized due to settlement	—	—	—	(39)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(2,312)	6,737	(6,626)	(129)	(82)	(292)	(431)	281	(727)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2,176)	$6,085	$(6,478)	$(16)	$662	$21	$(310)	$375	$(535)
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2016 are $495,000, $7,000 and $0 for the qualified pension plan, supplemental executive retirement plan and other post-retirement benefits plan, respectively.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.45%	3.85%	4.30%	3.70%	4.25%	3.70%
Expected return on plan assets	7.00%	7.00%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31, follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.85%	4.80%	3.90%	3.70%	4.70%	3.80%	3.70%	4.55%	3.65%
Expected return on plan assets	7.00%	7.25%	8.00%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $1.8 million and $2.2 million as of December 31, 2015 and 2014, respectively.
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
Assumed Healthcare Trend Rates
The Company’s accumulated other post-retirement benefit obligations take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 7% at December 31, 2015. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$2,039	$(1,675)
Effect on total service and interest	101	(80)

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Plan Assets
The fair value of major categories of pension plan assets as of December 31, 2015 and 2014 are as follows:

	Total Fair Value	Percent
	(In thousands)
December 31, 2015
Fixed income funds	$10,135	40%
Domestic equity funds	7,557	30
International equity funds	4,572	18
Hedge funds	2,697	11
Money market funds	279	1
Total	$25,240	100%

December 31, 2014
Domestic equity funds	$11,900	45%
International equity funds	1,051	4
Fixed income funds	3,719	14
Domestic bond funds	7,996	30
International bond funds	790	3
Real estate REIT index funds	1,063	4
Total	$26,519	100%
All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2015 targeted allocation for fixed income, domestic equity securities, international equity securities, and hedge funds was 40%, 30%, 20% and 10%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
There were no contributions to the Qualified Pension Plan in 2015 and 2014. The Company does not expect to make any contributions to the Qualified Pension Plan in 2016.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments
The benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Qualified Pension Plan	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
	(In thousands)
Years Ending December 31,
2016	$930	$28	$100
2017	980	28	110
2018	1,060	41	100
2019	1,170	41	110
2020	1,300	41	110
Years 2021-2025	7,070	265	570
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
The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2015 and 2014 was 114.4% and 120.4%, respectively, per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2015.
The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A $50,000 contribution, recorded as pension expense, was made in 2015, and a $50,000 contribution was accrued in 2014 and paid in 2015. The Company will make the future required contributions and incur applicable pension expense going forward.
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
In connection with the pension plan being frozen at December 31, 2012, the Company provides additional benefits to the impacted employees defined benefit through the 401(k) Plan beginning January 1, 2013 for a five year period. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
The Company recorded expenses of $2.1 million, $515,000, and $1.5 million related to the plan for the years ended December 31, 2015, 2014 and 2013, respectively.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 18.	REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014 that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well- capitalized under the regulatory framework for prompt corrective action. To be categorized as well- capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank’s category. Prompt corrective provisions are not applicable to bank holding companies.
The following is a summary of the Bank’s regulatory capital amounts and ratios as of December 31, 2015 and 2014 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy. Also included is a summary of United Financial Bancorp, Inc.’s regulatory capital and ratios as of December 31, 2015 and 2014:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank:
December 31, 2015
Total capital to risk weighted assets	$558,969	11.2%	$398,552	8.0%	$498,190	10.0%
Common equity tier 1 capital to risk weighted assets	523,786	10.5	224,266	4.5	323,940	6.5
Tier 1 capital to risk weighted assets	523,786	10.5	299,022	6.0	398,695	8.0
Tier 1 capital to total average assets	523,786	8.9	234,882	4.0	293,602	5.0

December 31, 2014
Total capital to risk weighted assets	$513,960	12.9%	$317,750	8.0%	$397,187	10.0%
Tier 1 capital to risk weighted assets	487,713	12.3	158,864	4.0	238,296	6.0
Tier 1 capital to total average assets	487,713	9.3	210,221	4.0	262,776	5.0

United Financial Bancorp, Inc.:
December 31, 2015
Total capital to risk weighted assets	$628,915	12.5%	$401,542	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	518,732	10.3	225,972	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	518,732	10.3	301,296	6.0	N/A	N/A
Tier 1 capital to total average assets	518,732	8.9	233,926	4.0	N/A	N/A

December 31, 2014
Total capital to risk weighted assets	$579,109	14.6%	$317,973	8.0%	N/A	N/A
Tier 1 capital to risk weighted assets	477,862	12.0	159,022	4.0	N/A	N/A
Tier 1 capital to total average assets	477,862	9.1	210,049	4.0	N/A	N/A

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Bank’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2015, $30.8 million was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.
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
The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31,
	2015	2014
	(In thousands)
Total consolidated equity	$625,521	$602,408
Adjustments:
Decrease (increase) in equity under United Financial Bancorp, Inc.	5,054	8,252
Accumulated other comprehensive loss	10,879	6,490
Disallowed goodwill and other intangible assets	(116,816)	(121,637)
Disallowed deferred tax assets	(852)	(7,800)
Tier 1 capital	523,786	487,713
Allowance for loan losses and off-balance sheet credit losses	35,124	26,141
Unrealized gains on available-for-sale securities includible in total risk-based capital	59	106
Total risk-based capital	$558,969	$513,960

Note 19.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,080)	$(9,952)
Tax effect	2,551	3,443
Net-of-tax amount	(4,529)	(6,509)
Securities available for sale:
Net unrealized gain (loss)	(5,821)	1,030
Tax effect	2,088	(374)
Net-of-tax amount	(3,733)	656
Interest rate swaps:
Net unrealized loss	(4,092)	(996)
Tax effect	1,475	359
Net-of-tax amount	(2,617)	(637)
	$(10,879)	$(6,490)

Note 20.	NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(In thousands, except share data)	2015	2014	2013
Net income	$49,640	$6,782	$14,227
Adjusted weighted-average common shares outstanding	49,495,381	43,491,441	29,471,397
Less: average number of treasury shares	—	—	2,618,178
Less: average number of unvested ESOP award shares	582,574	662,347	791,277
Weighted-average basic shares outstanding	48,912,807	42,829,094	26,061,942
Dilutive effect of stock options	472,759	440,423	364,278
Weighted-average diluted shares	49,385,566	43,269,517	26,426,220
Net income per share:
Basic	$1.01	$0.16	$0.55
Diluted	$1.00	$0.16	$0.54
For the years ended December 31, 2015, 2014 and 2013, respectively, 638,000, 328,000, and 373,000 options were anti-dilutive and therefore excluded from the earnings per share calculation.

Note 21.	OTHER COMMITMENTS AND CONTINGENCIES
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments under the terms of these leases, including option periods, by year and in the aggregate, are as follows as of December 31, 2015:

(In thousands)
2016	$5,145
2017	4,831
2018	4,487
2019	4,388
2020	4,093
Thereafter	22,046
$44,990
Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $5.1 million, $5.8 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The rental expense increase in 2014 compared to 2013 was due largely to the addition of the Legacy United branch offices as a result of the Merger.
The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rental receivable under the non-cancelable leases are as follows as of December 31, 2015:

(In thousands)
2016	$522
2017	522
2018	490
$1,534
Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $490,000, $407,000 and $318,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Legal Matters:    The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of December 31, 2015.
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

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$219,407	$128,766
Undisbursed construction loans	103,140	144,118
Undisbursed home equity lines of credit	320,140	321,346
Undisbursed commercial lines of credit	302,700	295,639
Standby letters of credit	9,477	12,547
Unused credit card lines	6,725	—
Unused checking overdraft lines of credit	1,293	1,304
Total	$962,882	$903,720
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $21.4 million at December 31, 2015 and is included in other assets in the consolidated statement of condition. At December 31, 2015, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $6.3 million, which constitutes our maximum potential obligation to these partnerships.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 22.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)
The Company’s quarterly results of operations were as follows:

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$49,714	$49,625	$48,711	$48,295	$48,209	$47,201	$40,767	$19,702
Interest expense	9,021	7,982	7,808	6,952	6,317	5,008	3,888	2,794
Net interest income	40,693	41,643	40,903	41,343	41,892	42,193	36,879	16,908
Provision for loan losses	3,780	3,252	4,462	1,511	4,333	2,633	2,080	450
Net interest income after provision for loan losses	36,913	38,391	36,441	39,832	37,559	39,560	34,799	16,458
Non-interest income	8,463	7,818	9,371	6,835	3,001	4,076	6,319	3,209
Other non-interest expense	35,305	31,876	30,357	30,657	45,076	34,922	46,177	18,257
Income (loss) before income taxes	10,071	14,333	15,455	16,010	(4,516)	8,714	(5,059)	1,410
Provision (benefit) for income taxes	169	952	2,123	2,985	(5,937)	(1,271)	512	463
Net income (loss)	$9,902	$13,381	$13,332	$13,025	$1,421	$9,985	$(5,571)	$947

Earnings per share:
Basic	$0.20	$0.27	$0.27	$0.27	$0.03	$0.19	$(0.13)	$0.04
Diluted	$0.20	$0.27	$0.27	$0.26	$0.03	$0.19	$(0.13)	$0.04
Stock Price (per share):
High	$14.16	$13.87	$13.91	$14.47	$14.67	$13.91	$14.31	$14.63
Low	$12.45	$12.14	$12.25	$12.00	$12.66	$12.01	$12.21	$12.56

Subsequent to the completion of the Merger on April 30, 2014, the Company had significant increases in net interest income, non-interest income and non-interest expense.
In the first, second, third, and fourth quarters of 2014, the Company recorded merger related expenses of $1.8 million, $20.9 million, $4.0 million, and $10.1 million, respectively. There were no merger related expenses in the first three quarters of 2015, and $1.6 million in the fourth quarter of 2015.

Note 23.	PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s Condensed Statements of Condition as of December 31, 2015 and 2014 and Condensed Statements of Net Income and Cash Flows for the years ended December 31, 2015, 2014 and 2013 which should be read in conjunction with the Consolidated Financial Statements and related notes:

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Condition

	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$28,825	$51,519
Investment in United Bank	630,575	610,660
Due from United Bank	9,374	15,677
Other assets	37,938	5,594
Total Assets	$706,712	$683,450
Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$81,191	$81,042
Stockholders’ equity	625,521	602,408
Total Liabilities and Stockholders’ Equity	$706,712	$683,450
Condensed Statements of Net Income

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest and dividend income:
Interest on investments	$103	$35	$1
Interest expense	4,682	1,353	—
Net interest income (expense)	(4,579)	(1,318)	1
Non-interest income	434	73	—
Non-interest expenses:
General and administrative	4,714	7,257	5,528
Total non-interest expense	4,714	7,257	5,528
Loss before tax benefit and equity in undistributed net income of United Bank	(8,859)	(8,502)	(5,527)
Income tax benefit	3,094	2,566	1,602
Loss before equity in undistributed net income of United Bank	(5,765)	(5,936)	(3,925)
Equity in undistributed net income of United Bank	55,405	12,718	18,152
Net income	$49,640	$6,782	$14,227

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	For the Years ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$49,640	$6,782	$14,227
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of purchase accounting marks, net	75	41	—
Amortization of subordinated debt issuance costs, net	127	34	—
Share-based compensation expense	1,076	3,957	2,665
ESOP expense	299	1,727	2,064
Undistributed income of United Bank	(55,405)	(12,718)	(18,152)
Deferred tax provision	188	959	555
Tax benefit of stock-based awards	317	(820)	(65)
Net change in:
Due from United Bank	6,491	(5,395)	(850)
Other assets	(32,532)	3,582	(3,190)
Accrued expenses and other liabilities	(370)	(1,831)	1,124
Net cash used in operating activities	(30,094)	(3,682)	(1,622)
Cash flows from investing activities:
Dividends from United Bank	30,913	13,310	11,197
Cash acquired from United Financial Bancorp, Inc., net	—	6,546	—
Net cash provided by investing activities	30,913	19,856	11,197
Cash flows from financing activities:
Proceeds from debt offering, net of expenses	—	73,733	—
Common stock repurchased	(5,171)	(47,249)	(30,028)
Proceeds from the exercise of stock options	4,765	2,246	805
Cancellation of shares for tax withholding	(311)	(1,367)	(357)
Tax benefit of share-based awards	(317)	820	65
Cash dividends paid on common stock	(22,479)	(18,008)	(10,453)
Net cash provided by (used in) financing activities	(23,513)	10,175	(39,968)
Net increase (decrease) in cash and cash equivalents	(22,694)	26,349	(30,393)
Cash and cash equivalents — beginning of year	51,519	25,170	55,563
Cash and cash equivalents — end of year	$28,825	$51,519	$25,170
Supplemental disclosures of cash flow information:
Cash paid for income taxes (net)	$(6,744)	$3,599	$6,228

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 73.
Item 9B.    Other Information
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.
Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2015.

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

3.1	Certificate of Incorporation of United Financial Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 1, 2014)
3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 1, 2014)
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

10.12.1	Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (replaces former Exhibit 10.12.1) filed herewith
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

10.17	Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (replaces former Exhibit 10.17) filed herewith
10.18	Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (replaces former Exhibit 10.18) filed herewith
10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

10.20	United Financial Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for the Company filed September 8, 2015)
14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.0	Subsidiaries of United Financial Bancorp, Inc. and United Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Net Income; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Audited Consolidated Financial Statements filed herewith

SIGNATURES
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
Date: March 7, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV	Chief Executive Officer (Principal Executive Officer)	March 7, 2016
William H.W. Crawford, IV

/s/ Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2016
Eric R. Newell

/s/ Paula A. Aiello	Director	March 7, 2016
Paula A. Aiello

/s/ Michael A. Bars	Director	March 7, 2016
Michael A. Bars

/s/ Michael F. Crowley	Director	March 7, 2016
Michael f. Crowley

/s/ Kristen A. Johnson	Director	March 7, 2016
Kristen A. Johnson

/s/ Carol A. Leary	Director	March 7, 2016
Carol A. Leary

/s/ Raymond H. Lefurge, Jr.	Vice Chairman	March 7, 2016
Raymond H. Lefurge, Jr.

/s/ Kevin E. Ross	Director	March 7, 2016
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Chairman	March 7, 2016
Robert A. Stewart, Jr.