Form 10-Q
period 2016-03-31
United Financial Bancorp, Inc.
filed 2016-05-06
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 50,165,957 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and due from banks	$46,618	$47,602
Short-term investments	40,616	47,574
Total cash and cash equivalents	87,234	95,176
Available-for-sale securities - at fair value	1,090,498	1,059,169
Held-to-maturity securities - at amortized cost	14,434	14,565
Loans held for sale	7,560	10,136
Loans receivable (net of allowance for loan losses of $35,500 at March 31, 2016 and $33,887 at December 31, 2015)	4,621,988	4,587,062
Federal Home Loan Bank of Boston stock	55,989	51,196
Accrued interest receivable	16,922	15,740
Deferred tax asset, net	32,222	33,094
Premises and equipment, net	53,685	54,779
Goodwill	115,281	115,281
Core deposit intangible	7,073	7,506
Cash surrender value of bank-owned life insurance	125,920	125,101
Other assets	90,438	59,736
Total assets	$6,319,244	$6,228,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$693,144	$672,008
Interest-bearing	3,840,901	3,765,063
Total deposits	4,534,045	4,437,071
Mortgagors’ and investors’ escrow accounts	9,696	13,526
Advances from the Federal Home Loan Bank	926,175	949,003
Other borrowings	146,859	150,017
Accrued expenses and other liabilities	69,191	53,403
Total liabilities	5,685,966	5,603,020

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 and 60,000,000 shares; 50,108,049 and 49,941,428 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively)	521,622	519,587
Additional paid-in capital	10,280	10,722
Unearned compensation - ESOP	(5,865)	(5,922)
Retained earnings	117,911	112,013
Accumulated other comprehensive loss, net of tax	(10,670)	(10,879)
Total stockholders’ equity	633,278	625,521
Total liabilities and stockholders’ equity	$6,319,244	$6,228,541

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except share data)
Interest and dividend income:
Loans	$45,472	$40,527
Securities - taxable interest	5,096	5,269
Securities - non-taxable interest	2,010	2,092
Securities - dividends	923	374
Interest-bearing deposits	73	33
Total interest and dividend income	53,574	48,295
Interest expense:
Deposits	6,266	4,740
Borrowed funds	3,906	2,212
Total interest expense	10,172	6,952
Net interest income	43,402	41,343
Provision for loan losses	2,688	1,511
Net interest income after provision for loan losses	40,714	39,832
Non-interest income:
Service charges and fees	4,594	3,831
Gain on sales of securities, net	1,452	338
Income from mortgage banking activities	860	2,371
Bank-owned life insurance income	818	834
Net loss on limited partnership investments	(936)	(430)
Other loss	(61)	(109)
Total non-interest income	6,727	6,835
Non-interest expense:
Salaries and employee benefits	17,791	16,572
Service bureau fees	2,029	1,820
Occupancy and equipment	3,900	4,458
Professional fees	881	917
Marketing and promotions	592	636
FDIC insurance assessments	939	1,078
Core deposit intangible amortization	433	481
FHLB prepayment penalties	1,454	—
Other	5,744	4,695
Total non-interest expense	33,763	30,657
Income before income taxes	13,678	16,010
Provision for income taxes	1,784	2,985
Net income	$11,894	$13,025

Net income per share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.26
Weighted-average shares outstanding:
Basic	49,423,218	48,715,992
Diluted	49,652,632	49,275,942

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$11,894	$13,025
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	10,569	9,000
Reclassification adjustment for gains realized in operations (1)	(1,452)	(338)
Net unrealized gains	9,117	8,662
Tax effect - expense	(3,284)	(3,116)
Net-of-tax amount - securities available for sale	5,833	5,546
Interest rate swaps designated as cash flow hedges:
Unrealized losses	(8,297)	(3,350)
Reclassification adjustment for expense (benefit) realized in operations (2)	(619)	12
Net unrealized losses	(8,916)	(3,338)
Tax effect - benefit	3,212	1,203
Net-of-tax amount - interest rate swaps	(5,704)	(2,135)
Defined benefit pension plans:
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	124	184
Tax effect - benefit (expense)	(45)	69
Net-of-tax amount - pension plans	79	253
Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (4)	—	2
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	1	6
Change in losses and prior service costs	1	8
Tax effect - benefit	—	3
Net-of-tax amount - post-retirement plans	1	11
Net-of-tax amount - pension and post-retirement plans	80	264
Total other comprehensive income	209	3,675
Comprehensive income	$12,103	$16,700

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $523 and $122 for the three months ended March 31, 2016 and 2015, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax (expense) benefit associated with the reclassification adjustment for the three months ended March 31, 2016 and 2015 was $(223) and $4, respectively.

(3)
Amounts are included in salaries and employee benefits (expense) in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2016 and 2015 was $45 and $66, respectively.

(4)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for prior period service costs for the three months ended March 31, 2016 and 2015 was $0 and $1, for the three months ended March 31, 2016 and 2015, respectively. Income tax benefit associated with the reclassification adjustment of the losses recognized in net periodic benefit cost for the three months ended March 31, 2016 and 2015 was $0 and $2, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	11,894	209	12,103
Stock-based compensation expense	—	—	500	—	—	—	500
ESOP shares released or committed to be released	—	—	9	57	—	—	66
Shares issued for stock options exercised and SARs	138,171	1,685	(609)	—	—	—	1,076
Shares issued for restricted stock grants	30,973	350	(350)	—	—	—	—
Cancellation of shares for tax withholding	(2,523)	—	(29)	—	—	—	(29)
Tax benefit from stock-based awards	—	—	37	—	—	—	37
Dividends paid ($0.12 per common share)	—	—	—	—	(5,996)	—	(5,996)
Balance at March 31, 2016	50,108,049	$521,622	$10,280	$(5,865)	$117,911	$(10,670)	$633,278

Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	$602,408
Comprehensive income	—	—	—	—	13,025	3,675	16,700
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	(5,171)
Stock-based compensation expense	—	—	267	—	—	—	267
ESOP shares released or committed to be released	—	—	17	57	—	—	74
Shares issued for stock options exercised and SARs	110,115	1,529	(954)	—	—	—	575
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—
Cancellation of shares for tax withholding	(12,923)	(184)	—	—	—	—	(184)
Tax benefit from stock-based awards	—	—	381	—	—	—	381
Dividends paid ($0.10 per common share)	—	—	—	—	(4,927)	—	(4,927)
Balance at March 31, 2015	49,284,522	$510,703	$15,378	$(6,093)	$92,950	$(2,815)	$610,123

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$11,894	$13,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	1,284	967
Accretion of intangible assets and purchase accounting marks	(1,462)	(2,946)
Amortization of subordinated debt issuance costs	32	32
Stock-based compensation expense	500	267
ESOP expense	66	74
Loss on extinguishment of debt	1,454	—
Tax benefit from stock-based awards	37	(381)
Provision for loan losses	2,688	1,511
Gain on sales of securities, net	(1,452)	(338)
Loans originated for sale	(87,182)	(72,842)
Principal balance of loans sold	89,758	68,060
(Increase) decrease in mortgage servicing asset	803	(192)
Gain on sales of other real estate owned	(8)	45
Net change in mortgage banking fair value adjustments	(441)	(613)
(Gain) loss on disposal of equipment	(17)	44
Write-downs of other real estate owned	—	57
Depreciation and amortization	1,351	1,307
Loss on limited partnerships	936	430
Deferred income tax expense	755	2,036
Increase in cash surrender value of bank-owned life insurance	(818)	(834)
Net change in:
Deferred loan fees and premiums	(594)	(624)
Accrued interest receivable	(1,182)	(746)
Other assets	(41,510)	(6,548)
Accrued expenses and other liabilities	15,893	1,278
Net cash provided by (used in) operating activities	(7,215)	3,069
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	108,152	116,285
Proceeds from calls and maturities of available-for-sale securities	—	14,404
Principal payments on available-for-sale securities	15,302	19,321
Principal payments on held-to-maturity securities	124	157
Purchases of available-for-sale securities	(145,435)	(181,726)
Purchase of FHLBB stock	(4,793)	(2,056)
Proceeds from sale of other real estate owned	509	684
Purchases of loans	(25,454)	(3,255)
Loan originations, net of principal repayments	(10,437)	(2,364)
Purchases of premises and equipment	(263)	(1,409)
Proceeds from sale of equipment	1	—
Net cash used in investing activities	(62,294)	(39,959)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	21,136	(4,202)
Net increase in interest-bearing deposits	76,197	127,085
Net decrease in mortgagors’ and investors’ escrow accounts	(3,830)	(4,189)
Net increase in short-term FHLBB advances	(43,000)	(45,000)
Repayments of long-term FHLBB advances	(4,366)	(2,321)
Repayments of FHLBB borrowings and penalty	(37,796)	—
Proceeds from long-term FHLBB advances	61,342	10,000
Net change in other borrowings	(3,204)	(32,225)
Proceeds from exercise of stock options and SARs	1,076	575
Common stock repurchased	—	(5,694)
Cancellation of shares for tax withholding	(29)	(184)
Tax benefit from stock-based awards	37	381
Cash dividend paid on common stock	(5,996)	(4,927)
Net cash provided by financing activities	61,567	39,299
Net increase (decrease) in cash and cash equivalents	(7,942)	2,409
Cash and cash equivalents, beginning of period	95,176	86,952
Cash and cash equivalents, end of period	$87,234	$89,361

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$9,809	$7,347
Income taxes, net	1,445	(6,641)
Transfer of loans to other real estate owned	405	258
Decrease in due to broker, investment purchases	—	(1,105)
Decrease in due to broker, common stock buyback	—	(523)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Glastonbury, Connecticut, and through United Bank (“the Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
Basis of Presentation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., UCB Securities, Inc. II, UB Properties, LLC, United Financial Realty HC, Inc. and United Financial Business Trust I. All significant intercompany transactions have been eliminated.
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
Reclassifications
Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2016 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents.
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
Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including; accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; statutory tax withholding requirements; classification of awards as either equity or liabilities and; classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU is not expected to have a significant impact on the Company’s Financial Statements.
Derivatives and Hedging
In March 2016, the FASB issued ASU No. 2016-06 Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments as part of the consensus of the Emerging Issues Task Force. This ASU addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that option to qualify as clearly and closely related. The ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815-15-25-42 as amended by the ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. For public business entities, the amendments in the ASU are effective for annual reporting periods, and interim period therein, beginning after December 15, 2016. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at March 31, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$9,929	$71	$—	$10,000
Government-sponsored residential mortgage-backed securities	202,294	1,448	(188)	203,554
Government-sponsored residential collateralized debt obligations	226,025	3,162	(69)	229,118
Government-sponsored commercial mortgage-backed securities	27,417	380	—	27,797
Government-sponsored commercial collateralized debt obligations	147,712	2,405	(10)	150,107
Asset-backed securities	161,202	160	(4,580)	156,782
Corporate debt securities	63,333	556	(2,111)	61,778
Obligations of states and political subdivisions	206,811	2,845	(1,175)	208,481
Total debt securities	1,044,723	11,027	(8,133)	1,047,617
Marketable equity securities, by sector:
Banks	39,376	1,050	(821)	39,605
Industrial	109	54	—	163
Mutual funds	2,863	73	(2)	2,934
Oil and gas	131	48	—	179
Total marketable equity securities	42,479	1,225	(823)	42,881
Total available-for-sale securities	$1,087,202	$12,252	$(8,956)	$1,090,498
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,350	$1,056	$—	$13,406
Government-sponsored residential mortgage-backed securities	2,084	240	—	2,324
Total held-to-maturity securities	$14,434	$1,296	$—	$15,730

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,159	$13	$(83)	$10,089
Government-sponsored residential mortgage-backed securities	146,434	731	(1,304)	145,861
Government-sponsored residential collateralized debt obligations	287,515	855	(1,403)	286,967
Government-sponsored commercial mortgage-backed securities	21,144	21	(200)	20,965
Government-sponsored commercial collateralized debt obligations	128,617	626	(271)	128,972
Asset-backed securities	162,895	43	(3,037)	159,901
Corporate debt securities	62,356	91	(2,487)	59,960
Obligations of states and political subdivisions	201,217	1,561	(1,663)	201,115
Total debt securities	1,020,337	3,941	(10,448)	1,013,830
Marketable equity securities, by sector:
Banks	41,558	1,099	(544)	42,113
Industrial	109	34	—	143
Mutual funds	2,854	65	(4)	2,915
Oil and gas	132	36	—	168
Total marketable equity securities	44,653	1,234	(548)	45,339
Total available-for-sale securities	$1,064,990	$5,175	$(10,996)	$1,059,169
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,360	$884	$(10)	$13,234
Government-sponsored residential mortgage-backed securities	2,205	244	—	2,449
Total held-to-maturity securities	$14,565	$1,128	$(10)	$15,683

At March 31, 2016, the net unrealized gain on securities available for sale of $3.3 million, net of an income tax expense of $1.2 million, or $2.1 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition. The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$428	$428	$—	$—
After 1 year through 5 years	16,548	16,438	1,190	1,227
After 5 years through 10 years	60,986	61,294	—	—
After 10 years	202,111	202,099	11,160	12,179
	280,073	280,259	12,350	13,406
Government-sponsored residential mortgage-backed securities	202,294	203,554	2,084	2,324
Government-sponsored residential collateralized debt obligations	226,025	229,118	—	—
Government-sponsored commercial mortgage-backed securities	27,417	27,797	—	—
Government-sponsored commercial collateralized debt obligations	147,712	150,107	—	—
Asset-backed securities	161,202	156,782	—	—
Total debt securities	$1,044,723	$1,047,617	$14,434	$15,730
At March 31, 2016, the Company had 136 securities with a fair value of $564.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2015, the Company had 114 securities with a fair value of $446.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended March 31, 2016 and 2015, gross gains of $1.7 million were realized on the sales of available-for-sale securities for both periods. There were gross losses of $202,000 and $1.3 million realized on the sale of available-for-sale securities for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of March 31, 2016, the fair value of the obligations of states and political subdivisions portfolio was $221.9 million, with no significant geographic or issuer exposure concentrations. Of the total revenue and general obligations of $221.9 million, $108.2 million were representative of general obligation bonds for which $82.6 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2016
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$56,300	$(188)	$7	$—	$56,307	$(188)
Government-sponsored residential collateralized debt obligations	—	—	6,899	(69)	6,899	(69)
Government-sponsored commercial collateralized debt obligations	—	—	3,508	(10)	3,508	(10)
Asset-backed securities	100,743	(1,999)	47,248	(2,581)	147,991	(4,580)
Corporate debt securities	16,429	(324)	8,126	(1,787)	24,555	(2,111)
Obligations of states and political subdivisions	10,466	(41)	57,666	(1,134)	68,132	(1,175)
Total debt securities	183,938	(2,552)	123,454	(5,581)	307,392	(8,133)
Marketable equity securities	17,495	(539)	6,095	(284)	23,590	(823)
Total available-for-sale securities	$201,433	$(3,091)	$129,549	$(5,865)	$330,982	$(8,956)

December 31, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,867	$(66)	$4,977	$(17)	$9,844	$(83)
Government-sponsored residential mortgage-backed securities	107,142	(1,183)	7,195	(121)	114,337	(1,304)
Government-sponsored residential collateralized debt obligations	152,278	(1,357)	3,506	(46)	155,784	(1,403)
Government-sponsored commercial mortgage-backed securities	16,207	(200)	—	—	16,207	(200)
Government-sponsored commercial collateralized debt obligations	38,151	(221)	3,496	(50)	41,647	(271)
Asset-backed securities	93,723	(1,233)	49,462	(1,804)	143,185	(3,037)
Corporate debt securities	42,102	(797)	6,720	(1,690)	48,822	(2,487)
Obligations of states and political subdivisions	47,878	(946)	42,685	(717)	90,563	(1,663)
Total debt securities	502,348	(6,003)	118,041	(4,445)	620,389	(10,448)
Marketable equity securities	18,449	(287)	6,176	(261)	24,625	(548)
Total available-for-sale securities	$520,797	$(6,290)	$124,217	$(4,706)	$645,014	$(10,996)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$1,104	$(10)	—	—	$1,104	$(10)
Total held to maturity securities	$1,104	$(10)	—	—	$1,104	$(10)
Of the securities summarized above as of March 31, 2016, 58 issues had unrealized losses equaling 1.5% of the amortized cost basis for less than twelve months and 92 issues had an unrealized loss of 4.3% of the amortized cost basis for twelve months or more. There were no unrealized losses on debt securities held to maturity at March 31, 2016. As of December 31, 2015, 146 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 96 issues had unrealized losses equaling 3.7% of the amortized cost basis for twelve months or more.
Management believes that no individual unrealized loss as of March 31, 2016 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2016.
Government-sponsored collateralized mortgage obligations and commercial mortgage- backed securities. The unrealized losses on the Company’s U.S. Government and government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the continued pickup of prepayment speeds given the overall drop in the government curve over the period, which encouraged further refinancing. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities relative to the time of purchase. The majority of these securities have resetting coupons that adjust on a quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to a shift in the credit spreads relative to the spreads on the bonds at the time of purchase.
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

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$376,511	8.1%	$322,084	7.0%
Investor non-owner occupied	1,648,321	35.4	1,673,248	36.3
Construction	128,007	2.8	129,922	2.8
Total commercial real estate loans	2,152,839	46.3	2,125,254	46.1

Commercial business loans	614,235	13.2	603,332	13.1

Consumer loans:
Residential real estate	1,176,357	25.3	1,179,915	25.6
Home equity	446,515	9.6	431,282	9.3
Residential construction	42,205	0.9	41,084	0.9
Other consumer	217,725	4.7	233,064	5.1
Total consumer loans	1,882,802	40.5	1,885,345	40.9

Total loans	4,649,876	100%	4,613,931	100%
Net deferred loan costs and premiums	7,612		7,018
Allowance for loan losses	(35,500)		(33,887)
Loans - net	$4,621,988		$4,587,062
Purchased Credit Impaired Loans
The purchased credit impaired loans (“PCI”) are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At March 31, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $6.1 million and the aggregate outstanding principal balance was $11.5 million.
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$(413)	$(1,587)
Accretion	—	99
Reclassification to nonaccretable balance	174	780
Balance at end of period	$(239)	$(708)
Reclassifications of $174,000 and $780,000 from the accretable balance to the nonaccretable balance occurred during the three months ended March 31, 2016 and 2015, respectively, due to reductions in expected cash flows for the ASC 310-30 loans.
Allowance for Loan Losses
Management has established a methodology to determine the adequacy of the allowance for loan losses (“ALL”) that assesses the risks and losses inherent in the loan portfolio. The ALL is established as embedded losses are estimated to have occurred through the provisions for losses charged against operations and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors. An allowance is maintained for impaired loans to reflect the difference, if any, between the carrying value of the loan and the present value of the projected cash flows, observable fair value or collateral value. Loans are charged-off against the ALL when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the ALL when received. In connection with the determination of the ALL, management obtains independent appraisals for significant properties, when considered necessary.
The ALL is maintained at a level estimated by management to provide for probable losses inherent within the loan portfolio. Probable losses are estimated based upon a quarterly review of the loan portfolio, which includes historic default and loss experience, specific problem loans, risk rating profile, economic conditions and other pertinent factors which, in management’s judgment, warrant current recognition in the loss estimation process.
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
At March 31, 2016, the Company had a loan loss allowance of $35.5 million, or 0.76%, of total loans as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component
The general component of the ALL is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. There were no changes in the Company’s methodology pertaining to the general component of the ALL during 2016.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate and home equity loans – The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.
Owner-occupied and investor non-owner occupied commercial real estate (“Owner-occupied CRE” and “Investor CRE”) – Loans in this segment are primarily income-producing properties throughout Connecticut, western Massachusetts, and other select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.
Commercial and residential construction loans – Loans in this segment primarily include commercial real estate development and residential subdivision loans for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
Commercial business loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy and its effect on business profitability and cash flow could have an effect on the credit quality in this segment.
Other Consumer – Loans in this segment are secured or unsecured and repayment is dependent on the credit quality of the individual borrower. A significant portion of these loans are secured by boats.

For acquired loans, our ALL is estimated based upon our evaluation of the credit quality of the acquired loan portfolio or expected cash flows for the acquired PCI loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans, in excess of any existing purchase accounting discounts.
Allocated component
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated costs to sell, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Residential and other consumer loans are evaluated for impairment if payments are 90 days or more delinquent. Updated property evaluations are obtained at time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.
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
Credit Quality Information
The Company utilizes a nine-grade internal loan rating system for residential and commercial real estate, construction, commercial and other consumer loans as follows:
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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and other consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. Residential real estate and other consumer loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm throughout the year and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.
The following table presents the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
March 31, 2016
Loans rated 1-5	$345,802	$1,596,510	$166,106	$579,523	$1,157,840	$441,497	$217,698
Loans rated 6	17,174	25,312	962	8,235	1,333	24	—
Loans rated 7	13,535	26,499	3,144	26,477	17,184	4,992	27
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	2	—
	$376,511	$1,648,321	$170,212	$614,235	$1,176,357	$446,515	$217,725

December 31, 2015
Loans rated 1-5	$298,509	$1,610,582	$156,607	$568,248	$1,162,393	$426,702	$233,054
Loans rated 6	10,074	38,448	10,860	8,382	1,355	24	—
Loans rated 7	13,501	24,218	3,539	26,655	16,167	4,553	10
Loans rated 8	—	—	—	47	—	—	—
Loans rated 9	—	—	—	—	—	3	—
	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064

Activity in the allowance for loan losses for the periods ended March 31, 2016 and 2015 were as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision (credit) for loan losses	749	936	(57)	640	99	177	113	31	2,688
Loans charged off	(82)	(542)	—	(221)	(180)	(191)	(122)	—	(1,338)
Recoveries of loans previously charged off	—	4	—	128	53	36	42	—	263
Balance, end of period	$2,841	$13,257	$1,838	$6,374	$7,773	$2,413	$179	$825	$35,500

Three Months Ended March 31, 2015
Balance, beginning of period	$1,281	$8,137	$1,470	$5,808	$5,998	$1,929	$75	$111	$24,809
Provision (credit) for loan losses	15	1,062	433	(915)	404	13	9	490	1,511
Loans charged off	—	(508)	(440)	(223)	(224)	—	(86)	—	(1,481)
Recoveries of loans previously charged off	—	132	—	221	69	—	36	—	458
Balance, end of period	$1,296	$8,823	$1,463	$4,891	$6,247	$1,942	$34	$601	$25,297

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2016 and December 31, 2015 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$108	$293	$72	$—	$—	$—	$473
Allowance related to loans collectively evaluated and not deemed impaired	2,841	13,257	1,730	5,852	7,701	2,413	179	825	34,798
Allowance related to loans acquired with deteriorated credit quality	—	—	—	229	—	—	—	—	229
Total allowance for loan losses	$2,841	$13,257	$1,838	$6,374	$7,773	$2,413	$179	$825	$35,500

Loans deemed impaired	$4,181	$11,470	$4,424	$14,575	$16,844	$5,126	$24	$—	$56,644
Loans not deemed impaired	371,992	1,635,275	165,788	598,348	1,159,513	441,389	214,807	—	4,587,112
Loans acquired with deteriorated credit quality	338	1,576	—	1,312	—	—	2,894	—	6,120
Total loans	$376,511	$1,648,321	$170,212	$614,235	$1,176,357	$446,515	$217,725	$—	$4,649,876

December 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$147	$121	$74	$—	$—	$—	$342
Allowance related to loans collectively evaluated and not deemed impaired	2,174	12,859	1,748	5,531	7,727	2,391	146	794	33,370
Allowance related to loans acquired with deteriorated credit quality	—	—	—	175	—	—	—	—	175
Total allowance for loan losses	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887

Loans deemed impaired	$4,037	$13,923	$4,660	$13,035	$16,036	$4,556	$8	$—	$56,255
Loans not deemed impaired	317,628	1,657,721	166,346	588,982	1,163,879	426,726	230,061	—	4,551,343
Loans acquired with deteriorated credit quality	419	1,604	—	1,315	—	—	2,995	—	6,333
Total loans	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064	$—	$4,613,931
Management has established the allowance for loan loss in accordance with GAAP at March 31, 2016 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2016 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2016 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at March 31, 2016 and December 31, 2015, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
March 31, 2016
Owner-occupied CRE	$806	$—	$2,024	$2,830	$—	$3,223
Investor CRE	3,670	887	4,400	8,957	990	5,643
Construction	442	223	1,892	2,557	—	2,557
Commercial business loans	3,861	1,618	2,618	8,097	—	4,604
Residential real estate	7,510	—	6,999	14,509	253	15,572
Home equity	710	813	1,935	3,458	—	4,805
Other consumer	15	—	11	26	2	24
Total	$17,014	$3,541	$19,879	$40,434	$1,245	$36,428

December 31, 2015
Owner-occupied CRE	$900	$191	$1,505	$2,596	$—	$3,055
Investor CRE	3,154	2,498	4,519	10,171	—	8,565
Construction	214	449	2,135	2,798	—	2,808
Commercial business loans	526	266	2,804	3,596	66	4,244
Residential real estate	8,507	2,112	6,936	17,555	238	14,056
Home equity	2,009	646	1,549	4,204	—	5,066
Other consumer	17	3	8	28	3	8
Total	$15,327	$6,165	$19,456	$40,948	$307	$37,802

Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. Additionally, at December 31, 2015, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$4,181	$5,590	$—	$4,037	$5,370	$—
Investor CRE	11,470	13,041	—	13,923	15,011	—
Construction	4,301	7,027	—	4,442	6,869	—
Commercial business loans	13,687	16,787	—	12,634	14,477	—
Residential real estate	15,571	18,672	—	14,056	16,876	—
Home equity	5,126	5,884	—	5,259	5,953	—
Other consumer	24	12	—	8	11	—
Total	54,360	67,013	—	54,359	64,567	—

Impaired loans with a valuation allowance:
Construction	123	123	108	218	218	147
Commercial business loans	888	888	293	401	401	121
Residential real estate	1,273	1,288	72	1,277	1,292	74
Total	2,284	2,299	473	1,896	1,911	342
Total impaired loans	$56,644	$69,312	$473	$56,255	$66,478	$342
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$4,109	$30	$201	$2
Investor CRE	12,697	81	19,034	294
Construction	4,986	18	3,261	48
Commercial business loans	13,361	107	6,594	80
Residential real estate	16,089	111	13,101	156
Home equity	5,193	30	3,042	20
Other consumer	16	—	38	—
Total	$56,451	$377	$45,271	$600

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

The following table provides detail of TDR balances for the periods presented:

	At March 31, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$20,216	$18,453
Non-accrual status	7,143	5,611
Total recorded investment in TDRs	$27,359	$24,064

Accruing TDRs performing under modified terms more than one year	$7,760	$5,821
Specific reserves for TDRs included in the balance of allowance for loan losses	$303	$223
Additional funds committed to borrowers in TDR status	$14	$513
Loans restructured as TDRs during the three months ended March 31, 2016 and 2015 are set forth in the following table:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
March 31, 2016
Owner-occupied CRE	5	$654	$666
Construction	2	67	67
Commercial business	3	2,491	2,491
Residential real estate	4	394	394
Home equity	8	406	408
Total TDRs	22	$4,012	$4,026

March 31, 2015
Commercial business	1	$200	$200
Home equity	1	75	75
Total TDRs	2	$275	$275
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended March 31,
	2016					2015
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$—	$86	$—	$58	$—	$—	$—	$—	$—
Construction	23	—	44	—	—	—	—	—	—	—
Commercial business	2,000	—	143	348	—	200	—	—	—	—
Residential real estate	—	—	21	373	—	—	—	—	—	—
Home equity	—	—	336	70	—	—	—	75	—	—
	$2,533	$—	$630	$791	$58	$200	$—	$75	$—	$—

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	March 31, 2016		March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Owner-occupied CRE	—	$—	3	$762
Investor CRE	—	—	2	3,352
Commercial business	3	1,201	—	—
Residential real estate	7	1,157	2	48
Total	10	$2,358	7	$4,162
The majority of restructured loans were on accrual status as of March 31, 2016 and December 31, 2015. The financial impact of TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $921.1 million and $863.7 million as of March 31, 2016 and December 31, 2015, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2016 and December 31, 2015 was determined using pretax internal rates of return ranging from 9.5% to 11.6% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 255 and 183, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three months ended March 31, 2016 and 2015, the Company received servicing income in the amount of $440,000 and $301,000, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$7,074	$4,729
Change in fair value recognized in net income	(1,315)	(385)
Issuances	512	577
Fair value of mortgage servicing rights at end of period	$6,271	$4,921

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2014	$115,240	$9,302
Adjustments	41	—
Amortization expense	—	(1,796)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(433)
Balance at March 31, 2016	$115,281	$7,073

Estimated amortization expense for the years ending December 31,
2016 (remaining nine months)		$1,171
2017		1,411
2018		1,219
2019		1,026
2020		834
2021 and thereafter		1,412
Total remaining		$7,073
On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as (“the Merger”). The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $433,000 and $481,000 for the three months ended March 31, 2016 and 2015.

Note 6.	Borrowings
FHLBB Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2016 and December 31, 2015 are summarized below:

	March 31, 2016		December 31, 2015
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2016	$562,043	0.66%	$637,580	0.60%
2017	163,000	1.36	151,000	1.76
2018	140,546	1.48	120,795	1.54
2019	20,000	1.45	20,000	1.63
2020 and thereafter	37,550	0.81	16,130	2.21
	$923,139	0.93%	$945,505	0.95%
The total carrying value of FHLBB advances at March 31, 2016 was $926.2 million, which includes a remaining fair value adjustment of $3.0 million on acquired advances. At December 31, 2015, the total carrying value of FHLBB advances was $949.0 million, with a remaining fair value adjustment of $3.5 million.
At March 31, 2016, six advances totaling $48.0 million with interest rates ranging from 0.04% to 4.49%, which are scheduled to mature between 2017 and 2020, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.4 billion and $1.3 billion at March 31, 2016 and December 31, 2015, respectively.
In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at March 31, 2016 and December 31, 2015. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At March 31, 2016, the Bank could borrow immediately an additional $454.1 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$79,544	$79,489
Wholesale repurchase agreements	45,000	45,000
Customer repurchase agreements	17,843	19,278
Other	4,472	6,250
Total other borrowings	$146,859	$150,017
Subordinated Debentures
At both March 31, 2016 and December 31, 2015, the carrying value of the Company’s subordinated debentures totaled $79.5 million.
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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.1 million at March 31, 2016. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of March 31, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
March 31, 2016
Repurchase Agreements
U.S. Agency Securities	$17,843	$25,000	$20,000	$—	$62,843

December 31, 2015
Repurchase Agreements
U.S. Agency Securities	$19,278	$25,000	$20,000	$—	$64,278
At both March 31, 2016 and December 31, 2015, advances outstanding under wholesale reverse repurchase agreements totaled $45.0 million. The outstanding advances at March 31, 2016 consisted of three individual borrowings with remaining terms of three years or less and a weighted average cost of 1.67%. The outstanding advances at December 31, 2015 had a weighted average cost of 1.51%. The Company pledged investment securities with a market value of $51.8 million and $34.6 million as collateral for these borrowings at March 31, 2016 and December 31, 2015, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of March 31, 2016 and December 31, 2015, retail repurchase agreements totaled $17.8 million and $19.3 million, respectively. The Company pledged investment securities with a market value of $32.3 million and $34.6 million as collateral for these borrowings at March 31, 2016 and December 31, 2015, respectively.
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
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $116.3 million at a cost of 0.49% at March 31, 2016 and $123.1 million at a cost of 0.45% at December 31, 2015. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at March 31, 2016.

Note 7.	Derivatives and Hedging Activities
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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2016 and December 31, 2015 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
March 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$125,000	7.94	TBD	(1)	2.49%		$(6,051)
Interest rate swaps	305,000	2.76	0.63%		1.37%		(6,957)
Fair value hedges:
Interest rate swaps	35,000	1.47	1.04%		0.50%	(2)	173
Non-hedging derivatives:
Forward loan sale commitments	49,039	0.00					(282)
Derivative loan commitments	7,281	0.00					903
Loan level swaps - dealer(3)	379,611	8.55	2.08%		3.84%		(24,273)
Loan level swaps - borrowers(3)	379,611	8.55	3.84%		2.08%		24,228
Total	$1,280,542						$(12,259)

December 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	7.99	TBD	(1)	2.46%		$(2,072)
Interest rate swaps	280,000	2.65	0.46%		1.28%		(2,020)
Fair value hedges:
Interest rate swaps	35,000	1.72	1.04%		0.48%	(2)	24
Non-hedging derivatives:
Forward loan sale commitments	25,060	0.00					(13)
Derivative loan commitments	9,403	0.00					223
Loan level swaps - dealer(3)	333,971	9.05	1.94%		3.93%		(12,059)
Loan level swaps - borrowers(3)	333,981	9.05	3.93%		1.94%		12,152
Total	$1,167,415						$(3,765)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for these forward starting cash flow hedges is July 1, 2016.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.3 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2016, the Company had ten outstanding interest rate derivatives with a notional value of $430.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three months ended March 31, 2016 and 2015, the Company recognized a negligible net reduction to interest expense.
As of March 31, 2016, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
Non-Designated Hedges
Qualifying derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
As of March 31, 2016, the Company had 56 borrower-facing interest rate derivatives with an aggregate notional amount of $379.6 million and 56 broker derivatives with an aggregate notional value amount of $379.6 million related to this program.
As of March 31, 2016, the Company had four risk participation agreements with two counterparties related to a loan level interest rate swap with four of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. During the third quarter of 2015, one agreement was entered into in conjunction with credit enhancements provided to the borrower by the Bank, whereby the Bank is responsible for a percentage of the exposure to the counterparty. At March 31, 2016, the notional amount of this risk participation agreement was $6.2 million, reflecting the counterparty participation of 3.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At March 31, 2016, the notional amount of the remaining three risk participation agreements was $16.3 million, reflecting the counterparty participation level of 46.9%.
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
Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes To Be Announced (“TBA”) as well as cash (“mandatory delivery” and “best efforts”) forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the market improves (rate decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely if the market declines (rates worsen) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices.

With best effort cash contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2016 and December 31, 2015:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2016	Dec 31, 2015	Balance Sheet Location	Mar 31, 2016	Dec 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$—	$478	Other Liabilities	$13,008	$4,570
Interest rate swap - fair value hedge	Other Assets	173	50	Other Liabilities	—	26
Total derivatives designated as hedging instruments		$173	$528		$13,008	$4,596
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$—	$7	Other Liabilities	$282	$20
Derivative loan commitments	Other Assets	903	223		—	—
Interest rate swap - with customers	Other Assets	24,228	12,152		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	24,273	12,059
Total derivatives not designated as hedging		$25,131	$12,382		$24,555	$12,079
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The table below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three months ended March 31, 2016 and 2015:

Cash Flow Hedges
	Amount of Loss Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest rate swaps	$(8,916)	$(3,338)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest rate swaps	$619	$(12)

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2016 and 2015:

Fair Value Hedges
		Amount of Loss Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$149	$203

		Amount of Loss Recognized in Income for Hedged Items
		Three Months Ended March 31,
		2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$(149)	$(205)
The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of March 31, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2016	2015
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$680	$509
Forward loan sale commitments	(269)	(25)
Interest rate swaps	138	(73)
	$549	$411
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
As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $37.9 million. As of March 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $37.9 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 8.	Stock-Based Compensation Plans
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
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as approved by the Company’s Board and shareholders. The 2012 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company.
In connection with a merger, the Company assumed the following stock-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.”
On October 29, 2015, a special meeting of shareholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan became effective as of the date of approval by the Company’s shareholders, and upon shareholder approval no other awards may be granted from the previously approved or assumed plans. As of March 31, 2016, 3,348,920 shares remained available for future grants under the 2015 Plan.
For the three-month period ended March 31, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $31,000 with a related tax benefit of $11,000 and $469,000 with a related tax benefit of $169,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $104,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $396,000. For the three-month period ended March 31, 2015, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $39,000 with a related tax benefit of $14,000 and $228,000 with a related tax benefit of $82,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the three months ended March 31, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,649,735	$10.88
Granted	—	—
Exercised	(138,171)	7.80
Forfeited or expired	—	—
Outstanding at March 31, 2016	2,511,564	$11.05	5.4	$3.2
Stock options vested and exercisable at March 31, 2016	2,308,400	$10.81	5.2	$3.5

As of March 31, 2016, the unrecognized cost related to outstanding stock options was $284,000 and will be recognized over a weighted-average period of 2.5 years.
There were no stock options granted during the three months ended March 31, 2016 and 2015.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no SAR options included in total options exercised during the three months ended March 31, 2016.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the three months ended March 31, 2016, the Company issued 30,973 shares of restricted stock from shares available under the Company’s 2015 Plan to certain executives. During the three months ended March 31, 2016, the weighted-average grant date fair value was $11.30 per share and the restricted stock awards vest in either equal annual installments on the anniversary date over a 3 year period or cliff vest at the end of the 3 year period. The following table presents the activity for restricted stock for the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	326,013	$13.20
Granted	30,973	11.30
Vested	(6,699)	12.44
Forfeited	—	—
Unvested as of March 31, 2016	350,287	$13.04
As of March 31, 2016, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”)borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.3 million at March 31, 2016 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 25 years.
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
At March 31, 2016, the remaining loan had an outstanding balance of $6.3 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended March 31, 2016 and 2015, ESOP compensation expense was $66,000 and $74,000 respectively.
The ESOP shares as for the period indicated were as follows:

March 31, 2016
Allocated shares	1,175,239
Shares allocated for release	5,703
Unreleased shares	564,626
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$7,180

Note 9.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2016, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

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
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2016 and December 31, 2015 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank:
March 31, 2016
Total capital to risk weighted assets	$572,431	11.4%	$401,706	8.0%	$502,132	10.0%
Common equity tier 1 capital to risk weighted assets	535,525	10.6	227,346	4.5	328,388	6.5
Tier 1 capital to risk weighted assets	535,525	10.6	303,127	6.0	404,170	8.0
Tier 1 capital to total average assets	535,525	8.6	249,081	4.0	311,352	5.0
December 31, 2015
Total capital to risk weighted assets	$558,969	11.2%	$398,552	8.0%	$498,190	10.0%
Common equity tier 1 capital to risk weighted assets	523,786	10.5	224,266	4.5	323,940	6.5
Tier 1 capital to risk weighted assets	523,786	10.5	299,022	6.0	398,695	8.0
Tier 1 capital to total average assets	523,786	8.9	234,882	4.0	293,602	5.0

United Financial Bancorp, Inc.
March 31, 2016
Total capital to risk weighted assets	$635,413	12.6%	$403,437	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	523,507	10.3	228,717	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	523,507	10.3	304,956	6.0	N/A	N/A
Tier 1 capital to total average assets	523,507	8.5	246,356	4.0	N/A	N/A
December 31, 2015
Total capital to risk weighted assets	$628,915	12.5%	$401,542	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	518,732	10.3	225,972	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	518,732	10.3	301,296	6.0	N/A	N/A
Tier 1 capital to total average assets	518,732	8.9	233,926	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(6,955)	$(7,080)
Tax effect	2,506	2,551
Net-of-tax amount	(4,449)	(4,529)
Securities available for sale:
Net unrealized gain (loss)	3,296	(5,821)
Tax effect	(1,196)	2,088
Net-of-tax amount	2,100	(3,733)
Interest rate swaps:
Net unrealized loss	(13,008)	(4,092)
Tax effect	4,687	1,475
Net-of-tax amount	(8,321)	(2,617)
	$(10,670)	$(10,879)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except share data)
Net income available to common stockholders	$11,894	$13,025
Weighted-average common shares outstanding	49,991,583	49,307,169
Less: average number of unallocated ESOP award shares	(568,365)	(591,177)
Weighted-average basic shares outstanding	49,423,218	48,715,992
Dilutive effect of stock options	229,414	559,950
Weighted-average diluted shares	49,652,632	49,275,942
Net income per share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.26
For the three months ended March 31, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 717,501. For the three months ended March 31, 2015, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 700,003 shares. For the periods shown, the stock options are anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Note 12.	Fair Value Measurements
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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $7.4 million and $9.8 million at March 31, 2016 and December 31, 2015, respectively. The aggregate fair value of these loans as of the same dates was $7.6 million and $10.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at March 31, 2016 and December 31, 2015.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Net Income.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Mortgage loans held for sale	$30	$(129)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2016 and 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2016
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,000	$—	$10,000	$—
Government-sponsored residential mortgage-backed securities	203,554	—	203,554	—
Government-sponsored residential collateralized debt obligations	229,118	—	229,118	—
Government-sponsored commercial mortgage-backed securities	27,797	—	27,797	—
Government-sponsored commercial collateralized debt obligations	150,107	—	150,107	—
Asset-backed securities	156,782	—	14,043	142,739
Corporate debt securities	61,778	—	60,311	1,467
Obligations of states and political subdivisions	208,481	—	208,481	—
Marketable equity securities	42,881	3,276	39,605	—
Total available-for-sale securities	$1,090,498	$3,276	$943,016	$144,206

Mortgage loan derivative assets	$903	$—	$903	$—
Mortgage loan derivative liabilities	282	—	282	—
Loans held for sale	7,560	—	7,560	—
Mortgage servicing rights	6,271	—	—	6,271
Interest rate swap assets	24,401	—	24,401	—
Interest rate swap liabilities	37,281	—	37,281	—

December 31, 2015
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,089	$—	$10,089	$—
Government-sponsored residential mortgage-backed securities	145,861	—	145,861	—
Government-sponsored residential collateralized-debt obligations	286,967	—	286,967	—
Government-sponsored commercial mortgage-backed securities	20,965	—	20,965	—
Government-sponsored commercial collateralized-debt obligations	128,972	—	128,972	—
Asset-backed securities	159,901	—	15,388	144,513
Corporate debt securities	59,960	—	58,403	1,557
Obligations of states and political subdivisions	201,115	—	201,115	—
Marketable equity securities	45,339	3,227	42,112	—
Total available-for-sale securities	$1,059,169	$3,227	$909,872	$146,070

Mortgage loan derivative assets	$230	$—	$230	$—
Mortgage loan derivative liabilities	20	—	20	—
Loans held for sale	10,136	—	10,136	—
Mortgage servicing rights	7,074	—	—	7,074
Interest rate swap assets	12,680	—	12,680	—
Interest rate swap liabilities	16,655	—	16,655	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$146,070	$137,207
Purchases	—	9,799
Principal payments	(384)	(183)
Total unrealized gains (losses) included in other comprehensive income/loss	(1,480)	758
Balance at end of period	$144,206	$147,581

Balance of mortgage servicing rights, at beginning of period	$7,074	$4,729
Issuances	512	577
Change in fair value recognized in net income	(1,315)	(385)
Balance at end of period	$6,271	$4,921
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at March 31, 2016:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$142,739	Discounted Cash Flow	Discount Rates	1.6% - 4.5% (4.5%)
			Cumulative Default %	6.4% - 9.1% (9.1%)
			Loss Given Default	1.9% - 3.3% (3.3%)

Corporate debt - pooled trust	$1,467	Discounted Cash Flow	Discount Rate	6.8% (6.8%)
preferred security			Cumulative Default %	2.8% - 42.0% (12.0%)
			Loss Given Default	85% - 100% (94.2%)

Mortgage servicing rights	$6,271	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($61.22)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2016
Impaired loans	$2,323	$—	$—	$2,323
Other real estate owned	659	—	—	659
Total	$2,982	$—	$—	$2,982
December 31, 2015
Impaired loans	$2,096	$—	$—	$2,096
Other real estate owned	755	—	—	755
Total	$2,851	$—	$—	$2,851
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

Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Impaired loans	$(185)	$(450)
Other real estate owned	(8)	(45)
Total	$(193)	$(495)
Disclosures about Fair Value of Financial Instruments:
The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments not recorded at fair value for which it is practicable to estimate that value.
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

As of March 31, 2016 and December 31, 2015, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2016
Financial assets:
Cash and cash equivalents	$87,234	$87,234	$—	$—	$87,234
Available-for-sale securities	1,090,498	3,276	943,016	144,206	1,090,498
Held-to-maturity securities	14,434	—	15,730	—	15,730
Loans held for sale	7,560	—	7,560	—	7,560
Loans receivable-net	4,621,988	—	—	4,668,990	4,668,990
FHLBB stock	55,989	—	—	55,989	55,989
Accrued interest receivable	16,922	—	—	16,922	16,922
Derivative assets	25,304	—	25,304	—	25,304
Mortgage servicing rights	6,271	—	—	6,271	6,271
Financial liabilities:
Deposits	4,534,045	—	—	4,541,932	4,541,932
Mortgagors’ and investors’ escrow accounts	9,696	—	—	9,696	9,696
FHLBB advances and other borrowings	1,073,034	—	1,074,404	—	1,074,404
Derivative liabilities	37,563	—	37,563	—	37,563

December 31, 2015
Financial assets:
Cash and cash equivalents	$95,176	$95,176	$—	$—	$95,176
Available-for-sale securities	1,059,169	3,227	909,872	146,070	1,059,169
Held-to-maturity securities	14,565	—	15,683	—	15,683
Loans held for sale	10,136	—	10,136	—	10,136
Loans receivable-net	4,587,062	—	—	4,629,243	4,629,243
FHLBB stock	51,196	—	—	51,196	51,196
Accrued interest receivable	15,740	—	—	15,740	15,740
Derivative assets	12,910	—	12,910	—	12,910
Mortgage servicing rights	7,074	—	—	7,074	7,074
Financial liabilities:
Deposits	4,437,071	—	—	4,436,456	4,436,456
Mortgagors’ and investors’ escrow accounts	13,526	—	—	13,526	13,526
FHLBB advances and other borrowings	1,099,020	—	1,096,452	—	1,096,452
Derivative liabilities	16,675	—	16,675	—	16,675
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$317,543	$219,407
Undisbursed construction loans	100,466	103,140
Undisbursed home equity lines of credit	337,547	320,140
Undisbursed commercial lines of credit	314,384	302,700
Standby letters of credit	10,326	9,477
Unused credit card lines	8,393	6,725
Unused checking overdraft lines of credit	1,328	1,293
Total	$1,089,987	$962,882
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $33.4 million at March 31, 2016 and is included in other assets in the consolidated statement of condition. At March 31, 2016, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $6.4 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that United Financial Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, United’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, United’s past results of operations do not necessarily indicate United’s combined future results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD & A”) is intended to help the reader understand the Company’s operations and present business environment. Management believes accuracy, transparency and clarity are the primary goals of successful financial reporting. Management remains committed to transparency in the Company’s financial reporting, providing the Company’s stockholders with informative financial disclosures and presenting an accurate view of the Company’s financial disclosures, financial position and operating results.
The MD & A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following sections are included in the MD & A:

•	Business – a general description of the Company’s business, objectives and regulatory considerations.

•	Critical Accounting Estimates – a discussion of accounting estimates that require critical judgments and estimates.

•	Operating Results – an analysis of the Company’s consolidated results of operations for the periods presented in the Unaudited Consolidated Financial Statements.

•	Comparison of Financial Liquidity and Capital Resources – an overview of financial condition and market interest rate risk.
Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.32 billion and stockholders’ equity of $633.3 million at March 31, 2016.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 53 banking offices, commercial loan production offices, mortgage loan production offices, 63 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com).
The Company’s vision is to pursue excellence in all things with respect to its customers, employees, shareholders and communities. This pursuit of excellence has helped the Company fulfill the financial needs of its customers while delivering an exceptional banking experience in the market areas that it has served since 1858. The structure of United Bank supports the vision with community banking teams in each market that provide traditional banking products and services to business organizations and individuals, including commercial business loans, commercial and residential real estate loans, consumer loans, financial advisory services and a variety of deposit products.
Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions and provide superior customer service to meet the financial needs of the communities in which we operate. The Company’s three year strategic plan includes:

•	Continuing to expand commercial business, owner-occupied commercial real estate and consumer lending activities while meeting the Company’s designated risk adjusted return on capital levels;

•	Decreasing the exposure to residential and investor non-owner occupied commercial real estate lending;

•	Growing the Company’s low cost core deposit base particularly in commercial deposits;

•	Increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products; and

•	Remaining focused on improving operating efficiencies.
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
The Company’s common stock is traded on the NASDAQ Global Select MarketSM under the ticker symbol “UBNK”.
Our Objectives
The Company seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align our earning asset growth rate with organic capital and low cost core deposit generation to maintain strong capital and liquidity ratios;

•
Re-mix cash flows into better yielding risk adjusted earning assets and reduce funding costs relative to our peer group. Transition from a thrift deposit base to a commercial bank deposit base with more DDA and low cost core deposits;

•
Build high quality, profitable loan portfolios using primarily organic growth and also purchase strategies, while also continuing to maintain and improve efficiencies in our secondary mortgage banking business;

•	Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of its financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products to grow revenues while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings and grow tangible book value; and

•	Maintain a rigorous risk identification and management process.
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
Regulatory Considerations
The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

Critical Accounting Estimates
The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the financial statements are presented fairly and in accordance with GAAP.
Management believes that the most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivative instruments and hedging activities, goodwill, and income taxes. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2015 Annual Report on Form 10-K. A brief description of the Company’s current policies involving significant judgment follows:

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
Management has determined that the allowance for loan losses by portfolio segment, which consists of residential real estate for loans collateralized by owner-occupied residential real estate, commercial real estate, construction, commercial business, and other consumer loans. Management further segregates these portfolios between loans which are accounted for under the amortized cost method (referred to as “covered” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of credit losses, resulting in no carryover of the related allowance for loan losses. An allowance for loan losses on acquired loans is only established to the extent that there is deterioration in loan quality exceeding the original estimates of credit loss established upon acquisition.
Although management believes it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.
Other-than-Temporary Impairment of Securities
The Company maintains a securities portfolio that is classified into two major categories: available for sale and held to maturity. Securities available-for-sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of purchase.
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. During the three months ended March 31, 2016, the Company did not experience any losses which were deemed to be other-than-temporary.
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
At March 31, 2016, derivative assets and liabilities were $25.3 million and $37.6 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at March 31, 2016 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The following is a reconciliation of Non-GAAP financial measures by major category for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	2016	2015
	(In thousands)
Net income (GAAP)	$11,894	$13,025
Adjustments:
Net interest income:
Accretion of loan mark	(1,094)	(1,871)
Accretion of deposit mark	359	1,079
Accretion of borrowings mark	447	482
Net adjustment to net interest income	(1,900)	(3,432)
Non-interest income:
Net gain on sales of securities	(1,452)	(338)
Net adjustment to non-interest income	(1,452)	(338)
Non-interest expense:
Core deposit intangible amortization expense	(433)	(481)
Amortization of fixed assets fair value mark	(6)	(5)
FHLB prepayment penalties	(1,454)	—
Net adjustment to non-interest expense	(1,893)	(486)
Total adjustments	(1,459)	(3,284)
Income tax expense adjustment	511	1,152
Operating net income (Non-GAAP)	$10,946	$10,893

The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the periods indicated:

	Three Months Ended March 31, 2016
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$4,657,058	$45,978	3.96%	$(577)	$1,094	0.09%	$4,657,635	$44,884	3.87%
Total interest-earning assets	5,849,517	55,190	3.79	(577)	1,094	0.08	5,850,094	54,096	3.71
Time deposits	1,747,654	4,409	1.01	2,112	(358)	(0.09)	1,745,542	4,767	1.10
Federal Home Loan Bank advances	956,819	2,481	1.04	3,285	(462)	(0.20)	953,534	2,943	1.24
Other borrowings	150,387	1,425	3.81	(1,767)	14	0.08	152,154	1,411	3.73
Total interest-bearing liabilities	4,927,217	10,172	0.83	3,630	(806)	(0.07)	4,923,587	10,978	0.90

Tax-equivalent net interest margin			3.09%						2.95%

	Three Months Ended March 31, 2015
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$3,907,655	$40,527	4.15%	$(16,940)	$1,871	0.17%	$3,924,595	$38,656	3.98%
Total interest-earning assets	5,084,717	49,450	3.92	(16,940)	1,871	0.16	5,101,657	47,579	3.76
Time deposits	1,543,727	3,127	0.82	5,012	(1,079)	(0.29)	1,538,715	4,206	1.11
Federal Home Loan Bank advances	590,409	822	0.56	5,212	(490)	(0.35)	585,197	1,312	0.91
Other borrowings	179,087	1,390	3.15	(1,810)	8	0.06	180,897	1,382	3.09
Total interest-bearing liabilities	4,258,496	6,952	0.66	8,414	(1,561)	(0.15)	4,250,082	8,513	0.81

Tax-equivalent net interest margin			3.37%						3.08%

Executive Overview
Net income for the three months ended March 31, 2016 was $11.9 million, or $0.24 per diluted share, compared to net income of $13.0 million, or $0.26 per diluted share, for the same period in 2015. Operating net income for the three months ended March 31, 2016 was $10.9 million (Non-GAAP), adjusted for $1.9 million (pre-tax) of merger-related and FHLBB prepayment penalties in non-interest expense, $1.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the Merger, and $1.5 million (pre-tax) net gains on sales of securities. Operating net income for the three months ended March 31, 2015 was $10.9 million (Non-GAAP), adjusted for $486,000 (pre-tax) of expenses related to the Merger, $3.4 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $338,000 (pre-tax) net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more accurate picture of the results for the period and will benefit investors in their understanding of the Company.
Net interest income increased $2.1 million for the three months ended March 31, 2016, compared to the same period in 2015 due to balance sheet growth which was mostly comprised of strong loan originations and loan portfolio purchases. The Company intends to continue to increase the level of owner-occupied commercial real estate while decreasing the level of investor-owner commercial real estate to generate more favorable risk-adjusted returns and enhance the net interest margin in a flat interest rate environment. Interest income on dividends and loans increased $5.3 million, partially offset by an increase in interest expense of $3.2 million compared to the same period in 2015. The Company’s tax-equivalent net interest margin for the three months ended March 31, 2016 was 3.09%, a decrease of 28 basis points over the same period in the prior year. Excluding the $1.9 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the Merger, operating net interest margin for the three months ended March 31, 2016 was 2.95%. The general year-over-year trends impacting the margin include decreased yields on loans due to the low interest rate environment, partially offset by slightly higher yields on securities due to an increase in investment grade collateralized loan obligations. Additionally, the Company implemented an optimization of our investment portfolio whereby investments with longer durations were added to increase income for the remainder of the year as well as reducing higher-cost borrowings.
Non-interest income decreased $108,000 to $6.7 million for the three months ended March 31, 2016 compared to $6.8 million for the same period in 2015. Income from mortgage banking activities decreased $1.5 million inclusive of gains on sale of loans, for the three months ended March 31, 2016, compared to the same period in 2015, mainly due to a decrease in the MSR valuation. This decrease was partially offset by increases in service charges and fees of $763,000 and increases in gains on sales of investment securities of $1.1 million for three months ended March 31, 2016 compared to the same period in 2015.
Non-interest expense increased $3.1 million for the three months ended March 31, 2016 compared to the same period in 2015. The largest increases in non-interest expense were in FHLBB prepayment penalties and salaries and employee benefits in which increased $1.4 million and $1.2 million, respectively. FHLBB prepayment penalties increased as a result of the investment portfolio optimization strategy which allowed the Company to pay off higher costing FHLBB advances. Salaries and employee benefits increased due to increased number of employees period-over-period. In April 2016, the Company implemented an organizational restructure to centralize operational responsibilities throughout the Company which will enhance the service level to customers. These changes will result in approximately $3.0 million of pre-tax cost savings annually and $1.5 million of pre-tax restructuring charges to occur in the quarter ending June 30, 2016. The increases in FHLBB prepayment penalties and salaries and employee benefits was partially offset by decreases in occupancy and equipment of $558,000 due to fewer branches in our network. The Company strategically closed five branches in May of 2015.
The asset quality of our loan portfolio has remained strong. The allowance for loan losses to total loans ratio was 0.76% and 0.73%, the allowance for loan losses to non-performing loans ratio was 97.45% and 89.64%, and the ratio of non-performing loans to total loans was 0.78% and 0.82% at March 31, 2016 and December 31, 2015, respectively. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. A provision for loan losses of $2.7 million was recorded for the three months ended March 31, 2016, compared to $1.5 million for the same prior year period, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended March 31,
	2016	2015

Share Data:
Basic net income per share	$0.24	$0.27
Diluted net income per share	0.24	0.26
Dividends declared per share	0.12	0.10
Key Statistics:
Total revenue	$50,129	$48,178
Total expense	33,763	30,657
Key Ratios (annualized):
Return on average assets	0.76%	0.95%
Return on average equity	7.59%	8.63%
Tax-equivalent net interest margin	3.09%	3.37%
Non-interest expense to average assets	2.15%	2.23%
Cost of interest-bearing deposits	0.66%	0.55%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$29,285	$30,631
Troubled debt restructures - non-accruing	7,143	5,034
Total non-performing loans	36,428	35,665
Other real estate owned	659	1,711
Total non-performing assets	$37,087	$37,376
Asset Quality Ratios:
Non-performing loans to total loans	0.78%	0.91%
Non-performing assets to total assets	0.59%	0.68%
Allowance for loan losses to non-performing loans	97.45%	70.93%
Allowance for loan losses to total loans	0.76%	0.65%
Non-GAAP Ratio:
Efficiency ratio (1)	61.98%	60.82%

(1)
The efficiency ratio represents the ratio of non-interest expense before other real estate owned expense and amortization of intangibles, as a percent of net interest income (fully taxable equivalent) and non-interest income, excluding gains from securities transactions, losses on partnerships and other nonrecurring items.

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2016 and 2015. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,207,005	$10,200	3.38%	$1,099,437	$9,696	3.53%
Commercial real estate loans	2,010,589	20,501	4.10	1,677,202	18,954	4.58
Construction loans	171,268	1,876	4.41	179,866	2,357	5.31
Commercial business loans	607,331	6,732	4.46	610,569	6,858	4.56
Home equity loans	432,208	3,712	3.44	335,207	2,623	3.13
Other consumer loans	228,657	2,957	5.17	5,374	39	2.89
Total loans (1)	4,657,058	45,978	3.96	3,907,655	40,527	4.18
Securities	1,134,723	9,139	3.22	1,125,510	8,890	3.16
Other earning assets	57,736	73	0.51	51,552	33	0.26
Total interest-earning assets	5,849,517	55,190	3.79	5,084,717	49,450	3.92
Allowance for loan losses	(35,134)			(25,421)
Non-interest-earning assets	472,379			449,687
Total assets	$6,286,762			$5,508,983
Interest-bearing liabilities:
NOW and money market accounts	$1,553,093	1,783	0.46	$1,411,240	1,531	0.44
Saving deposits (2)	519,264	74	0.06	534,033	82	0.06
Time deposits	1,747,654	4,409	1.01	1,543,727	3,127	0.82
Total interest-bearing deposits	3,820,011	6,266	0.66	3,489,000	4,740	0.55
Advances from the Federal Home Loan Bank	956,819	2,481	1.04	590,409	822	0.56
Other borrowings	150,387	1,425	3.81	179,087	1,390	3.15
Total interest-bearing liabilities	4,927,217	10,172	0.83%	4,258,496	6,952	0.66%
Non-interest-bearing deposits	656,013			578,897
Other liabilities	76,472			67,771
Total liabilities	5,659,702			4,905,164
Stockholders’ equity	627,060			603,819
Total liabilities and stockholders’ equity	$6,286,762			$5,508,983
Net interest-earning assets (3)	$922,300			$826,221
Tax-equivalent net interest income		45,018			42,498
Tax-equivalent net interest rate spread (4)			2.96%			3.26%
Tax-equivalent net interest margin (5)			3.09%			3.37%
Average interest-earning assets to average interest-bearing liabilities			118.72%			119.40%
Less tax-equivalent adjustment		1,616			1,155
		$43,402			$41,343

(1)	Total loans excludes loans held for sale and includes nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2016 compared to March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$7,961	$(2,510)	$5,451
Securities (1)	73	176	249
Other earning assets	4	36	40
Total earning assets	8,038	(2,298)	5,740
Interest expense:
NOW and money market accounts	159	93	252
Savings accounts	(2)	(6)	(8)
Time deposits	448	834	1,282
Total interest-bearing deposits	605	921	1,526
FHLBB advances	693	966	1,659
Other borrowings	(243)	278	35
Total interest-bearing liabilities	1,055	2,165	3,220
Change in tax-equivalent net interest income	$6,983	$(4,463)	$2,520

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015
The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2016 and 2015.
Net Interest Income
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted from growth in interest-earning assets and liabilities, primarily reflecting organic loan growth and portfolio purchases.
For the three months ended March 31, 2016, tax-equivalent net interest income increased $2.5 million from the comparative 2015 period. This was mainly due to the significant increase in average earning assets of $764.8 million and an increase of $668.7 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. In addition, there was a benefit of $1.9 million recognized during the three months ended March 31, 2016 in net interest income related to fair value adjustments as a result of purchase accounting adjustments compared to $3.4 million for the same period in 2015. The increase in interest and dividends of $5.7 million was partially offset by the increase in interest expense of $3.2 million. The net interest margin decreased 28 basis points, the yield on average earnings assets decreased 13 basis points, and the cost of interest-bearing liabilities increased 17 basis points from the same period in 2015.
Excluding the benefit of the purchase accounting adjustments, the net interest margin and the yield on average earning assets would have declined 13 basis points and five basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased nine basis points compared to the three months ended March 31, 2015.
Primarily reflecting loan growth and portfolio purchases, the average balance of total loans for the three months ended March 31, 2016 was $4.66 billion, and had an average yield of 3.96%. On an operating basis, the average yield on total loans was 3.87%

for the three months ended March 31, 2016. The largest increases in the average balances for loans were recorded in commercial real estate loans, residential real estate loans and other consumer loans. For the three months ended March 31, 2016, the average balance of commercial real estate loans totaled $2.01 billion, an increase of $333.4 million from the prior year period. For the three months ended March 31, 2016, residential real estate loans totaled $1.21 billion, an increase of $107.6 million, compared to the same period in 2015. For the three months ended March 31, 2016, the average balance of other consumer loans totaled $228.7 million, an increase of $223.3 million from the prior year period primarily reflecting portfolio purchases that occurred late in the fourth quarter of 2015.
The average balance of investment securities increased $9.2 million, and the average yield earned on these securities increased six basis points for the three months ended March 31, 2016, compared to the same period in 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while also adding diversification to the portfolio holdings of corporate and municipal sleeves. Portfolio activity during the first quarter primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, and the purchases of cash flowing government sponsored pass through and collateralized mortgage-backed obligations.
For the three months ended March 31, 2016 compared to three months ended March 31, 2015, the average balance of total interest-bearing deposits increased $331.0 million, while the average cost increased 11 basis points. FHLBB advances increased $366.4 million while the average cost increased 48 basis points. Average other borrowings decreased $28.7 million while the average cost increased 66 basis points. These changes were primarily due to short-term interest rates being elevated in the quarter, growth in time deposits and the Company’s continued focus to grow low cost deposits. Additionally, the increase in FHLBB advances was to fund new loan growth and loan portfolio purchases.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses (“ALL”) at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in the probable loss related to acquired loans are included in the calculation of the required allowance for loan losses at March 31, 2016.
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
Management recorded a provision for loan losses of $2.7 million for the three months ended March 31, 2016 compared to $1.5 million for the same period of 2015. The primary factors that influenced management’s decision to record these provisions were organic growth during the period, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $56.6 million at March 31, 2016 compared to $56.3 million at December 31, 2015, an increase of $389,000, or 0.7%, reflecting an increase in total troubled debt restructured (“TDR”) loans of $3.3 million, offset by a decrease in nonaccrual loans (excluding nonaccrual TDRs) of $2.9 million. At March 31, 2016, the allowance for loan losses totaled $35.5 million, representing 0.76% of total loans and 97.45% of non-performing loans compared to an allowance for loan losses of $33.9 million, which represented 0.73% of total loans and 89.64% of non-performing loans as of December 31, 2015. As loans move from the those covered by purchase accounting into the covered portfolio, the ALL is anticipated to increase as a percentage of total loans. There is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income
Total non-interest income was $6.7 million for the three months ended March 31, 2016, with non-interest income representing 13.4% of total net revenues. The following is a summary of non-interest income by major category for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$4,594	$3,831	$763	19.9%
Gains on sale of securities, net	1,452	338	1,114	329.6
Income from mortgage banking activities	860	2,371	(1,511)	(63.7)
Bank-owned life insurance income	818	834	(16)	(1.9)
Net loss on limited partnership investments	(936)	(430)	(506)	117.7
Other loss	(61)	(109)	48	44.0
Total non-interest income	$6,727	$6,835	$(108)	(1.6)%
As displayed in the above table, non-interest income decreased $108,000 for the three months ended March 31, 2016 compared to the prior period. The decrease from the prior year period is mainly due to decreases in mortgage banking activities and the Company recording higher impairment charges on its partnership investments, partially offset by increases in gains on sale of securities and increases in services charges and fees.
Service Charges and Fees: Service charges and fees were $4.6 million for the three months ended March 31, 2016, an increase of $763,000 from the comparable 2015 period. The most significant increases were recorded in loan swap fee income, debit card fees and revenue generated by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”).
The increases in loan swap fee income and debit cards fees were a direct result of greater transactional volumes. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. However, we do not anticipate that the loan level hedge program will be as meaningful a contributor to non-interest income in 2016 as it was in 2015. The increased revenue generated by UNFA is due to a shift in strategy in running this business line. The Company has shifted focus to assets under management (AUM) for ongoing revenue versus a transactional approach; the result should be more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The Company expects to see this business line improvement continue throughout the year due to increasing AUM.
Gains (Loss) on Sales of Securities, Net: For the three months ended March 31, 2016, the Company recorded $1.5 million in net gains on security sales compared to $338,000 of net gains in the same period in 2015.
The gains recorded in the three months ended March 31, 2016 are a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve, selling shorter-term securities and adding longer duration investments in the portfolio to optimize income for the remainder of the year as well as reducing higher-cost borrowings. The Company incurred approximately $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Income From Mortgage Banking Activities: The Company recorded a decrease of $1.5 million in income from mortgage banking activities for the three months ended March 31, 2016, compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily driven by (a) less gains on the sales of loans as the Company’s residential mortgage origination volume in the first quarter of 2015 was greater than the origination volume in 2016 due to a higher level of refinance activity in the 2015 period, (b) a decrease in the fair value recognized in net income for mortgage serving rights due to a decline on long-term interest rates and (c) the decrease in value of forward loan sales contracts. These decreases were partially offset by the increases in the Company’s derivative rate lock commitments and loan servicing income resulting from increases in loan sales to the secondary market with servicing retained since the prior year.
BOLI Income: For the three months ended March 31, 2016, the Company recorded BOLI income of $818,000 compared to $834,000 in the same period in 2015, a decrease of $16,000. The decrease for three months ended March 31, 2016 was due to a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
Net loss on limited partnership investments: The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2016, the Company invested an additional $12.7 million in an alternative energy tax credit partnerships.
For the three months ended March 31, 2016, the Company recorded a net loss of $936,000 on limited partnership investments, $391,000 of which is related to tax credit partnerships for alternative energy and $545,000 is related to acquired investments in other partnerships. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.6 million as reflected in the tax provision for the quarter.

Non-interest Expense
Non-interest expense increased $3.1 million for the three months ended March 31, 2016. The major categories driving the change from the prior year period were increases incurred for FHLB prepayment penalties, salaries and employee benefits, service bureau fees and other expenses, partially offset by a decrease in occupancy and equipment expenses.
For the three months ended March 31, 2016 and 2015, annualized non-interest expense represented 2.15% and 2.23% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$17,791	$16,572	$1,219	7.4%
Service bureau fees	2,029	1,820	209	11.5
Occupancy and equipment	3,900	4,458	(558)	(12.5)
Professional fees	881	917	(36)	(3.9)
Marketing and promotions	592	636	(44)	(6.9)
FDIC insurance assessments	939	1,078	(139)	(12.9)
Core deposit intangible amortization	433	481	(48)	(10.0)
FHLB prepayment penalties	1,454	—	1,454	100.0
Other	5,744	4,695	1,049	22.3
Total non-interest expense	$33,763	$30,657	$3,106	10.1%
Salaries and Employee Benefits: Salaries and employee benefits was $17.8 million for the three months ended March 31, 2016, an increase of $1.2 million from the comparable 2015 period.
For the three months ended March 31, 2016, the $1.2 million increase in salaries and benefits was primarily due to (a) an increase in salaries of additional managerial staff as well as the on-boarding of LH-Finance (b) an increase in FICA related to higher salary expenses; (c) an increase in the use of temporary help to maintain compensation expense flexibility while responding to growth requirements; (d) an increase in commissions and incentives reflecting changes in the compensation model for the wealth management group and (e) an increase in restricted stock expense related to implementation of new officers restricted stock plan.
These increases were partially offset by (a) increases in deferred expenses from originating loans, (b) decreases in accruals for expected year-end bonus payments and (c) a decrease in health care costs in the Company’s self-insurance plan.
Service Bureau Fees: Service bureau fees increased $209,000 for the three months ended March 31, 2016, compared to the same period in 2015. The increase was mainly driven by implementation of Europay and MasterCard (“EMV”) chip-enabled credit cards to mitigate potential fraud exposure to the Company’s credit and debit card users, expiration of a service credit from the Company’s core operating system provider and the expenses associated with several enhancement projects.
Occupancy and Equipment: For the three months ended March 31, 2016, occupancy and equipment expense decreased $558,000 to $3.9 million from the same period in the prior year. Occupancy and equipment expense decreased as the Company reported decreased maintenance costs related to snow removal during the three months ended March 31, 2015. In addition, the Company had fewer branches in 2016 compared to the same period in 2015. In May of 2015, the Company strategically closed five branches.
Professional Fees: For the three months ended March 31, 2016, the Company recorded professional fees of $881,000, a decrease of $36,000 from the comparable 2015 period. The decrease is primarily related to higher consultant fees in the three months ended March 31, 2015 as the Company entered into certain consulting contracts and incurred additional expenses for a review of the Company’s compensation plans. The decrease was partially offset by an increase in outsourced internal audit fees and legal fees.
Marketing and Promotions: Marketing and promotion expense was $592,000 and $636,000 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $44,000. The decrease for the three months ended March 31, 2016 was primarily attributable to lower newspaper advertising expenses partially offset by expenses related to a branding campaign in TV and radio.
FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $139,000 to $939,000 for the three months ended March 31, 2016 compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily attributable to a decrease in the assessment rate.

Core Deposit Intangible Amortization: For the three months ended March 31, 2016, core deposit intangible amortization recorded by the Company was $433,000, a decrease of $48,000 compared to the same period in 2015. The Company is amortizing the core deposit intangible, initially recorded at $10.6 million, over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: For the three months ended March 31, 2016, FHLBB prepayment penalties recorded by the Company were $1.5 million. There were no prepayment penalties in the same period in 2015. As part of the Company’s investment portfolio optimization strategy, the Company sold investment securities and recorded gains of $1.5 million and prepaid advances with prepayment penalties amounting to $1.5 million.
Other Expenses: For the three months ended March 31, 2016, other expenses recorded by the Company were $5.7 million, an increase of $1.0 million from the comparable 2015 period. The increase was driven by increases in (a) computer software reflecting multiple efficiency projects; (b) sales and use tax as the Company incurred expenses associated with a sales and use tax audit; and (c) human resources on-boarding expenses related to new hires.
Income Tax Provision
The provision for income taxes was $1.8 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate for three months ended March 31, 2016 and 2015 was 13.0% and 18.6%, respectively. The decrease in the tax expense and the effective tax rate over the prior year is primarily due to additional alternative energy tax credit investments in the first quarter of 2016 and lower pre-tax income as compared to the prior year period. The effective tax rate for March 31, 2016 differs from combined statutory rates as a result of favorable permanent differences for tax-exempt income, BOLI, and investment tax credits, as well as reduced state tax expense due to tax planning strategies that have been implemented.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.32 billion at March 31, 2016 and $6.23 billion at December 31, 2015, an increase of $90.7 million, or 1.5%, primarily due to the increase in net loans of $34.9 million, or 0.8%, an increase in available-for-sale securities of $31.3 million, and an increase in other assets of $30.7 million, which is mainly due to increases in the loan level hedge derivative asset and a new partnership agreement that the Company entered into this quarter. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $4.62 billion, with allowance for loan losses of $35.5 million at March 31, 2016, increased $34.9 million, or 0.8%, when compared to total net loans of $4.59 billion, with allowance for loan losses of $33.9 million at December 31, 2015. The increase in loans is due to both organic loan growth and the purchased loan portfolios. Net loans increased primarily due to growth in owner-occupied commercial real estate loans, commercial business loans, and home equity lines of credit, partially offset by decreases in investor non-owner occupied commercial real estate and other consumer balances. Residential mortgages also declined, reflecting the Company's strategy to reduce on-balance sheet exposure to residential mortgage loans. The Company expects loan growth in 2016 to be in the mid-single-digit range.
Total deposits of $4.53 billion at March 31, 2016 increased $97.0 million, or 2.2%, when compared to total deposits of $4.44 billion at December 31, 2015. The increase in deposits is mainly due to growth in money market deposits, demand accounts and certificates of deposit and is reflective of the Company’s new product specials and a continued focus on building commercial relationships. The Bank’s net loan-to-deposit ratio was 101.9% at March 31, 2016, compared to 103.4% at December 31, 2015.
At March 31, 2016, total equity of $633.3 million increased $7.8 million when compared to total equity of $625.5 million at December 31, 2015. The change in equity for the period ended March 31, 2016 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders. At March 31, 2016, the tangible common equity ratio was 8.24% compared to 8.23% at December 31, 2015.
See Note 9, “Regulatory Matters” in Notes to Unaudited Consolidated Financial Statements contained in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

Securities
The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity, and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$9,929	$10,000	$10,159	$10,089
Government-sponsored residential mortgage-backed securities	202,294	203,554	146,434	145,861
Government-sponsored residential collateralized debt obligations	226,025	229,118	287,515	286,967
Government-sponsored commercial mortgage-backed securities	27,417	27,797	21,144	20,965
Government-sponsored commercial collateralized debt obligations	147,712	150,107	128,617	128,972
Asset-backed securities	161,202	156,782	162,895	159,901
Corporate debt securities	63,333	61,778	62,356	59,960
Obligations of states and political subdivisions	206,811	208,481	201,217	201,115
Total debt securities	1,044,723	1,047,617	1,020,337	1,013,830
Marketable equity securities, by sector:
Banks	39,376	39,605	41,558	42,113
Industrial	109	163	109	143
Mutual funds	2,863	2,934	2,854	2,915
Oil and gas	131	179	132	168
Total marketable equity securities	42,479	42,881	44,653	45,339
Total available-for-sale securities	$1,087,202	$1,090,498	$1,064,990	$1,059,169
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,350	$13,406	$12,360	$13,234
Government-sponsored residential mortgage-backed securities	2,084	2,324	2,205	2,449
Total held to maturity securities	$14,434	$15,730	$14,565	$15,683
During the three months ended March 31, 2016, the available-for-sale securities portfolio increased $31.3 million to $1.09 billion, representing 17.3% of total assets at March 31, 2016, from $1.06 billion and 17.0% of total assets at December 31, 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while also adding diversification to the portfolio holdings of corporate and municipal sleeves. Portfolio activity during the first quarter primarily stemmed from a bond repositioning into longer agency mortgage securities in order to obtain better duration adjusted returns, and the purchases of cash flowing government sponsored pass through and collateralized mortgage-backed obligations.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2016, $1.09 billion, or 98.7% of the portfolio, was classified as available for sale, and $14.4 million of the portfolio was classified as held to maturity.
During the three months ended March 31, 2016, the Company recorded no write-downs for other-than-temporary impairments of its available-for-sale securities. The Company held $331.0 million in securities that are in an unrealized loss position at March 31,

2016; $201.4 million of this total had been in an unrealized loss position for less than twelve months with the remaining $129.5 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
The Company monitors investment exposures continually, performs credit assessments based on market data available at the time of purchase, and performs ongoing credit due diligence for all collateralized loan obligations, corporate exposures, and municipal securities. The Company’s investment portfolio is regularly monitored for performance enhancements and interest rate risk profiles, with dynamic strategies implemented accordingly.
The Company has the ability to use the investment portfolio, as well as interest-rate financial instruments within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 7, “Derivatives and Hedging Activities,” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Lending Activities
The table below displays the balances of the Company’s loan portfolio as of March 31, 2016 and December 31, 2015:
Loan Portfolio Analysis

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$376,511	8.1%	$322,084	7.0%
Investor non-owner occupied	1,648,321	35.4	1,673,248	36.3
Construction	128,007	2.8	129,922	2.8
Total commercial real estate loans	2,152,839	46.3	2,125,254	46.1

Commercial business loans	614,235	13.2	603,332	13.1

Consumer loans:
Residential real estate	1,176,357	25.3	1,179,915	25.6
Home equity	446,515	9.6	431,282	9.3
Residential construction	42,205	0.9	41,084	0.9
Other consumer	217,725	4.7	233,064	5.1
Total consumer loans	1,882,802	40.5	1,885,345	40.9

Total loans	4,649,876	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	7,612		7,018
Allowance for loan losses	(35,500)		(33,887)
Loans - net	$4,621,988		$4,587,062
As shown above, gross loans were $4.65 billion, an increase of $35.9 million, or 0.8%, at March 31, 2016 from December 31, 2015.
Total commercial real estate loans represent the largest segment of our loan portfolio at 46.3% of total loans and increased $27.6 million, or 1.3%, to $2.15 billion from December 31, 2015, reflecting increased production from the Company’s expanded commercial banking division. Commercial real estate loans is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”) and to a lesser extent commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of March 31, 2016, comprising of 35.4% of total loans and OOCRE represents 8.1% of the portfolio. The Company plans to continue to increase the level of OOCRE while decreasing the level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $128.0 million at March 31, 2016, approximately $46.0 million of which is residential use and $82.0 million is commercial use, compared to total commercial real estate construction loans of $129.9 million at December 31, 2015, $44.5 million of which was residential use and $85.4 million was commercial use.
Commercial business loans increased to $614.2 million at March 31, 2016 from $603.3 million at December 31, 2015. This category includes production from the Shared National Credit program. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate continue to represent a major segment of the Company’s loan portfolio as of March 31, 2016, comprising 25.3% of total loans. The decrease of $3.6 million from December 31, 2015 reflects the Company’s strategy to reduce the level of residential mortgages on the balance sheet. The Company had originations of both adjustable and fixed rate mortgages of $124.1 million during the first three months of the year, reflecting both refinancing activity and loans for new home purchases. The Company opportunistically sells a majority of its originated fixed rate residential real estate loans with terms of 15 to 30 years.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $42.2 million at March 31, 2016 compared to $41.1 million at December 31, 2015.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. At March 31, 2016 the home equity portfolio totaled $446.5 million compared to $431.3 million at December 31, 2015. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. In December 2015 and March 2016, the Company purchased HELOC portfolios totaling $100.4 million and $24.6 million, respectively. The total balance of the HELOC purchased portfolios outstanding at December 31, 2015 and March 31, 2016 was $98.6 million and $116.5 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company plans to continue purchasing HELOCs throughout 2016.
Other consumer loans totaled $217.7 million, or 4.7%, of our total loan portfolio at March 31, 2016. Other consumer loans generally consist of loans on retail boats, HUD Title I loans, new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios consisting of marine retail loans and Title 1 home improvement loans. Total loans purchased were $229.2 million. At March 31, 2016 and December 31, 2015, $209.8 million and $224.8 million was outstanding, respectively. The marine retail loans are based on premium brands and the borrowers are financially strong. The Title I home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to increase the level of consumer loans throughout 2016, given these loan types have favorable rate characteristics that will positively impact the net interest margin.
The Company has employed specific parameters taking into account: geographical considerations; exposure hold levels; qualifying financial partners; and most importantly sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.
Asset Quality
The Company’s lending strategy focuses on direct relationship lending within its primary market area as the quality of assets underwritten is an important factor in the successful operation of a financial institution. Non-performing assets, loan delinquency and credit loss levels are considered to be key measures of asset quality. Management strives to maintain asset quality through its underwriting standards, servicing of loans and management of non-performing assets since asset quality is a key factor in the determination of the level of the allowance for loan losses (“ALL”). See Note 4, “Loans Receivable and Allowance for Loan Losses” contained elsewhere in this report for further information concerning the Allowance for Loan Losses.

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At March 31, 2016	At December 31, 2015
Non-performing loans as a percentage of total loans	0.78%	0.82%
Non-performing assets as a percentage of total assets	0.59%	0.62%
Net charge-offs as a percentage of average loans (1)	0.09%	0.10%
Allowance for loan losses as a percentage of total loans	0.76%	0.73%
Allowance for loan losses to non-performing loans	97.45%	89.64%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2016 and December 31, 2015, loans totaling $1.2 million and $307,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At December 31, 2015, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.
The following table details non-performing assets for the periods presented:

	At March 31, 2016		At December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$11,725	30.4%	$11,193	29.0%
Home equity	3,036	7.9	2,786	7.2
Investor-owned commercial real estate	5,297	13.7	8,565	22.2
Owner-occupied commercial real estate	3,115	8.1	2,939	7.6
Construction	2,114	5.5	2,808	7.3
Commercial business	3,979	10.3	3,898	10.1
Other consumer loans	19	—	2	—
Total non-accrual loans, excluding troubled debt restructured loans	29,285	75.9%	32,191	83.4%
Troubled debt restructurings - non-accruing	7,143	19.3	5,611	14.6
Total non-performing loans	36,428	98.2	37,802	98.0
Other real estate owned	659	1.8	755	2.0
Total non-performing assets	$37,087	100.0%	$38,557	100.0%
As displayed in the table above, non-performing assets at March 31, 2016 decreased to $37.1 million compared to $38.6 million at December 31, 2015.
Non-accruing TDR loans increased by $1.5 million since December 31, 2015, primarily due to an increase of $472,000 for residential real estate and home equity TDR loans, an increase in commercial real estate TDR loans of $789,000 and an increase in commercial business TDRs of $271,000. The increase in the residential real estate and home equity category reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments combined with a decline in home values related to these loans, is a driver of this increase. There has also been a slight shift from accrual to non-accrual status in residential real estate TDR loans.

Residential real estate non-accrual loans increased $532,000 to $11.7 million at March 31, 2016. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Home equity non-accrual loans increased $250,000 to $3.0 million at March 31, 2016.
Commercial real estate non-accrual loans decreased $3.1 million and commercial business non-accrual loans increased $81,000. The increase in non-accruing commercial business and commercial real estate TDR’s is the result of several larger loans which were restructured during the period. The majority of the increase during the quarter was due to an increase in accruing business loans restructured during the quarter, in which the borrower exhibited financial difficulties and the loans were designated as TDR’s.
Non-accrual construction loans decreased $694,000, primarily reflecting 13 commercial relationships totaling $2.1 million, of which all relates to construction for residential subdivisions. At December 31, 2015 nonaccrual construction loans consisted of 14 commercial relationships and totaled $2.8 million.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of two loans restructured during the three months ended March 31, 2016.
The following table provides detail of TDR balances for the periods presented:

	At March 31, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$20,216	$18,453
Non-accrual status	7,143	5,611
Total recorded investment	$27,359	$24,064

Accruing TDRs performing under modified terms for more than one year	$7,760	$5,821
TDR allocated reserves included in the balance of allowance for loan losses	303	223
Additional funds committed to borrowers in TDR status	14	513

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
TDRs, beginning of period	$24,064	$15,807
New TDR status	2,871	275
Paydowns/draws on existing TDRs, net	430	(169)
Charge-offs post modification	(6)	—
TDRs, end of period	$27,359	$15,913
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2016, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $35.5 million, or 0.76%, of total loans at March 31, 2016 as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2016 increased $31,000 to $825,000 compared to December 31, 2015. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2016 and 2015.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2016, the reserve for unfunded credit commitments was $1.3 million compared to a reserve for unfunded credit commitments of $1.2 million at December 31, 2015.
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
The following table presents deposits by category as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Demand deposits	$693,144	$672,008
NOW accounts	349,058	347,153
Regular savings and club accounts	522,353	508,377
Money market and investment savings	1,200,957	1,182,422
Total core deposits	2,765,512	2,709,960
Time deposits	1,768,533	1,727,111
Total deposits	$4,534,045	$4,437,071
Deposits totaled $4.53 billion at March 31, 2016, up $97.0 million compared to December 31, 2015. Core deposits increased $55.6 million, or 2.0%, from year end reflecting the promotion of retail and commercial money market products offered in a select market area.
Time deposits included brokered certificate of deposits of $347.3 million and $392.0 million at March 31, 2016 and December 31, 2015, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.42 billion at March 31, 2016.
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
The following table presents borrowings by category as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
FHLBB advances (1)	$926,175	$949,003
Subordinated debt (2)	79,544	79,489
Wholesale repurchase agreements	45,000	45,000
Customer repurchase agreements	17,843	19,278
Other	4,472	6,250
Total borrowings	$1,073,034	$1,099,020
(1)FHLBB advances include $3.0 million and $3.5 million of purchase accounting discounts at March 31, 2016 and December 31, 2015, respectively.

(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.1 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $1.1 million at both March 31, 2016 and December 31, 2015.
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
Total FHLBB advances decreased $22.4 million to $923.1 million at March 31, 2016, exclusive of the purchase accounting mark adjustment on the advances, compared to $945.5 million at December 31, 2015. This decrease is a result of a portfolio optimization strategy that occurred in February 2016 whereby, in response to a flatter yield curve and lower interest rates, the Company took actions to terminate $36.3 million of FHLBB advances, offsetting the debt extinguishment expense with gains from the sale of securities. At March 31, 2016, $823.1 million of the Company’s $923.1 million outstanding FHLB advances were at fixed coupons ranging from 0.45% to 7.15%, with an average cost of 0.98%. Additionally, the Company has two advances with the FHLBB totaling $75.0 million that are underlying hedge instruments; the interest is based on the three 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.04% per annum.  The advance reprices to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converts to a fixed rate of 1.62% and is callable on a quarterly basis. The average cost of funds including these adjustable advances is 0.93%. FHLBB borrowings represented 14.7% and 15.2% of assets at March 31, 2016 and December 31, 2015, respectively.
Borrowings under reverse purchase agreements totaled $45.0 million as of both March 31, 2016 and December 31, 2015. The outstanding borrowings consisted of three individual agreements with remaining terms of three years or less and a weighted-average cost of 1.67%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $17.8 million and $19.3 million at March 31, 2016 and December 31, 2015, respectively.
Subordinated debentures totaled $79.5 million at both March 31, 2016 and December 31, 2015.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2016, $87.2 million of the Company’s assets were held in cash and cash equivalents compared to $95.2 million at December 31, 2015. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At March 31, 2016, the Company had $923.1 million in advances from the FHLBB and an additional available borrowing limit of $454.1 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $116.3 million at March 31, 2016. Internal policies limit wholesale borrowings to 40% of total assets, or $2.53 billion, at March 31, 2016. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $107.5 million at March 31, 2016. No federal funds purchased were outstanding at March 31, 2016.

The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of March 31, 2016, the Bank had pledged 26 commercial loans, with outstanding balances totaling $170.1 million. Based on the amount of pledged collateral, the Bank had available liquidity of $132.7 million.
At March 31, 2016, the Company had outstanding commitments to originate loans of $317.5 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $772.4 million. At March 31, 2016, time deposits scheduled to mature in less than one year totaled $1.10 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, payment of subordinated note interest, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 18, “Regulatory Matters” in the Company’s 2015 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2016, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	3.48%	(2.49)%
50 basis point decrease in rates	(4.83)%	(6.73)%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the liability-sensitivity of our balance sheet, income is projected to decrease if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2016, income at risk over the next twelve months (i.e., the change in net interest income) increased 3.48% and decreased 4.83% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2016.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained approval for and initiated a third buyback plan on October 15, 2014. Under this plan, the Company was authorized to repurchase up to 2,566,283 shares, or 5% of the outstanding shares at the time the plan was approved and had a remaining authorization to purchase an additional 254,394 shares. On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. In connection with this authorization, the third share repurchase program was suspended and the remaining shares are no longer available for repurchase. There were no purchases of equity securities during the first quarter of 2016 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

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
3.1.1
Amendment to Certificate of Incorporation increasing authorized common stock from 60,000,000 shares to 120,000,000 shares (incorporated herein by reference to Exhibit B in the Definitive Proxy Statement filed on March 23, 2015)

3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 1, 2014)
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference herein to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948))

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

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
Subsidiaries of United Financial Bancorp, Inc. and United Bank (incorporated by reference to Exhibit 21. to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

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
Date: May 6, 2016