Form 10-Q
period 2016-06-30
United Financial Bancorp, Inc.
filed 2016-08-05
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 50,293,122 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and due from banks	$54,792	$47,602
Short-term investments	42,649	47,574
Total cash and cash equivalents	97,441	95,176
Available-for-sale securities - at fair value	1,073,459	1,059,169
Held-to-maturity securities - at amortized cost	14,289	14,565
Loans held for sale	30,558	10,136
Loans receivable (net of allowance for loan losses of $37,961 at June 30, 2016 and $33,887 at December 31, 2015)	4,702,337	4,587,062
Federal Home Loan Bank of Boston stock	55,989	51,196
Accrued interest receivable	16,635	15,740
Deferred tax asset, net	31,395	33,094
Premises and equipment, net	53,021	54,779
Goodwill	115,281	115,281
Core deposit intangible	6,672	7,506
Cash surrender value of bank-owned life insurance	126,733	125,101
Other assets	91,274	59,736
Total assets	$6,415,084	$6,228,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$673,624	$657,718
Interest-bearing	3,781,717	3,779,353
Total deposits	4,455,341	4,437,071
Mortgagors’ and investors’ escrow accounts	14,040	13,526
Advances from the Federal Home Loan Bank	1,099,807	949,003
Other borrowings	122,353	150,017
Accrued expenses and other liabilities	79,350	53,403
Total liabilities	5,770,891	5,603,020

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 and 60,000,000 shares; 50,270,581 and 49,941,428 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively)	523,799	519,587
Additional paid-in capital	10,145	10,722
Unearned compensation - ESOP	(5,808)	(5,922)
Retained earnings	120,949	112,013
Accumulated other comprehensive loss, net of tax	(4,892)	(10,879)
Total stockholders’ equity	644,193	625,521
Total liabilities and stockholders’ equity	$6,415,084	$6,228,541

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$43,556	$41,253	$89,028	$81,780
Securities - taxable interest	4,926	4,771	10,022	10,040
Securities - non-taxable interest	2,051	2,181	4,061	4,273
Securities - dividends	1,021	472	1,944	846
Interest-bearing deposits	67	34	140	67
Total interest and dividend income	51,621	48,711	105,195	97,006
Interest expense:
Deposits	6,382	5,584	12,648	10,324
Borrowed funds	3,743	2,224	7,649	4,436
Total interest expense	10,125	7,808	20,297	14,760
Net interest income	41,496	40,903	84,898	82,246
Provision for loan losses	3,624	4,462	6,312	5,973
Net interest income after provision for loan losses	37,872	36,441	78,586	76,273
Non-interest income:
Service charges and fees	4,359	5,643	8,953	9,474
Gain on sales of securities, net	367	360	1,819	698
Income from mortgage banking activities	2,331	2,990	3,191	5,361
Bank-owned life insurance income	814	830	1,632	1,664
Net loss on limited partnership investments	(1,504)	(916)	(2,440)	(1,346)
Other income	165	464	104	355
Total non-interest income	6,532	9,371	13,259	16,206
Non-interest expense:
Salaries and employee benefits	20,013	16,595	37,804	33,167
Service bureau fees	2,230	1,466	4,259	3,286
Occupancy and equipment	3,850	3,799	7,750	8,257
Professional fees	887	782	1,768	1,699
Marketing and promotions	1,023	620	1,615	1,256
FDIC insurance assessments	1,042	823	1,981	1,901
Core deposit intangible amortization	401	449	834	930
FHLB prepayment penalties	—	—	1,454	—
Other	5,235	5,823	10,979	10,518
Total non-interest expense	34,681	30,357	68,444	61,014
Income before income taxes	9,723	15,455	23,401	31,465
Provision for income taxes	665	2,123	2,449	5,108
Net income	$9,058	$13,332	$20,952	$26,357

Net income per share:
Basic	$0.18	$0.27	$0.42	$0.54
Diluted	$0.18	$0.27	$0.42	$0.53
Weighted-average shares outstanding:
Basic	49,623,472	48,837,512	49,523,345	48,777,096
Diluted	49,946,639	49,309,189	49,802,679	49,292,910

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$9,058	$13,332	$20,952	$26,357
Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	12,955	(14,052)	23,524	(5,049)
Reclassification adjustment for gains realized in operations (1)	(367)	(360)	(1,819)	(698)
Net unrealized gains (losses)	12,588	(14,412)	21,705	(5,747)
Tax effect - (expense) benefit	(4,524)	5,180	(7,808)	2,062
Net-of-tax amount - securities available for sale	8,064	(9,232)	13,897	(3,685)
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	(3,139)	2,715	(11,436)	(635)
Reclassification adjustment for expense (benefit) realized in operations (2)	(561)	—	(1,180)	12
Net unrealized gains (losses)	(3,700)	2,715	(12,616)	(623)
Tax effect - benefit (expense)	1,333	(978)	4,545	225
Net-of-tax amount - interest rate swaps	(2,367)	1,737	(8,071)	(398)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	3	1	3	3
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	123	190	248	380
Change in losses and prior service costs	126	191	251	383
Tax effect - (expense) benefit	(45)	(64)	(90)	8
Net-of-tax amount - pension and post-retirement plans	81	127	161	391
Total other comprehensive income (loss)	5,778	(7,368)	5,987	(3,692)
Comprehensive income	$14,836	$5,964	$26,939	$22,665

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $132 and $129 for the three months ended June 30, 2016 and 2015, respectively. Income tax expense associated with the reclassification adjustment was $655 and $251 for the six months ended June 30, 2016 and 2015, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2016 and 2015 was $202 and zero, respectively. Income tax expense (benefit) associated with the reclassification adjustment for the six months ended June 30, 2016 and 2015 was $425 and $(4), respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for prior service costs for the three and six months ended June 30, 2016 and 2015 was minimal.

(4)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment of the losses recognized in net periodic benefit cost for the three months ended June 30, 2016 and 2015 was $44 and $69, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in net periodic benefit cost for the six months ended June 30, 2016 and 2015 was $89 and $137, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	20,952	5,987	26,939
Stock-based compensation expense	—	—	1,023	—	—	—	1,023
ESOP shares released or committed to be released	—	—	26	114	—	—	140
Shares issued for stock options exercised and SARs	296,525	3,752	(1,224)	—	—	—	2,528
Shares issued for restricted stock grants	39,328	460	(460)	—	—	—	—
Cancellation of shares for tax withholding	(6,700)	—	(48)	—	—	—	(48)
Tax benefit from stock-based awards	—	—	106	—	—	—	106
Dividends paid ($0.24 per common share)	—	—	—	—	(12,016)	—	(12,016)
Balance at June 30, 2016	50,270,581	$523,799	$10,145	$(5,808)	$120,949	$(4,892)	$644,193

Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	$602,408
Comprehensive income	—	—	—	—	26,357	(3,692)	22,665
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	(5,171)
Stock-based compensation expense	—	—	526	—	—	—	526
ESOP shares released or committed to be released	—	—	33	114	—	—	147
Shares issued for stock options exercised and SARs	324,908	4,325	(1,980)	—	—	—	2,345
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—
Cancellation of shares for tax withholding	(17,567)	(184)	(61)	—	—	—	(245)
Tax benefit from stock-based awards	—	—	182	—	—	—	182
Dividends paid ($0.22 per common share)	—	—	—	—	(10,862)	—	(10,862)
Balance at June 30, 2015	49,494,671	$513,499	$14,367	$(6,036)	$100,347	$(10,182)	$611,995

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$20,952	$26,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	2,756	2,618
Accretion of intangible assets and purchase accounting marks	(1,015)	(6,004)
Amortization of subordinated debt issuance costs	63	63
Stock-based compensation expense	1,023	526
ESOP expense	140	147
Loss on extinguishment of debt	1,454	—
Tax benefit from stock-based awards	(106)	(182)
Provision for loan losses	6,312	5,973
Gain on sales of securities, net	(1,819)	(698)
Loans originated for sale	(203,547)	(181,985)
Principal balance of loans sold	183,125	167,549
(Increase) decrease in mortgage servicing asset	485	(1,265)
Gain on sales of other real estate owned	(134)	(168)
Net change in mortgage banking fair value adjustments	(756)	(5,361)
(Gain) loss on disposal of equipment	(16)	168
Write-downs of other real estate owned	4	118
Depreciation and amortization	2,705	2,643
Net loss on limited partnership investments	2,440	1,346
Deferred income tax (benefit) expense	(1,654)	4,306
Increase in cash surrender value of bank-owned life insurance	(1,632)	(1,664)
Net change in:
Deferred loan fees and premiums	(2,385)	(1,553)
Accrued interest receivable	(895)	(565)
Other assets	(47,356)	(7,611)
Accrued expenses and other liabilities	26,345	(1,182)
Net cash provided by (used in) operating activities	(13,511)	3,576
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	201,636	143,198
Proceeds from calls and maturities of available-for-sale securities	7,328	16,155
Principal payments on available-for-sale securities	38,946	48,134
Principal payments on held-to-maturity securities	261	361
Purchases of available-for-sale securities	(241,196)	(222,664)
Purchase of FHLBB stock	(4,793)	(5,111)
Proceeds from sale of other real estate owned	1,236	2,205
Purchases of loans	(64,727)	(5,448)
Loan originations, net of principal repayments	(54,536)	(166,817)
Purchases of premises and equipment	(963)	(3,026)
Proceeds from sale of equipment	1	192
Net cash used in investing activities	(116,807)	(192,821)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	15,906	7,920
Net increase in interest-bearing deposits	3,081	140,944
Net increase in mortgagors’ and investors’ escrow accounts	514	2,164
Net increase in short-term FHLBB advances	100,000	33,000
Repayments of long-term FHLBB advances	(5,276)	(4,646)
Prepayments of long-term FHLBB borrowings and penalty	(37,796)	—
Proceeds from long-term FHLBB advances	93,342	65,000
Net change in other borrowings	(27,758)	(43,813)
Proceeds from exercise of stock options and SARs	2,528	2,345
Common stock repurchased	—	(5,171)
Cancellation of shares for tax withholding	(48)	(245)
Tax benefit from stock-based awards	106	182
Cash dividend paid on common stock	(12,016)	(10,862)
Net cash provided by financing activities	132,583	186,818
Net increase (decrease) in cash and cash equivalents	2,265	(2,427)
Cash and cash equivalents, beginning of period	95,176	86,952
Cash and cash equivalents, end of period	$97,441	$84,525

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$21,681	$17,704
Income taxes, net	2,300	(7,259)
Transfer of loans to other real estate owned	1,074	254
Decrease in due to broker, investment purchases	—	(1,105)
Decrease in due to broker, common stock buyback	—	(523)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the realizability of deferred tax assets, the evaluation of securities for other-than-temporary impairment, the valuation of derivative instruments and hedging activities, and goodwill impairment valuations.

Note 2.	Recent Accounting Pronouncements
Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are US Securities and Exchange Commission filers, such as the Company, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU is expected to have a significant impact on the

Company’s allowance for loan losses, however, no assessment of the potential impact has been determined. Efforts are in process to quantify and prepare for the ASU’s effective date.
Compensation
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including; accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; statutory tax withholding requirements; classification of awards as either equity or liabilities and; classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU is not expected to have a significant impact on the Company’s Financial Statements.
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
Leases
In February 2016, the FASB issued ASU No.  2016-02 Leases (Topic 842). This ASU consists of three sections: Section A- Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions. This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a whole-sale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e. calendar periods beginning on January 1, 2019), and interim periods therein. For all other entities, the ASU will be effective for annual periods beginning after December 15, 2019 (i.e. calendar periods beginning on January 1, 2020), and interim periods thereafter. Early adoption will be permitted for all entities. This ASU is not expected to have a significant impact on the Company’s financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, at fair value through net income. This new requirement does not apply to investments that qualify for the equity method of accounting or to those that result in consolidation of these investments. The ASU supersedes current guidance and no longer requires equity securities with readily determinable fair value to be classified into categories (i.e. trading or available for sale).  The ASU clarifies that when identifying observable price changes, an entity should consider relevant transactions “that are known or can reasonably be known“ and that an entity is not required to spend undue cost and effort to identify such transactions. The ASU also indicates that an entity should consider a security’s rights and obligations, such as voting rights, distribution rights and preferences, and conversion features, when evaluating whether the security issued by the same issuer is similar to the equity security held by the entity. The ASU further provides for the elimination of disclosure requirements related to financial instruments measured at amortized cost. For public business entities, the new standard will require disclosure of fair value using the exit price notion for all financial instruments measured at amortized cost.  Pursuant to the ASU, recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all entities, the ASU permits early adoption of the instrument-specific credit risk provision. Additionally, for non-public entities, it permits early adoption of the exemption provisions related to disclosure of fair value information about financial instruments measured at amortized cost.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at June 30, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$4,937	$62	$—	$4,999
Government-sponsored residential mortgage-backed securities	170,393	3,200	—	173,593
Government-sponsored residential collateralized debt obligations	210,889	4,014	(18)	214,885
Government-sponsored commercial mortgage-backed securities	27,263	768	—	28,031
Government-sponsored commercial collateralized debt obligations	174,089	3,275	—	177,364
Asset-backed securities	159,702	477	(2,814)	157,365
Corporate debt securities	59,906	1,503	(1,625)	59,784
Obligations of states and political subdivisions	207,999	6,546	(919)	213,626
Total debt securities	1,015,178	19,845	(5,376)	1,029,647
Marketable equity securities, by sector:
Banks	39,286	1,482	(260)	40,508
Industrial	109	47	—	156
Mutual funds	2,871	81	(2)	2,950
Oil and gas	131	67	—	198
Total marketable equity securities	42,397	1,677	(262)	43,812
Total available-for-sale securities	$1,057,575	$21,522	$(5,638)	$1,073,459
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,340	$1,273	$(5)	$13,608
Government-sponsored residential mortgage-backed securities	1,949	232	—	2,181
Total held-to-maturity securities	$14,289	$1,505	$(5)	$15,789

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At June 30, 2016, the net unrealized gain on securities available for sale of $15.9 million, net of an income tax expense of $5.7 million, or $10.2 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition. The amortized cost and fair value of debt securities at June 30, 2016 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$301	$302	$—	$—
After 1 year through 5 years	16,571	16,910	1,187	1,221
After 5 years through 10 years	54,687	55,604	—	—
After 10 years	201,283	205,593	11,153	12,387
	272,842	278,409	12,340	13,608
Government-sponsored residential mortgage-backed securities	170,393	173,593	1,949	2,181
Government-sponsored residential collateralized debt obligations	210,889	214,885	—	—
Government-sponsored commercial mortgage-backed securities	27,263	28,031	—	—
Government-sponsored commercial collateralized debt obligations	174,089	177,364	—	—
Asset-backed securities	159,702	157,365	—	—
Total debt securities	$1,015,178	$1,029,647	$14,289	$15,789
At June 30, 2016, the Company had 121 securities with a fair value of $550.9 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2015, the Company had 114 securities with a fair value of $446.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended June 30, 2016 and 2015, gross gains of $630,000 and $604,000 were realized on the sales of available-for-sale securities for both periods, respectively. There were gross losses of $263,000 and $244,000 realized on the sale of available-for-sale securities for the three months ended June 30, 2016 and 2015, respectively. For both the six months ended June 30, 2016 and 2015, gross gains of $2.3 million were realized on the sales of available-for-sale securities. There were gross losses of $466,000 and $1.6 million realized on the sale of available-for-sale securities for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of June 30, 2016, the fair value of the obligations of states and political subdivisions portfolio was $227.2 million, with no significant geographic or issuer exposure concentrations. Of the total revenue and general obligations of $227.2 million, $105.1 million were representative of general obligation bonds for which $82.5 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.
The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2016
Available for sale:
Debt Securities:
Government-sponsored residential collateralized debt obligations	$4,021	$(15)	$6,967	$(3)	$10,988	$(18)
Asset-backed securities	40,280	(302)	62,770	(2,512)	103,050	(2,814)
Corporate debt securities	3,474	(9)	3,140	(1,616)	6,614	(1,625)
Obligations of states and political subdivisions	7,913	(86)	49,002	(833)	56,915	(919)
Total debt securities	55,688	(412)	121,879	(4,964)	177,567	(5,376)
Marketable equity securities	12,648	(142)	6,194	(120)	18,842	(262)
Total available-for-sale securities	$68,336	$(554)	$128,073	$(5,084)	$196,409	$(5,638)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	1,104	(5)	—	—	1,104	(5)
Total held to maturity securities	$1,104	$(5)	$—	$—	$1,104	$(5)

December 31, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,867	$(66)	$4,977	$(17)	$9,844	$(83)
Government-sponsored residential mortgage-backed securities	107,142	(1,183)	7,195	(121)	114,337	(1,304)
Government-sponsored residential collateralized debt obligations	152,278	(1,357)	3,506	(46)	155,784	(1,403)
Government-sponsored commercial mortgage-backed securities	16,207	(200)	—	—	16,207	(200)
Government-sponsored commercial collateralized debt obligations	38,151	(221)	3,496	(50)	41,647	(271)
Asset-backed securities	93,723	(1,233)	49,462	(1,804)	143,185	(3,037)
Corporate debt securities	42,102	(797)	6,720	(1,690)	48,822	(2,487)
Obligations of states and political subdivisions	47,878	(946)	42,685	(717)	90,563	(1,663)
Total debt securities	502,348	(6,003)	118,041	(4,445)	620,389	(10,448)
Marketable equity securities	18,449	(287)	6,176	(261)	24,625	(548)
Total available-for-sale securities	$520,797	$(6,290)	$124,217	$(4,706)	$645,014	$(10,996)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	1,104	(10)	—	—	1,104	(10)
Total held to maturity securities	$1,104	$(10)	$—	$—	$1,104	$(10)

Of the securities summarized above as of June 30, 2016, 26 issues had unrealized losses equaling 0.8% of the amortized cost basis for less than twelve months and 79 issues had an unrealized loss of 3.8% of the amortized cost basis for twelve months or more. There was one unrealized loss of $5,000 on a debt security held to maturity at June 30, 2016. As of December 31, 2015, 146 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 96 issues had unrealized losses equaling 3.7% of the amortized cost basis for twelve months or more.
Management believes that no individual unrealized loss as of June 30, 2016 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2016.
Government-sponsored residential collateralized debt obligations. The unrealized losses on the Company’s government-sponsored residential collateralized debt obligations were caused by the continued pickup of prepayment speeds given the overall drop in the government curve over the period, which encouraged further refinancing. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities relative to the time of purchase. The majority of these securities have resetting coupons that adjust on a quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to a shift in the spreads on the shorter end relative to the spreads on the bonds at the time of purchase.
Marketable equity securities. The unrealized loss on marketable equity securities largely pertains to widening credit spreads for certain trust preferred and preferred equity investments (similar to the corporate debt investments mentioned above) that resulted in a negative impact to the respective securities’ pricing, relative to the time of purchase.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$384,324	8.1%	$322,084	7.0%
Investor non-owner occupied	1,675,821	35.4	1,673,248	36.3
Construction	107,302	2.3	129,922	2.8
Total commercial real estate loans	2,167,447	45.8	2,125,254	46.1

Commercial business loans	671,687	14.2	603,332	13.1

Consumer loans:
Residential real estate	1,171,300	24.8	1,179,915	25.6
Home equity	460,058	9.7	431,282	9.3
Residential construction	49,338	1.0	41,084	0.9
Other consumer	211,065	4.5	233,064	5.0
Total consumer loans	1,891,761	40.0	1,885,345	40.8

Total loans	4,730,895	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	9,403		7,018
Allowance for loan losses	(37,961)		(33,887)
Loans - net	$4,702,337		$4,587,062
Purchased Credit Impaired Loans
Purchased credit impaired loans (“PCI”) are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At June 30, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $4.6 million and the aggregate outstanding principal balance was $8.9 million.
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$(239)	$(708)	$(413)	$(1,587)
Accretion	—	78	—	177
Reclassification to nonaccretable balance	58	60	232	840
Paid off	63	—	63	—
Balance at end of period	$(118)	$(570)	$(118)	$(570)
Reclassifications of $232,000 and $840,000 from the accretable balance to the nonaccretable balance occurred during the six months ended June 30, 2016 and 2015, respectively, due to reductions in expected cash flows for the ASC 310-30 loans.
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
At June 30, 2016, the Company had a loan loss allowance of $38.0 million, or 0.80%, of total loans as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
Owner-occupied and investor non-owner occupied commercial real estate (“Owner-occupied CRE” and “Investor CRE”) – Loans in these segments are primarily income-producing properties throughout Connecticut, western Massachusetts, and other select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.
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
The following table presents the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
June 30, 2016
Loans rated 1-5	$355,091	$1,624,871	$153,661	$639,863	$1,153,534	$455,108	$209,555
Loans rated 6	7,831	19,744	254	6,212	1,306	24	—
Loans rated 7	21,402	31,206	2,725	25,612	16,460	4,925	1,510
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	1	—
	$384,324	$1,675,821	$156,640	$671,687	$1,171,300	$460,058	$211,065

December 31, 2015
Loans rated 1-5	$298,509	$1,610,582	$156,607	$568,248	$1,162,393	$426,702	$233,054
Loans rated 6	10,074	38,448	10,860	8,382	1,355	24	—
Loans rated 7	13,501	24,218	3,539	26,655	16,167	4,553	10
Loans rated 8	—	—	—	47	—	—	—
Loans rated 9	—	—	—	—	—	3	—
	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064

Activity in the allowance for loan losses for the periods ended June 30, 2016 and 2015 were as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2016
Balance, beginning of period	$2,841	$13,257	$1,838	$6,374	$7,773	$2,413	$179	$825	$35,500
Provision for loan losses	426	569	176	647	471	270	881	184	3,624
Loans charged off	(56)	(254)	—	(335)	(337)	(166)	(417)	—	(1,565)
Recoveries of loans previously charged off	56	74	—	208	—	15	49	—	402
Balance, end of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961

Three Months Ended June 30, 2015
Balance, beginning of period	$1,296	$8,823	$1,463	$4,891	$6,247	$1,942	$34	$601	$25,297
Provision (credit) for loan losses	203	1,750	562	876	836	257	129	(151)	4,462
Loans charged off	—	(114)	(62)	(730)	(180)	(147)	(83)	—	(1,316)
Recoveries of loans previously charged off	—	—	—	297	92	—	24	—	413
Balance, end of period	$1,499	$10,459	$1,963	$5,334	$6,995	$2,052	$104	$450	$28,856

Six Months Ended June 30, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,175	1,505	119	1,287	570	447	994	215	6,312
Loans charged off	(138)	(796)	—	(556)	(517)	(357)	(539)	—	(2,903)
Recoveries of loans previously charged off	56	78	—	336	53	51	91	—	665
Balance, end of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961

Six Months Ended June 30, 2015
Balance, beginning of period	$1,281	$8,137	$1,470	$5,808	$5,998	$1,929	$75	$111	$24,809
Provision for loan losses	218	2,812	995	(39)	1,240	270	138	339	5,973
Loans charged off	—	(622)	(502)	(953)	(404)	(147)	(169)	—	(2,797)
Recoveries of loans previously charged off	—	132	—	518	161	—	60	—	871
Balance, end of period	$1,499	$10,459	$1,963	$5,334	$6,995	$2,052	$104	$450	$28,856

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2016 and December 31, 2015 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$225	$71	$—	$361	$—	$657
Allowance related to loans collectively evaluated and not deemed impaired	3,267	13,646	2,014	6,461	7,836	2,532	331	1,009	37,096
Allowance related to loans acquired with deteriorated credit quality	—	—	—	208	—	—	—	—	208
Total allowance for loan losses	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961

Loans deemed impaired	$4,532	$11,727	$4,162	$14,483	$16,754	$5,456	$1,510	$—	$58,624
Loans not deemed impaired	379,792	1,662,784	152,478	655,893	1,154,546	454,602	207,614	—	4,667,709
Loans acquired with deteriorated credit quality	—	1,310	—	1,311	—	—	1,941	—	4,562
Total loans	$384,324	$1,675,821	$156,640	$671,687	$1,171,300	$460,058	$211,065	$—	$4,730,895

December 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$147	$121	$74	$—	$—	$—	$342
Allowance related to loans collectively evaluated and not deemed impaired	2,174	12,859	1,748	5,531	7,727	2,391	146	794	33,370
Allowance related to loans acquired with deteriorated credit quality	—	—	—	175	—	—	—	—	175
Total allowance for loan losses	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887

Loans deemed impaired	$4,037	$13,923	$4,660	$13,035	$16,036	$4,556	$8	$—	$56,255
Loans not deemed impaired	317,628	1,657,721	166,346	588,982	1,163,879	426,726	230,061	—	4,551,343
Loans acquired with deteriorated credit quality	419	1,604	—	1,315	—	—	2,995	—	6,333
Total loans	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064	$—	$4,613,931
Management has established the allowance for loan loss in accordance with GAAP at June 30, 2016 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2016 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2016 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2016 and December 31, 2015, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
June 30, 2016
Owner-occupied CRE	$1,129	$334	$1,479	$2,942	$—	$3,918
Investor CRE	1,128	1,566	3,784	6,478	—	5,959
Construction	232	938	2,328	3,498	—	2,545
Commercial business loans	4,280	990	2,988	8,258	—	3,327
Residential real estate	47	1,245	6,955	8,247	328	15,377
Home equity	1,526	797	1,800	4,123	—	4,901
Other consumer	658	765	1,596	3,019	—	2,996
Total	$9,000	$6,635	$20,930	$36,565	$328	$39,023

December 31, 2015
Owner-occupied CRE	$900	$191	$1,505	$2,596	$—	$3,055
Investor CRE	3,154	2,498	4,519	10,171	—	8,565
Construction	214	449	2,135	2,798	—	2,808
Commercial business loans	526	266	2,804	3,596	66	4,244
Residential real estate	8,507	2,112	6,936	17,555	238	14,056
Home equity	2,009	646	1,549	4,204	—	5,066
Other consumer	17	3	8	28	3	8
Total	$15,327	$6,165	$19,456	$40,948	$307	$37,802

Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. Additionally, at June 30, 2016 and December 31, 2015, there was a U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$4,534	$5,448	$—	$4,037	$5,370	$—
Investor CRE	11,726	12,542	—	13,923	15,011	—
Construction	4,161	6,129	—	4,442	6,869	—
Commercial business loans	14,016	17,095	—	12,634	14,477	—
Residential real estate	15,490	18,442	—	14,056	16,876	—
Home equity	5,456	6,231	—	5,259	5,953	—
Other consumer	995	1,488	—	8	11	—
Total	56,378	67,375	—	54,359	64,567	—

Impaired loans with a valuation allowance:
Construction	—	—	—	218	218	147
Commercial business loans	467	467	225	401	401	121
Residential real estate	1,264	1,279	71	1,277	1,292	74
Home equity	—	—	—	—	—	—
Other consumer	515	515	361	—	—	—
Total	2,246	2,261	657	1,896	1,911	342
Total impaired loans	$58,624	$69,636	$657	$56,255	$66,478	$342
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$4,358	$77	$4,422	$102
Investor CRE	11,598	160	13,819	143
Construction	4,737	54	3,823	10
Commercial business loans	14,085	221	7,138	231
Residential real estate	16,799	261	14,217	226
Home equity	5,291	55	3,004	20
Other consumer	767	1	29	1
Total	$57,635	$829	$46,452	$733

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$4,251	$241	$5,316	$104
Investor CRE	12,373	107	13,349	437
Construction	4,711	74	3,419	58
Commercial business loans	13,735	337	6,707	311
Residential real estate	16,310	371	13,959	382
Home equity	5,280	85	2,849	40
Other consumer	514	1	35	1
Total	$57,174	$1,216	$45,634	$1,333

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
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$19,601	$18,453
Non-accrual status	6,713	5,611
Total recorded investment in TDRs	$26,314	$24,064

Accruing TDRs performing under modified terms more than one year	$7,931	$5,821
Specific reserves for TDRs included in the balance of allowance for loan losses	$296	$223
Additional funds committed to borrowers in TDR status	$—	$513

Loans restructured as TDRs during the three and six months ended June 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended			Six Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
June 30, 2016
Owner-occupied CRE	—	$—	$—	5	$654	$666
Construction	—	—	—	2	67	67
Commercial business	2	93	82	5	2,584	2,573
Residential real estate	5	549	550	9	943	944
Home equity	1	46	46	9	452	454
Total TDRs	8	$688	$678	30	$4,700	$4,704

June 30, 2015
Investor CRE	2	$791	$791	2	$791	$791
Construction	2	564	564	2	564	564
Commercial business	1	548	548	2	748	748
Residential real estate	13	2,485	2,502	13	2,485	2,502
Home equity	3	92	72	4	167	147
Total TDRs	21	$4,480	$4,477	23	$4,755	$4,752

The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended June 30,
	2016				2015
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$46	$—	$538	$—	$253	$—	$—
Construction	—	—	—	—	564	—	—	—	—
Commercial business	—	—	—	93	548	—	—	—	—
Residential real estate	—	361	188	—	—	901	269	786	529
Home equity	—	—	—	—	—	—	—	28	64
	$—	$361	$234	$93	$1,650	$901	$522	$814	$593

	Six Months Ended June 30,
	2016				2015
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$86	$—	$58	$—	$—	$—	$—	$—
Investor CRE	—	—	—	—	538	—	253	—	—
Construction	23	44	—	—	564	—	—	—	—
Commercial business	2,000	143	348	93	748	—	—	—	—
Residential real estate	—	382	561	—	—	901	269	786	529
Home equity	—	336	116	—	—	—	75	28	64
	$2,533	$991	$1,025	$151	$1,850	$901	$597	$814	$593
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	June 30, 2016		June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Owner-occupied CRE	—	$—	3	$382
Investor CRE	—	—	3	1,731
Commercial business	1	442	—	—
Residential real estate	2	437	3	591
Total	3	$879	9	$2,704
The majority of restructured loans were on accrual status as of June 30, 2016 and December 31, 2015. The financial impact of TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.

Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $962.4 million and $863.7 million as of June 30, 2016 and December 31, 2015, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2016 and December 31, 2015 was determined using pretax internal rates of return ranging from 9.5% to 11.6% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 311 and 183, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and six months ended June 30, 2016, the Company received servicing income in the amount of $437,000 and $877,000 compared to $189,000 and $490,000, for the same period in 2015, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$6,271	$4,921	$7,074	$4,729
Change in fair value recognized in net income	(371)	385	(1,686)	—
Issuances	689	688	1,201	1,265
Fair value of mortgage servicing rights at end of period	$6,589	$5,994	$6,589	$5,994

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2014	$115,240	$9,302
Adjustments	41	—
Amortization expense	—	(1,796)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(834)
Balance at June 30, 2016	$115,281	$6,672

Estimated amortization expense for the years ending December 31,
2016 (remaining six months)		$770
2017		1,411
2018		1,219
2019		1,026
2020		834
2021 and thereafter		1,412
Total remaining		$6,672

On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as “the Merger”. The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $401,000 and $449,000 for the three months ended June 30, 2016 and 2015, respectively, and was $834,000 and $930,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 6.	Borrowings
FHLBB Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2016 and December 31, 2015 are summarized below:

	June 30, 2016		December 31, 2015
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2016	$691,505	0.64%	$637,580	0.60%
2017	163,000	1.36	151,000	1.76
2018	140,295	1.48	120,795	1.54
2019	20,000	1.45	20,000	1.63
2020 and thereafter	82,429	0.67	16,130	2.21
	$1,097,229	0.87%	$945,505	0.95%
The total carrying value of FHLBB advances at June 30, 2016 was $1.1 billion, which includes a remaining fair value adjustment of $2.6 million on acquired advances. At December 31, 2015, the total carrying value of FHLBB advances was $949.0 million, with a remaining fair value adjustment of $3.5 million.
At June 30, 2016, eight advances totaling $93.0 million with interest rates ranging from 0.05% to 4.49%, which are scheduled to mature between 2017 and 2031, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.5 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively.
In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at June 30, 2016 and December 31, 2015. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At June 30, 2016, the Bank could borrow immediately an additional $318.2 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$79,600	$79,489
Wholesale repurchase agreements	20,000	45,000
Customer repurchase agreements	18,339	19,278
Other	4,414	6,250
Total other borrowings	$122,353	$150,017
Subordinated Debentures
At June 30, 2016 and December 31, 2015, the carrying value of the Company’s subordinated debentures totaled $79.6 million and $79.5 million, respectively.

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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.1 million at June 30, 2016. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of June 30, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
June 30, 2016
Repurchase Agreements
U.S. Agency Securities	$18,339	$—	$20,000	$—	$38,339

December 31, 2015
Repurchase Agreements
U.S. Agency Securities	$19,278	$25,000	$20,000	$—	$64,278
As of June 30, 2016 and December 31, 2015, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million and $45.0 million, respectively. The outstanding advances at June 30, 2016 consisted of two individual borrowings with remaining terms of three years or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2015 consisted of three individual borrowings with remaining terms of three years or less and had a weighted average cost of 1.51%. The Company pledged investment securities with a market value of $23.9 million and $34.6 million as collateral for these borrowings at June 30, 2016 and December 31, 2015, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of June 30, 2016 and December 31, 2015, retail repurchase agreements totaled $18.3 million and $19.3 million, respectively. The Company pledged investment securities with a market value of $31.7 million and $34.6 million as collateral for these borrowings at June 30, 2016 and December 31, 2015, respectively.
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
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $63.4 million at a cost of 0.47% at June 30, 2016 and $123.1 million at a cost of 0.45% at December 31, 2015. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at June 30, 2016.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2016 and December 31, 2015 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$125,000	7.69	TBD	(1)	2.49%		$(8,548)
Interest rate swaps	305,000	2.51	0.65%		1.37%		(8,160)
Fair value hedges:
Interest rate swaps	35,000	1.23	1.04%		0.52%	(2)	197
Non-hedging derivatives:
Forward loan sale commitments	61,627	0.00					(614)
Derivative loan commitments	50,327	0.00					1,197
Loan level swaps - dealer(3)	401,706	8.18	2.11%		3.82%		(31,172)
Loan level swaps - borrowers(3)	401,706	8.18	3.82%		2.11%		31,119
Total	$1,380,366						$(15,981)

December 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	7.99	TBD	(1)	2.46%		$(2,072)
Interest rate swaps	280,000	2.65	0.46%		1.28%		(2,020)
Fair value hedges:
Interest rate swaps	35,000	1.72	1.04%		0.48%	(2)	24
Non-hedging derivatives:
Forward loan sale commitments	25,060	0.00					(13)
Derivative loan commitments	9,403	0.00					223
Loan level swaps - dealer(3)	333,971	9.05	1.94%		3.93%		(12,059)
Loan level swaps - borrowers(3)	333,981	9.05	3.93%		1.94%		12,152
Total	$1,167,415						$(3,765)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.6 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2016, the Company had ten outstanding interest rate derivatives with a notional value of $430.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and six months ended June 30, 2016 and 2015, the Company recognized a negligible net reduction to interest expense.
As of June 30, 2016, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of June 30, 2016, the Company had 59 borrower-facing interest rate derivatives with an aggregate notional amount of $401.7 million and 59 broker derivatives with an aggregate notional value amount of $401.7 million related to this program.
As of June 30, 2016, the Company had four risk participation agreements with two counterparties related to a loan level interest rate swap with four of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. During the third quarter of 2015, one agreement was entered into in conjunction with credit enhancements provided to the borrower by the Bank, whereby the Bank is responsible for a percentage of the exposure to the counterparty. At June 30, 2016, the notional amount of this risk participation agreement was $6.2 million, reflecting the counterparty participation of 3.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At June 30, 2016, the notional amount of the remaining three risk participation agreements was $16.2 million, reflecting the counterparty participation level of 33.2%.
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

With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the market improves (rate decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely if the market declines (rates worsen) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices. The Company expects that these forward loan sale commitments, TBA and mandatory, will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

With best effort cash contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these forward loan sale commitments, best efforts, will experience a net neutral shift in fair value of derivative loan commitments.
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2016 and December 31, 2015:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2016	Dec 31, 2015	Balance Sheet Location	Jun 30, 2016	Dec 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$—	$478	Other Liabilities	$16,708	$4,570
Interest rate swap - fair value hedge	Other Assets	197	50	Other Liabilities	—	26
Total derivatives designated as hedging instruments		$197	$528		$16,708	$4,596
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$—	$7	Other Liabilities	$614	$20
Derivative loan commitments	Other Assets	1,197	223		—	—
Interest rate swap - with customers	Other Assets	30,907	12,152		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	30,960	12,059
Total derivatives not designated as hedging		$32,104	$12,382		$31,574	$12,079
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The table below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and six months ended June 30, 2016 and 2015:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$(3,700)	$2,715	$(12,616)	$(623)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$561	$—	$1,180	$(12)

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and six months ended June 30, 2016 and 2015:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$24	$(37)	$173	$166

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$(24)	$38	$(173)	$(167)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of June 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$637	$(485)	$1,316	$24
Forward loan sale commitments	(332)	75	(601)	100
Interest rate swaps	(8)	154	40	227
	$297	$(256)	$755	$351
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
As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48.3 million. As of June 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $49.3 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
On October 29, 2015, a special meeting of shareholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan became effective as of the date of approval by the Company’s shareholders, and upon shareholder approval no other awards may be granted from the previously approved or assumed plans. As of June 30, 2016, 3,335,634 shares remained available for future grants under the 2015 Plan.
For the six-month period ended June 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $59,000 with a related tax benefit of $21,000 and $964,000 with a related tax benefit of $347,000, respectively. Of the total expense amount for the six-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $220,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $803,000. For the six-month period ended June 30, 2015, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $67,000 with a related tax benefit of $24,000 and $458,000 with a related tax benefit of $165,000, respectively.
For the three-month period ended June 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $28,000 with a related tax benefit of $10,000 and $495,000 with a related tax benefit of $178,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $115,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $408,000. For the three-month period ended June 30, 2015, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $28,000 with a related tax benefit of $10,000 and $230,000 with a related tax benefit of $83,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the six months ended June 30, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,649,735	$10.88
Granted	—	—
Exercised	(296,525)	8.53
Forfeited or expired	(6,348)	13.59
Outstanding at June 30, 2016	2,346,862	$11.17	5.4	$3.4
Stock options vested and exercisable at June 30, 2016	2,211,721	$11.01	5.3	$3.6
As of June 30, 2016, the unrecognized cost related to outstanding stock options was $249,000 and will be recognized over a weighted-average period of 2.2 years.

There were no stock options granted during the six months ended June 30, 2016 and 2015.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the six months ended June 30, 2016.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the six months ended June 30, 2016, the Company issued 39,328 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the six months ended June 30, 2016, the weighted-average grant date fair value was $11.70 per share and the restricted stock awards vest in either equal annual installments on the anniversary date over a 3 year period or cliff vest at the end of the 3 year period. The following table presents the activity for restricted stock for the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	326,013	$13.20
Granted	39,328	11.70
Vested	(19,950)	13.22
Forfeited	—	—
Unvested as of June 30, 2016	345,391	$13.03
As of June 30, 2016, there was $3.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”)borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.3 million at June 30, 2016 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 25 years.
The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be allocated. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated financial statements. Dividends on unallocated shares are used to pay the ESOP debt.
At June 30, 2016, the remaining loan had an outstanding balance of $6.3 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For both the three months ended June 30, 2016 and 2015, ESOP compensation expense was $74,000. For the six months ended June 30, 2016 and 2015, ESOP compensation expense was $140,000 and $147,000, respectively.
The ESOP shares as of the period indicated below were as follows:

June 30, 2016
Allocated shares	1,175,239
Shares allocated for release	11,407
Unreleased shares	558,922
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$7,403

Note 9.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At June 30, 2016, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.
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
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2016 and December 31, 2015 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
June 30, 2016
Total capital to risk weighted assets	$584,440	11.4%	$410,133	8.0%	$512,667	10.0%
Common equity tier 1 capital to risk weighted assets	545,073	10.7	229,236	4.5	331,119	6.5
Tier 1 capital to risk weighted assets	545,073	10.7	305,648	6.0	407,531	8.0
Tier 1 capital to total average assets	545,073	8.8	247,760	4.0	309,701	5.0
December 31, 2015
Total capital to risk weighted assets	$558,969	11.2%	$398,552	8.0%	$498,190	10.0%
Common equity tier 1 capital to risk weighted assets	523,786	10.5	224,266	4.5	323,940	6.5
Tier 1 capital to risk weighted assets	523,786	10.5	299,022	6.0	398,695	8.0
Tier 1 capital to total average assets	523,786	8.9	234,882	4.0	293,602	5.0

United Financial Bancorp, Inc.
June 30, 2016
Total capital to risk weighted assets	$643,072	12.5%	$411,566	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	528,705	10.3	230,988	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	528,705	10.3	307,983	6.0	N/A	N/A
Tier 1 capital to total average assets	528,705	8.5	248,802	4.0	N/A	N/A
December 31, 2015
Total capital to risk weighted assets	$628,915	12.5%	$401,542	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	518,732	10.3	225,972	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	518,732	10.3	301,296	6.0	N/A	N/A
Tier 1 capital to total average assets	518,732	8.9	233,926	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(6,829)	$(7,080)
Tax effect	2,461	2,551
Net-of-tax amount	(4,368)	(4,529)
Securities available for sale:
Net unrealized gain (loss)	15,884	(5,821)
Tax effect	(5,720)	2,088
Net-of-tax amount	10,164	(3,733)
Interest rate swaps:
Net unrealized loss	(16,708)	(4,092)
Tax effect	6,020	1,475
Net-of-tax amount	(10,688)	(2,617)
	$(4,892)	$(10,879)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Net income available to common stockholders	$9,058	$13,332	$20,952	$26,357
Weighted-average common shares outstanding	50,186,134	49,422,987	50,088,859	49,365,407
Less: average number of unallocated ESOP award shares	(562,662)	(585,475)	(565,514)	(588,311)
Weighted-average basic shares outstanding	49,623,472	48,837,512	49,523,345	48,777,096
Dilutive effect of stock options	323,167	471,677	279,334	515,814
Weighted-average diluted shares	49,946,639	49,309,189	49,802,679	49,292,910
Net income per share:
Basic	$0.18	$0.27	$0.42	$0.54
Diluted	$0.18	$0.27	$0.42	$0.53
For the three and six months ended June 30, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 625,273 and 684,796, respectively. For the three and six months ended June 30, 2015, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 722,657 shares. For the periods shown, the stock options are anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $28.9 million and $9.8 million at June 30, 2016 and December 31, 2015, respectively. The aggregate fair value of these loans as of the same dates was $30.6 million and $10.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2016 and December 31, 2015.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage loans held for sale	$10	$551	$40	$681
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2016 and 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2016
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$4,999	$—	$4,999	$—
Government-sponsored residential mortgage-backed securities	173,593	—	173,593	—
Government-sponsored residential collateralized debt obligations	214,885	—	214,885	—
Government-sponsored commercial mortgage-backed securities	28,031	—	28,031	—
Government-sponsored commercial collateralized debt obligations	177,364	—	177,364	—
Asset-backed securities	157,365	—	13,718	143,647
Corporate debt securities	59,784	—	58,297	1,487
Obligations of states and political subdivisions	213,626	—	213,626	—
Marketable equity securities	43,812	3,304	40,508	—
Total available-for-sale securities	$1,073,459	$3,304	$925,021	$145,134

Mortgage loan derivative assets	$1,197	$—	$1,197	$—
Mortgage loan derivative liabilities	614	—	614	—
Loans held for sale	30,558	—	30,558	—
Mortgage servicing rights	6,589	—	—	6,589
Interest rate swap assets	31,104	—	31,104	—
Interest rate swap liabilities	47,668	—	47,668	—

December 31, 2015
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,089	$—	$10,089	$—
Government-sponsored residential mortgage-backed securities	145,861	—	145,861	—
Government-sponsored residential collateralized-debt obligations	286,967	—	286,967	—
Government-sponsored commercial mortgage-backed securities	20,965	—	20,965	—
Government-sponsored commercial collateralized-debt obligations	128,972	—	128,972	—
Asset-backed securities	159,901	—	15,388	144,513
Corporate debt securities	59,960	—	58,403	1,557
Obligations of states and political subdivisions	201,115	—	201,115	—
Marketable equity securities	45,339	3,227	42,112	—
Total available-for-sale securities	$1,059,169	$3,227	$909,872	$146,070

Mortgage loan derivative assets	$230	$—	$230	$—
Mortgage loan derivative liabilities	20	—	20	—
Loans held for sale	10,136	—	10,136	—
Mortgage servicing rights	7,074	—	—	7,074
Interest rate swap assets	12,680	—	12,680	—
Interest rate swap liabilities	16,655	—	16,655	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$144,206	$147,581	$146,070	$137,207
Purchases (sales)	(1,000)	—	(1,000)	9,799
Principal payments and net accretion	(163)	(252)	(478)	(435)
Total realized losses included in earnings	(150)	—	(150)	—
Total unrealized gains (losses) included in other comprehensive income/loss	2,241	(373)	692	385
Balance at end of period	$145,134	$146,956	$145,134	$146,956

Balance of mortgage servicing rights, at beginning of period	$6,271	$4,921	$7,074	$4,729
Issuances	689	688	1,201	1,265
Change in fair value recognized in net income	(371)	385	(1,686)	—
Balance at end of period	$6,589	$5,994	$6,589	$5,994
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at June 30, 2016:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$143,647	Discounted Cash Flow	Discount Rates	1.5% - 4.0% (4.0%)
			Cumulative Default %	6.1% - 9.2% (9.2%)
			Loss Given Default	1.8% - 3.2% (3.2%)

Corporate debt - pooled trust	$1,487	Discounted Cash Flow	Discount Rate	6.8% (6.8%)
preferred security			Cumulative Default %	2.8% - 41.8% (12.0%)
			Loss Given Default	85% - 100% (94.2%)

Mortgage servicing rights	$6,589	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($61.34)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2016
Impaired loans	$2,429	$—	$—	$2,429
Other real estate owned	702	—	—	702
Total	$3,131	$—	$—	$3,131
December 31, 2015
Impaired loans	$2,096	$—	$—	$2,096
Other real estate owned	755	—	—	755
Total	$2,851	$—	$—	$2,851
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
Gains (losses) on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans	$(282)	$364	$(467)	$(87)
Other real estate owned	(4)	(61)	(4)	(118)
Total	$(286)	$303	$(471)	$(205)
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

As of June 30, 2016 and December 31, 2015, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016
Financial assets:
Cash and cash equivalents	$97,441	$97,441	$—	$—	$97,441
Available-for-sale securities	1,073,459	3,304	925,021	145,134	1,073,459
Held-to-maturity securities	14,289	—	15,789	—	15,789
Loans held for sale	30,558	—	30,558	—	30,558
Loans receivable-net	4,702,337	—	—	4,742,359	4,742,359
FHLBB stock	55,989	—	—	55,989	55,989
Accrued interest receivable	16,635	—	—	16,635	16,635
Derivative assets	32,301	—	32,301	—	32,301
Mortgage servicing rights	6,589	—	—	6,589	6,589
Financial liabilities:
Deposits	4,455,341	—	—	4,464,266	4,464,266
Mortgagors’ and investors’ escrow accounts	14,040	—	—	14,040	14,040
FHLBB advances and other borrowings	1,222,160	—	1,219,227	—	1,219,227
Derivative liabilities	48,282	—	48,282	—	48,282

December 31, 2015
Financial assets:
Cash and cash equivalents	$95,176	$95,176	$—	$—	$95,176
Available-for-sale securities	1,059,169	3,227	909,872	146,070	1,059,169
Held-to-maturity securities	14,565	—	15,683	—	15,683
Loans held for sale	10,136	—	10,136	—	10,136
Loans receivable-net	4,587,062	—	—	4,629,243	4,629,243
FHLBB stock	51,196	—	—	51,196	51,196
Accrued interest receivable	15,740	—	—	15,740	15,740
Derivative assets	12,910	—	12,910	—	12,910
Mortgage servicing rights	7,074	—	—	7,074	7,074
Financial liabilities:
Deposits	4,437,071	—	—	4,436,456	4,436,456
Mortgagors’ and investors’ escrow accounts	13,526	—	—	13,526	13,526
FHLBB advances and other borrowings	1,099,020	—	1,096,452	—	1,096,452
Derivative liabilities	16,675	—	16,675	—	16,675
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$367,596	$219,407
Undisbursed construction loans	96,797	103,140
Undisbursed home equity lines of credit	346,637	320,140
Undisbursed commercial lines of credit	313,789	302,700
Standby letters of credit	11,049	9,477
Unused credit card lines	10,098	6,725
Unused checking overdraft lines of credit	1,341	1,293
Total	$1,147,307	$962,882
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $32.3 million at June 30, 2016 and is included in other assets in the consolidated statement of condition. At June 30, 2016, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $5.9 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2016.

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
Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.42 billion and stockholders’ equity of $644.2 million at June 30, 2016.
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

•	Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of our financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in technology to enhance superior customer service and products to grow revenues while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings and grow tangible book value; and

•	Maintain a rigorous risk identification and management process.
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
Management has determined that the allowance for loan losses by portfolio segment, which consists of residential real estate for loans collateralized by owner-occupied residential real estate, home equity lines of credit, owner-occupied and investor commercial real estate, construction, commercial business, and other consumer loans. Management further segregates these portfolios between loans which are accounted for under the amortized cost method (referred to as “covered” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of credit losses, resulting in no carryover of the related allowance for loan losses. An allowance for loan losses on acquired loans is only established to the extent that there is deterioration in loan quality exceeding the original estimates of credit loss established upon acquisition.
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
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available-for-sale securities or held to maturity securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income. During the six months ended June 30, 2016, the Company did not experience any losses which were deemed to be other-than-temporary.
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
At June 30, 2016, derivative assets and liabilities were $32.3 million and $48.3 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
When goodwill is evaluated for impairment, qualitative factors considered include, but are not limited to, industry and market conditions, overall financial performance, and events affecting the reporting unit. If there are no qualitative factors that indicate goodwill may be impaired, the quantitative analysis is not required. For a quantitative analysis, if the carrying amount exceeds the implied fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows and market multiples analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.
The carrying value of goodwill at June 30, 2016 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The following is a reconciliation of Non-GAAP financial measures by major category for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(In thousands)
Net income (GAAP)	$9,058	$13,332	$20,952	$26,357
Adjustments:
Net interest income:
(Accretion)/amortization of loan mark	835	(2,194)	(259)	(4,065)
Accretion/(amortization) of deposit mark	359	845	718	1,924
Accretion/(amortization) of borrowings mark	441	473	888	955
Net adjustment to net interest income	35	(3,512)	(1,865)	(6,944)
Non-interest income:
Net gain on sales of securities	(367)	(360)	(1,819)	(698)
Net adjustment to non-interest income	(367)	(360)	(1,819)	(698)
Non-interest expense:
Core deposit intangible amortization expense	(401)	(449)	(834)	(930)
Amortization of fixed assets fair value mark	(10)	(5)	(16)	(10)
Effect of position eliminations	(1,403)	—	(1,403)	—
FHLBB prepayment penalties	—	—	(1,454)	—
Net adjustment to non-interest expense	(1,814)	(454)	(3,707)	(940)
Total adjustments	1,482	(3,418)	23	(6,702)
Income tax expense adjustment	(518)	1,196	(7)	2,346
Operating net income (Non-GAAP)	$10,022	$11,110	$20,968	$22,001

The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the periods indicated:

	Three Months Ended June 30, 2016
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$4,693,485	$44,098	3.47%	$1,215	$(835)	(0.37)%	$4,692,270	$44,933	3.84%
Total interest-earning assets	5,887,738	53,296	3.63	1,215	(835)	(0.06)	5,886,523	54,131	3.69
Time deposits	1,783,687	4,637	1.05	1,758	(359)	(0.08)	1,781,929	4,996	1.13
Federal Home Loan Bank advances	985,424	2,369	0.97	2,832	(457)	(0.19)	982,592	2,826	1.16
Other borrowings	121,587	1,374	4.55	(1,752)	16	0.12	123,339	1,358	4.43
Total interest-bearing liabilities	4,968,971	10,125	0.82	2,838	(800)	(0.06)	4,966,133	10,925	0.88

Tax-equivalent net interest margin			2.94%						2.94%

	Six Months Ended June 30, 2016
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$4,675,286	$90,076	3.87%	$319	$259	0.02%	$4,674,967	$89,817	3.85%
Total interest-earning assets	5,686,642	108,486	3.70	319	259	0.00	5,686,323	108,227	3.70
Time deposits	1,765,671	9,046	1.03	1,935	(718)	(0.08)	1,763,736	9,764	1.11
Federal Home Loan Bank advances	971,121	4,850	1.00	3,059	(919)	(0.20)	968,062	5,769	1.20
Other borrowings	135,987	2,799	4.14	(1,760)	31	0.10	137,747	2,768	4.04
Total interest-bearing liabilities	4,958,325	20,297	0.82	3,234	(1,605)	(0.07)	4,955,091	21,902	0.89

Tax-equivalent net interest margin			3.00%						2.95%

Executive Overview
Net income of $9.1 million, or $0.18 per diluted share, was recorded for the three months ended June 30, 2016, compared to net income of $13.3 million, or $0.27 per diluted share, for the same period in 2015. Operating net income for the second quarter of 2016 was $10.0 million (Non-GAAP), adjusted primarily for $1.4 million (pre-tax) of reorganization expenses and $367,000 (pre-tax) net gains on sales of securities. Operating net income for the second quarter of 2015 was $11.1 million (Non-GAAP), and was adjusted for $454,000 (pre-tax) of merger-related non-interest expenses, $3.5 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $360,000 net gains on sales of securities.
Net income for the six months ended June 30, 2016 was $21.0 million, or $0.42 per diluted share, compared to $26.4 million, or $0.53 per diluted share, for the same period in 2015. Operating net income for the six months ended June 30, 2016 was $21.0 million (Non-GAAP), adjusted for $3.7 million (pre-tax) of FHLBB prepayment penalties and reorganization expenses in non-interest expense, $1.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the Merger, and $1.8 million (pre-tax) net gains on sales of securities. Operating net income for the six months ended June 30, 2015 was $22.0 million (Non-GAAP), adjusted for $940,000 (pre-tax) of expenses related to the Merger, $6.9 million (pre-tax) net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger, and $698,000 (pre-tax) net gains on sales of securities. The Company is presenting operating net income as management believes it gives a more in-depth picture of the results for the period and will benefit investors in their understanding of the Company.
Net interest income increased $593,000 and $2.7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to balance sheet growth which was mostly comprised of strong loan originations and, to a lesser extent, loan portfolio purchases. The Company intends to continue to increase the level of owner-occupied commercial real estate while decreasing the level of investor commercial real estate to generate more favorable risk-adjusted returns and protect the net interest margin in a flat interest rate environment. Interest income on dividends and loans increased $2.9 million and $8.2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, and was partially offset by increases in interest expense of $2.3 million and $5.5 million compared to the three and six month ended periods in the previous year. The Company’s tax-equivalent net interest margin for the three and six months ended June 30, 2016 was 2.94% and 3.00%, a decrease of 36 and 33 basis points, respectively, over the same period in the prior year. Excluding the $35,000 negative impact and $1.9 million net positive impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the Merger, the operating net interest margin for the three and six months ended June 30, 2016 was 2.94% and 2.95%, respectively. The general year-over-year trends impacting the margin include decreased yields on loans due to the low interest rate environment and the reduced benefit of purchase accounting accretion.
Non-interest income decreased $2.9 million to $6.5 million for the three months ended June 30, 2016 compared to $9.4 million for the same period in 2015, primarily due to a decrease in service charges and fees related to lesser loan swap fee income as there has been lower transactional volume compared to last year. Non-interest income decreased $2.9 million to $13.3 million for the six months ended June 30, 2016 compared to $16.2 million for the same period in 2015. Income from mortgage banking activities decreased $2.2 million inclusive of gains on sale of loans for the six months ended June 30, 2016, compared to the same period in 2015, mainly due to a decrease in the MSR valuation.
Non-interest expense increased $4.3 million and $7.4 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. The largest increases in non-interest expense were in FHLBB prepayment penalties and salaries and employee benefits. FHLBB prepayment penalties increased as a result of the first quarter 2016 investment portfolio optimization strategy which allowed the Company to pay off higher costing FHLBB advances. The increase in salaries and benefits due to severance payments of $1.4 million resulting from an organizational realignment to improve operational efficiency, and additional managerial staff in areas targeted for growth. These changes will result in approximately $3.0 million of pre-tax cost savings annually from the budgeted full year 2016 run rate. The increases in FHLBB prepayment penalties and salaries and employee benefits were partially offset by a decrease in occupancy and equipment due to fewer branches in our network.
The asset quality of our loan portfolio has remained strong. At June 30, 2016 and December 31, 2015, the allowance for loan losses to total loans ratio was 0.80% and 0.73%, and the allowance for loan losses to non-performing loans ratio was 97.96% and 89.64%, respectively. The ratio of non-performing loans to total loans was 0.82% at both June 30, 2016 and December 31, 2015. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. A provision for loan losses of $3.6 million and $6.3 million was recorded for the three and six months ended June 30, 2016, compared to $4.5 million and $6.0 million for the same prior year periods, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.18	$0.27	$0.42	$0.54
Diluted net income per share	0.18	0.27	0.42	0.53
Dividends declared per share	0.12	0.12	0.24	0.22
Key Statistics:
Total revenue	$48,028	$50,274	$98,157	$98,452
Total expense	34,681	30,357	68,444	61,014
Key Ratios (annualized):
Return on average assets	0.57%	0.96%	0.66%	0.95%
Return on average equity	5.71%	8.69%	6.64%	8.66%
Tax-equivalent net interest margin	2.94%	3.30%	3.00%	3.33%
Non-interest expense to average assets	2.19%	2.19%	2.17%	2.21%
Cost of interest-bearing deposits	0.66%	0.63%	0.66%	0.59%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$32,310	$30,028	$32,310	$30,028
Troubled debt restructures - non-accruing	6,713	5,346	6,713	5,346
Total non-performing loans	39,023	35,374	39,023	35,374
Other real estate owned	702	227	702	227
Total non-performing assets	$39,725	$35,601	$39,725	$35,601
Asset Quality Ratios:
Non-performing loans to total loans	0.82%	0.87%	0.82%	0.87%
Non-performing assets to total assets	0.62%	0.63%	0.62%	0.63%
Allowance for loan losses to non-performing loans	97.96%	81.57%	97.96%	81.57%
Allowance for loan losses to total loans	0.80%	0.71%	0.80%	0.71%
Non-GAAP Ratio:
Efficiency ratio (1)	64.54%	57.36%	63.34%	59.04%

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

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2016 and 2015. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.
Average Balance Sheets for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,199,406	$10,077	3.36%	$1,169,858	$10,062	3.44%
Commercial real estate loans	2,028,664	20,667	4.10	1,658,734	19,614	4.74
Construction loans	164,717	1,539	3.76	156,114	1,841	4.73
Commercial business loans	636,986	5,575	3.52	613,220	7,050	4.61
Home equity loans	445,391	3,583	3.22	331,992	2,640	3.18
Other consumer loans	218,321	2,657	4.87	4,843	44	3.63
Total loans (1)	4,693,485	44,098	3.47	3,934,761	41,251	4.19
Securities	1,151,926	9,131	3.16	1,130,543	8,632	3.05
Other earning assets	42,327	67	0.63	47,277	34	0.29
Total interest-earning assets	5,887,738	53,296	3.63	5,112,581	49,917	3.91
Allowance for loan losses	(36,357)			(26,552)
Non-interest-earning assets	475,060			458,462
Total assets	$6,326,441			$5,544,491
Interest-bearing liabilities:
NOW and money market accounts	$1,540,997	1,666	0.43	$1,434,648	1,952	0.55
Saving deposits (2)	537,276	79	0.06	540,162	84	0.06
Time deposits	1,783,687	4,637	1.05	1,555,593	3,548	0.91
Total interest-bearing deposits	3,861,960	6,382	0.66	3,530,403	5,584	0.63
Advances from the Federal Home Loan Bank	985,424	2,369	0.97	572,948	845	0.59
Other borrowings	121,587	1,374	4.55	160,015	1,379	3.46
Total interest-bearing liabilities	4,968,971	10,125	0.82%	4,263,366	7,808	0.73%
Non-interest-bearing deposits	641,168			593,117
Other liabilities	81,927			74,305
Total liabilities	5,692,066			4,930,788
Stockholders’ equity	634,375			613,703
Total liabilities and stockholders’ equity	$6,326,441			$5,544,491
Net interest-earning assets (3)	$918,767			$849,215
Tax-equivalent net interest income		43,171			42,109
Tax-equivalent net interest rate spread (4)			2.81%			3.18%
Tax-equivalent net interest margin (5)			2.94%			3.30%
Average interest-earning assets to average interest-bearing liabilities			118.49%			119.92%
Less tax-equivalent adjustment		1,675			1,206
Net interest income		$41,496			$40,903

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,203,206	$20,276	3.37%	$1,134,842	$19,758	3.48%
Commercial real estate loans	2,019,627	41,540	4.14	1,667,917	38,569	4.66
Construction loans	167,993	3,518	4.21	167,924	4,199	5.04
Commercial business loans	622,159	11,834	3.83	611,902	13,908	4.58
Home equity loans	438,675	7,293	3.33	333,591	5,264	3.16
Other consumer loans	223,626	5,615	5.02	5,309	82	3.08
Total loans (1)	4,675,286	90,076	3.87	3,921,485	81,780	4.17
Securities	1,143,324	18,270	3.20	1,128,040	17,520	3.11
Other earning assets	50,032	140	0.56	49,403	67	0.27
Total interest-earning assets	5,868,642	108,486	3.73	5,098,928	99,367	3.92
Allowance for loan losses	(35,928)			(25,989)
Non-interest-earning assets	473,888			453,896
Total assets	$6,306,602			$5,526,835
Interest-bearing liabilities:
NOW and money market accounts	$1,557,276	3,449	0.45	$1,423,008	3,483	0.49
Saving deposits (2)	528,270	153	0.06	537,115	166	0.06
Time deposits	1,765,671	9,046	1.03	1,549,693	6,675	0.87
Total interest-bearing deposits	3,851,217	12,648	0.66	3,509,816	10,324	0.59
Advances from the Federal Home Loan Bank	971,121	4,850	1.00	581,630	1,667	0.58
Other borrowings	135,987	2,799	4.14	169,498	2,769	3.29
Total interest-bearing liabilities	4,958,325	20,297	0.82%	4,260,944	14,760	0.70%
Non-interest-bearing deposits	638,360			586,047
Other liabilities	79,199			71,055
Total liabilities	5,675,884			4,918,046
Stockholders’ equity	630,718			608,789
Total liabilities and stockholders’ equity	$6,306,602			$5,526,835
Net interest-earning assets (2)	$910,317			$837,984
Tax-equivalent net interest income		88,189			84,607
Tax-equivalent net interest rate spread (3)			2.91%			3.22%
Tax-equivalent net interest margin (4)			3.00%			3.33%
Average interest-earning assets to average interest-bearing liabilities			118.36%			119.67%
Less tax-equivalent adjustment		3,291			2,361
Net interest income		$84,898			$82,246

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.
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

	Three Months Ended June 30, 2016 Compared to June 30, 2015			Six Months Ended June 30, 2016 compared to June 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$8,122	$(5,275)	$2,847	$16,115	$(7,819)	$8,296
Securities (1)	165	334	499	240	510	750
Other earning assets	(4)	37	33	1	72	73
Total earning assets	8,283	(4,904)	3,379	16,356	(7,237)	9,119
Interest expense:
NOW and money market accounts	137	(423)	(286)	313	(347)	(34)
Savings accounts	—	(5)	(5)	(3)	(10)	(13)
Time deposits	558	531	1,089	1,004	1,367	2,371
Total interest-bearing deposits	695	103	798	1,314	1,010	2,324
FHLBB advances	813	711	1,524	1,506	1,677	3,183
Other borrowings	(376)	371	(5)	(608)	638	30
Total interest-bearing liabilities	1,132	1,185	2,317	2,212	3,325	5,537
Change in tax-equivalent net interest income	$7,151	$(6,089)	$1,062	$14,144	$(10,562)	$3,582

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and 2015
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2016 and 2015.
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
For the three months ended June 30, 2016, tax-equivalent net interest income increased $1.1 million from the comparative 2015 period. This was mainly due to the significant increase in average earning assets of $775.2 million and an increase of $705.6 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividends of $3.4 million was partially offset by the increase in interest expense of $2.3 million. The net interest margin decreased 36 basis points, the yield on average earnings assets decreased 28 basis points, and the cost of interest-bearing liabilities increased nine basis points from the same period in 2015.
For the six months ended June 30, 2016, tax-equivalent net interest income increased $3.6 million from the comparative 2015 period. This was mainly due to the significant increase in average earning assets of $769.7 million and an increase of $697.4 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. In addition, there was a benefit of $1.9 million recognized during the six months ended June 30, 2016 in net interest income related to fair value adjustments as a result of purchase accounting adjustments compared to $6.9 million for the same period in 2015. The increase in interest and dividends of $9.1 million was partially offset by the increase in interest expense of $5.5 million. The net interest margin decreased 33 basis points, the yield on average earnings assets decreased 19 basis points, and the cost of interest-bearing liabilities increased 12 basis points from the same period in 2015.
Excluding the benefit of the purchase accounting adjustments, the net interest margin and the yield on average earning assets would have declined 36 basis points and 22 basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased 15 basis points compared to the three months ended June 30, 2015. Excluding the benefit of the purchase accounting adjustments, the net interest margin and the yield on average earning assets would have declined 38 basis points and 22 basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased 19 basis points compared to the six months ended June 30, 2015.
Primarily reflecting loan growth and portfolio purchases, the average balance of total loans for the three and six months ended June 30, 2016 was $4.69 billion and $4.68 billion, and had an average yield of 3.47% and 3.87%, respectively. On an operating basis, the average yield on total loans was 3.84% and 3.85%for the three and six months ended June 30, 2016. The largest increases in the average balances for loans were recorded in commercial real estate loans and other consumer loans. For the three and six months ended June 30, 2016, the average balance of commercial real estate loans totaled $2.03 billion and $2.02 billion, an increase of $369.9 million and $351.7 million from the prior year periods, respectively. For the three and six months ended June 30, 2016, the average balance of other consumer loans totaled $218.3 million and $223.6 million, an increase of $213.5 million and $218.3 million, respectively, from the prior year period primarily reflecting portfolio purchases that occurred late in the fourth quarter of 2015 and the first two quarters of 2016.
The average balance of investment securities increased $21.4 million and $15.3 million, respectively, and the average yield earned on these securities increased eleven and nine basis points, respectively, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on managing overall investment portfolio duration while also adding diversification to the portfolio holdings of corporate and municipal sleeves. Portfolio activity during the second quarter primarily stemmed from a bond repositioning into slightly longer agency mortgage-backed securities in order to obtain better duration adjusted returns, reducing exposure to municipalities that rely on oil sectors, and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
For the three and six months ended June 30, 2016 compared to the same periods in 2015, the average balance of total interest-bearing deposits increased $331.6 million and $341.4 million, respectively, while the average cost increased three basis points and seven basis points, respectively. FHLBB advances increased $412.5 million and $389.5 million while the average cost increased 38 basis points and 42 basis points, respectively. Average other borrowings decreased $38.4 million and $33.5 million while the average cost increased 109 basis points and 85 basis points. These changes were primarily due to short-term interest rates being elevated in the quarter, growth in time deposits and the Company’s continued focus to grow low cost deposits. Additionally, the increase in FHLBB advances was to fund new loan growth and loan portfolio purchases.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses (“ALL”) at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Increases in the probable loss related to acquired loans are included in the calculation of the required allowance for loan losses at June 30, 2016.
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
Management recorded a provision for loan losses of $3.6 million and $6.3 million for the three and six-month ended June 30, 2016 compared to $4.5 million and $6.0 million for the same periods of 2015, respectively. The primary factors that influenced management’s decision to record these provisions were organic growth during the period, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $58.6 million at

June 30, 2016 compared to $56.3 million at December 31, 2015, an increase of $2.4 million, or 4.2%, reflecting an increase in total troubled debt restructured (“TDR”) loans of $2.2 million. At June 30, 2016, the allowance for loan losses totaled $38.0 million, representing 0.80% of total loans and 97.96% of non-performing loans compared to an allowance for loan losses of $33.9 million, which represented 0.73% of total loans and 89.64% of non-performing loans as of December 31, 2015. As loans move from those covered by purchase accounting into the covered portfolio, the ALL is anticipated to increase as a percentage of total loans. There is no carryover of the allowance for loan losses on acquired loans. The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-interest Income
Total non-interest income was $6.5 million and $13.3 million for the three and six months ended June 30, 2016, with non-interest income representing 13.6% and 13.5% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$4,359	$5,643	$(1,284)	(22.8)%	$8,953	$9,474	$(521)	(5.5)%
Gains on sale of securities, net	367	360	7	1.9	1,819	698	1,121	160.6
Income from mortgage banking activities	2,331	2,990	(659)	(22.0)	3,191	5,361	(2,170)	(40.5)
Bank-owned life insurance income	814	830	(16)	(1.9)	1,632	1,664	(32)	(1.9)
Net loss on limited partnership investments	(1,504)	(916)	(588)	64.2	(2,440)	(1,346)	(1,094)	81.3
Other income	165	464	(299)	(64.4)	104	355	(251)	70.7
Total non-interest income	$6,532	$9,371	$(2,839)	(30.3)%	$13,259	$16,206	$(2,947)	(18.2)%
As displayed in the above table, non-interest income decreased $2.8 million and $2.9 million for the three and six months ended June 30, 2016, respectively, compared to the prior periods. The decrease from the prior year periods is mainly due to decreases in service charges and fees, mortgage banking activities and the Company recording higher impairment charges on its partnership investments, partially offset by increases in gains on sale of securities.
Service Charges and Fees: Service charges and fees were $4.4 million and $9.0 million for the three and six months ended June 30, 2016, decreases of $1.3 million and $521,000 from the comparable 2015 periods. The most significant decrease was recorded in loan swap fee income, partially offset by increases in debit card /ATM fees and revenue generated by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”).
The decreases in loan swap fee income were a direct result of lower transactional volumes. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. However, we do not anticipate that the loan level hedge program will be as meaningful a contributor to non-interest income in 2016 as it was in 2015. The increased revenue generated by UNFA is due to several factors. The Company has successfully acquired proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, the Company has shifted it’s strategy in running this business line. The Company has shifted focus to assets under management (AUM) for ongoing revenue versus a transactional approach; the result should be more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The Company expects to see this business line improvement continue throughout the year. The increase in debit card/ATM fees is related to an increase in transactional volume.
Gains on Sales of Securities, Net: For the three and six months ended June 30, 2016, the Company recorded $367,000 and $1.8 million in net gains on security sales compared to $360,000 and $698,000 of net gains in the same periods in 2015.
The gains recorded in the three and six months ended June 30, 2016 are a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve, selling shorter-term securities, reducing concentration in oil dependent securities and adding longer duration investments in the portfolio to optimize income as well as reducing higher-cost borrowings and improving portfolio efficiency. The Company incurred approximately $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Income From Mortgage Banking Activities: The Company recorded decreases of $659,000 and $2.2 million in income from mortgage banking activities for the three and six months ended June 30, 2016, compared to the same periods in 2015. The decrease for the three and six months ended June 30, 2016 was primarily driven by (a) less gains on the sales of loans mainly driven by a decrease in the fair value recognized on loans held for sale, (b) a decrease in the fair value recognized in net income for mortgage serving rights due to a decline on long-term interest rates and (c) the decrease in value of forward loan sales contracts. These decreases were partially offset by the increases in the Company’s derivative rate lock commitments and loan servicing income resulting from increases in loan sales to the secondary market with servicing retained since the prior year.
BOLI Income: For the three and six months ended June 30, 2016, the Company recorded BOLI income of $814,000 and $1.6 million compared to $830,000 and $1.7 million in the same periods in 2015, decreases of $16,000 and $32,000, respectively. The decrease for three and six months ended June 30, 2016 was due to a decline in the average yield earned on the BOLI policies as a result of current market interest rates.
Net loss on limited partnership investments: The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2016, the Company invested an additional $12.7 million in an alternative energy tax credit partnerships.
For the three and six months ended June 30, 2016, the Company recorded a net loss of $1.5 million and $2.4 million on limited partnership investments, compared to net losses of $916,000 and $1.3 million for corresponding periods. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.6 million and $5.2 million as reflected in the tax provision for the three and six months ended June 30, 2016.
Other Income: The Company recorded decreases of $299,000 and $251,000 in other income for the three and six months ended June 30, 2016 compared to the prior year periods. The most significant decreases were in the credit value adjustments recorded on borrower facing loan level hedges driven by changes in market rates, partially offset by the change in the gains recorded on the sale of fixed assets.
Non-interest Expense
Non-interest expense increased $4.3 million to $34.7 million for the three months ended June 30, 2016 and $7.4 million to $68.4 million for the six months ended June 30, 2016.
The Company experienced increases in all categories in the three month period except for core deposit intangible amortization and other expenses. For the six month period increases were recorded in all categories except for core deposit intangible amortization and occupancy and equipment. The largest increases were recorded in salaries and employee benefits, service bureau fees,FHLBB prepayment penalties and other expenses.
For both the three months ended June 30, 2016 and 2015, annualized non-interest expense represented 2.19% of average assets, while annualized non-interest expense represented 2.17% and 2.21% of average assets for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes non-interest expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,013	$16,595	$3,418	20.6%	$37,804	$33,167	$4,637	14.0%
Service bureau fees	2,230	1,466	764	52.1	4,259	3,286	973	29.6
Occupancy and equipment	3,850	3,799	51	1.3	7,750	8,257	(507)	(6.1)
Professional fees	887	782	105	13.4	1,768	1,699	69	4.1
Marketing and promotions	1,023	620	403	65.0	1,615	1,256	359	28.6
FDIC insurance assessments	1,042	823	219	26.6	1,981	1,901	80	4.2
Core deposit intangible amortization	401	449	(48)	(10.7)	834	930	(96)	(10.3)
FHLB prepayment penalties	—	—	—	—	1,454	—	1,454	100.0
Other	5,235	5,823	(588)	(10.1)	10,979	10,518	461	4.4
Total non-interest expense	$34,681	$30,357	$4,324	14.2%	$68,444	$61,014	$7,430	12.2%
Salaries and Employee Benefits: Salaries and employee benefits was $20.0 million for the three months ended June 30, 2016, an increase of $3.4 million from the comparable 2015 period. Salaries and employee benefits was $37.8 million for the six months ended June 30, 2016, an increase of $4.6 million from the comparable 2015 period.
For the three and six months ended June 30, 2016, the increases in salaries and benefits were primarily due to (a) an increase in salaries due to severance payments of $1.4 million resulting from an organizational realignment to improve operational efficiency, and additional managerial staff in areas targeted for growth (b) an increase in FICA related to higher salary expenses; (c) an increase in the use of temporary help to maintain compensation expense flexibility while responding to growth requirements; and (d) an increase in restricted stock expense related to implementation of a new shareholder approved restricted stock plan.
For the three months ended June 30, 2016 these increases were partially offset by increases in deferred expenses from originating loans and a decrease in long term disability expenses. For the the six months ended these increases were partially offset by (a) increases in deferred expenses from originating loans, (b) decreases in accruals for expected year-end bonus payments and (c) a decrease in health care costs in the Company’s self-insurance plan.
Service Bureau Fees: Service bureau fees increased $764,000 for the three months ended June 30, 2016, and $973,000 for the six months ended June 30, 2016, compared to the same periods in 2015. The increases for both the three and six months were largely driven by the expiration of a service credit from the Company’s core operating system provider, increased expenses from that service provider, and implementation of Europay and MasterCard (“EMV”) chip-enabled credit cards to mitigate potential fraud exposure to the Company’s credit and debit card users.
Occupancy and Equipment: For the three months ended June 30, 2016, the Company recorded $3.9 million in occupancy and equipment expense, an increase of $51,000 from the prior year period primarily due to fees incurred for the outsourcing of property management services, lease expenses associated with closing a loan production office and amortization of computer software associated with various projects.
For the six months ended June 30, 2016, occupancy and equipment expense decreased $507,000 to $7.8 million from the same period in the prior year. The decrease is largely due to a reduction in real estate taxes and utility expenses as the Company closed five branches in the prior year quarter. Additionally expenses for maintenance contracts decreased due to less snow removal costs in the first quarter of 2016 as well as the successful negotiation to reduce a contract termination fee that was recorded in a prior period.
Marketing and Promotions: Marketing and promotion expense was $1.0 million and $620,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $403,000. For the six months ended June 30, 2016 marketing and promotions increased $359,000 to $1.6 million from the same period in the prior year. The increase was primarily attributable to expenses related to a television and radio branding campaign, as well as increased digital advertising expenses, which were partially offset by a decrease in newspaper advertising expenses.
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $219,000 to $1.0 million for the three months ended June 30, 2016 compared to the 2015 period, while the expense increased $80,000 to $2.0 million, for the six months ended June 30, 2016 compared to the prior year period. These increases are primarily attributable to a higher assessment base used in the assessment calculation due to loan growth, which was partially offset by a decrease in the assessment rate.
Core Deposit Intangible Amortization: The $48,000 and $96,000 decrease in core deposit intangible amortization for the three and six months ended June 30, 2016, respectively, is directly attributable to the amortization method used by the Company. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: For the three months ended June 30, 2016, there were no FHLBB prepayment penalties recorded by the Company. For the six months ended June 30, 2016, FHLBB prepayment penalties recorded by the Company were $1.5 million. There were no prepayment penalties in the same periods in 2015. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLB advances with prepayment penalties amounting to $1.5 million.
Other Expenses: For the three and six months ended June 30, 2016, other expenses recorded by the Company were $5.2 million and $11.0 million, a decrease of $588,000 and an increase of $461,000 from the comparable 2015 periods, respectively. Both the three and six month periods ended June 30, 2016 were primarily impacted by decreases in (a) mortgage loan servicing fees; (b) loan swap fees as the Company entered into fewer swaps in 2016; (c) appraisal and credit reports; and (d) debit card losses as the measures put in place by the Company have helped combat debit card related fraud. Increases during the three and six months ended June 30, 2016 as compared to the 2015 periods include (a) computer software reflecting multiple efficiency projects; (b) collection expenses related to loan workouts; (c) human resources on-boarding expenses related to new hires; and (d) telecommunications. Additionally, for the six month period the Company incurred increased expenses for sales and use taxes associated with a state tax audit and the provision for off-balance sheet assets rose due to the increase in total commitments, particularly in commercial loans.
Income Tax Provision
The provision for income taxes was $665,000 and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate for three months ended June 30, 2016 and 2015 was 6.8% and 13.7%, respectively. The provision for income taxes was $2.4 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate for six months ended June 30, 2016 and 2015 was 10.5% and 16.2%, respectively. The decrease in the tax expense and the effective tax rate over the prior year periods is primarily due to additional alternative energy tax credit investments in the first quarter of 2016 and lower pre-tax income as compared to the prior year period. The effective tax rates for June 30, 2016 and 2015 differ from combined statutory rates as a result of favorable permanent differences for tax-exempt income, BOLI, and investment tax credits, as well as reduced state tax expense due to tax planning strategies that have been implemented.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.42 billion at June 30, 2016 and $6.23 billion at December 31, 2015, an increase of $186.5 million, or 3.0%, primarily due to the increase in net loans of $115.3 million, or 2.5%, an increase in loans held for sale of $20.4 million, an increase in available-for-sale securities of $14.3 million, and an increase in other assets of $31.5 million, which is mainly due to increases in the loan level hedge derivative asset and a new partnership agreement that the Company entered into the prior quarter. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $4.70 billion, with allowance for loan losses of $38.0 million at June 30, 2016, increased $115.3 million, or 2.5%, when compared to total net loans of $4.59 billion, with allowance for loan losses of $33.9 million at December 31, 2015. The increase in loans is due to both organic loan growth and the purchased loan portfolios. Net loans increased primarily due to growth in owner-occupied commercial real estate loans, commercial business loans, and home equity lines of credit, partially offset by decreases in commercial construction and other consumer balances. Residential mortgages also declined, reflecting the Company's strategy to reduce on-balance sheet exposure to residential mortgage loans. The Company expects loan growth in 2016 to be in the mid-single-digit range.
Total deposits of $4.46 billion at June 30, 2016 increased $18.3 million, or 0.4%, when compared to total deposits of $4.44 billion at December 31, 2015. The increase in deposits is mainly due to growth in demand accounts, NOW accounts, and certificates of deposit, offset by a decrease in money market deposits, and is reflective of the Company’s strategy to manage the cost of interest bearing deposits. The Bank’s net loan-to-deposit ratio was 105.5% at June 30, 2016, compared to 103.4% at December 31, 2015.
At June 30, 2016, total equity of $644.2 million increased $18.7 million when compared to total equity of $625.5 million at December 31, 2015. The change in equity for the period ended June 30, 2016 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as an increase due to the change in market value on investment securities, which was partially offset by a decrease in the fair value change of the cash flow hedge. At June 30, 2016, the tangible common equity ratio was 8.30% compared to 8.23% at December 31, 2015.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$4,937	$4,999	$10,159	$10,089
Government-sponsored residential mortgage-backed securities	170,393	173,593	146,434	145,861
Government-sponsored residential collateralized debt obligations	210,889	214,885	287,515	286,967
Government-sponsored commercial mortgage-backed securities	27,263	28,031	21,144	20,965
Government-sponsored commercial collateralized debt obligations	174,089	177,364	128,617	128,972
Asset-backed securities	159,702	157,365	162,895	159,901
Corporate debt securities	59,906	59,784	62,356	59,960
Obligations of states and political subdivisions	207,999	213,626	201,217	201,115
Total debt securities	1,015,178	1,029,647	1,020,337	1,013,830
Marketable equity securities, by sector:
Banks	39,286	40,508	41,558	42,113
Industrial	109	156	109	143
Mutual funds	2,871	2,950	2,854	2,915
Oil and gas	131	198	132	168
Total marketable equity securities	42,397	43,812	44,653	45,339
Total available-for-sale securities	$1,057,575	$1,073,459	$1,064,990	$1,059,169
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,340	$13,608	$12,360	$13,234
Government-sponsored residential mortgage-backed securities	1,949	2,181	2,205	2,449
Total held to maturity securities	$14,289	$15,789	$14,565	$15,683
During the six months ended June 30, 2016, the available-for-sale securities portfolio increased $14.3 million to $1.07 billion, representing 16.7% of total assets at June 30, 2016, from $1.06 billion and 17.0% of total assets at December 31, 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while also adding diversification to the portfolio holdings of corporate and municipal sleeves. Portfolio activity during the first half of the year primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, reducing exposure to municipalities that rely on the oil sector, and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2016, $1.07 billion, or 98.7% of the portfolio, was classified as available for sale, and $14.3 million of the portfolio was classified as held to maturity.
During the three and six months ended June 30, 2016, the Company recorded no write-downs for other-than-temporary impairments of its available-for-sale securities. The Company held $196.4 million in securities that are in an unrealized loss position at June 30, 2016; $68.3 million of this total had been in an unrealized loss position for less than twelve months with the remaining $128.1 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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
Lending Activities
The table below displays the balances of the Company’s loan portfolio as of June 30, 2016 and December 31, 2015:
Loan Portfolio Analysis

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$384,324	8.1%	$322,084	7.0%
Investor non-owner occupied	1,675,821	35.4	1,673,248	36.3
Construction	107,302	2.3	129,922	2.8
Total commercial real estate loans	2,167,447	45.8	2,125,254	46.1

Commercial business loans	671,687	14.2	603,332	13.1

Consumer loans:
Residential real estate	1,171,300	24.8	1,179,915	25.6
Home equity	460,058	9.7	431,282	9.3
Residential construction	49,338	1.0	41,084	0.9
Other consumer	211,065	4.5	233,064	5.0
Total consumer loans	1,891,761	40.0	1,885,345	40.8

Total loans	4,730,895	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	9,403		7,018
Allowance for loan losses	(37,961)		(33,887)
Loans - net	$4,702,337		$4,587,062
As shown above, gross loans were $4.73 billion, an increase of $117.0 million, or 2.5%, at June 30, 2016 from December 31, 2015.
Total commercial real estate loans represent the largest segment of our loan portfolio at 45.8% of total loans and increased $42.2 million, or 2.0%, to $2.17 billion from December 31, 2015, reflecting increased production from the Company’s expanded commercial banking division. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”) and to a lesser extent commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of June 30, 2016, comprising 35.4% of total loans and OOCRE represents 8.1% of the portfolio. The Company plans to continue to increase the level of OOCRE while decreasing the level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $107.3 million at June 30, 2016, approximately $41.7 million of which is residential use and $65.6 million is commercial use, compared to total commercial real estate construction loans of $129.9 million at December 31, 2015, $44.5 million of which was residential use and $85.4 million was commercial use.
Commercial business loans increased to $671.7 million at June 30, 2016 from $603.3 million at December 31, 2015. This category includes production from the Shared National Credit program. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate continue to represent a major segment of the Company’s loan portfolio as of June 30, 2016, comprising 24.8% of total loans. The decrease of $8.6 million from December 31, 2015 reflects the Company’s strategy to reduce the level of residential mortgages on the balance sheet. The Company had originations of both adjustable and fixed rate mortgages of $297.6 million during the first six months of the year, reflecting both refinancing activity and loans for new home purchases. The Company opportunistically sells a majority of its originated fixed rate residential real estate loans with terms of 15 to 30 years.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $49.3 million at June 30, 2016 compared to $41.1 million at December 31, 2015.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. At June 30, 2016 the home equity portfolio totaled $460.1 million compared to $431.3 million at December 31, 2015. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. During the six months ended June 2016 and the month of December 2015, the Company purchased HELOC portfolios totaling $51.4 million and $100.4 million, respectively. The total balance of the HELOC purchased portfolios outstanding at June 30, 2016 and December 31, 2015 was $131.1 million and $98.6 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company plans to continue purchasing HELOCs throughout 2016.
Other consumer loans totaled $211.1 million, or 4.5%, of our total loan portfolio at June 30, 2016. Other consumer loans generally consist of loans on retail boats, HUD Title I loans, new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million and consisted of marine retail loans and Title 1 home improvement loans. At June 30, 2016 and December 31, 2015, $191.9 million and $224.8 million was outstanding, respectively. The marine retail loans are based on premium brands and the borrowers are financially strong. The Title I home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to increase the level of consumer loans throughout 2016, given these loan types have favorable rate characteristics that will positively impact the net interest margin.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At June 30, 2016	At December 31, 2015
Non-performing loans as a percentage of total loans	0.82%	0.82%
Non-performing assets as a percentage of total assets	0.62%	0.62%
Net charge-offs as a percentage of average loans (1)	0.10%	0.10%
Allowance for loan losses as a percentage of total loans	0.80%	0.73%
Allowance for loan losses to non-performing loans	97.28%	89.64%

(1)	Calculated based on year to date net charge-offs annualized

Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2016 and December 31, 2015, loans totaling $328,000 and $307,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At June 30, 2016 and December 31, 2015, there was one U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.
The following table details non-performing assets for the periods presented:

	At June 30, 2016		At December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$11,729	30.4%	$11,193	29.0%
Home equity	3,176	8.2	2,786	7.2
Investor-owned commercial real estate	5,618	14.6	8,565	22.2
Owner-occupied commercial real estate	3,815	9.9	2,939	7.6
Construction	2,103	5.5	2,808	7.3
Commercial business	4,364	11.3	3,898	10.1
Other consumer loans	1,505	3.9	2	—
Total non-accrual loans, excluding troubled debt restructured loans	32,310	83.8%	32,191	83.4%
Troubled debt restructurings - non-accruing	6,713	16.9	5,611	14.6
Total non-performing loans	39,023	98.2	37,802	98.0
Other real estate owned	702	1.8	755	2.0
Total non-performing assets	$39,725	100.0%	$38,557	100.0%
As displayed in the table above, non-performing assets at June 30, 2016 increased to $39.7 million compared to $38.6 million at December 31, 2015.
Non-accruing TDR loans increased by $1.1 million since December 31, 2015, primarily due to an increase of $229,000 for residential real estate and home equity TDR loans, an increase in commercial real estate TDR loans of $784,000 and an increase in commercial business TDRs of $89,000. The increase in the residential real estate and home equity categories reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments combined with a decline in home values related to these loans, is a driver of this increase. Home equity non-accrual loans increased $390,000 to $3.2 million at June 30, 2016. This increase is also due to the increasing number of maturing home equity lines of credit converting from interest only to principal and interest payments.
Residential real estate non-accrual loans increased $536,000 to $11.7 million at June 30, 2016. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. There has also been a slight shift from accrual to non-accrual status in residential real estate TDR loans.
Other consumer non-accrual loans increased to $1.5 million at June 30, 2016. The increase represents three marine loans which have evidenced payments in excess of 90 days and have since been placed onto non-accrual status.
At June 30, 2016 Commercial real estate non-accrual loans decreased $2.1 million and commercial business non-accrual loans increased $466,000. The increase in non-accruing commercial real estate TDR’s is the result of several larger loans which were restructured during the period. The decrease in commercial real estate non-accrual loans was due to the repayment or restructure of several larger loans which was partially offset by an increase in smaller non-accrual business loans.
Non-accrual construction loans decreased $705,000, primarily reflecting 13 commercial relationships totaling $2.1 million, of which all relates to construction for residential subdivisions. At December 31, 2015 nonaccrual construction loans consisted of 14 commercial relationships and totaled $2.8 million.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended June 30, 2016.
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$19,601	$18,453
Non-accrual status	6,713	5,611
Total recorded investment	$26,314	$24,064

Accruing TDRs performing under modified terms for more than one year	$7,931	$5,821
TDR allocated reserves included in the balance of allowance for loan losses	296	223
Additional funds committed to borrowers in TDR status	—	513

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
TDRs, beginning of period	$27,359	$15,913	$24,064	$15,807
New TDR status	605	4,480	3,476	4,755
Paydowns/draws on existing TDRs, net	(1,579)	(3,600)	(1,149)	(3,769)
Charge-offs post modification	(71)	(462)	(77)	(462)
TDRs, end of period	$26,314	$16,331	$26,314	$16,331
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

Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2016, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $38.0 million, or 0.80%, of total loans at June 30, 2016 as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2016 increased $215,000 to $1.0 million compared to December 31, 2015. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2016 and 2015.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At both June 30, 2016 and December 31, 2015, the reserve for unfunded credit commitments was $1.2 million.
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

The following table presents deposits by category as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Demand deposits	$673,624	$657,718
NOW accounts	416,546	361,442
Regular savings and club accounts	526,275	508,377
Money market and investment savings	1,019,975	1,182,423
Total core deposits	2,636,420	2,709,960
Time deposits	1,818,921	1,727,111
Total deposits	$4,455,341	$4,437,071
Deposits totaled $4.46 billion at June 30, 2016, up $18.3 million compared to December 31, 2015. Core deposits decreased $73.5 million, or 2.7%, from year end reflecting a decline in money market and investment savings due to seasonality in municipal money markets and the expiration of certain promotions for retail and commercial money market.
Time deposits included brokered certificate of deposits of $335.3 million and $392.0 million at June 30, 2016 and December 31, 2015, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.48 billion at June 30, 2016.
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
The following table presents borrowings by category as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
FHLBB advances (1)	$1,099,807	$949,003
Subordinated debt (2)	79,600	79,489
Wholesale repurchase agreements	20,000	45,000
Customer repurchase agreements	18,339	19,278
Other	4,414	6,250
Total borrowings	$1,222,160	$1,099,020
(1)FHLBB advances include $2.6 million and $3.5 million of purchase accounting discounts at June 30, 2016 and December 31, 2015, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.1 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $1.0 million at June 30, 2016 and $1.1 million at December 31, 2015.
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
Total FHLBB advances increased $151.7 million to $1.10 billion at June 30, 2016, exclusive of the purchase accounting mark adjustment on the advances, compared to $945.5 million at December 31, 2015. This increase occurred in order to fund loan growth. At June 30, 2016, $997.2 million of the Company’s $1.10 billion outstanding FHLB advances were at fixed coupons ranging from 0.45% to 7.15%, with an average cost of 0.91%. Additionally, the Company has two advances with the FHLBB totaling $75.0 million that are underlying hedge instruments; the interest is based on the three 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.05% per annum.  The advance reprices to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converts to a fixed rate of 1.62% and is callable on a quarterly basis. The average cost of funds including these adjustable advances is 0.87%. FHLBB borrowings represented 17.1% and 15.2% of assets at June 30, 2016 and December 31, 2015, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at June 30, 2016, a decrease of $25.0 million from December 31, 2015. The outstanding borrowings consisted of two individual agreements with remaining terms of three years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $18.3 million and $19.3 million at June 30, 2016 and December 31, 2015, respectively.
Subordinated debentures totaled $79.6 million at June 30, 2016 and $79.5 million at December 31, 2015.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2016, $97.4 million of the Company’s assets were held in cash and cash equivalents compared to $95.2 million at December 31, 2015. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At June 30, 2016, the Company had $1.10 billion in advances from the FHLBB and an additional available borrowing limit of $318.2 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $63.4 million at June 30, 2016. Internal policies limit wholesale borrowings to 40% of total assets, or $2.57 billion, at June 30, 2016. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $107.5 million at June 30, 2016. No federal funds purchased were outstanding at June 30, 2016.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of June 30, 2016, the Bank had pledged 27 commercial loans, with outstanding balances totaling $197.2 million. Based on the amount of pledged collateral, the Bank had available liquidity of $147.0 million.
At June 30, 2016, the Company had outstanding commitments to originate loans of $367.6 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $779.7 million. At June 30, 2016, time deposits scheduled to mature in less than one year totaled $1.21 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2016, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	3.33%	(3.85)%
50 basis point decrease in rates	(4.82)%	(6.68)%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the

Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise in the 12 month projected horizon. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2016, income at risk over the next twelve months (i.e., the change in net interest income) increased 3.33% and decreased 4.82% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2016.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained approval for and initiated a third buyback plan on October 15, 2014. Under this plan, the Company was authorized to repurchase up to 2,566,283 shares, or 5% of the outstanding shares at the time the plan was approved and had a remaining authorization to purchase an additional 254,394 shares. On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. In connection with this authorization, the third share repurchase program was suspended and the remaining shares are no longer available for repurchase. There were no purchases of equity securities during the second quarter of 2016 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

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
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
Rockville Financial , Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
On November 14, 2013, United Financial Bancorp, Inc. and its subsidiary United Bank entered into an Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Merger (incorporated by reference herein to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.14
Rockville Financial , Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948))

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

10.20	United Financial Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for the Company filed September 8, 2015)
10.21	Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 filed herewith
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
Date: August 5, 2016