Form 10-Q
period 2016-09-30
United Financial Bancorp, Inc.
filed 2016-11-04
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 50,512,092 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and due from banks	$51,951	$47,602
Short-term investments	162,295	47,574
Total cash and cash equivalents	214,246	95,176
Available-for-sale securities - at fair value	1,052,439	1,059,169
Held-to-maturity securities - at amortized cost	14,162	14,565
Loans held for sale	83,321	10,136
Loans receivable (net of allowance for loan losses of $41,080 at September 30, 2016 and $33,887 at December 31, 2015)	4,689,834	4,587,062
Federal Home Loan Bank of Boston stock	52,847	51,196
Accrued interest receivable	17,888	15,740
Deferred tax asset, net	32,529	33,094
Premises and equipment, net	52,520	54,779
Goodwill	115,281	115,281
Core deposit intangible	6,287	7,506
Cash surrender value of bank-owned life insurance	126,948	125,101
Other real estate owned	2,792	755
Other assets	83,761	58,981
Total assets	$6,544,855	$6,228,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$687,865	$657,718
Interest-bearing	4,007,606	3,779,353
Total deposits	4,695,471	4,437,071
Mortgagors’ and investors’ escrow accounts	9,045	13,526
Advances from the Federal Home Loan Bank	977,483	949,003
Other borrowings	125,399	150,017
Accrued expenses and other liabilities	81,217	53,403
Total liabilities	5,888,615	5,603,020

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 and 60,000,000 shares; 50,462,946 and 49,941,428 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively)	526,404	519,587
Additional paid-in capital	10,124	10,722
Unearned compensation - ESOP	(5,751)	(5,922)
Retained earnings	129,076	112,013
Accumulated other comprehensive loss, net of tax	(3,613)	(10,879)
Total stockholders’ equity	656,240	625,521
Total liabilities and stockholders’ equity	$6,544,855	$6,228,541

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$45,331	$41,878	$134,359	$123,658
Securities - taxable interest	4,808	4,907	14,830	14,947
Securities - non-taxable interest	2,140	2,080	6,201	6,353
Securities - dividends	990	708	2,934	1,554
Interest-bearing deposits	67	52	207	119
Total interest and dividend income	53,336	49,625	158,531	146,631
Interest expense:
Deposits	6,279	5,319	18,927	15,643
Borrowed funds	4,028	2,663	11,677	7,099
Total interest expense	10,307	7,982	30,604	22,742
Net interest income	43,029	41,643	127,927	123,889
Provision for loan losses	3,766	3,252	10,078	9,225
Net interest income after provision for loan losses	39,263	38,391	117,849	114,664
Non-interest income:
Service charges and fees	5,726	5,960	14,679	15,434
Gain (loss) on sales of securities, net	48	(59)	1,867	639
Income from mortgage banking activities	2,198	2,257	5,389	7,618
Bank-owned life insurance income	899	893	2,531	2,557
Net loss on limited partnership investments	(850)	(991)	(3,290)	(2,337)
Other income (loss)	(132)	(242)	(28)	113
Total non-interest income	7,889	7,818	21,148	24,024
Non-interest expense:
Salaries and employee benefits	18,301	16,994	56,105	50,161
Service bureau fees	1,960	1,828	6,219	5,114
Occupancy and equipment	3,580	3,343	11,330	11,600
Professional fees	1,125	1,581	2,893	3,280
Marketing and promotions	656	587	2,271	1,843
FDIC insurance assessments	819	750	2,800	2,651
Core deposit intangible amortization	385	433	1,219	1,363
FHLBB prepayment penalties	—	—	1,454	—
Other	5,410	6,360	16,389	16,878
Total non-interest expense	32,236	31,876	100,680	92,890
Income before income taxes	14,916	14,333	38,317	45,798
Provision for income taxes	757	952	3,206	6,060
Net income	$14,159	$13,381	$35,111	$39,738

Net income per share:
Basic	$0.28	$0.27	$0.71	$0.81
Diluted	$0.28	$0.27	$0.70	$0.81
Weighted-average shares outstanding:
Basic	49,800,105	48,931,203	49,617,136	48,829,193
Diluted	50,141,175	49,429,809	49,917,049	49,339,271

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$14,159	$13,381	$35,111	$39,738
Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	(274)	7,771	23,253	2,719
Reclassification adjustment for losses (gains) realized in operations (1)	(48)	59	(1,867)	(639)
Net unrealized gains (losses)	(322)	7,830	21,386	2,080
Tax effect - benefit (expense)	120	(2,820)	(7,691)	(756)
Net-of-tax amount - securities available for sale	(202)	5,010	13,695	1,324
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	2,854	(4,898)	(8,582)	(5,533)
Reclassification adjustment for expense (benefit) realized in operations (2)	(664)	—	(1,844)	12
Net unrealized gains (losses)	2,190	(4,898)	(10,426)	(5,521)
Tax effect - benefit (expense)	(788)	1,764	3,757	1,989
Net-of-tax amount - interest rate swaps	1,402	(3,134)	(6,669)	(3,532)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	2	2	5	5
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	123	191	371	570
Change in losses and prior service costs	125	193	376	575
Tax effect - expense	(46)	(74)	(136)	(65)
Net-of-tax amount - pension and post-retirement plans	79	119	240	510
Total other comprehensive income (loss)	1,279	1,995	7,266	(1,698)
Comprehensive income	$15,438	$15,376	$42,377	$38,040

(1)
Amounts are included in gain (loss) on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax (expense) benefit associated with the reclassification adjustment was $(17) and $21 for the three months ended September 30, 2016 and 2015, respectively. Income tax expense associated with the reclassification adjustment was $(673) and $(230) for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2016 was $239. Income tax expense (benefit) associated with the reclassification adjustment for the nine months ended September 30, 2016 and 2015 was $664 and $(4), respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for prior service costs for the three and nine months ended September 30, 2016 and 2015 was minimal.

(4)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment of the losses recognized in net periodic benefit cost for the three months ended September 30, 2016 and 2015 was $44 and $69, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in net periodic benefit cost for the nine months ended September 30, 2016 and 2015 was $134 and $205, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	35,111	7,266	42,377
Stock-based compensation expense	—	—	1,543	—	—	—	1,543
ESOP shares released or committed to be released	—	—	45	171	—	—	216
Shares issued for stock options exercised and SARs	489,361	6,357	(1,893)	—	—	—	4,464
Shares issued for restricted stock grants	39,328	460	(460)	—	—	—	—
Cancellation of shares for tax withholding	(7,171)	—	(90)	—	—	—	(90)
Tax benefit from stock-based awards	—	—	257	—	—	—	257
Dividends paid ($0.36 per common share)	—	—	—	—	(18,048)	—	(18,048)
Balance at September 30, 2016	50,462,946	$526,404	$10,124	$(5,751)	$129,076	$(3,613)	$656,240

Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	$602,408
Comprehensive income	—	—	—	—	39,738	(1,698)	38,040
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	(5,171)
Stock-based compensation expense	—	—	689	—	—	—	689
ESOP shares released or committed to be released	—	—	51	171	—	—	222
Shares issued for stock options exercised and SARs	349,387	4,657	(2,047)	—	—	—	2,610
Shares issued for restricted stock grants	27,330	340	(340)	—	—	—	—
Cancellation of shares for tax withholding	(18,044)	(184)	(67)	—	—	—	(251)
Tax benefit from stock-based awards	—	—	(293)	—	—	—	(293)
Dividends paid ($0.34 per common share)	—	—	—	—	(16,802)	—	(16,802)
Forfeited unvested restricted stock	(1,135)	—	—	—	—	—	—
Balance at September 30, 2015	49,517,538	$513,831	$14,000	$(5,979)	$107,788	$(8,188)	$621,452

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$35,111	$39,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	4,163	3,934
Accretion of intangible assets and purchase accounting marks	(1,006)	(9,034)
Amortization of subordinated debt issuance costs	95	95
Stock-based compensation expense	1,543	689
ESOP expense	216	222
Loss on extinguishment of debt	1,454	—
Tax benefit from stock-based awards	(257)	293
Provision for loan losses	10,078	9,225
Gain on sales of securities, net	(1,867)	(639)
Loans originated for sale	(355,361)	(290,795)
Principal balance of loans sold	282,176	285,504
Increase in mortgage servicing asset	(22)	(1,266)
Gain on sales of other real estate owned	(136)	(166)
Net gain in mortgage banking fair value adjustments	(2,144)	(836)
(Gain) loss on disposal of equipment	168	193
Write-downs of other real estate owned	4	118
Depreciation and amortization	4,108	3,997
Net loss on limited partnership investments	3,290	2,337
Deferred income tax (benefit) expense	(3,502)	3,447
Increase in cash surrender value of bank-owned life insurance	(2,531)	(2,557)
Net change in:
Deferred loan fees and premiums	(3,195)	(2,240)
Accrued interest receivable	(2,148)	(1,265)
Other assets	(41,393)	(16,834)
Accrued expenses and other liabilities	25,281	11,002
Net cash provided by (used in) operating activities	(45,875)	35,162
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	241,452	195,335
Proceeds from calls and maturities of available-for-sale securities	12,491	16,655
Principal payments on available-for-sale securities	66,210	67,277
Principal payments on held-to-maturity securities	380	630
Purchases of available-for-sale securities	(288,390)	(308,253)
Redemption of FHLBB stock	3,392	—
Purchase of FHLBB stock	(5,043)	(8,864)
Proceeds from sale of other real estate owned	1,237	2,232
Purchases of loans	(92,162)	(11,348)
Loan originations, net of principal repayments	(18,656)	(297,971)
Proceeds from BOLI death benefit	689	—
Purchases of premises and equipment	(1,879)	(3,186)
Proceeds from sale of equipment	17	192
Net cash used in investing activities	(80,262)	(347,301)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	30,147	20,176
Net increase in interest-bearing deposits	229,329	210,249
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	(4,481)	(4,896)
Net increase in short-term FHLBB advances	54,800	57,200
Repayments of long-term FHLBB advances	(13,955)	(6,977)
Prepayments of long-term FHLBB borrowings and penalty	(37,796)	—
Proceeds from long-term FHLBB advances	25,341	116,800
Net change in other borrowings	(24,761)	(49,148)
Proceeds from exercise of stock options and SARs	4,464	2,610
Common stock repurchased	—	(5,171)
Cancellation of shares for tax withholding	(90)	(251)
Tax benefit from stock-based awards	257	(293)
Cash dividend paid on common stock	(18,048)	(16,802)
Net cash provided by financing activities	245,207	323,497
Net increase in cash and cash equivalents	119,070	11,358
Cash and cash equivalents, beginning of period	95,176	86,952
Cash and cash equivalents, end of period	$214,246	$98,310

Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) during the year for:
Interest	$31,705	$25,757
Income taxes, net	3,300	(6,719)
Transfer of loans to other real estate owned	3,163	318
Decrease in due to broker, investment purchases	3,009	(1,105)
Decrease in due to broker, common stock buyback	—	(523)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Glastonbury, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
Statement of Cash Flows
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address eight specific cash flow issues with the objective of reducing diversity in practice in how certain transactions are classified in the statement of cash flows. The issues identified within the ASU include: 1) debt prepayments and extinguishment costs, 2) settlement of zero-coupon debt, 3) settlement of contingent consideration, 4) insurance proceeds, 5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the disclosures in the Company’s Statements of Cash Flows, but does not expect this ASU to have a material impact on the Company’s financial statements.

Financial Instruments
In June 2016, FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are US Securities and Exchange Commission filers, such as the Company, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU potentially could have a significant impact on the Company’s allowance for loan losses, however, no assessment of the potential impact has been determined. Efforts are in process to quantify and prepare for the ASU’s effective date.
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
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at September 30, 2016 and December 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$161,388	$3,280	$—	$164,668
Government-sponsored residential collateralized debt obligations	195,056	2,841	(67)	197,830
Government-sponsored commercial mortgage-backed securities	27,107	713	—	27,820
Government-sponsored commercial collateralized debt obligations	176,706	3,020	—	179,726
Asset-backed securities	159,195	2,067	(905)	160,357
Corporate debt securities	59,848	1,953	(1,591)	60,210
Obligations of states and political subdivisions	221,367	4,522	(2,033)	223,856
Total debt securities	1,000,667	18,396	(4,596)	1,014,467
Marketable equity securities, by sector:
Banks	33,087	1,589	—	34,676
Industrial	109	55	—	164
Mutual funds	2,880	64	(2)	2,942
Oil and gas	131	59	—	190
Total marketable equity securities	36,207	1,767	(2)	37,972
Total available-for-sale securities	$1,036,874	$20,163	$(4,598)	$1,052,439
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,331	$1,199	$(14)	$13,516
Government-sponsored residential mortgage-backed securities	1,831	222	—	2,053
Total held-to-maturity securities	$14,162	$1,421	$(14)	$15,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At September 30, 2016, the net unrealized gain on securities available for sale of $15.6 million, net of an income tax expense of $5.6 million, or $10.0 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at September 30, 2016 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$175	$176	$—	$—
After 1 year through 5 years	16,118	16,537	1,184	1,229
After 5 years through 10 years	47,906	49,018	—	—
After 10 years	217,016	218,335	11,147	12,287
	281,215	284,066	12,331	13,516
Government-sponsored residential mortgage-backed securities	161,388	164,668	1,831	2,053
Government-sponsored residential collateralized debt obligations	195,056	197,830	—	—
Government-sponsored commercial mortgage-backed securities	27,107	27,820	—	—
Government-sponsored commercial collateralized debt obligations	176,706	179,726	—	—
Asset-backed securities	159,195	160,357	—	—
Total debt securities	$1,000,667	$1,014,467	$14,162	$15,569
At September 30, 2016, the Company had 114 securities with a fair value of $549.3 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2015, the Company had 114 securities with a fair value of $446.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended September 30, 2016 and 2015, gross gains of $325,000 and $185,000 were realized on the sales of available-for-sale securities for both periods, respectively. There were gross losses of $277,000 and $244,000 realized on the sale of available-for-sale securities for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, gross gains of $2.6 million and $2.4 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $743,000 and $1.8 million realized on the sale of available-for-sale securities for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of September 30, 2016, the fair value of the obligations of states and political subdivisions portfolio was $237.4 million, with no significant geographic or issuer exposure concentrations. Of the total revenue and general obligations of $237.4 million, $105.2 million were representative of general obligation bonds for which $67.8 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.
The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2016
Available for sale:
Debt Securities:
Government-sponsored residential collateralized debt obligations	$6,821	$(25)	$6,929	$(42)	$13,750	$(67)
Asset-backed securities	1,207	(25)	26,357	(880)	27,564	(905)
Corporate debt securities	—	—	3,165	(1,591)	3,165	(1,591)
Obligations of states and political subdivisions	47,552	(913)	44,100	(1,120)	91,652	(2,033)
Total debt securities	55,580	(963)	80,551	(3,633)	136,131	(4,596)
Marketable equity securities	—	—	95	(2)	95	(2)
Total available-for-sale securities	$55,580	$(963)	$80,646	$(3,635)	$136,226	$(4,598)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$1,093	$(14)	$—	$—	$1,093	$(14)
Total held to maturity securities	$1,093	$(14)	$—	$—	$1,093	$(14)

December 31, 2015
Available for sale:
Debt Securities:
U.S. Government and government-sponsored enterprise obligations	$4,867	$(66)	$4,977	$(17)	$9,844	$(83)
Government-sponsored residential mortgage-backed securities	107,142	(1,183)	7,195	(121)	114,337	(1,304)
Government-sponsored residential collateralized debt obligations	152,278	(1,357)	3,506	(46)	155,784	(1,403)
Government-sponsored commercial mortgage-backed securities	16,207	(200)	—	—	16,207	(200)
Government-sponsored commercial collateralized debt obligations	38,151	(221)	3,496	(50)	41,647	(271)
Asset-backed securities	93,723	(1,233)	49,462	(1,804)	143,185	(3,037)
Corporate debt securities	42,102	(797)	6,720	(1,690)	48,822	(2,487)
Obligations of states and political subdivisions	47,878	(946)	42,685	(717)	90,563	(1,663)
Total debt securities	502,348	(6,003)	118,041	(4,445)	620,389	(10,448)
Marketable equity securities	18,449	(287)	6,176	(261)	24,625	(548)
Total available-for-sale securities	$520,797	$(6,290)	$124,217	$(4,706)	$645,014	$(10,996)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$1,104	$(10)	$—	$—	$1,104	$(10)
Total held to maturity securities	$1,104	$(10)	$—	$—	$1,104	$(10)

Of the available-for-sale securities summarized above as of September 30, 2016, 32 issues had unrealized losses equaling 1.7% of the amortized cost basis for less than twelve months and 62 issues had an unrealized loss of 4.3% of the amortized cost basis for twelve months or more. There was one unrealized loss of $14,000 on a debt security held to maturity at September 30, 2016. As of December 31, 2015, 146 issues had unrealized losses equaling 1.2% of the cost basis for less than twelve months and 96 issues had unrealized losses equaling 3.7% of the amortized cost basis for twelve months or more.
Management believes that no individual unrealized loss as of September 30, 2016 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2016.
Government-sponsored residential collateralized debt obligations. The unrealized losses on the Company’s government-sponsored residential collateralized debt obligations were caused by the continued pickup of prepayment speeds given the overall drop in the government curve over the period, which encouraged further refinancing relative to original purchase expectations. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities. The unrealized losses on the Company’s asset-backed securities were largely driven by increases in the spreads of the respective sectors’ asset classes over comparable securities relative to the time of purchase. The majority of these securities have resetting coupons that adjust on a quarterly basis and the market credit and liquidity spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment, as the security reprices quarterly to the three month LIBOR and market spreads on similar newly issued securities have increased. No loss of principal is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by overall wider credit spreads on certain securities relative to the time of purchase.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to a shift in the spreads on the short end of the municipal spread curve relative to the spreads on the bonds at the time of purchase.
Marketable equity securities. The unrealized loss on marketable equity securities largely pertains to widening credit spreads and higher rates for certain affected securities relative to their respective purchase.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$392,168	8.3%	$322,084	7.0%
Investor non-owner occupied	1,702,701	36.1	1,673,248	36.3
Construction	90,380	1.9	129,922	2.8
Total commercial real estate loans	2,185,249	46.3	2,125,254	46.1

Commercial business loans	660,676	14.0	603,332	13.1

Consumer loans:
Residential real estate	1,129,079	23.9	1,179,915	25.6
Home equity	479,390	10.2	431,282	9.3
Residential construction	52,476	1.1	41,084	0.9
Other consumer	213,830	4.5	233,064	5.0
Total consumer loans	1,874,775	39.7	1,885,345	40.8

Total loans	4,720,700	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	10,214		7,018
Allowance for loan losses	(41,080)		(33,887)
Loans - net	$4,689,834		$4,587,062
Purchased Credit Impaired Loans
Purchased credit impaired loans (“PCI”) are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). At September 30, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $4.7 million and the aggregate outstanding principal balance was $7.5 million.
The following table summarizes the activity in the the accretable yield balance for PCI loans for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$(118)	$(570)	$(413)	$(1,587)
Accretion	—	1	—	178
Reclassification to nonaccretable balance	—	42	232	882
Paid off	—	114	63	114
Balance at end of period	$(118)	$(413)	$(118)	$(413)
Reclassifications of $232,000 and $882,000 from the accretable balance to the nonaccretable balance occurred during the nine months ended September 30, 2016 and 2015, respectively, due to reductions in expected cash flows for the ASC 310-30 loans.
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
At September 30, 2016, the Company had a loan loss allowance of $41.1 million, or 0.87%, of total loans as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
For acquired loans, our ALL is estimated based upon our evaluation of the credit quality of the acquired loan portfolio or expected cash flows for the acquired PCI loans. To the extent that we experience a deterioration in credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans, in excess of any existing purchase accounting discounts.
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
The following table presents the Company’s loans by risk rating at September 30, 2016 and December 31, 2015:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
September 30, 2016
Loans rated 1-5	$363,114	$1,656,821	$140,314	$629,212	$1,111,502	$473,948	$213,507
Loans rated 6	7,219	16,552	254	6,518	1,286	—	—
Loans rated 7	21,835	29,328	2,288	24,946	16,291	5,441	323
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	1	—
	$392,168	$1,702,701	$142,856	$660,676	$1,129,079	$479,390	$213,830

December 31, 2015
Loans rated 1-5	$298,509	$1,610,582	$156,607	$568,248	$1,162,393	$426,702	$233,054
Loans rated 6	10,074	38,448	10,860	8,382	1,355	24	—
Loans rated 7	13,501	24,218	3,539	26,655	16,167	4,553	10
Loans rated 8	—	—	—	47	—	—	—
Loans rated 9	—	—	—	—	—	3	—
	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064

Activity in the allowance for loan losses for the periods ended September 30, 2016 and 2015 were as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2016
Balance, beginning of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961
Provision (credit) for loan losses	72	1,082	(201)	527	404	245	1,321	316	3,766
Loans charged off	—	(287)	—	(188)	(216)	(81)	(368)	—	(1,140)
Recoveries of loans previously charged off	—	302	3	146	—	15	27	—	493
Balance, end of period	$3,339	$14,743	$1,816	$7,379	$8,095	$2,711	$1,672	$1,325	$41,080

Three Months Ended September 30, 2015
Balance, beginning of period	$1,499	$10,459	$1,963	$5,334	$6,995	$2,052	$104	$450	$28,856
Provision (credit) for loan losses	169	1,222	(224)	690	960	178	57	200	3,252
Loans charged off	—	(215)	—	(840)	(304)	(67)	(70)	—	(1,496)
Recoveries of loans previously charged off	—	—	—	121	75	—	24	—	220
Balance, end of period	$1,668	$11,466	$1,739	$5,305	$7,726	$2,163	$115	$650	$30,832

Nine Months Ended September 30, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision (credit) for loan losses	1,247	2,587	(82)	1,814	974	692	2,315	531	10,078
Loans charged off	(138)	(1,083)	—	(744)	(733)	(438)	(907)	—	(4,043)
Recoveries of loans previously charged off	56	380	3	482	53	66	118	—	1,158
Balance, end of period	$3,339	$14,743	$1,816	$7,379	$8,095	$2,711	$1,672	$1,325	$41,080

Nine Months Ended September 30, 2015
Balance, beginning of period	$1,281	$8,137	$1,470	$5,808	$5,998	$1,929	$75	$111	$24,809
Provision for loan losses	387	4,034	771	651	2,200	448	195	539	9,225
Loans charged off	—	(837)	(502)	(1,793)	(708)	(214)	(239)	—	(4,293)
Recoveries of loans previously charged off	—	132	—	639	236	—	84	—	1,091
Balance, end of period	$1,668	$11,466	$1,739	$5,305	$7,726	$2,163	$115	$650	$30,832

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2016 and December 31, 2015 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$761	$70	$—	$391	$—	$1,222
Allowance related to loans collectively evaluated and not deemed impaired	3,339	14,743	1,816	6,402	8,025	2,711	1,281	1,325	39,642
Allowance related to loans acquired with deteriorated credit quality	—	—	—	216	—	—	—	—	216
Total allowance for loan losses	$3,339	$14,743	$1,816	$7,379	$8,095	$2,711	$1,672	$1,325	$41,080

Loans deemed impaired	$3,539	$9,747	$3,863	$10,929	$16,932	$6,528	$512	$—	$52,050
Loans not deemed impaired	388,629	1,691,653	138,993	648,438	1,112,147	472,862	211,208	—	4,663,930
Loans acquired with deteriorated credit quality	—	1,301	—	1,309	—	—	2,110	—	4,720
Total loans	$392,168	$1,702,701	$142,856	$660,676	$1,129,079	$479,390	$213,830	$—	$4,720,700

December 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$147	$121	$74	$—	$—	$—	$342
Allowance related to loans collectively evaluated and not deemed impaired	2,174	12,859	1,748	5,531	7,727	2,391	146	794	33,370
Allowance related to loans acquired with deteriorated credit quality	—	—	—	175	—	—	—	—	175
Total allowance for loan losses	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887

Loans deemed impaired	$4,037	$13,923	$4,660	$13,035	$16,036	$4,556	$8	$—	$56,255
Loans not deemed impaired	317,628	1,657,721	166,346	588,982	1,163,879	426,726	230,061	—	4,551,343
Loans acquired with deteriorated credit quality	419	1,604	—	1,315	—	—	2,995	—	6,333
Total loans	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064	$—	$4,613,931
Management has established the allowance for loan loss in accordance with GAAP at September 30, 2016 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2016 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2016 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at September 30, 2016 and December 31, 2015, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
September 30, 2016
Owner-occupied CRE	$1,015	$160	$1,909	$3,084	$—	$2,933
Investor CRE	1,243	1,510	3,242	5,995	178	4,079
Construction	—	—	2,109	2,109	—	2,315
Commercial business loans	690	202	2,360	3,253	38	2,686
Residential real estate	236	2,649	6,996	9,881	—	15,563
Home equity	1,248	1,181	2,151	4,580	—	5,419
Other consumer	1,854	450	256	2,560	242	333
Total	$6,286	$6,152	$19,023	$31,462	$458	$33,328

December 31, 2015
Owner-occupied CRE	$900	$191	$1,505	$2,596	$—	$3,055
Investor CRE	3,154	2,498	4,519	10,171	—	8,565
Construction	214	449	2,135	2,798	—	2,808
Commercial business loans	526	266	2,804	3,596	66	4,244
Residential real estate	8,507	2,112	6,936	17,555	238	14,056
Home equity	2,009	646	1,549	4,204	—	5,066
Other consumer	17	3	8	28	3	8
Total	$15,327	$6,165	$19,456	$40,948	$307	$37,802
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At September 30, 2016 and December 31, 2015, there was one U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$3,539	$4,459	$—	$4,037	$5,370	$—
Investor CRE	9,747	10,404	—	13,923	15,011	—
Construction	3,863	5,932	—	4,442	6,869	—
Commercial business loans	9,977	13,618	—	12,634	14,477	—
Residential real estate	15,674	18,845	—	14,056	16,876	—
Home equity	6,528	7,376	—	5,259	5,953	—
Other consumer	33	33	—	8	11	—
Total	49,361	60,667	—	54,359	64,567	—

Impaired loans with a valuation allowance:
Construction	—	—	—	218	218	147
Commercial business loans	952	952	761	401	401	121
Residential real estate	1,258	1,274	70	1,277	1,292	74
Other consumer	479	1,617	391	—	—	—
Total	2,689	3,843	1,222	1,896	1,911	342
Total impaired loans	$52,050	$64,510	$1,222	$56,255	$66,478	$342
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$4,037	$—	$5,310	$67
Investor CRE	10,737	218	12,537	385
Construction	4,012	30	3,867	26
Commercial business loans	12,706	—	6,479	493
Residential real estate	16,843	185	15,138	779
Home equity	5,992	71	3,957	51
Other consumer	921	—	19	8
Total	$55,248	$504	$47,307	$1,809

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$4,073	$241	$6,253	$171
Investor CRE	11,717	325	12,288	821
Construction	4,499	104	3,564	83
Commercial business loans	13,034	337	6,536	804
Residential real estate	16,466	556	14,303	1,161
Home equity	5,592	156	3,316	91
Other consumer	469	1	28	9
Total	$55,850	$1,720	$46,288	$3,140

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
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$18,758	$18,453
Non-accrual status	7,345	5,611
Total recorded investment in TDRs	$26,103	$24,064

Accruing TDRs performing under modified terms more than one year	$8,394	$5,821
Specific reserves for TDRs included in the balance of allowance for loan losses	$690	$223
Additional funds committed to borrowers in TDR status	$—	$513

Loans restructured as TDRs during the three and nine months ended September 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended			Nine Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
September 30, 2016
Owner-occupied CRE	—	$—	$—	5	$654	$654
Construction	—	—	—	2	67	67
Commercial business	2	2,083	2,083	7	4,667	6,750
Residential real estate	4	377	385	13	1,320	1,705
Home equity	5	886	886	14	1,338	2,224
Total TDRs	11	$3,346	$3,354	41	$8,046	$11,400

September 30, 2015
Investor CRE	—	$—	$—	2	$791	$791
Construction	—	—	—	2	564	564
Commercial business	3	592	592	5	1,340	1,340
Residential real estate	2	59	59	15	2,544	2,561
Home equity	5	455	455	9	622	602
Total TDRs	10	$1,106	$1,106	33	$5,861	$5,858

The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended September 30,
	2016					2015
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Commercial business	$—	$—	$100	$—	$1,983	$585	$—	$7	$—	$—
Residential real estate	87	—	290	—	—	—	39	101	—	—
Home equity	—	261	137	488	—	—	—	20	—	354
	$87	$261	$527	$488	$1,983	$585	$39	$128	$—	$354

	Nine Months Ended September 30,
	2016					2015
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$—	$86	$—	$58	$—	$—	$—	$—	$—
Investor CRE	—	—	—	—	—	538	—	253	—	—
Construction	23	—	44	—	—	564	—	—	—	—
Commercial business	2,000	—	243	348	2,076	1,333	—	7	—	—
Residential real estate	87	—	672	561	—	—	940	370	786	529
Home equity	—	261	473	604	—	—	—	95	28	418
	$2,620	$261	$1,518	$1,513	$2,134	$2,435	$940	$725	$814	$947
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	September 30, 2016		September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Owner-occupied CRE	—	$—	4	$359
Investor CRE	—	—	3	880
Construction	1	437	—	—
Residential real estate	—	—	3	402
Total	1	$437	10	$1,641
The majority of restructured loans were on accrual status as of September 30, 2016 and December 31, 2015. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.02 billion and $863.7 million as of September 30, 2016 and December 31, 2015, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2016 and December 31, 2015 was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 298 and 183, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and nine months ended September 30, 2016, the Company received servicing income in the amount of $416,000 and $1.3 million compared to $310,000 and $799,000, for the same periods in 2015, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$6,589	$5,994	$7,074	$4,729
Change in fair value recognized in net income	(114)	(888)	(1,800)	(888)
Issuances	621	889	1,822	2,154
Fair value of mortgage servicing rights at end of period	$7,096	$5,995	$7,096	$5,995

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2014	$115,240	$9,302
Adjustments	41	—
Amortization expense	—	(1,796)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(1,219)
Balance at September 30, 2016	$115,281	$6,287

Estimated amortization expense for the years ending December 31,
2016 (remaining three months)		$385
2017		1,411
2018		1,219
2019		1,026
2020		834
2021 and thereafter		1,412
Total remaining		$6,287

On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $385,000 and $433,000 for the three months ended September 30, 2016 and 2015, respectively, and was $1.2 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston (“FHLBB”) Advances
The Bank is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2016 and December 31, 2015 are summarized below:

	September 30, 2016		December 31, 2015
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2016	$445,000	0.63%	$637,580	0.60%
2017	288,000	1.09	151,000	1.76
2018	140,044	1.48	120,795	1.54
2019	20,000	1.45	20,000	1.63
2020 and thereafter	82,306	0.73	16,130	2.21
	$975,350	0.91%	$945,505	0.95%
The total carrying value of FHLBB advances at September 30, 2016 was $977.5 million, which includes a remaining fair value adjustment of $2.1 million on acquired advances. At December 31, 2015, the total carrying value of FHLBB advances was $949.0 million, with a remaining fair value adjustment of $3.5 million.
At September 30, 2016, eight advances totaling $93.0 million with interest rates ranging from 0.26% to 4.49%, which are scheduled to mature between 2017 and 2031, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.5 billion and $1.3 billion at September 30, 2016 and December 31, 2015, respectively.
In addition to the outstanding advances, the Bank has access to an unused line of credit with the FHLBB amounting to $10.0 million at September 30, 2016 and December 31, 2015. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At September 30, 2016, the Bank could borrow immediately an additional $408.5 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$79,658	$79,489
Wholesale repurchase agreements	20,000	45,000
Customer repurchase agreements	21,387	19,278
Other	4,354	6,250
Total other borrowings	$125,399	$150,017
Subordinated Debentures
At September 30, 2016 and December 31, 2015, the carrying value of the Company’s subordinated debentures totaled $79.7 million and $79.5 million, respectively.

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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.1 million at September 30, 2016. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of September 30, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
September 30, 2016
Repurchase Agreements
U.S. Agency Securities	$21,387	$—	$20,000	$—	$41,387

December 31, 2015
Repurchase Agreements
U.S. Agency Securities	$19,278	$25,000	$20,000	$—	$64,278
As of September 30, 2016 and December 31, 2015, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million and $45.0 million, respectively. The outstanding advances at September 30, 2016 consisted of two individual borrowings with remaining terms of three years or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2015 consisted of three individual borrowings with remaining terms of three years or less and had a weighted average cost of 1.51%. The Company pledged investment securities with a market value of $24.2 million and $51.1 million as collateral for these borrowings at September 30, 2016 and December 31, 2015, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of September 30, 2016 and December 31, 2015, retail repurchase agreements totaled $21.4 million and $19.3 million, respectively. The Company pledged investment securities with a market value of $30.3 million and $34.6 million as collateral for these borrowings at September 30, 2016 and December 31, 2015, respectively.
Given that the repurchase agreements are secured by investment securities valued at market value, the collateral position is susceptible to change based upon variation in the market value of the securities that can arise due to fluctuations in interest rates, among other things. In the event that the interest rate changes result in a decrease in the value of the pledged securities, additional securities will be required to be pledged in order to secure the borrowings. Due to the short term nature of the majority of the repurchase agreements, Management believes the risk of further encumbered securities pose a minimal impact to the Company’s liquidity position.
Other
At September 30, 2016 other borrowings consist of capital lease obligations. At December 31, 2015 other borrowings consist of a secured borrowing and capital lease obligations. The secured borrowing relates to the transfer of a financial asset that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, it is accounted for as a secured borrowing and classified as long-term debt on the Consolidated Statements of Condition. The Company has capital lease obligations for three of its leased banking branches.
Other Sources of Wholesale Funding
The Bank has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Bank’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $223.6 million at a cost of 0.58% at September 30, 2016 and $123.1 million at a cost of 0.45% at December 31, 2015. The Bank maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at September 30, 2016.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2016 and December 31, 2015 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
September 30, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.61	TBD	(1)	2.43%		$(5,926)
Interest rate swaps	330,000	2.60	0.78%		1.47%		(8,592)
Fair value hedges:
Interest rate swaps	35,000	0.97	1.04%		0.60%	(2)	97
Non-hedging derivatives:
Forward loan sale commitments	121,961	0.00					(297)
Derivative loan commitments	47,921	0.00					868
Interest rate swap	7,500	9.79					(90)
Loan level swaps - dealer(3)	439,749	7.84	2.23%		3.80%		(28,769)
Loan level swaps - borrowers(3)	439,749	7.84	3.80%		2.23%		28,719
Total	$1,521,880						$(13,990)

December 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	7.99	TBD	(1)	2.46%		$(2,072)
Interest rate swaps	280,000	2.65	0.46%		1.28%		(2,020)
Fair value hedges:
Interest rate swaps	35,000	1.72	1.04%		0.48%	(2)	24
Non-hedging derivatives:
Forward loan sale commitments	25,060	0.00					(13)
Derivative loan commitments	9,403	0.00					223
Loan level swaps - dealer(3)	333,971	9.05	1.94%		3.93%		(12,059)
Loan level swaps - borrowers(3)	333,981	9.05	3.93%		1.94%		12,152
Total	$1,167,415						$(3,765)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for these forward starting cash flow hedges is October 16, 2017.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company did not record any hedge ineffectiveness.
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
As of September 30, 2016, the Company had ten outstanding interest rate derivatives with a notional value of $430.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and nine months ended September 30, 2016 and 2015, the Company recognized a negligible net reduction to interest expense.
As of September 30, 2016, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of September 30, 2016, the Company had 65 borrower-facing interest rate derivatives with an aggregate notional amount of $439.7 million and 65 broker derivatives with an aggregate notional value amount of $439.7 million related to this program.
As of September 30, 2016, the Company had five risk participation agreements with three counterparties related to a loan level interest rate swap with five of its commercial banking customers. Of these agreements, four were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. During the third quarter of 2015, one agreement was entered into in conjunction with credit enhancements provided to the borrower by the Bank, whereby the Bank is responsible for a percentage of the exposure to the counterparty. At September 30, 2016, the notional amount of this risk participation agreement was $6.1 million, reflecting the counterparty participation of 33.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At September 30, 2016, the notional amount of the remaining four risk participation agreements was $26.6 million, reflecting the counterparty participation level of 39.2%.
As of September 30, 2016, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. Both instruments are marked to market through the income statement.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2016 and December 31, 2015:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2016	Dec 31, 2015	Balance Sheet Location	Sep 30, 2016	Dec 31, 2015
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$21	$478	Other Liabilities	$14,539	$4,570
Interest rate swap - fair value hedge	Other Assets	97	50	Other Liabilities	—	26
Total derivatives designated as hedging instruments		$118	$528		$14,539	$4,596
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$4	$7	Other Liabilities	$301	$20
Derivative loan commitments	Other Assets	868	223		—	—
Interest rate swap	Other Assets	10	—	Other Liabilities	100	—
Interest rate swap - with customers	Other Assets	28,719	12,152		—	—
Interest rate swap - with counterparties		—	—	Other Liabilities	28,769	12,059
Total derivatives not designated as hedging		$29,601	$12,382		$29,170	$12,079
Effect of Derivative Instruments in the the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$2,190	$(4,898)	$(10,426)	$(5,521)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest rate swaps	$664	$—	$1,844	$(12)

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income for Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$100	$137	$73	$303

		Amount of Gain (Loss) Recognized in Income for Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$(100)	$(138)	$(73)	$(306)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of September 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(329)	$1,568	$645	$614
Forward loan sale commitments	(317)	(37)	(284)	39
Interest rate swaps	(190)	(245)	(17)	(3)
	$(836)	$1,286	$344	$650
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
As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $44.2 million. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $48.6 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
On October 29, 2015, a special meeting of shareholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan became effective as of the date of approval by the Company’s shareholders, and upon shareholder approval no other awards may be granted from the previously approved or assumed plans. As of September 30, 2016, 3,356,982 shares remained available for future grants under the 2015 Plan.
For the nine-month period ended September 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $80,000 with a related tax benefit of $29,000 and $1.5 million with a related tax benefit of $527,000, respectively. Of the total expense amount for the nine-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $325,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.2 million. For the nine-month period ended September 30, 2015, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $100,000 with a related tax benefit of $36,000 and $589,000 with a related tax benefit of $212,000, respectively.
For the three-month period ended September 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $20,000 with a related tax benefit of $7,000 and $499,000 with a related tax benefit of $180,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $105,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $414,000. For the three-month period ended September 30, 2015, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $32,000 with a related tax benefit of $12,000 and $131,000 with a related tax benefit of $47,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the nine months ended September 30, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,649,735	$10.88
Granted	—	—
Exercised	(506,854)	9.28
Forfeited or expired	(27,696)	13.67
Outstanding at September 30, 2016	2,115,185	$11.22	5.3	$5.5
Stock options vested and exercisable at September 30, 2016	1,992,585	$11.07	5.2	$5.5
As of September 30, 2016, the unrecognized cost related to outstanding stock options was $200,000 and will be recognized over a weighted-average period of 2.0 years.

There were no stock options granted during the nine months ended September 30, 2016 and 2015.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were 20,208 options with a SAR component included in total options exercised during the nine months ended September 30, 2016.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the nine months ended September 30, 2016, the Company issued 39,328 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the nine months ended September 30, 2016, the weighted-average grant date fair value was $11.70 per share and the restricted stock awards vest in either equal annual installments on the anniversary date over a 3 year period or cliff vest at the end of the 3 year period. The following table presents the activity for restricted stock for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	326,013	$13.20
Granted	39,328	11.70
Vested	(21,377)	13.19
Forfeited	—	—
Unvested as of September 30, 2016	343,964	$13.03
As of September 30, 2016, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”)borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.3 million at September 30, 2016 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 25 years.
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
At September 30, 2016, the remaining loan had an outstanding balance of $6.3 million and the interest rate is the prime rate plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended September 30, 2016 and 2015, ESOP compensation expense was $77,000 and $75,000, respectively. For the nine months ended September 30, 2016 and 2015, ESOP compensation expense was $216,000 and $222,000, respectively.
The ESOP shares as of the period indicated below were as follows:

September 30, 2016
Allocated shares	1,175,239
Shares allocated for release	17,110
Unreleased shares	553,219
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$7,893

Note 9.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2016, the Bank exceeded all regulatory capital requirements and is considered “well-capitalized” under regulatory guidelines.

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
The following is a summary of the Company’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2016 and December 31, 2015 compared to the FDIC’s requirements for classification as a well-capitalized institution and for minimum capital adequacy:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
September 30, 2016
Total capital to risk weighted assets	$601,416	12.3%	$391,165	8.0%	$488,956	10.0%
Common equity tier 1 capital to risk weighted assets	558,812	11.4	220,584	4.5	318,621	6.5
Tier 1 capital to risk weighted assets	558,812	11.4	294,112	6.0	392,149	8.0
Tier 1 capital to total average assets	558,812	8.9	251,151	4.0	313,939	5.0
December 31, 2015
Total capital to risk weighted assets	$558,969	11.2%	$398,552	8.0%	$498,190	10.0%
Common equity tier 1 capital to risk weighted assets	523,786	10.5	224,266	4.5	323,940	6.5
Tier 1 capital to risk weighted assets	523,786	10.5	299,022	6.0	398,695	8.0
Tier 1 capital to total average assets	523,786	8.9	234,882	4.0	293,602	5.0

United Financial Bancorp, Inc.
September 30, 2016
Total capital to risk weighted assets	$655,285	13.3%	$394,156	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	537,681	10.9	221,978	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	537,681	10.9	295,971	6.0	N/A	N/A
Tier 1 capital to total average assets	537,681	8.5	253,026	4.0	N/A	N/A
December 31, 2015
Total capital to risk weighted assets	$628,915	12.5%	$401,542	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	518,732	10.3	225,972	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	518,732	10.3	301,296	6.0	N/A	N/A
Tier 1 capital to total average assets	518,732	8.9	233,926	4.0	N/A	N/A
Connecticut law restricts the amount of dividends that the Bank can pay the Company based on retained earnings for the current year and the preceding two years.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(6,704)	$(7,080)
Tax effect	2,416	2,551
Net-of-tax amount	(4,288)	(4,529)
Securities available for sale:
Net unrealized gain (loss)	15,562	(5,821)
Tax effect	(5,600)	2,088
Net-of-tax amount	9,962	(3,733)
Interest rate swaps:
Net unrealized loss	(14,518)	(4,092)
Tax effect	5,231	1,475
Net-of-tax amount	(9,287)	(2,617)
	$(3,613)	$(10,879)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Net income available to common stockholders	$14,159	$13,381	$35,111	$39,738
Weighted-average common shares outstanding	50,357,085	49,510,996	50,179,784	49,414,633
Less: average number of unallocated ESOP award shares	(556,980)	(579,793)	(562,648)	(585,440)
Weighted-average basic shares outstanding	49,800,105	48,931,203	49,617,136	48,829,193
Dilutive effect of stock options	341,070	498,606	299,913	510,078
Weighted-average diluted shares	50,141,175	49,429,809	49,917,049	49,339,271
Net income per share:
Basic	$0.28	$0.27	$0.71	$0.81
Diluted	$0.28	$0.27	$0.70	$0.81
For the three and nine months ended September 30, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 270,329 and 627,768, respectively. For the three and nine months ended September 30, 2015, the weighted-average number of anti-dilutive stock options excluded from diluted earnings per share were 637,770 shares. For the periods shown, the stock options are anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $82.1 million and $9.8 million at September 30, 2016 and December 31, 2015, respectively. The aggregate fair value of these loans as of the same dates was $83.3 million and $10.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2016 and December 31, 2015.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activity in the Consolidated Statements of Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage loans held for sale	$1,490	$(498)	$1,530	$183
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2016 and 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2016
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$164,668	$—	$164,668	$—
Government-sponsored residential collateralized debt obligations	197,830	—	197,830	—
Government-sponsored commercial mortgage-backed securities	27,820	—	27,820	—
Government-sponsored commercial collateralized debt obligations	179,726	—	179,726	—
Asset-backed securities	160,357	—	13,532	146,825
Corporate debt securities	60,210	—	58,698	1,512
Obligations of states and political subdivisions	223,856	—	223,856	—
Marketable equity securities	37,972	3,296	34,676	—
Total available-for-sale securities	$1,052,439	$3,296	$900,806	$148,337

Mortgage loan derivative assets	$882	$—	$882	$—
Mortgage loan derivative liabilities	401	—	401	—
Loans held for sale	83,321	—	83,321	—
Mortgage servicing rights	7,096	—	—	7,096
Interest rate swap assets	28,837	—	28,837	—
Interest rate swap liabilities	43,308	—	43,308	—

December 31, 2015
Available-for-Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,089	$—	$10,089	$—
Government-sponsored residential mortgage-backed securities	145,861	—	145,861	—
Government-sponsored residential collateralized-debt obligations	286,967	—	286,967	—
Government-sponsored commercial mortgage-backed securities	20,965	—	20,965	—
Government-sponsored commercial collateralized-debt obligations	128,972	—	128,972	—
Asset-backed securities	159,901	—	15,388	144,513
Corporate debt securities	59,960	—	58,403	1,557
Obligations of states and political subdivisions	201,115	—	201,115	—
Marketable equity securities	45,339	3,227	42,112	—
Total available-for-sale securities	$1,059,169	$3,227	$909,872	$146,070

Mortgage loan derivative assets	$230	$—	$230	$—
Mortgage loan derivative liabilities	20	—	20	—
Loans held for sale	10,136	—	10,136	—
Mortgage servicing rights	7,074	—	—	7,074
Interest rate swap assets	12,680	—	12,680	—
Interest rate swap liabilities	16,655	—	16,655	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$145,134	$146,956	$146,070	$137,207
Purchases (sales)	91	2,995	(909)	12,794
Principal payments and net accretion	(244)	(532)	(722)	(967)
Total realized losses included in earnings	(14)	—	(164)	—
Total unrealized gains (losses) included in other comprehensive income/loss	3,370	(800)	4,062	(415)
Balance at end of period	$148,337	$148,619	$148,337	$148,619

Balance of mortgage servicing rights, at beginning of period	$6,589	$5,994	$7,074	$4,729
Issuances	621	889	1,822	2,154
Change in fair value recognized in net income	(114)	(888)	(1,800)	(888)
Balance at end of period	$7,096	$5,995	$7,096	$5,995
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at September 30, 2016:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$146,825	Discounted Cash Flow	Discount Rates	2.4% - 3.7% (3.7%)
			Cumulative Default %	6.0% - 8.3% (8.4%)
			Loss Given Default	1.8% - 2.7% (2.7%)

Corporate debt - pooled trust	$1,512	Discounted Cash Flow	Discount Rate	6.3% (6.8%)
preferred security			Cumulative Default %	2.8% - 41.7% (11.3%)
			Loss Given Default	85% - 100% (94.4%)

Mortgage servicing rights	$7,096	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($61.12)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2016
Impaired loans	$4,413	$—	$—	$4,413
Other real estate owned	2,792	—	—	2,792
Total	$7,205	$—	$—	$7,205
December 31, 2015
Impaired loans	$2,096	$—	$—	$2,096
Other real estate owned	755	—	—	755
Total	$2,851	$—	$—	$2,851
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
Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans	$(573)	$(162)	$(1,040)	$(249)
Other real estate owned	—	—	(4)	(118)
Total	$(573)	$(162)	$(1,044)	$(367)
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
FHLBB stock: FHLBB stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed by the FHLBB at par value.
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

As of September 30, 2016 and December 31, 2015, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016
Financial assets:
Cash and cash equivalents	$214,246	$214,246	$—	$—	$214,246
Available-for-sale securities	1,052,439	3,296	900,806	148,337	1,052,439
Held-to-maturity securities	14,162	—	15,569	—	15,569
Loans held for sale	83,321	—	83,321	—	83,321
Loans receivable-net	4,689,834	—	—	4,719,683	4,719,683
FHLBB stock	52,847	—	—	52,847	52,847
Accrued interest receivable	17,888	—	—	17,888	17,888
Derivative assets	29,719	—	29,719	—	29,719
Mortgage servicing rights	7,096	—	—	7,096	7,096
Financial liabilities:
Deposits	4,695,471	—	—	4,703,203	4,703,203
Mortgagors’ and investors’ escrow accounts	9,045	—	—	9,045	9,045
FHLBB advances and other borrowings	1,102,882	—	1,101,421	—	1,101,421
Derivative liabilities	43,709	—	43,709	—	43,709

December 31, 2015
Financial assets:
Cash and cash equivalents	$95,176	$95,176	$—	$—	$95,176
Available-for-sale securities	1,059,169	3,227	909,872	146,070	1,059,169
Held-to-maturity securities	14,565	—	15,683	—	15,683
Loans held for sale	10,136	—	10,136	—	10,136
Loans receivable-net	4,587,062	—	—	4,629,243	4,629,243
FHLBB stock	51,196	—	—	51,196	51,196
Accrued interest receivable	15,740	—	—	15,740	15,740
Derivative assets	12,910	—	12,910	—	12,910
Mortgage servicing rights	7,074	—	—	7,074	7,074
Financial liabilities:
Deposits	4,437,071	—	—	4,436,456	4,436,456
Mortgagors’ and investors’ escrow accounts	13,526	—	—	13,526	13,526
FHLBB advances and other borrowings	1,099,020	—	1,096,452	—	1,096,452
Derivative liabilities	16,675	—	16,675	—	16,675
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$256,564	$219,407
Undisbursed construction loans	99,148	103,140
Undisbursed home equity lines of credit	349,655	320,140
Undisbursed commercial lines of credit	343,939	302,700
Standby letters of credit	13,253	9,477
Unused credit card lines	11,232	6,725
Unused checking overdraft lines of credit	1,396	1,293
Total	$1,075,187	$962,882
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $31.9 million at September 30, 2016 and is included in other assets in the consolidated statement of condition. At September 30, 2016, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $5.3 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2016.

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
Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.54 billion and stockholders’ equity of $656.2 million at September 30, 2016.
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
Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions and provide superior customer service to meet the financial needs of the communities in which we operate. The Company’s three year strategic plan includes:

•	Continuing to expand commercial business, owner-occupied commercial real estate and consumer lending activities while meeting the Company’s designated risk adjusted return on capital levels;

•	Decreasing the exposure to residential and investor non-owner occupied commercial real estate lending;

•	Growing the Company’s low cost core deposit base;

•	Increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of insurance and investment products; and

•	Remaining focused on improving operating efficiencies.
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

•	Build and diversify revenue streams through development of banking-related fee income, in particular, through the expansion of our financial advisory services;

•	Maintain expense discipline and improve operating efficiencies;

•	Invest in people and technology to enhance superior customer service and products to grow revenues while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings and grow tangible book value; and

•	Maintain a rigorous risk identification and management process.
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
Management has determined the allowance for loan losses by portfolio segment, which consists of residential real estate for loans collateralized by owner-occupied residential real estate, home equity lines of credit, owner-occupied and investor commercial real estate, construction, commercial business, and other consumer loans. Management further segregates these portfolios between loans which are accounted for under the amortized cost method (referred to as “covered” loans) and loans acquired (referred to as “acquired” loans), as acquired loans were originally recorded at fair value, which included an estimate of credit losses, resulting in no carryover of the related allowance for loan losses. An allowance for loan losses on acquired loans is only established to the extent that there is deterioration in loan quality exceeding the original estimates of credit loss established upon acquisition.
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
At September 30, 2016, derivative assets and liabilities were $29.7 million and $43.7 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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

The carrying value of goodwill at September 30, 2016 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The following is a reconciliation of Non-GAAP financial measures by major category for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
	(In thousands)
Net income (GAAP)	$14,159	$13,381	$35,111	$39,738
Adjustments:
Net interest income:
(Accretion)/amortization of loan mark	403	(2,787)	144	(6,852)
Accretion/(amortization) of deposit mark	359	841	1,077	2,765
Accretion/(amortization) of borrowings mark	427	464	1,315	1,419
Net adjustment to net interest income	(383)	(4,092)	(2,248)	(11,036)
Non-interest income:
Gain (loss) on sales of securities, net	(48)	59	(1,867)	(639)
BOLI death claim benefit	(70)	—	(70)	—
Net adjustment to non-interest income	(118)	59	(1,937)	(639)
Non-interest expense:
Merger and acquisition expense	—	—	—	—
Core deposit intangible amortization expense	(385)	(433)	(1,219)	(1,363)
Amortization of fixed assets fair value mark	(7)	(6)	(23)	(16)
Effect of position eliminations	(55)	—	(1,458)	—
FHLBB prepayment penalties	—	—	(1,454)	—
Effect of branch lease termination agreement	—	195	—	195
Net adjustment to non-interest expense	(447)	(244)	(4,154)	(1,184)
Total adjustments	(54)	(3,789)	(31)	(10,491)
Income tax expense adjustment	19	1,326	12	3,674
Operating net income (Non-GAAP)	$14,124	$10,918	$35,092	$32,921

The following table is a reconciliation of Non-GAAP financial measures for select average balances, interest income and expense, and average yields and cost for the periods indicated:

	Three Months Ended September 30, 2016
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$4,809,588	$45,867	3.80%	$3,598	$(403)	(0.04)%	$4,805,990	$46,270	3.84%
Total interest-earning assets	5,984,951	55,057	3.67	3,598	(403)	(0.03)	5,981,353	55,460	3.70
Time deposits	1,821,061	4,701	1.03	1,385	(359)	(0.08)	1,819,676	5,060	1.11
Federal Home Loan Bank advances	1,085,932	2,657	0.97	2,362	(445)	(0.17)	1,083,570	3,102	1.14
Other borrowings	119,902	1,371	4.55	(1,735)	18	0.12	121,637	1,353	4.43
Total interest-bearing liabilities	5,039,492	10,307	0.81	2,012	(786)	(0.07)	5,037,480	11,093	0.88

Tax-equivalent net interest margin			2.98%						2.96%

	Nine Months Ended September 30, 2016
	GAAP			Mark to Market			Operating
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(In thousands)
Total loans	$4,720,379	$135,941	3.84%	$1,420	$(144)	(0.01)%	$4,718,959	$136,085	3.85%
Total interest-earning assets	5,907,693	163,540	3.69	1,420	(144)	(0.01)	5,906,273	163,684	3.70
Time deposits	1,784,269	13,748	1.03	1,750	(1,076)	(0.08)	1,782,519	14,824	1.11
Federal Home Loan Bank advances	1,009,671	7,507	0.99	2,825	(1,364)	(0.19)	1,006,846	8,871	1.18
Other borrowings	130,586	4,170	4.27	(1,751)	48	0.11	132,337	4,122	4.16
Total interest-bearing liabilities	4,985,578	30,604	0.82	2,824	(2,392)	(0.06)	4,982,754	32,996	0.88

Tax-equivalent net interest margin			3.00%						2.95%
Executive Overview
Net income of $14.2 million, or $0.28 per diluted share, was recorded for the three months ended September 30, 2016, compared to net income of $13.4 million, or $0.27 per diluted share, for the same period in 2015. Adjusted operating net income for the third quarter of 2016 was $14.1 million (Non-GAAP), adjusted primarily for $383,000 net impact of the amortization and accretion of the fair value adjustments on acquired loans, deposits, and borrowings as a result of the merger and $447,000 of reorganization and merger related non-interest expenses. Adjusted operating net income for the third quarter of 2015 was $10.9 million (Non-GAAP), and was adjusted primarily for $4.1 million net impact of the amortization and accretion of the fair value adjustments on loans, deposits, and borrowings as a result of the merger and $244,000 of merger-related non-interest expenses.
Net income for the nine months ended September 30, 2016 was $35.1 million, or $0.70 per diluted share, compared to $39.7 million, or $0.81 per diluted share, for the same period in 2015. Adjusted operating net income for the nine months ended September 30, 2016 was $35.1 million (Non-GAAP), adjusted primarily for $4.2 million of FHLBB prepayment penalties, reorganization expenses and merger-related non-interest expenses, $2.2 million net impact of the amortization and accretion of the fair value adjustments on acquired loans, deposits and borrowings as a result of the Merger and $1.9 million net gains on sales of securities and BOLI death benefit gains. Adjusted operating net income for the nine months ended September 30, 2015 was $32.9 million

(Non-GAAP), adjusted for $1.2 million of merger-related non-interest expenses, $11.0 million net impact of the amortization and accretion of the fair value adjustments on acquired loans, deposits, and borrowings as a result of the merger and $639,000 net gains on sales of securities. The Company is presenting adjusted operating net income as management believes it gives a more in-depth picture of the results for the period and will benefit investors in their understanding of the Company. For the three and nine months ended September 30, 2016 and 2015 adjustments to adjusted operating net income are on made a pre-tax basis.
Net interest income increased $1.4 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to balance sheet growth which was mostly comprised of strong loan originations and, to a lesser extent, loan portfolio purchases. The Company intends to increase the level of owner-occupied commercial real estate while decreasing the level of investor commercial real estate to generate more favorable risk-adjusted returns and protect the net interest margin in a flat interest rate environment. Total interest and dividend income increased $3.7 million and $11.9 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were partially offset by increases in interest expense of $2.3 million and $7.9 million compared to the same periods in 2015. The Company’s tax-equivalent net interest margin for the three and nine months ended September 30, 2016 was 2.98% and 3.00%, a decrease of 22 and 28 basis points, respectively, over the same period in 2015. Excluding the $383,000 and $2.2 million negative impact of the amortization and accretion of the fair value adjustments on loans, deposits and borrowings as a result of the Merger, the operating net interest margin for the three and nine months ended September 30, 2016 was 2.96% and 2.95%, respectively. The general year-over-year trends impacting the margin include decreased yields on loans due to the low interest rate environment and the reduced benefit of purchase accounting accretion.
Non-interest income increased $71,000 to $7.9 million for the three months ended September 30, 2016 compared to $7.8 million for the same period in 2015. The increase primarily due to the Company recording lower impairment charges on its partnership investments, other income and gains on sales of securities compared to last year. Non-interest income decreased $2.9 million to $21.1 million for the nine months ended September 30, 2016 compared to $24.0 million for the same period in 2015. Income from mortgage banking activities decreased $2.2 million inclusive of gains on sale of loans for the nine months ended September 30, 2016, compared to the same period in 2015.
Non-interest expense increased $360,000 and $7.8 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The largest increases in non-interest expense for the nine month period were in FHLBB prepayment penalties and salaries and employee benefits. FHLBB prepayment penalties increased as a result of the first quarter 2016 investment portfolio optimization strategy which allowed the Company to pay off higher costing FHLBB advances. The increase in salaries and benefits is due to severance payments of $1.4 million resulting from an organizational realignment to improve operational efficiency and additional managerial staff in areas targeted for growth. These changes will result in approximately $3.0 million of pre-tax cost savings annually from the budgeted full year 2016 run rate. The increases in FHLBB prepayment penalties and salaries and employee benefits were partially offset by a decrease in professional fees due to the engagement of consulting services to assist in realignment of the Company’s information technology infrastructure.
The asset quality of our loan portfolio has remained strong. At September 30, 2016 and December 31, 2015, the allowance for loan losses to total loans ratio was 0.87% and 0.73%, and the allowance for loan losses to non-performing loans ratio was 123.26% and 89.64%, respectively. The ratio of non-performing loans to total loans was 0.71% and 0.82% at September 30, 2016 and December 31, 2015. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. A provision for loan losses of $3.8 million and $10.1 million was recorded for the three and nine months ended September 30, 2016, compared to $3.3 million and $9.2 million for the same prior year periods, reflecting growth in our covered loan portfolio, the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.28	$0.27	$0.71	$0.81
Diluted net income per share	0.28	0.27	0.70	0.81
Dividends declared per share	0.12	0.12	0.36	0.34
Key Statistics:
Total revenue	$50,918	$49,461	$149,075	$147,913
Total expense	32,236	31,876	100,680	92,890
Key Ratios (annualized):
Return on average assets	0.88%	0.93%	0.74%	0.95%
Return on average equity	8.80%	8.68%	7.37%	8.67%
Tax-equivalent net interest margin	2.98%	3.20%	3.00%	3.28%
Non-interest expense to average assets	2.00%	2.22%	2.11%	2.21%
Cost of interest-bearing deposits	0.65%	0.58%	0.66%	0.59%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$25,983	$32,240	$25,983	$32,240
Troubled debt restructures - non-accruing	7,345	4,605	7,345	4,605
Total non-performing loans	33,328	36,845	33,328	36,845
Other real estate owned	2,792	258	2,792	258
Total non-performing assets	$36,120	$37,103	$36,120	$37,103
Asset Quality Ratios:
Non-performing loans to total loans	0.71%	0.88%	0.71%	0.88%
Non-performing assets to total assets	0.55%	0.63%	0.55%	0.63%
Allowance for loan losses to non-performing loans	123.26%	83.68%	123.26%	83.68%
Allowance for loan losses to total loans	0.87%	0.73%	0.87%	0.73%
Non-GAAP Ratio:
Efficiency ratio (1)	59.50%	60.82%	62.03%	59.64%

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

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2016 and 2015. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,229,384	$10,205	3.32%	$1,205,060	$10,221	3.39%
Commercial real estate loans	2,077,585	20,952	4.01	1,816,122	18,833	4.11
Construction loans	156,217	1,447	3.68	173,355	1,952	4.47
Commercial business loans	669,595	6,348	3.77	612,857	8,112	5.25
Home equity loans	467,552	4,388	3.75	334,302	2,710	3.24
Other consumer loans	209,255	2,527	4.83	4,265	50	4.67
Total loans (1)	4,809,588	45,867	3.80	4,145,961	41,878	4.01
Securities	1,129,133	9,123	3.23	1,123,005	8,843	3.15
Other earning assets	46,230	67	0.58	63,740	52	0.33
Total interest-earning assets	5,984,951	55,057	3.67	5,332,706	50,773	3.79
Allowance for loan losses	(38,916)			(29,901)
Non-interest-earning assets	491,061			449,363
Total assets	$6,437,096			$5,752,168
Interest-bearing liabilities:
NOW and money market accounts	$1,485,372	1,501	0.40	$1,500,449	1,874	0.50
Saving deposits (2)	527,225	77	0.06	527,430	82	0.06
Time deposits	1,821,061	4,701	1.03	1,591,618	3,363	0.84
Total interest-bearing deposits	3,833,658	6,279	0.65	3,619,497	5,319	0.58
Advances from the Federal Home Loan Bank	1,085,932	2,657	0.97	695,208	1,276	0.73
Other borrowings	119,902	1,371	4.55	146,936	1,387	3.75
Total interest-bearing liabilities	5,039,492	10,307	0.81%	4,461,641	7,982	0.71%
Non-interest-bearing deposits	662,243			610,253
Other liabilities	92,095			63,620
Total liabilities	5,793,830			5,135,514
Stockholders’ equity	643,266			616,654
Total liabilities and stockholders’ equity	$6,437,096			$5,752,168
Net interest-earning assets (3)	$945,459			$871,065
Tax-equivalent net interest income		44,750			42,791
Tax-equivalent net interest rate spread (4)			2.86%			3.08%
Tax-equivalent net interest margin (5)			2.98%			3.20%
Average interest-earning assets to average interest-bearing liabilities			118.76%			119.52%
Less tax-equivalent adjustment		1,721			1,148
Net interest income		$43,029			$41,643

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,211,995	$30,482	3.35%	$1,158,506	$29,978	3.45%
Commercial real estate loans	2,039,087	62,492	4.09	1,713,690	57,437	4.48
Construction loans	164,039	4,964	4.04	169,754	6,150	4.84
Commercial business loans	638,086	18,180	3.81	616,395	21,986	4.77
Home equity loans	448,371	11,681	3.47	333,830	7,974	3.18
Other consumer loans	218,801	8,142	4.96	5,233	133	3.38
Total loans (1)	4,720,379	135,941	3.84	3,997,408	123,658	4.13
Securities	1,138,559	27,392	3.21	1,126,343	26,363	3.12
Other earning assets	48,755	207	0.57	54,234	119	0.29
Total interest-earning assets	5,907,693	163,540	3.69	5,177,985	150,140	3.87
Allowance for loan losses	(37,091)			(27,308)
Non-interest-earning assets	479,815			452,094
Total assets	$6,350,417			$5,602,771
Interest-bearing liabilities:
NOW and money market accounts	$1,533,133	4,950	0.43	$1,449,105	5,357	0.49
Saving deposits (2)	527,919	229	0.06	533,851	248	0.06
Time deposits	1,784,269	13,748	1.03	1,563,821	10,038	0.86
Total interest-bearing deposits	3,845,321	18,927	0.66	3,546,777	15,643	0.59
Advances from the Federal Home Loan Bank	1,009,671	7,507	0.99	619,906	2,944	0.63
Other borrowings	130,586	4,170	4.27	161,894	4,155	3.43
Total interest-bearing liabilities	4,985,578	30,604	0.82%	4,328,577	22,742	0.70%
Non-interest-bearing deposits	646,379			594,204
Other liabilities	83,529			68,551
Total liabilities	5,715,486			4,991,332
Stockholders’ equity	634,931			611,439
Total liabilities and stockholders’ equity	$6,350,417			$5,602,771
Net interest-earning assets (2)	$922,115			$849,408
Tax-equivalent net interest income		132,936			127,398
Tax-equivalent net interest rate spread (3)			2.87%			3.17%
Tax-equivalent net interest margin (4)			3.00%			3.28%
Average interest-earning assets to average interest-bearing liabilities			118.50%			119.62%
Less tax-equivalent adjustment		5,009			3,509
Net interest income		$127,927			$123,889

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.
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

	Three Months Ended September 30, 2016 Compared to September 30, 2015			Nine Months Ended September 30, 2016 compared to September 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$7,052	$(3,063)	$3,989	$23,016	$(10,733)	$12,283
Securities (1)	48	232	280	288	741	1,029
Other earning assets	(17)	32	15	(13)	101	88
Total earning assets	7,083	(2,799)	4,284	23,291	(9,891)	13,400
Interest expense:
NOW and money market accounts	(19)	(354)	(373)	298	(705)	(407)
Savings accounts	—	(5)	(5)	(3)	(16)	(19)
Time deposits	527	811	1,338	1,532	2,178	3,710
Total interest-bearing deposits	508	452	960	1,827	1,457	3,284
FHLBB advances	866	515	1,381	2,402	2,161	4,563
Other borrowings	(280)	264	(16)	(890)	905	15
Total interest-bearing liabilities	1,094	1,231	2,325	3,339	4,523	7,862
Change in tax-equivalent net interest income	$5,989	$(4,030)	$1,959	$19,952	$(14,414)	$5,538

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015
The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2016 and 2015.
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
For the three months ended September 30, 2016, tax-equivalent net interest income increased $2.0 million from the comparative 2015 period. This was mainly due to the significant increase in average earning assets of $652.2 million and an increase of $577.9 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividends of $4.3 million was partially offset by the increase in interest expense of $2.3 million. The net interest margin decreased 22 basis points, the yield on average earnings assets decreased 12 basis points and the cost of interest-bearing liabilities increased 10 basis points from the same period in 2015.
For the nine months ended September 30, 2016, tax-equivalent net interest income increased $5.5 million from the comparative 2015 period. This was mainly due to the significant increase in average earning assets of $729.7 million and an increase of $657.0 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. In addition, there was a benefit of $2.2 million recognized during the nine months ended September 30, 2016 in net interest income related to fair value adjustments as a result of purchase accounting adjustments compared to $11.0 million for the same period in 2015. The increase in interest and dividends of $13.4 million was partially offset by the increase in interest expense of $7.9 million. The net interest margin decreased 28 basis points, the yield on average earnings assets decreased 18 basis points and the cost of interest-bearing liabilities increased 12 basis points from the same period in 2015.
Excluding the benefit of the purchase accounting adjustments, the net interest margin and the yield on average earning assets would have increased seven basis points and 12 basis points, respectively, and the cost of interest of interest-bearing liabilities would have increased five basis points compared to the three months ended September 30, 2015. Excluding the benefit of the purchase accounting adjustments, the net interest margin and the yield on average earning assets would have declined four basis points and increased one basis point, respectively, and the cost of interest of interest-bearing liabilities would have increased five basis points compared to the nine months ended September 30, 2015.
Primarily reflecting loan growth and portfolio purchases, the average balance of total loans for the three and nine months ended September 30, 2016 was $4.81 billion and $4.72 billion, and had an average yield of 3.80% and 3.84%, respectively. On an adjusted operating basis, the average yield on total loans was 3.84% and 3.85% for the three and nine months ended September 30, 2016. The largest increases in the average balances for loans were recorded in commercial real estate loans and other consumer loans. For the three and nine months ended September 30, 2016, the average balance of commercial real estate loans totaled $2.08 billion and $2.04 billion, an increase of $261.5 million and $325.4 million from the prior year periods, respectively. For the three and nine months ended September 30, 2016, the average balance of other consumer loans totaled $209.3 million and $218.8 million, an increase of $205.0 million and $213.6 million, respectively, from the prior year period primarily reflecting portfolio purchases that occurred late in the fourth quarter of 2015 and the first nine months of 2016.
The average balance of investment securities increased $6.1 million and $12.2 million, respectively, and the average yield earned on these securities increased eight and nine basis points, respectively, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy coupled with higher market values given lower rates. Bond purchases have focused on reinvesting some runoff cash flows, managing overall investment portfolio duration and maintaining diversification to the portfolio holdings of corporate, collateralized loan obligations and municipal sleeves.
For the three and nine months ended September 30, 2016 compared to the same periods in 2015, the average balance of total interest-bearing deposits increased $214.2 million and $298.5 million, respectively, while the average cost increased seven basis for both periods, respectively. FHLBB advances increased $390.7 million and $389.8 million while the average cost increased 24 basis points and 36 basis points, respectively. Average other borrowings decreased $27.0 million and $31.3 million while the average cost increased 80 basis points and 84 basis points. These changes were primarily due to short-term interest rates being elevated in the quarter, growth in time deposits and the Company’s continued focus to grow low cost deposits. Additionally, the increase in FHLBB advances was to fund new loan growth and loan portfolio purchases.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses (“ALL”) at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, and included adjustments for market interest rates and expected credit losses. Included within the ALL at September 30, 2016 are reserves for acquired loans in accordance with Bank policies and confirmation of expected losses.
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
Management recorded a provision for loan losses of $3.8 million and $10.1 million for the three and nine months ended September 30, 2016 compared to $3.3 million and $9.2 million for the same periods of 2015, respectively. The primary factors that influenced management’s decision to record these provisions were organic growth during the period, migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $52.1 million at September 30, 2016 compared to $56.3 million at December 31, 2015, a decrease of $4.2 million, or 7.5%, reflecting a decrease in investor CRE nonaccrual loans of $4.8 million and a decrease in commercial business nonaccrual loans of $1.9 million. These decreases were partially offset by an increase in total troubled debt restructured (“TDR”) loans of $1.7 million. At September 30, 2016, the allowance for loan losses totaled $41.1 million, representing 0.87% of total loans and 123.26% of non-performing loans compared to an allowance for loan losses of $33.9 million, which represented 0.73% of total loans and 89.64% of non-performing loans as of December 31, 2015. As loans move from those covered by purchase accounting into the covered portfolio, the ALL is anticipated to increase as a percentage of total loans. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-interest Income
Total non-interest income was $7.9 million and $21.1 million for the three and nine months ended September 30, 2016, with non-interest income representing 15.5% and 14.2% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$5,726	$5,960	$(234)	(3.9)%	$14,679	$15,434	$(755)	(4.9)%
Gain (loss) on sale of securities, net	48	(59)	107	(181.4)	1,867	639	1,228	192.2
Income from mortgage banking activities	2,198	2,257	(59)	(2.6)	5,389	7,618	(2,229)	(29.3)
Bank-owned life insurance income	899	893	6	0.7	2,531	2,557	(26)	(1.0)
Net loss on limited partnership investments	(850)	(991)	141	(14.2)	(3,290)	(2,337)	(953)	40.8
Other income (loss)	(132)	(242)	110	(45.5)	(28)	113	(141)	124.8
Total non-interest income	$7,889	$7,818	$71	0.9%	$21,148	$24,024	$(2,876)	(12.0)%
Service Charges and Fees: Service charges and fees were $5.7 million and $14.7 million for the three and nine months ended September 30, 2016, decreases of $234,000 and $755,000 from the comparable 2015 periods. The most significant decreases were recorded in loan swap fee income, partially offset by increases in (a) revenue generated by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”) and (b) deposit and service charges for various accounts.
The decreases in loan swap fee income were a direct result of lower transactional volumes. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. However, we do not anticipate that the loan level hedge program will be as meaningful a contributor to non-interest income in 2016 as it was in 2015. The increased revenue generated by UNFA is due to several factors. The Company has successfully acquired proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, the Company has shifted focus to assets under management (AUM) for ongoing revenue versus a transactional approach; the result should be more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The deposit fee increases are related to a project undertaken by the Company focused on increasing profitability by implementing a deposit fee structure that is more in line with our competition based on a detailed study. As a result, starting with July 2016, the Company recorded revenue increases in those areas of service charges and fees targeted by the project.
Gains on Sales of Securities, Net: For the three and nine months ended September 30, 2016, the Company recorded $48,000 and $1.9 million in net gains on security sales compared to a $59,000 net loss and $639,000 in net gains in the prior year, respectively.
The Company recorded a minimal gain of $48,000 in the three months ended September 30, 2016 primarily due to odd lot cleanup sales targeted at making the portfolio more efficient to manage from an operational perspective and the sale of certain municipal securities. The gains recorded in the nine months ended September 30, 2016 are a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve, selling shorter-term securities, reducing concentration in oil dependent securities and adding longer duration investments in the portfolio to optimize income as well as reducing higher-cost borrowings and improving portfolio efficiency. The Company incurred $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Income From Mortgage Banking Activities: The Company recorded decreases of $59,000 and $2.2 million in income from mortgage banking activities for the three and nine months ended September 30, 2016, compared to the same periods in 2015.

The decrease for the three months ended September 30, 2016 was primarily driven by losses on derivative loan commitments and mortgage pair off fees/costs due to market conditions. These decreases were partially offset by increases in the fair value recognized in net income for mortgage servicing rights due to an increase on long-term rates, and the increase in value of forward loan sales contracts due to market interest rate changes.
The decrease for the nine months ended September 30, 2016 was primarily due to mortgage pair off fees/costs, a decrease in the fair value recognized in net income for mortgage serving rights due to a decline on long-term interest rates and losses on forward loan sales contracts driven by interest rate changes. Those decreases were partially offset by an increase on loan servicing income driven by gains from greater number of serviced loans.
BOLI Income: For the three and nine months ended September 30, 2016, the Company recorded BOLI income of $899,000 and $2.5 million compared to $893,000 and $2.6 million in the same periods in 2015, an increase of $6,000 and a decrease of $26,000, respectively. The results for both the three and nine months ending September 30, 2016 are mainly due to changes in the average yield earned on the BOLI policies as a result of current market interest rates. Additionally, both periods benefited from the receipt of a death benefit settlement for $70,000 related to the passing of a former director.
Net loss on limited partnership investments: The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2016, the Company invested an additional $12.7 million in an alternative energy tax credit partnerships.
For the three and nine months ended September 30, 2016, the Company recorded net losses of $850,000 and $3.3 million on limited partnership investments, compared to net losses of $991,000 and $2.3 million for corresponding periods. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.6 million and $7.9 million as reflected in the tax provision for the three and nine months ended September 30, 2016.
Other Income: The Company recorded an increase in other income of $110,000 for the three months ended September 30, 2016 compared to the prior year period.
For the three months ended September 30, 2016 the $110,000 increase in other income was primarily due to an increase in the credit value adjustments on borrower facing loan level hedges, partially offset by a loss recorded on sale of a bank owned branch property.
The Company recorded a decrease in other income of $141,000 for the nine months ended September 30, 2016 as compared to the prior year period. The decrease is mainly due to a decline in the credit value adjustment on borrower facing loan level hedges.
Non-interest Expense
Non-interest expense increased $360,000 to $32.2 million for the three months ended September 30, 2016 and $7.8 million to $100.7 million for the nine months ended September 30, 2016.
For the three months ended September 30, 2016 and 2015, annualized non-interest expense represented 2.00% and 2.22% of average assets, while annualized non-interest expense represented 2.11% and 2.21% of average assets for the nine months ended September 30, 2016 and 2015, respectively. The following table summarizes non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$18,301	$16,994	$1,307	7.7%	$56,105	$50,161	$5,944	11.8%
Service bureau fees	1,960	1,828	132	7.2	6,219	5,114	1,105	21.6
Occupancy and equipment	3,580	3,343	237	7.1	11,330	11,600	(270)	(2.3)
Professional fees	1,125	1,581	(456)	(28.8)	2,893	3,280	(387)	(11.8)
Marketing and promotions	656	587	69	11.8	2,271	1,843	428	23.2
FDIC insurance assessments	819	750	69	9.2	2,800	2,651	149	5.6
Core deposit intangible amortization	385	433	(48)	(11.1)	1,219	1,363	(144)	(10.6)
FHLBB prepayment penalties	—	—	—	—	1,454	—	1,454	100.0
Other	5,410	6,360	(950)	(14.9)	16,389	16,878	(489)	(2.9)
Total non-interest expense	$32,236	$31,876	$360	1.1%	$100,680	$92,890	$7,790	8.4%

Salaries and Employee Benefits: Salaries and employee benefits was $18.3 million for the three months ended September 30, 2016, an increase of $1.3 million from the comparable 2015 period. Salaries and employee benefits was $56.1 million for the nine months ended September 30, 2016, an increase of $5.9 million from the comparable 2015 period.
For the three months ended September 30, 2016, the increase in salaries and benefits was driven by (a) an increase in salaries driven by additional managerial staff in areas targeted for growth (b) an increase in temporary help to maintain compensation flexibility while responding to growth requirements and (c) an increase in restricted stock expense related to the implementation of a new shareholder approved restricted stock plan. These increases were partially offset by increases in deferred expenses from originating loans.
For the nine months ended September 30, 2016, the increase in salaries and benefits of $5.9 million was attributable to the same items discussed above in the three month period as well as to (a) an increase in salaries due to severance payments of $1.4 million resulting from an organizational realignment to improve operational efficiency and (b) an increase in FICA related to higher salary expenses. These increases were also partially offset by increases in deferred expenses from loan originations and a decrease in bonuses.
Service Bureau Fees: Service bureau fees increased $132,000 for the three months ended September 30, 2016, and $1.1 million for the nine months ended September 30, 2016, compared to the same periods in 2015. The increases for both the three and nine months were largely driven by the expiration of a service credit from the Company’s core operating system provider, increased expenses from that service provider, and implementation of Europay, MasterCard and Visa (“EMV”) chip-enabled credit cards to mitigate potential fraud exposure to the Company’s credit and debit card users.
Occupancy and Equipment: For the three months ended September 30, 2016, the Company recorded $3.6 million in occupancy and equipment expense, an increase of $237,000 from the prior year period primarily due to fees incurred for the outsourcing of property management services, an increase in property taxes and amortization of computer software associated with various projects. These increases were partially offset by a decrease in rent expense related to a change in the estimate for deferred rent resulting from the Company’s efforts to control expenses over the branch network.
For the nine months ended September 30, 2016, the $270,000 decrease in occupancy and equipment expense was impacted by a decrease in real estate taxes and utility expenses as the Company closed five branches in the second quarter of 2015 and the same items discussed in the three month period. Finally, expenses for maintenance contracts decreased due to less snow removal costs in the first quarter of 2016 as well as the successful negotiation to reduce a contract termination fee that was recorded in the prior period.
Professional fees: Professional fees decreased $456,000 for the three months ended September 30, 2016, and $387,000 for the nine months ended September 30, 2016, compared to the same periods in 2015. The decreases for both the three and nine months were largely driven by prior year’s expenses related to engagement of consulting services assisting in realignment of the Company’s information technology infrastructure to keep our products and services competitive. These decreases were partially offset by an increase in outsourced internal audit expenses.
Marketing and Promotions: Marketing and promotion expense was $656,000 and $587,000 for the three months ended September 30, 2016 and 2015, respectively, an increase of $69,000. For the nine months ended September 30, 2016 marketing and promotions increased $428,000 to $2.3 million from the same period in the prior year. The increase was primarily attributable to expenses related to a television and radio branding campaign that was run through the second quarter of 2016, as well as increased digital advertising expenses, which were partially offset by a decrease in newspaper advertising expenses.
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $69,000 to $819,000 for the three months ended September 30, 2016 compared to the 2015 period, while the expense increased $149,000 to $2.8 million, for the nine months ended September 30, 2016 compared to the prior year period. These increases are primarily attributable to a higher assessment base used in the assessment calculation due to loan growth, which was partially offset by a decrease in the assessment rate and the FDIC’s Deposit Insurance Fund reserve ratio exceeding established benchmarks.
Core Deposit Intangible Amortization: The $48,000 and $144,000 decrease in core deposit intangible amortization for the three and nine months ended September 30, 2016, respectively, is directly attributable to the amortization method used by the Company. The Company is amortizing the original core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: For the three months ended September 30, 2016, there were no FHLBB prepayment penalties recorded by the Company. For the nine months ended September 30, 2016, FHLBB prepayment penalties recorded by the Company were $1.5 million. There were no prepayment penalties in the same periods in 2015. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties amounting to $1.5 million.

Other Expenses: For the three and nine months ended September 30, 2016, other expenses recorded by the Company were $5.4 million and $16.4 million, a decrease of $950,000 and $489,000 from the comparable 2015 periods, respectively. Both the three and nine month periods ended September 30, 2016 were primarily impacted by decreases in (a) loan swap fees as the Company entered into fewer swaps in 2016; (b) mortgage loan servicing fees; and (c) debit card losses as the measures put in place by the Company have helped combat debit card related fraud. Increases during the three and nine months ended September 30, 2016 as compared to the 2015 periods include (a) computer software expenses reflecting multiple efficiency projects, (b) the provision for off-balance sheet assets relating to an increase in total commitments, (c) increased expenses for sales and use taxes associated with a state tax audit and (d) human resources on boarding expenses related to new hires in areas targeted for growth.
Income Tax Provision
The provision for income taxes was $757,000 and $952,000 for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate for three months ended September 30, 2016 and 2015 was 5.1% and 6.6%, respectively. The provision for income taxes was $3.2 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate for nine months ended September 30, 2016 and 2015 was 8.4% and 13.2%, respectively. The decrease in the tax expense and the effective tax rate over the prior year periods is primarily due to an additional alternative energy tax credit investment in the first quarter of 2016 and lower pre-tax income as compared to the prior year period. The effective tax rates for September 30, 2016 and 2015 differ from combined statutory rates as a result of favorable permanent differences for tax-exempt income, BOLI, and investment tax credits, as well as reduced state tax expense due to tax planning strategies that have been implemented.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.54 billion at September 30, 2016 and $6.23 billion at December 31, 2015, an increase of $316.3 million, or 5.1%, primarily due to the increase in net loans of $102.8 million, or 2.2%, an increase in loans held for sale of $73.2 million and an increase in other assets of $24.8 million, which is mainly due to increases in the loan level hedge derivative asset and a new partnership agreement that the Company entered into the first quarter of 2016. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $4.69 billion, with allowance for loan losses of $41.1 million at September 30, 2016, increased $102.8 million, or 2.2%, when compared to total net loans of $4.59 billion, with allowance for loan losses of $33.9 million at December 31, 2015. The increase in loans is due to both organic loan growth and the purchased loan portfolios. Net loans increased primarily due to growth in owner-occupied commercial real estate loans, commercial business loans and home equity lines of credit, partially offset by decreases in commercial construction and other consumer balances. Residential mortgages also declined, reflecting the Company's strategy to reduce on-balance sheet exposure to residential mortgage loans.

Total deposits of $4.70 billion at September 30, 2016 increased $258.4 million, or 5.8%, when compared to total deposits of $4.44 billion at December 31, 2015. The increase in deposits is mainly due to growth in demand accounts, NOW accounts, and certificates of deposit, offset by a decrease in money market deposits, and is reflective of the Company’s strategy to manage the cost of interest bearing deposits. The Bank’s net loan-to-deposit ratio was 99.9% at September 30, 2016, compared to 103.4% at December 31, 2015.
At September 30, 2016, total equity of $656.2 million increased $30.7 million when compared to total equity of $625.5 million at December 31, 2015. The change in equity for the period ended September 30, 2016 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as an increase due to the change in market value on available-for-sale securities, which was partially offset by a decrease in the fair value of the cash flow hedge. At September 30, 2016, the tangible common equity ratio was 8.32% compared to 8.23% at December 31, 2015.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$10,159	$10,089
Government-sponsored residential mortgage-backed securities	161,388	164,668	146,434	145,861
Government-sponsored residential collateralized debt obligations	195,056	197,830	287,515	286,967
Government-sponsored commercial mortgage-backed securities	27,107	27,820	21,144	20,965
Government-sponsored commercial collateralized debt obligations	176,706	179,726	128,617	128,972
Asset-backed securities	159,195	160,357	162,895	159,901
Corporate debt securities	59,848	60,210	62,356	59,960
Obligations of states and political subdivisions	221,367	223,856	201,217	201,115
Total debt securities	1,000,667	1,014,467	1,020,337	1,013,830
Marketable equity securities, by sector:
Banks	33,087	34,676	41,558	42,113
Industrial	109	164	109	143
Mutual funds	2,880	2,942	2,854	2,915
Oil and gas	131	190	132	168
Total marketable equity securities	36,207	37,972	44,653	45,339
Total available-for-sale securities	$1,036,874	$1,052,439	$1,064,990	$1,059,169
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,331	$13,516	$12,360	$13,234
Government-sponsored residential mortgage-backed securities	1,831	2,053	2,205	2,449
Total held to maturity securities	$14,162	$15,569	$14,565	$15,683

During the nine months ended September 30, 2016, the available-for-sale securities portfolio decreased $6.7 million to $1.05 billion, representing 16.1% of total assets at September 30, 2016, from $1.06 billion and 17.0% of total assets at December 31, 2015. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration while also adding diversification to the portfolio holdings of corporate and municipal sleeves. Portfolio activity during the first half of the year primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, reducing exposure to municipalities that rely on the oil sector, and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2016, $1.05 billion, or 98.7% of the portfolio, was classified as available for sale, and $14.2 million of the portfolio was classified as held to maturity.
The Company held $136.2 million in securities that are in an unrealized loss position at September 30, 2016; $55.6 million of this total had been in an unrealized loss position for less than twelve months with the remaining $80.6 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
Lending Activities
The table below displays the balances of the Company’s loan portfolio as of September 30, 2016 and December 31, 2015:

Loan Portfolio Analysis

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$392,168	8.3%	$322,084	7.0%
Investor non-owner occupied	1,702,701	36.1	1,673,248	36.3
Construction	90,380	1.9	129,922	2.8
Total commercial real estate loans	2,185,249	46.3	2,125,254	46.1

Commercial business loans	660,676	14.0	603,332	13.1

Consumer loans:
Residential real estate	1,129,079	23.9	1,179,915	25.6
Home equity	479,390	10.2	431,282	9.3
Residential construction	52,476	1.1	41,084	0.9
Other consumer	213,830	4.5	233,064	5.0
Total consumer loans	1,874,775	39.7	1,885,345	40.8

Total loans	4,720,700	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	10,214		7,018
Allowance for loan losses	(41,080)		(33,887)
Loans - net	$4,689,834		$4,587,062
As shown above, gross loans were $4.72 billion, an increase of $106.8 million, or 2.3%, at September 30, 2016 from December 31, 2015.
Total commercial real estate loans represent the largest segment of our loan portfolio at 46.3% of total loans and increased $60.0 million, or 2.8%, to $2.19 billion from December 31, 2015, reflecting increased production from the Company’s expanded commercial banking division. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”) and to a lesser extent commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of September 30, 2016, comprising 36.1% of total loans and OOCRE represents 8.3% of the portfolio. The Company plans to continue to increase the level of OOCRE while decreasing the level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $90.4 million at September 30, 2016, approximately $37.2 million of which is residential use and $53.2 million is commercial use, compared to total commercial real estate construction loans of $129.9 million at December 31, 2015, $44.5 million of which was residential use and $85.4 million was commercial use.
Commercial business loans increased to $660.7 million at September 30, 2016 from $603.3 million at December 31, 2015. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services.
Residential real estate continue to represent a major segment of the Company’s loan portfolio as of September 30, 2016, comprising 23.9% of total loans. The decrease of $50.8 million from December 31, 2015 reflects the Company’s strategy to reduce the level of residential mortgages on the balance sheet. The Company had originations of both adjustable and fixed rate mortgages of $471.0 million during the first nine months of 2016, reflecting both refinancing activity and loans for new home purchases. The Company opportunistically sells a majority of its originated fixed rate residential real estate loans with terms of 15 to 30 years.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $52.5 million at September 30, 2016 compared to $41.1 million at December 31, 2015.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. At September 30, 2016 the home equity portfolio totaled $479.4 million compared to

$431.3 million at December 31, 2015. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. During the nine months ended September 2016 and the month of December 2015, the Company purchased HELOC portfolios totaling $75.7 million and $100.4 million, respectively. The total balance of the HELOC purchased portfolios outstanding at September 30, 2016 and December 31, 2015 was $148.1 million and $98.6 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company plans to continue purchasing HELOCs throughout 2016.
Other consumer loans totaled $213.8 million, or 4.5%, of our total loan portfolio at September 30, 2016. Other consumer loans generally consist of loans on retail boats, HUD Title I loans, new and used automobiles, including indirect automobile loans, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million and consisted of marine retail loans and Title 1 home improvement loans. At September 30, 2016 and December 31, 2015, $182.1 million and $224.8 million was outstanding, respectively. The marine retail loans are based on premium brands. The Title I home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to increase the level of consumer loans throughout 2016, given these loan types have favorable rate characteristics that will positively impact the net interest margin.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At September 30, 2016	At December 31, 2015
Non-performing loans as a percentage of total loans	0.71%	0.82%
Non-performing assets as a percentage of total assets	0.55%	0.62%
Net charge-offs as a percentage of average loans (1)	0.08%	0.10%
Allowance for loan losses as a percentage of total loans	0.87%	0.73%
Allowance for loan losses to non-performing loans	123.26%	89.64%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2016 and December 31, 2015, loans totaling $458,000 and $307,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.At September 30, 2016 and December 31, 2015, there was one U.S. Government fully guaranteed loan reported as past due 90 days or more and still accruing in addition to accruing purchased credit impaired loans.

The following table details non-performing assets for the periods presented:

	At September 30, 2016		At December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,838	7.9%	$2,939	7.6%
Investor commercial real estate	3,746	10.4	8,565	22.2
Construction	1,879	5.2	2,808	7.3
Commercial business	2,016	5.6	3,898	10.1
Residential real estate	11,527	31.9	11,193	29.0
Home equity	3,649	10.1	2,786	7.2
Other consumer loans	328	0.9	2	—
Total non-accrual loans, excluding troubled debt restructured loans	25,983	72.0%	32,191	83.4%
Troubled debt restructurings - non-accruing	7,345	20.3	5,611	14.6
Total non-performing loans	33,328	92.3	37,802	98.0
Other real estate owned	2,792	7.7	755	2.0
Total non-performing assets	$36,120	100.0%	$38,557	100.0%
As displayed in the table above, non-performing assets at September 30, 2016 decreased to $36.1 million compared to $38.6 million at December 31, 2015.
Non-accruing TDR loans increased by $1.7 million since December 31, 2015, primarily due to an increase of $662,000 for residential real estate and home equity TDR loans and an increase in commercial business TDRs of $771,000. The increase in the residential real estate and home equity categories reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments combined with a decline in home values related to these loans, is a driver of this increase. Home equity non-accrual loans increased $863,000 to $3.6 million at September 30, 2016. This increase is also due to the increasing number of maturing home equity lines of credit converting from interest only to principal and interest payments.
Residential real estate non-accrual loans increased $334,000 to $11.5 million at September 30, 2016. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Other consumer non-accrual loans increased to $328,000 at September 30, 2016. The increase represents one marine loan which evidenced payments due in excess of 90 days and resulted in the loan being classified as non-accrual.
At September 30, 2016, commercial real estate non-accrual loans decreased $4.9 million and commercial business non-accrual loans decreased $1.9 million. The increase in commercial TDRs was driven by several smaller commercial business and commercial real estate loans restructured during the first nine months of the year.
Non-accrual construction loans decreased $929,000, primarily reflecting 12 commercial relationships totaling $1.9 million, of which all relates to construction for residential subdivisions. At December 31, 2015 nonaccrual construction loans consisted of 14 commercial relationships and totaled $2.8 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended September 30, 2016.
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$18,758	$18,453
Non-accrual status	7,345	5,611
Total recorded investment	$26,103	$24,064

Accruing TDRs performing under modified terms for more than one year	$8,394	$5,821
TDR allocated reserves included in the balance of allowance for loan losses	690	223
Additional funds committed to borrowers in TDR status	—	513

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
TDRs, beginning of period	$26,314	$16,330	$24,064	$15,807
New TDR status	3,346	768	8,046	5,523
Paydowns/draws on existing TDRs, net	(3,542)	(1,074)	(5,915)	(4,822)
Charge-offs post modification	(15)	(12)	(92)	(496)
TDRs, end of period	$26,103	$16,012	$26,103	$16,012
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2016, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $41.1 million, or 0.87%, of total loans at September 30, 2016 as compared to a loan loss allowance of $33.9 million, or 0.73%, of total loans at December 31, 2015. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2016 increased $531,000 to $1.3 million compared to December 31, 2015. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2016 and 2015.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2016 and December 31, 2015, the reserve for unfunded credit commitments was $1.4 million and $1.2 million, respectively.
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

The following table presents deposits by category as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
Demand deposits	$687,865	$657,718
NOW accounts	433,059	361,442
Regular savings and club accounts	514,002	508,377
Money market and investment savings	1,182,452	1,182,423
Total core deposits	2,817,378	2,709,960
Time deposits	1,878,093	1,727,111
Total deposits	$4,695,471	$4,437,071
Deposits totaled $4.70 billion at September 30, 2016, an increase of $258.4 million compared to December 31, 2015. Core deposits increased $107.4 million, or 4.0%, from year end due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $358.6 million and $392.0 million at September 30, 2016 and December 31, 2015, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.52 billion at September 30, 2016.
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
The following table presents borrowings by category as of the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
FHLBB advances (1)	$977,483	$949,003
Subordinated debt (2)	79,658	79,489
Wholesale repurchase agreements	20,000	45,000
Customer repurchase agreements	21,387	19,278
Other	4,354	6,250
Total borrowings	$1,102,882	$1,099,020
(1)FHLBB advances include $2.1 million and $3.5 million of purchase accounting discounts at September 30, 2016 and December 31, 2015, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.1 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $1.0 million at September 30, 2016 and $1.1 million at December 31, 2015.
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
Total FHLBB advances increased $29.9 million to $975.4 million at September 30, 2016, exclusive of the purchase accounting mark adjustment on the advances, compared to $945.5 million at December 31, 2015. This increase occurred in order to fund loan growth. At September 30, 2016, $875.4 million of the Company’s $975.4 million outstanding FHLBB advances were at fixed coupons ranging from 0.26% to 4.49%, with a weighted average cost of 0.93%. Additionally, the Company has two advances with the FHLBB totaling $75.0 million that are underlying hedge instruments; the interest is based on the three 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.05% per annum.  The advance reprices to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converts to a fixed rate of 1.62% and is callable on a quarterly basis. The average cost of funds including these adjustable advances is 0.91%. FHLBB borrowings represented 14.9% and 15.2% of assets at September 30, 2016 and December 31, 2015, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at September 30, 2016, a decrease of $25.0 million from December 31, 2015. The outstanding borrowings consisted of two individual agreements with remaining terms of three years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $21.4 million and $19.3 million at September 30, 2016 and December 31, 2015, respectively.
Subordinated debentures totaled $79.7 million at September 30, 2016 and $79.5 million at December 31, 2015.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2016, $214.2 million of the Company’s assets were held in cash and cash equivalents compared to $95.2 million at December 31, 2015. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At September 30, 2016, the Company had $975.4 million in advances from the FHLBB and an additional available borrowing limit of $408.5 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $223.6 million at September 30, 2016. Internal policies limit wholesale borrowings to 40% of total assets, or $2.62 billion, at September 30, 2016. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $107.5 million at September 30, 2016. No federal funds purchased were outstanding at September 30, 2016.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of September 30, 2016, the Bank had pledged 27 commercial loans, with outstanding balances totaling $195.8 million. Based on the amount of pledged collateral, the Bank had available liquidity of $149.6 million.
At September 30, 2016, the Company had outstanding commitments to originate loans of $256.6 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $818.6 million. At September 30, 2016, time deposits scheduled to mature in less than one year totaled $0.00 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2016, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a stable balance sheet (both size and mix) projected throughout the modeling horizon. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	1.74%	(4.78)%
50 basis point decrease in rates	(5.25)%	(7.04)%
United Bank’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the

Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise in the 12 month projected horizon. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2016, income at risk over the next twelve months (i.e., the change in net interest income) increased 1.74% and decreased 5.25% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2016.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company obtained approval for and initiated a third buyback plan on October 15, 2014. Under this plan, the Company was authorized to repurchase up to 2,566,283 shares, or 5% of the outstanding shares at the time the plan was approved and had a remaining authorization to purchase an additional 254,394 shares. On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. In connection with this authorization, the third share repurchase program was suspended and the remaining shares are no longer available for repurchase. There were no purchases of equity securities during the third quarter of 2016 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.

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
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 5, 2016)

14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.
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
Date: November 4, 2016