Form 10-K
period 2016-12-31
United Financial Bancorp, Inc.
filed 2017-03-08
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of United Financial Bancorp, Inc. as of June 30, 2016 was $629.9 million based upon the closing price of $12.98 as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of February 28, 2017, there were 50,817,157 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

1

United Financial Bancorp, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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

Item 1.    Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Glastonbury, Connecticut and is a Connecticut corporation. The Company completed the “second-step” conversion from a mutual holding company structure to a stock holding company structure in March 2011. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at December 31, 2016 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company. United had assets of $6.60 billion and equity of $655.9 million at December 31, 2016.
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
Our Four Key Objectives
The Company seeks to organically grow through favorable risk adjusted returns; continually deliver superior value to its customers, stockholders, employees and communities, and will periodically consider mergers/acquisitions opportunities, through achievement of its four key operating objectives which are to:

1.	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	During the year ending December 31, 2016, both loans and deposits grew 6.2% from the prior year end, and capital grew 4.9% over the same time period.

•	The Company grew demand deposit accounts 7.7% in the year ending December 31, 2016 from the prior year end.

2.	Re-mix cash flows into higher yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Emphasis was placed on commercial business and owner occupied CRE loans, increasing $215.9 million in aggregate during 2016 with reduced emphasis on Investor CRE which increased $32.1 million in 2016.

3.	Invest in people, systems, and technology to grow revenue and improve customer experience while maintaining attractive cost structure;

•
During 2016, the Company made investments in its Information Technology human capital to preserve, enhance, and acquire systems and processes that support products and services for our current and prospective customers that have a compelling value proposition. It is expected that this investment will be fully reflected in the Company’s salary run rate by first quarter 2017.

•
The Company’s ratio of non-interest expense to average assets improved to 2.10% for the year ended December 31, 2016 compared to 2.25% and 3.37% for the years ended December 31, 2015 and 2014, respectively.

4.	Grow operating revenue, maximize operating earnings, grow tangible book value and pay dividends. Achieve more revenue into non-interest income and core fee income;

•
During 2016, the Company continued its strategy of reducing our effective tax rate through utilization of tax exempt loans, municipal securities, and investments in bank owned life insurance, maintaining entities in our unconsolidated corporate structure that have state tax advantages; and maintaining a portfolio of tax credit investments that include alternative energy and affordable housing. These tax reduction strategies support tangible book value creation.

•	The Company continued to pay its dividend, totaling $0.48 per share for 2016 versus $0.46 per share for 2015.

•	Tangible book value totaled $10.53 as of December 31, 2016, an increase of $0.46, or 4.6%, compared to $10.07 at December 31, 2015, increasing $0.42 or 4.4% in 2015 from December 31, 2014.

The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the businesses and individuals in the market areas it serves. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as commercial and residential real estate loans, commercial business loans, consumer loans, a variety of deposit products and financial advisory services.
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
Enterprise Risk Management Approach
The Company has made a significant investment in its enterprise risk management approach throughout 2016 and earlier periods. Management has established committees that manage strategic risks of the Company including oversight of specialized groups that bring in a broader team to address tactical and operational considerations. Board Risk Committee (“BRC”) has oversight over several management committees that report into it, including the Management Asset Liability Committee (“ALCO”) which oversees credit risk management. Credit risk management is overseen by our Chief Credit Officer in conjunction with our Chief Risk Officer.
Risk Committees & Operational Risks
Risk Management Steering Committee (“RMSC”) is responsible for ensuring overall compliance with the Company’s Risk Management Policy. RMSC reviews and approves new or revised business proposals as required by the Risk Management Policy to ensure that the initiative is within the Board approved risk tolerance levels. RMSC oversees and approves risk management practices deployed throughout the Company to assist the Board in identifying, assessing, measuring, controlling and monitoring the various risks that the Company faces. RMSC ensures that a risk management infrastructure is established to manage credit, interest rate, liquidity, market, legal, compliance, strategic, operation, and reputational risks. Further activities of the RMSC, includes reviewing the Risk Management Policy, monitoring exceptions to risk limits and making recommendations to the BRC for revisions to the Company’s risk tolerance levels. RMSC reviews and provides feedback on the annual Company-wide risk assessment report including providing corrective action plans for identified deficiencies, monitoring the Company’s risk profile and its ongoing and potential exposures to internal and external risks; reviews and recommends for approval to the Board Risk Committee the Company’s Business Continuity and Disaster Recovery Plan, Bank Secrecy Act Program, Identity Theft Prevention Program, Annual Information Security Report and the Information Security Program and related policies; as well as review and approval of the Company’s high risk vendors and Incidence Response Plan. The RMSC is chaired by the Chief Risk Officer.
The Management Risk Committee’s (“MRC”)  purpose is to review, consider and discuss the macro risks facing the Company.  The Company and the industry are confronted daily with new and ever-changing risks. The degree and magnitude of these risks can change; however, MRC recognizes that these risks can and will remain in some form and can be tied to macro events beyond Management’s control. The MRC functions as a mechanism to educate managers on risk management concepts and to establish open communication channels across business lines in which to understand and manage company-wide business risks and opportunities.  As Management is responsible for identifying, measuring, controlling and monitoring risks across the Company, the MRC is charged with the responsibility for reviewing the results of key risk assessments conducted by Management in the areas of Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”), Customer Identification Program (“CIP”), Office of Foreign Assets Control (“OFAC”), Automated Clearing House (“ACH”), Internal Fraud, Operational, Vendor Management, Information Technology and Information Security recommending further enhancements to the Company’s risk management practices. Additional responsibilities include oversight of the Company’s compliance with Sarbanes-Oxley requirements, the review and approval of new or revised business proposals and staying abreast of new and changing risks facing the banking industry and the Company. Key to providing oversight of potential third-party risks, the MRC is also responsible for reviewing the adequacy of the Company’s formal Vendor Management Program and the ongoing monitoring activities of its significant vendors. The MRC members will report on key operational risks affecting their area of responsibilities and risk strategies to be deployed on an ongoing basis. The MRC is chaired by the Chief Risk Officer. The Chief Risk Officer reports directly to the Chief Executive Officer.

The Enterprise Risk Management Department is responsible for the development and ongoing maintenance of a formal Vendor Management Program. This comprehensive program provides the requirements for the selection, due diligence, contract review and ongoing monitoring of vendors to identify, manage and control third-party risks (operational, financial, strategic, compliance, reputational and legal). The Enterprise Risk Management Department updates the Program as necessary to maintain compliance with regulatory requirements and new regulatory guidance. It is the responsibility of Enterprise Risk to oversee the Company’s adherence with this Program and ensure proper vendor documentation is maintained.

The Company has developed a comprehensive Business Continuity Management (“BCM”) Program framework based on our size and complexity. It’s goal is to minimize financial losses to the institution, serve customers and financial markets with minimal disruptions, and mitigate the negative effects of disruptions on business operations. We manage our Business Continuity Risk by establishing and implementing a policy and associated plans that help to ensure the availability of critical business processes. The BCM Plans reflect the following risk management objectives for the program: prioritization of business objectives and critical operations that are essential for business continuance; development and maintenance of BCM Plans to provide for the recovery and resumption of affected critical processes, including reliance on critical IT Services, Data, Applications & Equipment, Third Party Vendors, Facilities and Personnel. Periodic and as-necessary updates are made to each BCM Plan based on changes in United Bank’s organizational structure or business processes covered by any such plan, audit or independent function recommendations and lessons learned from validation exercises or actual events.

The Company has made significant investments in the creation of a Financial Intelligence Unit (“FIU”) that ensures the Company maintains compliance with the Bank Secrecy Act (“BSA”), USA PATRIOT Act and OFAC regulations. One of the main purposes of FIU is to identify financial transactions that may involve tax evasion, money laundering or some other criminal activity. The Company has developed a robust BSA Program that includes a system of internal controls to ensure ongoing compliance based on the BSA Risk Assessment; independent audits; designation of a BSA/AML/OFAC Officer responsible for coordinating and monitoring day to day compliance; and training of all appropriate Company personnel on a periodic basis. The Company has developed a risk assessment that identifies the Company’s BSA/AML and OFAC risk profile. Our risk assessment consists of assessment of products, services, customers, entities and geographic locations. The risk assessment program is an ongoing process. The Board of Directors and senior management update the risk assessment periodically or when the Company’s risk profile changes in a material manner such as when new products and services are introduced, existing products and services change, high risk customer’s open and close accounts, or the Company expands through mergers and acquisitions. The Company maintains a comprehensive system for detecting and deterring such transactions that is commensurate with the Company’s risk for money laundering and terrorist financing. The FIU gathers information about the financial affairs of customers, to understand, and predict their intentions.

The Company has established an Information Security Program and dedicated Department to protect customers’, employees’ and stakeholders’ information from unauthorized disclosure, modification and destruction. The Program ensures that the confidentiality, integrity and availability of information are protected by implementing Company-wide risk assessments, policies, standards, controls, procedures and reviews designed to manage and control risk and to secure information through technical, administrative and physical controls.

The Information Security Program includes a cybersecurity program that consists of identifying, measuring, mitigating, monitoring and reporting cybersecurity-related risks.

Technology Governance
Technology Governance Committee (“TGC”) is responsible to act as a decision making authority over technology capital investments, technology resource allocation and utilization. The TGC approves and monitors key strategic technology projects and plans that are required to fulfill critical business outcomes. The TGC acts as a communication forum to exchange critical information to ensure that technology strategies and initiatives are optimized to achieve maximum business value. The TGC will review all strategic project progress, as well as address major project challenges and opportunities, as appropriate. Additionally, the TGC is updated regularly on key technology trends in the financial services sector that may affect technology direction, technology standards, and use of technology within the Company or in conjunction with its partners. Responsibilities include but are not limited to: (a) act as a strategic body and in the best interest of the enterprise as a whole; (b) improve communication between technology and the business units; (c) review and approve funding for all projects exceeding $30,000 for internal or external technology expense; (d) review and approve the annual Information Technology Strategic and Operational Plan; (e) participate in the annual resource planning and allocation for development, enhancements and production support; (f) participate in technology updates, presentations and/or briefings that are germane to the business and will cultivate an atmosphere of informed decision making relative to technology alternatives; (g) oversee the justification criteria for technology investment decisions and resource allocations; (h) validate and ensure that all technology projects have consistent and measurable justification; (i) ensure that technology decisions and priorities are consistent with the overall business strategy; (j) establish and adjust, as appropriate, the priority-setting process and score card; (k) provide approval for significant project scope changes and/or schedule changes, as appropriate; (l) review and approve, as required, significant unplanned expenditures related to projects contained within and/or added to the plan; (m) review and approve any major reallocation of resources made necessary by priority changes required to meet business needs; (n) be enlightened proponents of technology within the business community providing communication and support for TGC actions and decisions; (o) act as an escalation point (court of appeals) for issues and recommendations from the Application Advisory Groups; (p) annually approve membership of the Application Advisory Groups; and (q) support the objectives to comply with technology principles, standards and internal controls. The TGC is chaired by the Chief Information & Administration Officer, who reports directly to the Chief Executive Officer.
Asset Liability Committee & Oversight

ALCO is responsible for ensuring overall compliance with the Company’s Asset Liability Management policies and suggesting changes to the BRC and Board of Directors for approval; as well as maintaining responsibility for the development and oversight of the Company’s asset/liability management strategies, management of the investment portfolio, liquidity risk management framework, loan and deposit pricing strategies, use of off-balance sheet hedging instruments and the supervision of the accuracy and adequacy of management information systems utilized for reporting  and supplying data to the ALCO to fulfill its role on a timely basis. Further activities include but are not limited to reviewing and analyzing output from the internal Interest Rate Risk Model, interpreting economic data and outlooks for interest rates to develop strategies to respond proactively to changes in loan and deposit product offerings, reviewing asset allocation strategies and the relative risk/return profiles, reviewing capital allocation strategies and capital adequacy results, reviewing and approving strategies related to tax credit investments and performance, reviewing the Bank and Holding Company liquidity positions and respective borrowing capacities, expected loan demand, and recommend adjustments to strategy. The ALCO is further responsible for oversight of authorities delegated to the Investment Committee (“IC”), the Secondary Marketing Committee (“SMC”) and the Executive Pricing Committee (“EPC”). The ALCO is chaired by the Chief Financial Officer. The Chief Financial Officer reports directly to the Chief Executive Officer.

The IC is charged with the responsibility of advising ALCO, the Board and other key stakeholders of the investment policy, with implementation of investment portfolio strategy and compliance with investment policy guidelines. The IC shall formulate and propose investment policy modifications to the ALCO, BRC and Board and shall implement such changes to the policy as approved by the governing bodies. In addition, the IC shall oversee the performance monitoring of the investment assets of the Company by monitoring the management of the portfolio assets for compliance with investment guidelines, overseeing the purchase and sale of securities, reviewing duration and yield performance of the portfolio, addressing the implications of portfolio stress testing and assessing the performance of the assets relative to the Company’s peer group and market indices. The IC is also responsible for evaluating and assessing new investment strategies from a risk and reward perspective and ensuring that such strategies do not create exceptions to the existing policy. The IC meeting can occur through assembly of the ALCO; however, the IC may meet more frequently to assess the implications of market movements, regulatory changes and performance of the portfolio.
ALCO shall serve as the strategic decision making and governing body for the secondary marketing initiative for the Company’s residential loan portfolio, with managing authority delegated to the SMC, which meets monthly. The SMC shall establish the Company’s budgeted pricing spreads through valuation mortgage servicing rights (“MSR”), setting the price offering and selling of mortgages via the secondary market at the whole loan or securities level for the purposes of achieving the Company’s targeted  gain on sale and servicing rights levels. The SMC manages the interest rate risk management of the open pipeline through the Board approved hedge instruments and a lock policy. The SMC also serves as the governor of new originations for the Company’s mortgage portfolio ensuring that the targeted asset mix is maintained at approved levels. The SMC produces monthly reporting of hedge and sale activity for ALCO as well as the Board level policy exception reporting.

ALCO is responsible for the strategic oversight of the Company’s deposit pricing strategies, with managing authority delegated to the EPC. The meeting of the EPC can occur through the assembly of the ALCO; however, the EPC may meet more often as necessary, to address pricing opportunities and assess pricing strategy related to the Company’s retail, commercial and municipal deposit programs. The EPC is responsible for a review of the Company’s retail, commercial and municipal deposit trends and a review of the Company’s structural liquidity ratios and implications related to anticipated deposit inflows or outflows.  In the event that circumstances occur that result in a stress to the Company’s liquidity profile and activation of the Contingent Liquidity Plan, elevated and more frequent levels of deposit and liquidity reporting are to be provided to the EPC and, depending on the perceived severity of the stress scenario, reporting is to be elevated to the Board of Directors.  Under normal operating conditions, the EPC is responsible for reviewing pricing for the Company’s deposit programs, deposit specials, new deposit initiatives and the competitive landscape of the Company’s deposit footprint.

Credit Risk Management Oversight

The Company adheres to established underwriting practices which include, lending limits to specific borrowers, accountability throughout the approval process with established lending authorities and risk rating classification, which considers various financial performance metrics of the borrower. The Company has established an internal loan review process as well as an external loan review process via an independent third-party vendor in order to review originated loans. Findings from the external loan review are reported to the Board Risk Committee on a quarterly basis by the Chief Credit Officer. The Chief Credit Officer reports directly to the Chief Executive Officer.

Delinquency and Watched Assets Committees are responsible for the oversight of loans which have experienced financial difficulties or have not made all contractual payments in accordance with the loan terms. Delinquencies are discussed on a monthly basis with special assets and collections in order to determine if there is any risk of loss. Adversely rated loans are presented quarterly to the Watched Asset Committee or Loans in Litigation Committee to determine loss exposure and related reserves. There are various credit management practices utilized to manage loans which are considered performing including the review of borrower financial performance, testing existing loan conditions and covenants, industry concentrations and the evaluation of economic and market risks. These credit management practices are established to determine overall risk prior to the loan becoming adversely classified.

On a quarterly basis, credit risk management provides portfolio and asset quality reporting to the Board Risk Committee. Portfolio presentation materials include discussions of the various loan portfolios, loans to one borrower reporting, concentration to various industries, concentration in various geographical regions and other underwriting metrics which are critical to managing credit risk. Asset quality reporting includes items such as, non-performing loan totals, delinquencies, Troubled Debt Restructures(“TDR’s”), watched assets, loans in litigation, charge-offs and recoveries as well as the adequacy of the allowance for loan and lease loss. The Credit Risk Management process is overseen by the Chief Credit Officer in close consultation with the Chief Risk Officer.

Competition
The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance and mortgage companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, larger lending limits, larger branch systems and a wider array of commercial banking services than United. Competition from both bank and non-bank organizations is expected to continue. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry and banking regulatory reform.
The Company faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, online banking services, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, online services and personalized service. Competition for origination of loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers and commercial banks and from other non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.
Market Area
For our deposit gathering activities, we operate in primarily suburban market areas throughout Connecticut and Massachusetts that have a stable population and household base. Currently, we maintain 53 retail banking branches covering markets throughout Connecticut and Massachusetts, providing customers access to full-service banking opportunities including retail and commercial banking, consumer and commercial lending, and financial advisory services.
Our retail banking and lending offices are located in Connecticut throughout Hartford, Fairfield, New Haven, New London and Tolland Counties and in Massachusetts in West Springfield, Greater Springfield and Worcester regions. In addition, we maintain a commercial loan production office and a mortgage loan origination office in New Haven County, supported by two retail branches in Hamden and North Haven, Connecticut. Our market area in Connecticut is located in the north central part of the state including, in part, the eastern and western parts of the greater Hartford metropolitan area, the central part of New Haven County and Fairfield County through our Westport loan production office. Our market area in Massachusetts covers a wide geography in the western, eastern and central parts of the state.
Our Connecticut and Massachusetts markets have a mix of industry groups and employment sectors, including financial services, wholesale/retail trade, construction and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network.

Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut as well as Massachusetts and to a lesser extent New England and certain Mid-Atlantic states, although; as of December 31, 2016, most of the Company’s loan portfolios are made to borrowers in its primary deposit gathering area.
Lending Activities
General
The Company’s wholesale lending team includes bankers, cash management specialists and originations, underwriting and servicing staff in each of our disciplines in wholesale lending which includes commercial real estate, commercial business, business banking, cash management, and a shared national credits desk. Our consumer lending team includes the following disciplines which, in nearly all channels, drive lending activities: retail branches and retail lending, customer contact center which includes outbound calling, direct sales, correspondent lending, LH-Finance and United Northeast Financial Advisors (“UNFA”).
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company’s experience in our geographic areas we lend in allow us to look at a wide variety of commercial, mortgage, and consumer loans. Opportunities are first reviewed initially to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports or is accretive to the Company’s return goals. Our systematic approach is intended to create better risk adjusted return on capital. For example, we passed over $700 million in commercial loans in 2016 because they failed to meet our hurdle rates in our risk adjusted return model. Through the Company’s Loan and Funds Management Policy, both approved by the Board of Directors, we set limits on loan size, relationship size and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we diversify risk and create improved return on risk adjusted capital.
The Company can originate, purchase, and sell commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans, marine floor plan loans and other consumer loans. Loans originated and purchased totaled $1.48 billion in 2016, of which originations totaled $1.33 billion in 2016, consisting of commercial and retail production of $694.7 million and $631.6 million, respectively. Loans originated and purchased totaled $1.92 billion in 2015, of which originations totaled $1.58 billion in 2015, consisting of commercial and retail production of $878.7 million and $705.7 million, respectively. At December 31, 2016 11.6% our total production was purchased compared to 17.2% at December 31, 2015.
Real estate collateralized the majority of the Company’s secured loans as of December 31, 2016, including loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.
The Company’s approach to lending is influenced in large part by its risk adjusted return models. With the high level of competition for high quality earning assets, pricing is often at levels that are not accretive to the Company’s aspirational equity return metrics. The Company utilizes a web-based risk adjusted return model that includes inputs such as internal risk ratings, the marginal cost of funding the origination, contractual loan characteristics such as interest rate and term and origination and servicing costs. This model allows the Company to understand the life-of-loan impact of the origination, leading to proactive and informed decision making that results in the origination of loans that support the Company’s aspirational return metrics. We seek to acquire, develop and preserve high quality relationships with customers, prospects and centers of influence that support our return goals and compensate our commercial bankers and branch management for improving returns on equity for their respective areas of responsibility.
Periodically, the Company will purchase loans to enhance geographical diversification, and returns and gain exposure to loan types that we are unwilling to make infrastructure investments to originate ourselves. Total lending activities, including origination of loans as well as purchasing of loans in the calendar year of 2016 totaled $1.48 billion, of which 11.6% were purchased compared to $1.92 billion, of which 17.2% were purchased in the calendar year of 2015. Loans purchased by the Company are underwritten by us, are generally serviced by others (“SBO”), and undergo a robust due diligence process. Management performs a vigorous due diligence exercise on the originator including, visiting and observing first hand the servicer and its operational process and controls to ensure that the originator and servicer meet the standards of the Company. Financial modeling includes reviewing prospective yields, costs associated with purchasing loans, including servicing fees and assumed loss rates to ensure that risk adjusted returns of the target portfolio are accretive to our return goals. The Company has set portfolio and capital limits on each of its purchased portfolios and has hired staff to oversee on-going monitoring of the respective servicer and performance to ensure the portfolio performance is meeting our initial and on-going expectations. In the event that our expectations are not met, the Company has many remedies at its disposal, including replacing the servicer, ending its relationship with the originator and selling the entire target portfolio. Contractually, the Company has the ability to cross-sell dissimilar products to customers in its purchased portfolios allowing us to develop a relationship using our existing online and mobile channels that support servicing and acquisition of our current and prospective clients without the need for a brick and mortar branch.
The Company’s Board of Directors (“Board”) approves the Lending Policy on at least an annual basis. The Lending Policy addresses approval limits, appraisal requirements, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.
Owner Occupied and Investor Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. These portfolios also include commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut and Massachusetts, but also expand throughout the Northeast and certain Mid-Atlantic states. Beginning in 2006, the Company started it’s expansion of commercial real estate through the Northeast and certain Mid-Atlantic states and over that time has developed deep knowledge of markets we lend in, retained talented commercial bankers and underwriters specializing in the procurement, underwriting and monitoring of these relationships, and put in place a robust credit administration process, discussed further in this report. In addition to providing geographic diversification within the overall commercial real estate loan portfolio, originated loans meet our return hurdle rates supporting the Company’s return goals. Properties financed are high quality, income producing and have experienced sponsorships. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Company generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans may be originated up to 80% of the appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.
Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties. The Company seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes.
Commercial Business Loans
Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. Commercial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial business loans are typically made up to 80% of the value of the loan collateral. A significant portion of the Company’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. Over the past 24-months, the franchise lending portfolio has increased from $0 to $55.0 million in loan commitments. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-

exempt loan products for campus improvements, expansions and working capital needs. Generally, educational terms loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship.  Over the past 24-months, the Company has seen growth in educational commitments of over $84.0 million and deposit increases of over $30.0 million. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
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
At December 31, 2016, the Company’s outstanding commercial loan portfolio totaled $724.6 million, or 14.8%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Board Risk Committee.
Residential Real Estate Loans
A principal activity of the Company is to originate and sell loans secured by first mortgages on one-to-four family residences. The Company originates residential real estate loans through commissioned mortgage loan officers throughout the state and retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Company also originates loans above conforming loan amount limits, referred to as “jumbo loans.” The Company may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Company is an approved originator of loans to be sold to Fannie Mae, Merrimack Mortgage Company, the Connecticut Housing Finance Authority and the Massachusetts Housing Finance Authority.
Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company sold $369.8 million and $405.0 million of residential mortgages into the secondary market in 2016 and 2015, respectively.
The experience of our mortgage loan officers and their relationships with realtors has allowed the Company to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting 56.7% of 2016 volume.
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
The Company offers adjustable rate mortgages (“ARM”) which do not contain negative amortization features. After an initial term of five to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above LIBOR. ARM loans reduce the Company’s exposure to interest rate risk. However, ARM loans generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. The Company also has interest only loans, which at December 31, 2016 represent 7% of the total residential real estate portfolio. Interest only loans are underwritten at the fully amortized rate (to include principal and interest) and are subject to the same higher credit standards as jumbo loans. As a result, interest only loans originated have higher credit scores and lower loan to value ratios than the existing residential portfolio. At year-end 2016, the Company’s ARM portfolio totaled $527.9 million.
The Company also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods from 12 to 36 months followed by a permanent mortgage loan, and follow the Company’s normal mortgage underwriting guidelines.

Home Equity Loans
The Company offers home equity loans and home equity lines of credit, both of which are secured by owner-occupied one-to-four family residences. At December 31, 2016, the unadvanced amounts of home equity lines of credit totaled $364.4 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the Prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum. In December 2015, the Company purchased a home equity portfolio totaling $100.4 million and the balance outstanding at December 31, 2015 was $98.6 million. These loans are not serviced by the Company. During the year ended December 31, 2016, the Company continued to purchase additional home equity portfolios totaling $330.5 million. The outstanding balance of the purchased home equity portfolio balance at December 31, 2016 totaled $208.8 million. The purchased home equity portfolio is secured by second liens.
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
Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction which generally is 12 to 36 months. Commercial construction loans also generally have terms of 12 to 36 months. Some construction-to-permanent loans have fixed interest rates for the permanent portion of the loan, but the Company originates mostly adjustable rate construction loans. The proceeds of commercial construction loans are disbursed in stages and the terms may require developers to pre-sell a certain percentage of the properties they plan to build before the Company will advance any construction financing. Company officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.
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
Other Consumer Loans
Other consumer loans totaled $209.4 million, or 4.2%, of our total loan portfolio at December 31, 2016. Our other consumer loans generally consist of loans on high-end retail boats and small yachts ranging on average from $400,000 to several million dollars in value, new and used automobiles, home improvement loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans. During December 2015, the Company purchased two consumer loan portfolios consisting of marine retail loans and home improvement loans totaling $229.2 million. The outstanding balance at December 31, 2016 and 2015 was $168.7 million and $224.8 million, respectively. The marine retail loans are based on premium brands and the borrowers are financially strong. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. There were no additional loan portfolio purchases of marine retail and home improvement loans during 2016.
LH-Finance, the Company’s marine lending unit, includes purchased and originated retail loans and dealer floorplan loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company has generally secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite our underwriting of each respective dealer. We have developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, an excess cash flow. Retail loans have an average life of four years and key markets include Florida, California, and New England.
Credit Risk Management and Asset Quality
One of management’s key objectives has been and continues to be to maintain a high level of asset quality. The Company utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;

•	Establishing a process for credit approval accountability;

•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	Established underwriting practices;

•	Ongoing servicing of the majority of individual loans and lending relationships;

•	Continuous monitoring of the transactions and portfolio, market dynamics and the economy;

•	Periodically reevaluating the Company’s strategy and overall exposure to economic, market and other risks; and

•	Ongoing review of new commercial loans by the Chief Credit Officer.
Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board, and to ensure compliance with the credit policy. In addition, Credit Administration and the Special Assets Team is responsible for managing non-performing and classified assets. On a quarterly basis, the criticized loan portfolio, which consists of commercial, commercial real estate and construction loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.
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
Classified Assets
Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by either the current net worth or the repayment capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with added weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that are individually reviewed for impairment are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories including certain loans classified as substandard, doubtful or loss.
The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification or reclassification. Not all classified assets constitute non-performing assets.
Investment Activities
The securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Investment decisions are made in accordance with the Company’s investment policy and include consideration of risk, return, duration and portfolio concentrations. Compliance with the Company’s investment policy rests with the Chief Financial Officer. The ALCO meets monthly and reviews and approves investment strategies.
The Company may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in the Company’s internal investment policy. Permissible bank investments include federal funds, commercial paper, repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, collateralized loan obligations, municipal securities, investment grade corporate debt, mutual funds, common and preferred equity securities and Federal Home Loan Bank of Boston (“FHLBB”) stock.
Derivative Financial Instruments
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Company to these customers. As of December 31, 2016, the Company held derivative financial instruments with a total notional amount of $1.41 billion. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions and providing information for bookkeeping and accounting purposes.
Sources of Funds
General
The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and borrowings to fund lending, investing and general operations.
Deposits
Deposits are the major source of funds for the Company’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Company’s customers. The Company serves commercial, personal, non-profit and municipal deposit customers. Most of the Company’s deposits are generated from the areas surrounding its branch offices. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The Company also periodically offers promotional interest rates and terms for limited periods of time. The Company’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Company emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Company and are also often a core account for a customer relationship. The Company offers debit cards and other electronic fee producing payment services to transaction account customers. The Company is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. In 2015, the Company introduced mobile check deposit services to customers with eligible accounts to allow for convenient and quick access to deposit checks directly into their accounts without visiting a branch. The Company’s time deposit accounts provide maturities from three months to five years. Additionally, the Company offers a variety of retirement deposit accounts to business and personal customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit pricing strategy is monitored weekly by the Retail Pricing Committee, monthly by the ALCO and quarterly by the Board Risk Committee. Deposit pricing is set weekly by the Company’s EPC. When setting deposit pricing, the Company considers competitive market rates, FHLBB advance rates and rates on other sources of funds. Deposit rates and terms are based primarily on current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. To attract and retain deposits, we rely upon personalized customer service, marketing our products, long-standing relationships and competitive interest rates.
Borrowings
The Company is a member of the FHLBB and uses borrowings as an additional source of funding, particularly for daily cash management and for funding longer duration assets. FHLBB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLBB provides a central credit facility primarily for member institutions. As a FHLBB member, the Company is required to own capital stock of the FHLBB, calculated periodically based primarily on its level of borrowings from the FHLBB. FHLBB borrowings are secured by a blanket lien on certain qualifying assets, principally the Company’s residential mortgage loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities.
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company is using the proceeds for general corporate purposes. Interest on the Notes are payable semi-annually in arrears on April 1 and October 1 of each year.

Additional funding sources are available through securities sold under agreements to repurchase, the Federal Reserve Bank (“FRB”), Federal Funds lines of credit and other wholesale funding providers.
Risk Management
United has a comprehensive Risk Management Program that provides a methodology to identify, assess, mitigate, monitor, manage and report inherent risks within the organization. United manages risk taking activities within the Board-approved risk framework through an enterprise-wide governance structure that outlines the responsibilities for risk management activities and oversight of the same. Risk management is fully integrated into the strategic planning process and plays a key role in the approval process for all new activities. The Management Risk Committee, Risk Management Steering Committee and the Board Risk Committee oversee United’s risk-related matters. United’s Risk Management Steering Committee is chaired by United’s Chief Risk Officer and is comprised of members of the Executive Team and the Enterprise Risk Manager. The Management Risk Committee is chaired by United’s Chief Risk Officer and is comprised of Risk Division officers and various members of line management.
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
The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for oversight of the Company’s Enterprise Risk Management framework, which includes but is not limited to credit risk, operational risk management, business continuity management, compliance programs, information security, financial intelligence, fraud and risk policy. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities and is closely monitored by the Chief Risk Officer. The Chief Credit Officer, who reports directly to the Chief Executive Officer, is responsible for overseeing credit risk as well as the Company’s loan workout and recovery activities. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.
Credit Risk
The Company manages and controls risk in its loan and investment portfolios through established underwriting practices, adherence to consistent standards and utilization of various portfolio and transaction monitoring activities. Written credit policies are in place that include underwriting standards and guidelines, provide limits on exposure and establish various other standards as deemed necessary and prudent. Additional approval requirements and reporting are implemented to ensure proper identification, rationale and disclosure of policy exceptions.
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
As part of the Credit Risk Management process, the Chief Risk Officer and Chief Credit Officer hold regular meetings with senior managers to report and discuss key credit risk topics, issues and policy recommendations affecting the Company. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported to the Board Risk Committee.
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

Liquidity Risk
Liquidity risk refers to the ability of the Company to meet a demand for funds by converting assets into cash or cash equivalents and by increasing liabilities at acceptable costs. Liquidity management involves maintaining the ability to meet day-to-day and longer-term cash flow requirements of customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Liquidity sources include the amount of unencumbered or “free” investment portfolio securities the Company owns, deposits, borrowings, cash flow from loan and investment principal payments and pre-payments and residential mortgage loan sales. The Company also requires funds for dividends to shareholders, repurchase of shares, potential acquisitions and for general corporate purposes. Its sources of funds include dividends from the Bank, the issuance of equity and debt and borrowings from capital markets.
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
United Bank Investment Corp., Inc.:    Formerly The Savings Bank of Rockville Investment Co.and established in January 1995, the entity, was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Company’s customers through United Northeast Financial Advisors, Inc.
United Northeast Financial Advisors, Inc.:    Formerly Rockville Financial Services, Inc. and established in May 2002, the entity currently offers brokerage and investment advisory services through a contract with Infinex. In addition, United Northeast Financial Advisors, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all United Bank locations. United Northeast Financial Advisors, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2016, 2015 and 2014, United Northeast Financial Advisors, Inc. received fees of $3.7 million, $1.8 million and $1.7 million, respectively, through its relationship with Infinex.
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
United Financial Realty HC, Inc.: Established in Connecticut in February 2016, to segregate mortgage pools and thus provide a focused loan investment platform, facilitating securitization, capital raising, and state tax advantages under current law.
United Financial Business Trust I: Established in Maryland as a business trust in February 2016. Treated as a Real Estate Investment Trust (REIT) for federal income tax purposes. United Financial Business Trust I is a subsidiary of United Financial Realty HC, Inc.
Employees
At December 31, 2016, the Company had 718 full-time equivalent employees consisting of 656 full-time and 112 part-time employees. None of the employees were represented by a collective bargaining group.
The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, and an employee 401(k) investment plan. The pension plan was frozen effective December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. In connection with the pension plan being frozen, the Company provides additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan beginning January 1, 2013 for a five year period. Additional benefits totaled $102,000, $133,000, and $145,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
Management considers relations with its employees to be good. See Notes 15 and 16 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.
SUPERVISION AND REGULATION
General
United Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of United Financial Bancorp, Inc., a stock corporation. United Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). United Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the FDIC, as its deposit insurer. United Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. In March 2016 the Company elected to become a financial holding company. As a registered financial holding company and a bank holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System, and is regulated under the BHC Act. As a financial holding company, the Company can engage in activities that are financial in nature or incidental to a financial activity. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on the Bank or the Company.
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
Dividends:    The Company may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.
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

Federal Regulations
Capital Requirements:    Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as United Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong bank holding company, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
State non-member banks such as United Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include the allowance for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includible amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk-based capital calculation to ensure the maintenance of sufficient capital to support market risk.
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
As a financial and bank holding company, United Financial Bancorp, Inc. is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. United Financial Bancorp, Inc.’s stockholders’ equity exceeds these requirements.
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
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises a minimum ratio of Tier 1 capital to risk-weighted assets to 6%, a minimum leverage ratio of 4% for all banking organizations and a minimum total capital to risk weighted assets ratio of 8%. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase in period for the capital conservation buffer began for the Company on January 1, 2016, with full compliance phased in by January 1, 2019. The initial phase in amount was 0.625%. The Company’s capital levels remain characterized as “well-capitalized” under the new rules.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 6% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 6%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2016, United Bank was considered a “well-capitalized” institution.
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
As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. For the years ended December 31, 2016, 2015 and 2014, the total FDIC assessments were $3.6 million, $3.7 million and $2.6 million, respectively. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2016 and December 31, 2015. For the years ended December 31, 2016 and 2015, the Company purchased $5.7 million and $19.2 million of FHLBB stock, respectively. The FHLBB repurchased $3.4 million excess capital stock from the Company during 2016. The FHLBB did not repurchase excess capital stock from the Company during the year ended December 31, 2015.
Holding Company Regulation
General:    As a registered bank holding company and financial holding company, United Financial Bancorp, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank and financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner.
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
As a Financial holding company with a bank subsidiary the Company must comply with the Bank Holding Company Act which prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.
Dividends:    The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies that the Company must comply with, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a holding company of a bank from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
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

Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), United Financial Bancorp, Inc.’s subsidiary, United Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, United Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, the subsidiary had no reserves subject to recapture in excess of its base year.
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
Net Operating Loss Carryovers:    A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, United Financial Bancorp, Inc. had net operating loss carryforwards of $1.5 million for federal income tax purposes, which will begin to expire in 2023.
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
State
The Company reports income on a calendar year basis to the State of Connecticut and the Commonwealth of Massachusetts. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income, subject to a 20% surcharge in 2016.
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
The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2016; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, United Financial Bancorp, Inc. would be subject to higher state income taxes in Connecticut.
The Company also reports income on a calendar year basis to the Commonwealth of Massachusetts. Generally, Massachusetts imposes a tax of 9.0% on income taxable for in Massachusetts although Massachusetts Security Corporations are taxed at 1.32%.  Massachusetts taxable income is based on federal taxable income after modifications pursuant to state tax law.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 0.87% of total loans outstanding and 125.64% of non-performing loans at December 31, 2016. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Our allowance for loan losses to total covered loans was 1.03% at December 31, 2016.

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
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of the fiscal year ending December 31, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
Concentration of loans in our primary market area may increase risk
Our success is impacted by the general economic conditions in the geographic areas in which we primarily operate, primarily Connecticut, and Central and Western Massachusetts. Accordingly, the economic conditions in these markets have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could reduce our ability to generate new loans and increase default rates on those loans and otherwise negatively affect our financial results.

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
In the past, stockholders have brought securities class action litigation against other companies following periods of volatility in the market price of their securities. If we experience such volatility we could be the target of similar litigation in the future, which could result in substantial costs and divert management’s attention and resources.
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
The Company did not open any new branches in 2016, however it opened one new branch in 2015. United intends to continue to explore opportunities to expand and eliminate non-strategic branches to better posture the Company to achieve greater operational efficiencies going forward. Losses are expected in connection with establishing new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.
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
We offer debit cards and credit cards to our banking customers and expanded our online banking and online account opening capabilities in 2016.  Historically, we have experienced operational losses from fraud committed by third parties that obtain credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
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
We rely on third party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third party relationships with vendors, there are risks associated with such activities. When entering a third party relationship, the risks associated with that activity are not passed to the third party but remain our responsibility. Management and the Board of Directors are ultimately responsible for the activities conducted by vendors. To that end, Management is accountable for the review and evaluation of all new and existing vendor relationships. Management is responsible for ensuring that adequate controls are in place at United and our vendors to protect the Company and its customers from the risks associated with vendor relationships.
Increased risk most often arises from poor planning, oversight, and control on the part of the Company and inferior performance or service on the part of the third party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third party service providers, any problems caused by third party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing third party vendors could also take a long period of time and result in increased expenses.
United faces cybersecurity risks, including “denial of service attacks,” “hacking” and “identity theft” that could result in the disclosure of confidential information, adversely affect United’s business or reputation and create significant legal and financial exposure.
United’s computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and United may not be able to anticipate or prevent all such attacks. United may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened and as a result the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion and data breach coverage.

Despite efforts to ensure the integrity of its systems, United will not be able to anticipate all security breaches of these types, and United may not be able to implement effective preventive measures against such security breaches on a timely basis. The techniques used by cyber criminals change frequently and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of United’s systems to disclose sensitive information in order to gain access to its data or that of its clients. These risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.
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
If the goodwill that the Company has recorded in connection with its mergers and acquisitions becomes impaired, it will have a negative impact on the Company’s profitability.
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2016, the Company had approximately $115.3 million of goodwill on its balance sheet primarily reflecting the merger with Legacy United. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on United’s financial condition and results of operations.
Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
A large portion of our loan portfolio is acquired and was not underwritten by us at origination.
At December 31, 2016, 17.2% of our loan portfolio was acquired from our merger with Legacy United and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
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
United may, from time to time, implement new lines of business or offer new products and services within existing lines of business. There are risks and uncertainties associated with new lines of business or new products particularly in instances where the markets are not fully developed. We may need to invest significant time and resources in developing and marketing new lines of business and/or new products and services. New lines of business and/or new products or services may not be implemented according to our initial schedule and price and profitability targets may not prove attainable. Other factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the implementation of new lines of business or development of new products or services could have a material adverse effect on our business, results of operations and financial condition.

Proposed U.S. tax reforms could materially adversely affect us, including the value of our deferred tax assets.
The enactment of proposed U.S. tax reforms could materially adversely affect us, including a reduction in the value of our deferred tax assets upon a reduction in the U.S. corporate income tax rate. We cannot predict if any such proposals will ultimately become law, or, if enacted, what its provisions or that of the regulations promulgated thereunder will be, but they could materially adversely affect our financial position and our results of operations.
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

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act has increased and will continue to increase our operational and compliance costs.
On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law has significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The current administration has announced that it intends to slow down the adoption of new Dodd-Frank Act and regulations adopted to date. At this time, we do not expect the comments made by the new administration on regulatory posturing towards financial institutions to have an impact on the Company’s Consolidated Financial Statements.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2016, the Company, headquartered in Glastonbury, Connecticut, conducted business throughout Connecticut and Massachusetts. In the fourth quarter of 2017, our administrative services offices will be relocated to Hartford, Connecticut. The Company has 53 banking offices and 63 ATMs as well as seven loan production offices. Of the 53 banking offices, 18 are owned and 35 are leased. Branch lease expiration dates range from three years to twenty four years with renewal options of five to twenty years.
In 2015, the Company consolidated five locations, including four branches in Massachusetts and one branch in Connecticut; opened a mortgage loan production office in Wellesley, Massachusetts and opened a new full-service banking location on Main Street in Glastonbury, Connecticut. In January 2016, the Company leased an office in Baltimore, Maryland to house LH-Finance, a division of United Bank.
The aggregate net book value of premises and equipment was $51.8 million at December 31, 2016.
For additional information regarding the Company’s Premises and Equipment, Net and Other Commitments and Contingencies, see Notes 8 and 20 to the Consolidated Financial Statements.
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
Part II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “UBNK.”
On February 28, 2017, the intra-day high and low prices per share of common stock were $18.36 and $17.78, respectively.
The following table sets forth for each quarter of 2016 and 2015 the intra-day high and low prices per share and the dividends declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2016:
First Quarter	$12.81	$10.28	$0.12
Second Quarter	13.51	12.16	0.12
Third Quarter	14.16	12.64	0.12
Fourth Quarter	18.49	13.51	0.12

2015:
First Quarter	$14.47	$12.00	$0.10
Second Quarter	13.91	12.25	0.12
Third Quarter	13.87	12.14	0.12
Fourth Quarter	14.16	12.45	0.12
United had 7,037 registered holders of record of common stock and 50,817,157 shares outstanding on February 28, 2017. The number of shareholders of record was determined by Broadridge Corporate Issuer Solutions, the Company’s transfer agent and registrar.
Dividends
The Company began paying quarterly dividends in 2006 on its common stock and paid its 43rd consecutive dividend on February 15, 2017. The Company intends to continue to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements, and financial condition. The Bank declared a dividend in December 2015 of $30.9 million payable to the Company. There were no dividends from the Bank to the Company for the year ended December 31, 2016. The Bank declared a dividend in January of 2017 of $8.0 million payable to the Company.
See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 17, “Regulatory Matters,” in the Consolidated Financial Statements for further information.
Recent Sale of Registered Securities; Use of Proceeds from Registered Securities
No registered securities were sold by the Company during the year ended December 31, 2016.
Recent Sale of Unregistered Securities
No unregistered securities were sold by the Company during the year ended December 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. There were no purchases of equity securities during the fourth quarter of 2016 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.
Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2011, through December 31, 2016, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KRX index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2011 in our common stock. The graph assumes all dividends on UBNK stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
UBNK	100.0	129.8	147.4	153.4	142.5	207.9
S&P 500 Total Return Index	100.0	116.0	153.6	174.6	177.0	198.2
KRX Total Return Index	100.0	113.2	166.3	170.3	180.4	250.8

Item 6.    Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2016 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. On April 30, 2014, the Company acquired 100% of the outstanding common shares and completed its merger with Legacy United, adding $2.40 billion in assets, $2.16 billion in liabilities and $356.4 million in equity.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,599,520	$6,228,541	$5,476,809	$2,301,615	$1,998,799
Available for sale securities	1,043,411	1,059,169	1,053,011	404,903	241,389
Held to maturity securities	14,038	14,565	15,368	13,830	6,084
Federal Home Loan Bank stock	53,476	51,196	31,950	15,053	15,867
Loans receivable, net	4,870,552	4,587,062	3,877,063	1,697,012	1,586,985
Cash and cash equivalents	90,944	95,176	86,952	45,235	35,315
Deposits	4,711,172	4,437,071	4,035,311	1,735,205	1,504,680
Advances from the Federal Home Loan Bank and other borrowings	1,169,619	1,099,020	777,314	240,228	143,106
Total stockholders’ equity	655,866	625,521	602,408	299,382	320,611
Allowance for loan losses	42,798	33,887	24,809	19,183	18,477
Non-performing loans (1)	34,063	37,802	32,358	13,654	16,056

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans).

	For the Years Ended December 31,
	2016	2015	2014	2013	2012(1)
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$212,152	$196,345	$155,879	$77,517	$77,952
Interest expense	41,053	31,763	18,007	10,460	10,944
Net interest income	171,099	164,582	137,872	67,057	67,008
Provision for loan losses	13,437	13,005	9,496	2,046	3,587
Net interest income after provision for loan losses	157,662	151,577	128,376	65,011	63,421
Non-interest income	30,084	32,487	16,605	17,051	14,707
Non-interest expense (2)	133,973	128,195	144,432	62,466	55,696
Income before income taxes	53,773	55,869	549	19,596	22,432
Income tax expense (benefit)	4,112	6,229	(6,233)	5,369	6,635
Net income	$49,661	$49,640	$6,782	$14,227	$15,797
Earnings per share:
Basic	$1.00	$1.01	$0.16	$0.55	$0.57
Diluted	$0.99	$1.00	$0.16	$0.54	$0.56
Dividends per share	$0.48	$0.46	$0.40	$0.40	$0.52

(1)	Dividends per share included a $0.16 special dividend in the fourth quarter 2012.

(2)
Included in non-interest expense for 2015, 2014 and 2013, was merger related expense of $1.6 million, $36.9 million and $2.1 million, respectively. There were no merger related expenses in 2016 or 2012.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.78%	0.87%	0.16%	0.67%	0.84%
Return on average equity	7.77	8.08	1.28	4.67	4.83
Tax-equivalent net interest rate spread (1)	2.86	3.11	3.43	3.22	3.61
Tax-equivalent net interest margin (2)	2.99	3.23	3.54	3.37	3.81
Non-interest expense to average assets	2.10	2.25	3.37	2.93	2.94
Efficiency ratio (3)	62.26	60.99	65.40	74.27	68.16
Dividend payout ratio	48.00	45.28	265.51	73.47	91.00
Capital Ratios:
Capital to total assets at end of year	9.94	10.04	11.00	13.01	16.04
Average capital to average assets	10.00	10.79	12.37	14.28	17.30
Total capital to risk-weighted assets	13.00	12.53	14.57	17.68	21.86
Tier 1 capital to risk-weighted assets	10.70	10.33	12.02	16.58	20.64
Tier 1 capital to total average assets	8.60	8.87	9.10	13.47	16.51
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.87	0.73	0.64	1.12	1.15
Allowance for loan losses as a percent of non-performing loans	125.64	89.64	76.67	140.50	115.08
Net charge-offs to average outstanding loans during the period	0.10	0.10	0.12	0.08	0.07
Non-performing loans as a percent of total loans	0.69	0.82	0.83	0.80	1.00
Non-performing assets as a percent of total assets	0.54	0.62	0.59	0.59	0.80
Other Data:
Book value per share	$12.91	$12.53	$12.16	$11.53	$11.39
Tangible book value per share (4)	$10.53	$10.07	$9.65	$11.49	$11.35
Number of full service offices	52	52	53	19	18
Number of limited service offices	1	1	3	3	5

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Calculations for this non-GAAP metric are provided after the reconciliation of non-GAAP financial measures and appear on page 46.

(4)	Tangible book value per share represents the ratio of shareholders’ equity less intangible assets divided by shares outstanding.

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
Our Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.60 billion and stockholders’ equity of $655.9 million at December 31, 2016. United’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and Western and Central Massachusetts and the region through its 53 banking offices, its commercial loan and mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the businesses and individuals in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as commercial real estate loans, commercial business loans, residential real estate and consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include (1) allocating capital to lending activities that are accretive to the Company’s return on assets and return on equity; continuing to acquire and support commercial clients through lending activities and cash management and deposit services which exhibit acceptable credit adjusted spreads; and growing our deposit base through acquisition of low cost deposits (2) increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of investment products (3) continuing to improve operating efficiencies and maintain expense discipline and (4) developing products and services that expand our banking network through mobile and internet channels and making opportunistic whole or partial acquisitions of other banks, loans, branches, financial institutions, or related businesses from time to time.
The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, non-interest income and non-interest expense. Non-

interest income primarily consists of fee income from depositors, gain on sale of loans, mortgage servicing income and loan sale income and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expense consists principally of salaries and employee benefits, occupancy, service bureau fees, marketing, professional fees, FDIC insurance assessments, and other operating expenses. For the year ended December 31, 2016 there were no merger related expenses. In the fourth quarter of 2015, the Company incurred $1.6 million in merger related expenses which pertained to the elimination of an executive position. During 2014, non-interest expense was also significantly affected by merger related expenses.
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
Our Objectives
The Company seeks to grow organically and through strategic mergers/acquisitions as well as to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Invest in people, systems, and technology to grow revenue and improve customer experience while maintaining attractive cost structure;

•	Grow operating revenue, maximize operating earnings, grow tangible book value, pay dividends. Achieve more revenue into non-interest income and core fee income.
Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on tangible equity and assets, net interest margin, non-interest income, operating expenses related to total average assets and efficiency ratio (a non-GAAP metric), asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.
Challenges and Risks
As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:
Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2016, our tax-equivalent net interest margin decreased 24 basis points to 2.99%. This decrease was mostly due to lower yields in the commercial portfolio from variable/floating rate originations. In 2016, the Company continued to execute interest rate swaps however, transactional volume decreased compared to the prior year. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.The adjustable rate assets effected net interest margin, but better position the Company for a rising interest rate environment. While further compression in the net interest margin is expected to be minimal given changes to interest rates in late 2016, expansion of the net interest margin will depend on the origination and purchase of loans with origination yields exceeding yields of loans with scheduled amortization and prepayment; some of which may be higher yielding than new origination yields due to the historical low interest rate environment that continues to persist. The Company’s ability to decrease the cost of funding relative to 2016 is diminished and any improvement in the cost will be dependent on a more favorable deposit mix with more low cost demand deposit accounts.
The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.
Maintaining credit quality and rigorous risk management.    The national economy continued to improve through 2016. The Company continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs generally outperform the average of our peer group. Our ratio of non-performing loans to total loans was 0.69%, total delinquencies to total loans was 0.72% and our allowance for loan losses to total loans was 0.87% at December 31, 2016. Net loan charge-offs remained relatively flat at $4.5 million for the year ended December 31, 2016. We expect to be able to continue to maintain strong asset quality relative to industry levels. Risk management oversight of operations is a critical component of our enterprise risk management framework.

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
Regulatory Considerations.    The banking industry continued to be impacted by regulatory changes. These regulatory changes were made to ensure the long-term stability in the financial markets. The regulatory changes include rule writing to effect the passage of the Dodd-Frank Act in 2010 and capital regulations related to Basel III. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply additional resources to ensure compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
Managing Expansion, Growth, and Future Acquisitions. On April 30, 2014, the Company completed its acquisition of Legacy United and completed the systems conversion in October 2014. The Company’s primary growth will be organic but we may use acquisition to supplement organic growth. We anticipate this growth will expand our brand into new geographic markets as we implement our business model. During December 2015, the Company purchased three loan portfolios consisting of marine retail loans, home equity lines of credit and home improvement loans. For the year ended December 31, 2015 gross loans purchased totaled $330.5 million and the outstanding balance was $324.3 million. For the year ended December 31, 2016, the Company continued to purchase home equity lines of credit. Gross loans purchased during the year ended December 31, 2016 totaled $154.2 million. The outstanding balance of purchased home equity lines of credit at December 31, 2016 was $208.8 million. These loans extend beyond our geographic footprint with quality borrowers that we would not be able to originate in our market area.
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
Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Allowance For Loan Losses
Critical Estimates
Our loan portfolio is segregated between originated loans which are accounted for under the amortized cost method and acquired loans which are originally recorded at fair value, resulting in no carryover of the related allowance for loan losses. Loans accounted for under the amortized cost method are considered “covered” loans. For covered loans, we determine our allowance for loan losses by portfolio segment, which consists of owner-occupied and investor non-occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity and other consumer loans. Acquired non-impaired loans (referred to as “acquired” loans) are loans for which there is no evidence of deterioration subsequent to acquisition and therefore have no allowance for loan losses associated with them. Certain, acquired loans carry an allowance for loan losses when there has been measured credit deterioration in the loans subsequent to acquisition such that a reserve is required. These acquired loans, for which an allowance is established, are also considered covered loans.
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
Our allowance for loan losses consists of the following elements: (i) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types; and (ii) specific valuation allowances based on probable losses on specifically identified impaired loans. The covered portfolio consists of organic performing loans, refinanced acquired loans which have undergone a full underwriting review as well as performing acquired loans which have evidenced measured credit deterioration subsequent to acquisition, but are not deemed impaired.
Impaired loans
When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business, construction or commercial real estate loan greater than $100,000, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately at the time a loan becomes impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
Commercial loan portfolio
We estimate the allowance for our commercial loan portfolio by applying historical loss rates to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in Note 7, “Loans Receivable and Allowance for Loan Losses” found in Part II, Item 8 of this report.
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
In the fourth quarter of fiscal 2016, we completed our annual impairment testing of goodwill by performing an internal valuation analysis, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.
The carrying value of goodwill at December 31, 2016, was $115.3 million. For further discussion on goodwill see Note 4 of the Notes to Consolidated Financial Statements.
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
Effect if Actual Results Differ from Assumptions
If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated fair value of the reporting unit and determined no goodwill impairment was necessary under accounting guidance for goodwill impairment.
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
Operating Results
Income Statement Summary

				Change
	For the Years Ended December 31,			2016-2015		2015-2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$171,099	$164,582	$137,872	$6,517	4.0%	$26,710	19.4%
Provision for loan losses	13,437	13,005	9,496	432	3.3	3,509	37.0
Non-interest income	30,084	32,487	16,605	(2,403)	(7.4)	15,882	95.6
Non-interest expense	133,973	128,195	144,432	5,778	4.5	(16,237)	(11.2)
Income before income taxes	53,773	55,869	549	(2,096)	(3.8)	55,320	10,076.5
Income tax provision (benefit)	4,112	6,229	(6,233)	(2,117)	(34.0)	12,462	(199.9)
Net income	$49,661	$49,640	$6,782	$21	—	$42,858	631.9
Diluted earnings per share	$0.99	$1.00	$0.16	$(0.01)	(1.0)%	$0.84	525.0%

Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Efficiency Ratio:
Non-Interest Expense (GAAP)	$133,973	$128,195	$144,432
Non-GAAP adjustments:
Other real estate owned expense	(238)	(237)	(792)
Merger related expense	—	(1,575)	(36,918)
Loan portfolio acquisition fees	—	(1,572)	—
Effect of branch lease termination agreement	—	195	(1,888)
Effect of position eliminations	(1,565)	—	—
FHLBB prepayment penalties	(1,454)	—	—
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$130,716	$125,006	$104,834

Net Interest Income (GAAP)	$171,099	$164,582	$137,872
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	6,796	5,917	2,825

Non-Interest Income (GAAP)	30,084	32,487	16,605
Non-GAAP adjustments:
Net gain on sales of securities	(1,961)	(939)	(1,228)
Net loss on limited partnership investments	3,995	3,136	4,224
BOLI claim benefit	(70)	(219)	—
Total Revenue for Efficiency Ratio (non-GAAP)	$209,943	$204,964	$160,298

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	62.26%	60.99%	65.40%

Earnings Summary
Comparison of 2016 and 2015
For the year ended December 31, 2016, the Company recorded earnings of $49.7 million, or $0.99 per diluted share compared to 2015 when the Company recorded $49.6 million in earnings or $1.00 per diluted share. The efficiency ratio continued to be reflective of the Company’s expense management strategy and was 62.26% and 60.99% for the years ended December 31, 2016 and 2015, respectively. The Company recorded strong organic loan growth during the year as well as participating in strategic loan portfolio purchases throughout 2016. Loan originations totaled $1.33 billion in 2016 compared to $1.58 billion in 2015. The loan portfolio purchases added $154.2 million of loans to the balance sheet during the year ended December 31, 2016 and consisted of HELOCs which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns.
Net interest income increased primarily due to the increase in net average interest-earning assets of $666.4 million, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2016 was 2.99%, a decrease of 24 basis points over the prior year of 3.23%. Net interest income increased $6.5 million, or 4.0% compared to 2015. The increase in net interest income was primarily driven by an increase in the average balance of interest earning assets of $666.4 million, partially offset by an increase in total interest bearing liabilities of $600.9 million compared to 2015. Interest and dividend income increased by $16.7 million and the yield on interest earning assets decreased by 15 basis points mostly due to the decrease in yields on residential real estate, commercial real estate, commercial business loans and construction loans due to the current interest rate environment. These decreases were partially offset by increases in the yields on home equity loans and other consumer loans. Interest bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $9.3 million and the yield increased 10 basis points. Purchase accounting adjustments for the year ended December 31, 2016 had the effect of increasing net interest income $2.7 million compared to $12.7 million for the year ended December 31, 2015.
The asset quality of our loan portfolio has remained strong, including loans acquired from Legacy United and the purchased portfolios. Acquired loans were recorded at fair value with no carryover of the allowance for loan losses and, as such, some asset quality measures are not comparable between periods as a result. The allowance for loan losses to total loans ratio was 0.87% and 0.73%, the allowance for loan losses to non-performing loans ratio was 125.64% and 89.64%, and the ratio of non-performing loans to total loans was 0.69% and 0.82% at December 31, 2016 and 2015, respectively. A provision for loan losses of $13.4 million was recorded for the year ended December 31, 2016 compared to $13.0 million for year ended December 31, 2015. The Company continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
The Company experienced a decrease in non-interest income of $2.4 million for the year ended December 31, 2016, compared to 2015. This decrease is driven primarily by decreases in service charges and fees, predominantly loan swap fee income and decreases on the gain on sale of loans, which is due to a decrease in transactional volume. These decreases were offset by increases in debit card fees and wealth management fee income.
For the year ended December 31, 2016, non-interest expense increased $5.8 million over the comparative period in 2015. The increase in non-interest expense was primarily due to the increases in salaries and employee benefits, which was a direct result severance payments associated with the Company’s previously announced retail reorganization plan and the hiring of experienced information technology personnel. In addition, the Company incurred $1.5 million in FHLBB prepayment penalties in the first quarter of 2016.
Comparison of 2015 and 2014
For the year ended December 31, 2015, the Company recorded earnings of $49.6 million, or $1.00 per diluted share compared to 2014 when the Company recorded $6.8 million in earnings or $0.16 per diluted share. 2015 was the first full year of operations for the Company and the impact of the Merger was significant due to an additional four months of activity. In addition, the Company recorded the following purchase accounting adjustments (a) $12.7 million in net accretion of fair value adjustments on interest-earning assets and interest-bearing liabilities, (b) incurred merger and acquisition expenses totaling $1.6 million primarily for a change in control payment related to an executive’s departure in the fourth quarter of 2015 and (c) recorded $1.8 million of expense for the amortization of the core deposit intangible.
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
Net interest income increased primarily due to the increase in net average interest-earning assets of $1.30 billion, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2015 was 3.23%, a decrease of 31 basis points over the prior year of 3.54%. Net interest income increased $26.7 million, or 19.4% compared to 2014. The increase in net interest income was primarily driven by an increase in the average balance of interest earning assets of $1.30 billion, offset by an increase in total interest bearing liabilities of $1.19 billion compared to 2014. Interest and dividend income increased by $43.6 million and the yield on interest earning assets decreased by 16 basis points mostly due to the decrease in yields on residential real estate, commercial real estate and construction loans due the current interest rate environment. These decreases were partially offset by increases in the yields commercial business loans and other consumer loans. Interest bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $13.8 million and the yield increased 16 basis points. The effect of fair value adjustment amortization and accretion was $12.7 million of additional net interest income for the year ended December 31, 2015.
The asset quality of our loan portfolio has remained strong, including the addition of loans acquired from Legacy United and the purchased portfolios. Acquired loans were recorded at fair value with no carryover of the allowance for loan losses and, as such, some asset quality measures are not comparable between periods as a result. The allowance for loan losses to total loans ratio was 0.73% and 0.64%, the allowance for loan losses to non-performing loans ratio was 89.64% and 76.67%, and the ratio of non-performing loans to total loans was 0.82% and 0.83% at December 31, 2015 and December 31, 2014, respectively. A provision for loan losses of $13.0 million was recorded for 2015 compared to $9.5 million for year ended December 31, 2014. The Company continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
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

Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments of $6.8 million, $5.9 million, and $2.8 million were made for the years ended December 31, 2016, 2015 and 2014, respectively. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate	$1,214,681	$39,658	3.26%	$1,169,083	$39,384	3.37%	$857,186	$30,605	3.57%
Commercial real estate	2,055,441	84,290	4.10	1,776,407	78,709	4.43	1,365,059	65,561	4.80
Construction	159,677	6,854	4.29	172,257	8,264	4.80	106,291	7,591	7.14
Commercial business	646,308	23,814	3.68	610,424	28,275	4.63	492,035	20,023	4.07
Home equity	460,439	16,584	3.60	339,287	10,961	3.23	277,704	8,818	3.18
Other consumer	216,708	10,779	4.97	22,599	1,118	4.95	10,147	413	4.07
Investment securities	1,128,937	36,626	3.24	1,127,144	35,370	3.14	833,402	25,607	3.07
Other earning assets	62,367	343	0.55	60,956	181	0.30	35,842	86	0.24
Total interest-earning assets	5,944,558	218,948	3.68	5,278,157	202,262	3.83	3,977,666	158,704	3.99
Allowance for loan losses	(38,529)			(28,483)			(21,192)
Non-interest-earning assets	479,768			444,518			329,652
Total assets	$6,385,797			$5,694,192			$4,286,126

Interest-bearing liabilities:
NOW and money market accounts	$1,555,194	6,547	0.42	$1,470,459	7,183	0.49	$1,109,625	3,293	0.30
Savings accounts(1)	527,544	309	0.06	529,659	319	0.06	418,091	437	0.10
Time deposits	1,805,624	18,720	1.04	1,577,739	13,940	0.88	1,218,782	9,829	0.81
Total interest-bearing deposits	3,888,362	25,576	0.66	3,577,857	21,442	0.60	2,746,498	13,559	0.49
Advances from the FHLBB	988,847	9,932	1.00	664,665	4,749	0.71	344,218	2,326	0.68
Other borrowings	128,617	5,545	4.31	162,419	5,572	3.43	127,381	2,122	1.67
Total interest-bearing liabilities	5,005,826	41,053	0.82	4,404,941	31,763	0.72	3,218,097	18,007	0.56
Non-interest-bearing deposits	657,829			605,112			503,398
Other liabilities	83,275			69,646			34,482
Total liabilities	5,746,930			5,079,699			3,755,977
Stockholders’ equity	638,867			614,493			530,149
Total liabilities and stockholders’ equity	$6,385,797			$5,694,192			$4,286,126
Tax-equivalent net interest income		177,895			170,499			140,697
Tax-equivalent net interest rate spread(2)			2.86%			3.11%			3.43%
Net interest-earning assets(3)	$938,732			$873,216			$759,569
Tax-equivalent net interest margin(4)			2.99%			3.23%			3.54%
Average interest -earning assets to average interest-bearing liabilities	118.75%			119.82%			123.60%
Less tax-equivalent adjustment		6,796			5,917			2,825
		$171,099			$164,582			$137,872

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Tax-equivalent net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.

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

	Year Ended 2016 Compared to 2015			Year Ended 2015 Compared to 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$28,167	$(12,899)	$15,268	$40,657	$(6,957)	$33,700
Securities and other earning assets	60	1,358	1,418	9,278	580	9,858
Total earning assets	28,227	(11,541)	16,686	49,935	(6,377)	43,558
Interest expense:
NOW and money market accounts	397	(1,033)	(636)	1,302	2,588	3,890
Savings accounts	(1)	(9)	(10)	98	(216)	(118)
Time deposits	2,172	2,608	4,780	3,104	1,007	4,111
Total interest-bearing deposits	2,568	1,566	4,134	4,504	3,379	7,883
FHLBB Advances	2,829	2,354	5,183	2,282	141	2,423
Other borrowed funds	(1,293)	1,266	(27)	711	2,739	3,450
Total interest-bearing liabilities	4,104	5,186	9,290	7,497	6,259	13,756
Change in tax-equivalent net interest income	$24,123	$(16,727)	$7,396	$42,438	$(12,636)	$29,802
Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted mainly from organic growth in interest-earning assets and liabilities.
Comparison of 2016 and 2015

As shown in the tables above, tax-equivalent net interest income increased $7.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Additionally, the net interest margin decreased 24 basis points to 2.99%, the yield on average earning assets decreased 15 basis points to 3.68%, and the cost of interest-bearing liabilities increased ten basis points to 0.82%, compared to 0.72% for the year ended December 31, 2015. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings which resulted in an increase in net interest income of $2.7 million for the year ended December 31, 2016 compared to a $12.7 million increase in net interest income for the comparable 2015 period.

Primarily reflecting loan growth and portfolio purchases, average earning assets increased $666.4 million and average interest-bearing liabilities increased $600.9 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Average interest bearing liabilities increased due to deposit growth and borrowings which were used to fund the loan growth and portfolio purchases. The average balance of loans and investment securities increased $663.2 million and $1.8 million, respectively, while the average balance of interest-bearing deposits increased $310.5 million.

The increase in the average balance of loans primarily reflects the loan growth and portfolio purchases. The average balance of total loans at December 31, 2016 was $4.75 billion and had an average yield of 3.83%. The average balance of commercial real estate loans totaled $2.06 billion at December 31, 2016, an increase of $279.0 million year over year. The average balances of residential real estate loans, home equity loans, commercial business loans and other consumer loans were the other significant drivers of the increase in the average loan balance year over year, which increased $45.6 million, $121.2 million, $35.9 million and $194.1 million, respectively.

The average balance of investment securities increased $1.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, while the average yield earned increased ten basis points. The majority of this increase resulted from new investment purchases which were made in order to keep the portfolio in line with a targeted percentage of assets, coupled with the reinvestment of runoff cash flows of the portfolio.

The average balance of interest-bearing liabilities increased $600.9 million to $5.01 billion for the year ended December 31, 2016, compared to $4.40 billion for the year ended December 31, 2015. For the year ended December 31, 2016, the average cost of total interest-bearing liabilities was 0.82%, compared to 0.72% for the year ended December 31, 2015.

Year over year, average balances of total interest-bearing deposits increased $310.5 million and the average cost increased six basis points to 0.66%. These increases were primarily due to deposit growth in all categories except for savings accounts. FHLBB advances increased $324.2 million to $988.8 million, while the average cost increased 29 basis points to 1.00% for the year ended December 31, 2016. Other borrowings decreased $33.8 million and the cost increased 88 basis points for the year ended December 31, 2016 compared to 2015. The increase in FHLBB advances was due to funding new loan growth. The decrease in other borrowings was due to maturing repurchase agreement advances.

Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets. Therefore, the Company manages the risk of changes in interest rates on its net interest income through ALCO and through related interest rate risk monitoring and management policies.
Comparison of 2015 and 2014

As shown in the tables above, tax-equivalent net interest income increased $29.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The net interest margin decreased 31 basis points to 3.23%, the yield on average earning assets decreased 16 basis points to 3.83%, and the cost of interest-bearing liabilities increased 16 basis points to 0.72% for the year ended December 31, 2015. This was mainly due to the significant increase in average earning assets and the benefit in net interest income related to fair value adjustments as a result of the Merger. The fair value adjustment amortization reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings, which resulted in a $12.7 million increase in net interest income for the year ended December 31, 2015 compared to $12.2 million for the year ended December 31, 2014.

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

The average balance of total loans at December 31, 2015 was $4.09 billion and had an average yield of 4.08%. The average balance of commercial real estate loans totaled $1.78 billion at December 31, 2015, an increase of $411.3 million year over year due to the Company’s strategy to increase commercial lending. The increases in residential real estate loans, construction loans, commercial business loans and other consumer loans were the other significant drivers of the increase in the average loan balance year over year, which increased $373.5 million, $118.4 million and $12.5 million, respectively. The increases in average loans reflects organic loan growth and portfolio purchases.

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

Year over year, average balances of total interest-bearing deposits increased $831.4 million and the average cost increased 11 basis points to 0.60%. FHLBB advances increased $320.4 million to $664.7 million, while the average cost increased three basis points to 0.71% for the year ended December 31, 2015. Other borrowings increased $35.0 million and the cost increased

176 basis points for the year ended December 31, 2015 compared to 2014. Deposit growth was seen in all categories. The increase in FHLBB advances was due to funding new loan growth and the increase in other borrowings was also due to the Company’s issuance of $75.0 million ten year subordinated notes with a coupon rate of 5.75%.

Net interest income is affected by changes in interest rates, loan and deposit pricing strategies, competitive conditions, the volume and mix of interest-earning assets and interest-bearing liabilities as well as the level of non-performing assets. Therefore, the Company manages the risk of changes in interest rates on its net interest income through ALCO and through related interest rate risk monitoring and management policies.
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
Management recorded a provision of $13.4 million for the year ended December 31, 2016. The primary factors that influenced management’s decision to record this provision were loan growth and the addition of an allowance for loan losses on acquired loans. The Bank provides a reserve for acquired loans which have evidenced a deterioration subsequent to acquisition. Impaired loans totaled $50.1 million at December 31, 2016 compared to $56.3 million at December 31, 2015, a decrease of $6.2 million or 10.9%, reflecting decreases in nonaccrual loans of $3.7 million and a decrease in accruing troubled debt restructured loans of $2.4 million.
The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2016, the allowance for loan losses totaled $42.8 million, which represented 0.87% of total loans and 125.64% of non-performing loans compared to an allowance for loan losses of $33.9 million, which represented 0.73% of total loans and 89.64% of non-performing loans as of December 31, 2015. The increases in these ratios were a direct result of movement of loans from the acquired portfolio to the covered portfolio.
Non-Interest Income Analysis
For the years ended December 31, 2016, 2015 and 2014, non-interest income represented 15.0%, 16.6% and 10.7% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2016-2015		2015-2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$20,259	$21,040	$13,509	$(781)	(3.7)%	$7,531	55.7%
Income from mortgage banking activities	8,227	9,552	3,203	(1,325)	(13.9)	6,349	198.2
Bank owned life insurance income	3,394	3,616	3,042	(222)	(6.1)	574	18.9
Gain on sales of securities, net	1,961	939	1,228	1,022	108.8	(289)	(23.5)
Net loss on limited partnership investments	(3,995)	(3,136)	(4,224)	(859)	(27.4)	1,088	—
Other income (loss)	238	476	(153)	(238)	(50.0)	629	411.1
Total non-interest income	$30,084	$32,487	$16,605	$(2,403)	(7.4)%	$15,882	95.6%
Comparison of 2016 and 2015
As displayed in the above table, non-interest income decreased $2.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The Company experienced decreases in all categories year over year except in net gain from sales of securities.
Service Charges and Fees: Service charges and fees were $20.3 million and $21.0 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $781,000 from the comparable 2015 period. The most significant decrease was recorded in loan swap fee income, partially offset by increases in revenue generated by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (UNFA”) and transaction fees.
The decrease in loan swap fees was a direct result of lower transactional volume. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increased revenue generated by UNFA is due to several factors. The Company has successfully acquired proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, the Company has shifted it’s strategy in running this business line. The Company has shifted focus to assets under management (AUM) for ongoing revenue versus a transactional approach; the result is more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The increase in transaction fees was driven by a project undertaken by the Company which focused on increasing profitability by implementing a deposit fee structure more in line with our competition based on a detailed study. As a result, starting with July 2016, the Company recorded revenue increases in the areas of service charges and fees targeted by the project.
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $8.2 million for the year ended December 31, 2016, a decrease of $1.3 million, or 13.9%, from the year ended December 31, 2015. This decrease was driven primarily by a decrease in gains on sales of loans, resulting from a decrease in sales volumes compared to the prior year. The Company did not immediately sell the current year originations which resulted in higher net interest income as loans held for sale increased from $10.1 million at December 31, 2015 to $62.5 million at December 31, 2016. This decrease was partially offset by the increases in (a) loan servicing income driven by gains from an increase in the number of serviced loans, (b) the change in the fair value recognized in net income for mortgage servicing rights due to an increase on long-term rates, and (c) the net increase in value of forward loan sales contracts and derivative rate lock commitments due to market interest rate changes.
Bank Owned Life Insurance Income (“BOLI”):    BOLI income was $3.4 million for the year ended December 31, 2016, a decrease of $222,000, or 6.1%, from the year ended December 31, 2015. This decrease is due to changes in the average yield earned on BOLI policies as a result of current market interest rates. Furthermore, the Company experienced a decrease in death benefits in 2016 compared to 2015. These decreases were partially offset by the additional purchase of $40.0 million of BOLI late in December 2016.
Gain on Sales of Securities, Net:    For the year ended December 31, 2016, the Company realized a gain of $2.0 million compared to a gain of $939,000 in the prior year resulting from (a) sales of certain securities to reduce exposure to healthcare municipal bonds due to changes in healthcare sector, (b) the Company repositioning certain securities as these securities became punitive to capital to hold on a go-forward basis due to regulatory changes, (c) sales of municipal bonds that were expected to be called, (d) reducing concentration in oil dependent securities, (e) efforts to make the portfolio more efficient to manage from an operational perspective and (f) an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve. The Company incurred $1.5 million in prepayment penalty expense from the extinguishment of FHLBB advances as part of the optimization strategy, which is recorded as a separate line item in non-interest expense.
Net Loss on Limited Partnership Investments:  The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2016, the Company invested an additional $12.7 million in a new alternative energy tax credit partnership.
For the year ended December 31, 2016, the Company recorded $4.0 million in losses on limited partnership investments compared to $3.1 million in the prior year period. In conjunction with the loss realized on the tax credit partnerships, the Company recorded an offsetting benefit of $10.5 million as reflected in the income tax provision for the year.
Other Income (Loss):    The Company recorded a decrease in other income of $238,000 for the year ended December 31, 2016 compared to the prior year. This decrease year over year is primarily due to the decline in the credit value adjustments on borrower facing loan level hedges and lower gains on the sale of other real estate owned. These decreases were partially offset by an increase in miscellaneous income, which was mainly driven by the gains recorded in the Company’s investment in a group life mortgage insurance program upon its dissolution.
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
Gain on Sales of Securities, Net:    For the year ended December 31, 2015, the Company realized a gain of $939,000 compared to a gain of $1.2 million in the prior year resulting from (a) the Company repositioning certain securities as these securities became punitive to capital to hold on a go-forward basis due to the regulatory changes, (b) sales on certain 15 year pass through mortgage-backed securities due to a change in the yield curve, (c) sales of municipal bonds that were expected to be called and (d) the result of odd lot clean-ups targeted at making the portfolio more efficient to manage from an operational perspective.
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
For the year ended December 31, 2015, the Company recorded $3.1 million in losses on limited partnership investments, approximately $1.5 million of which is related to tax credit partnerships for alternative energy, and $1.6 million of which is related to investments in acquired partnerships. In conjunction with the loss realized on the tax credit partnerships, the Company recorded an offsetting benefit of $8.4 million as reflected in the tax provision for the year.
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

Non-Interest Expense Analysis
For the years ended December 31, 2016, 2015 and 2014, non-interest expense represented 2.10%, 2.25% and 3.37% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense
	For the Years Ended December 31,			Change
				2016-2015		2015-2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$75,384	$67,469	$59,332	$7,915	11.7%	$8,137	13.7%
Occupancy and equipment	14,986	15,442	13,239	(456)	(3.0)	2,203	16.6
Service bureau fees	7,986	6,728	8,179	1,258	18.7	(1,451)	(17.7)
Professional fees	3,917	6,317	3,662	(2,400)	(38.0)	2,655	72.5
Marketing and promotions	3,049	2,321	2,296	728	31.4	25	1.1
FDIC insurance assessments	3,573	3,692	2,553	(119)	(3.2)	1,139	44.6
Core deposit intangible amortization	1,604	1,796	1,283	(192)	(10.7)	513	—
Merger related expense	—	1,575	36,918	(1,575)	(100.0)	(35,343)	(95.7)
FHLBB prepayment penalties	1,454	—	—	1,454	100.0	—	—
Other	22,020	22,855	16,970	(835)	(3.7)	5,885	34.7
Total non-interest expense	$133,973	$128,195	$144,432	$5,778	4.5%	$(16,237)	(11.2)%
Comparison of 2016 and 2015
For the year ended December 31, 2016, non-interest expense increased $5.8 million to $134.0 million from $128.2 million for the year ended December 31, 2015.
Salaries and Employee Benefits:    Salaries and employee benefits represented the largest increase in non-interest expense. Salaries and employee benefits was $75.4 million for the year ended December 31, 2016, an increase of $7.9 million from the comparable 2015 period. Salary expense was the primary driver of the increase due to the hiring of additional staff in areas targeted for growth and severance payments of $1.4 million resulting from the Company’s announced retail organizational realignment to improve operational efficiency. Other factors driving the increase included (a) increased employee incentives on product sales and corporate goal attainment, (b) an increase in restricted stock expense related to the implementation of a new shareholder approved stock plan, and (c) increased temporary help to maintain compensation flexibility while responding to growth requirements. These increases were partially offset by (a) decreases in various employee benefit expenses and (b) increases in deferred expenses from originating loans.
Occupancy and Equipment Expense:    Occupancy and equipment expense decreased $456,000 to $15.0 million for the year ended December 31, 2016 due to the following (a) rent expense related to a change in the estimate for deferred rents resulting from the Company’s efforts to control expenses over the branch network and (b) expenses for maintenance contracts due to less snow removal costs in 2016. These decreases were partially offset by increases in (a) real estate taxes and (b) amortization of computer software associated with various projects.
Service Bureau Fees:    Service bureau fees increased $1.3 million for the year ended December 31, 2016 compared to the 2015 period. The increase is primarily attributable to (a) service bureau fees driven by the expiration of a service credit from the Company’s core operating system provider and increased expenses from that service provider and (b) expenses associated with the deployment of Europay, MasterCard and Visa (“EMV”) chip-enabled debit and credit cards. EMV cards are a part of the Company’s strategy in mitigating potential fraud expenses.
Professional Fees:    Professional fees were $3.9 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease over the prior year is mainly driven by consulting contracts associated with the acquisition of the purchased loan portfolios in the fourth quarter of 2015, as well as various engagements related to internal technology projects to improve efficiencies and operating leverage throughout 2015. These decreases were partially offset by an increase in outsourced internal audit expenses.
Marketing and Promotions: Marketing and promotion expense was $3.0 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of $728,000. The increase was primarily attributable to expenses related to television, digital advertising, and radio branding campaign partially offset by a decrease in newspaper advertising.

FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $119,000 to $3.6 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. The decrease is primarily attributable to the Company’s lower assessment rate, which was partially offset by a higher assessment base used in the assessment calculation due to loan growth.
Core Deposit Intangible Amortization: The $192,000 decrease in core deposit intangible amortization for the year ended December 31, 2016 is due to the amortization method used by the Company. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
Merger Related Expense:    The were no merger related expenses for the year ended December 31, 2016, compared to $1.6 million for the year ended December 31, 2015. Merger related expenses for 2015 were primarily the result of a change in control payment and associated expenses for an executive’s departure in the fourth quarter.
FHLBB Prepayment Penalties: For the year ended December 31, 2016, prepayment penalties recorded by the Company were $1.5 million. There were no prepayment penalties for the year ended December 31, 2015. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties totaling $1.5 million.
Other Expenses:    Other expenses were $22.0 million and $22.9 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $835,000. The decrease is primarily due to (a) loan swap fees as the Company entered into fewer swaps in 2016, (b) lower debit and ATM card losses as a result of the Company’s efforts to minimize fraud exposure and (c) mortgage loan servicing fees. These decreases were partially offset by increases in (a) computer software and maintenance reflecting multiple efficiency projects; (b) sales and use taxes associated with a state tax audit and (c) collection expenses with higher expenditures associated with special assets.
Income Tax Expense (Benefit):    The provision for income taxes was $4.1 million for the year ended December 31, 2016, compared to $6.2 million for the year ended December 31, 2015. The decrease in the tax expense is primarily due to an increased amount of tax credits recognized during the year. The Company’s effective tax rate for year ended December 31, 2016 and 2015 was 7.6% and 11.1%, respectively.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.60 billion and $6.23 billion at December 31, 2016 and 2015, respectively. This increase of $371.0 million, or 6.0%, is primarily due to organic loan growth and loan portfolio purchases. The Company utilized deposits, including brokered deposits and additional advances from the FHLBB to fund loan growth.
Total net loans of $4.87 billion, with an allowance for loan losses of $42.8 million at December 31, 2016, increased $283.5 million when compared to total net loans of $4.59 billion, with an allowance for loan losses of $33.9 million at December 31, 2015. Total deposits of $4.71 billion at December 31, 2016 increased $274.1 million, or 6.2%, when compared to total deposits of $4.44 billion at December 31, 2015. Non-interest-bearing deposits increased $50.3 million, or 7.7%, and interest-bearing deposits increased $223.8 million, or 5.9%, during the period. The increase in deposits is mainly due to growth in NOW accounts, money market deposits, and certificates of deposit and is reflective of the Company’s new product specials and a continued focus on building commercial relationships. The Company’s gross loan-to-deposit ratio remained unchanged at 104.0% at December 31, 2016 and 2015, respectively.
At December 31, 2016, total equity of $655.9 million, increased $30.3 million, or 4.9%, when compared to total equity of $625.5 million at December 31, 2015. Changes in equity for the year ended December 31, 2016 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as decreases due to the change in market value on investment securities year over year. At December 31, 2016, the return on average tangible common equity ratio was 9.8% compared to 10.4% at December 31, 2015. See Note 17, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

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
The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Investment Securities

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$10,159	$10,089	$6,965	$6,822
Government-sponsored residential mortgage-backed securities	181,419	179,548	146,434	145,861	165,199	167,419
Government-sponsored residential collateralized debt obligations	184,185	183,260	287,515	286,967	237,128	238,133
Government-sponsored commercial mortgage-backed securities	26,949	26,530	21,144	20,965	67,470	68,298
Government-sponsored commercial collateralized debt obligations	164,433	162,927	128,617	128,972	129,547	129,686
Asset-backed securities	166,336	166,967	162,895	159,901	181,198	178,755
Corporate debt securities	76,787	75,015	62,356	59,960	43,907	42,245
Obligations of states and political subdivisions	223,733	216,376	201,217	201,115	194,857	195,772
Marketable equity securities	32,414	32,788	44,653	45,339	25,709	25,881
Total available for sale	$1,056,256	$1,043,411	$1,064,990	$1,059,169	$1,051,980	$1,053,011

Held to Maturity:
Government-sponsored residential mortgage-backed securities	$1,717	$1,889	$2,205	$2,449	$2,971	$3,310
Obligations of states and political subdivisions	12,321	12,940	12,360	13,234	12,397	13,403
Total held to maturity securities	$14,038	$14,829	$14,565	$15,683	$15,368	$16,713
The Company’s securities portfolio totaled $1.06 billion and $1.07 billion at December 31, 2016 and 2015, respectively. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2016 and 2015 was 3.24% and 3.14%, respectively.
The Company designates its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2016, $1.04 billion, or 98.7% of the portfolio, was classified as available for sale and $14.0 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating both credit and interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Note 6, “Securities” and Note 14, “Fair Value Measurement” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company’s underlying investment strategy has been to use the portfolio as a source of interest income, a tool to manage interest rate risk and as a source of liquidity. During 2016, the Company focused its efforts on maintaining a barbell approach to purchases with the goal of improving relative price behavior of the portfolio in response to rising short term rates and falling long term rates relative to purely longer duration investments. The Company also continued to focus on portfolio diversification through the purchase of shorter duration investments such as floating rate collateralized loan obligations, short term corporate bonds, and shorter duration agency collateralized mortgage obligations. The floating rate and shorter duration bonds were added to the portfolio in an effort to maintain the Company’s overall interest rate risk position and as a supplement to slightly longer duration municipal and agency collateralized mortgage obligations securities purchases. Overall, in order to balance the portfolio’s price risk with favorable cash flow characteristics, the Company continues to evaluate both shorter and longer duration securities that help protect against price risk and extension risk in aggregate, while providing more consistent cash flows.
During the year ended December 31, 2016, the available for sale securities portfolio decreased by $15.8 million to $1.04 billion, representing 15.8% of total assets at year end 2016, from $1.06 billion and 17.0% of total assets at December 31, 2015. The decrease is largely reflective of some cashflows off of the investment portfolio that were not reinvested despite the continued maintenance of the barbell management strategy. The barbell management strategy continued in 2016 with bond purchases focused on opportunities to largely maintain to slightly extend the investment portfolio duration and add diversification to the portfolio holdings while maintaining overall composition. Portfolio activity during the year included municipal bond repositioning in order to add call date diversity, reduction of municipalities with oil and healthcare exposures, the sale of securities that had a less than optimal risk rating and regulatory considerations, repositioning within the corporate bond portfolio for which spread tightening had occurred on several existing holdings, and the purchases of cash flowing agency collateralized mortgage backed obligations and pass throughs. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends. Incremental portfolio growth for the year primarily focused on the purchase of cash flowing securities structured along the yield curve, and to a lesser extent, on municipal bonds and corporates.
During the year ended December 31, 2016, the Company recorded no write-downs for other-than-temporary impairments of its securities. The Company held $732.3 million in securities that are in an unrealized loss position at December 31, 2016. $660.8 million of this total had been in an unrealized loss position for less than twelve months with the remaining $71.5 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell the securities in an unrealized loss position, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 6, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
The composition and maturities of the Company’s debt securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below:

Investment Maturity Schedule

	At December 31, 2016
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available for Sale
Debt Securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$6,255	2.14%	$9,327	2.14%	$163,966	2.54%	$179,548	2.50%
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	183,260	2.43	183,260	2.43
Government-sponsored commercial mortgage-backed securities	—	—	1,494	2.39	23,808	2.35	1,228	6.90	26,530	2.57
Government-sponsored commercial collateralized debt obligations	—	—	—	—	5,013	2.37	157,914	2.53	162,927	2.52
Asset-backed securities	—	—	—	—	128,587	4.43	38,380	3.24	166,967	4.15
Corporate debt securities	—	—	8,325	4.64	63,065	3.56	3,625	3.44	75,015	3.67
Obligations for state and political subdivisions	—	—	2,876	2.57	5,617	2.37	207,883	3.89	216,376	3.84
Total debt securities	$—	—%	$18,950	3.32%	$235,417	3.80%	$756,256	2.93%	$1,010,623	3.14%
Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$357	4.27%	$1,532	4.79%	$1,889	4.69%
Obligations of states and political subdivisions	—	—	1,202	2.37	—	—	11,738	4.24	12,940	4.07
Total debt securities	$—	—%	$1,202	2.37%	$357	4.27%	$13,270	4.30%	$14,829	4.15%
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
Bank-Owned Life Insurance (“BOLI”)
BOLI was $167.8 million and $125.1 million at December 31, 2016 and 2015, respectively. The increase is predominantly attributable to earnings and the purchase of $40.0 million of additional BOLI contracts. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account”, “hybrid account”, and “separate account” of quality insurance companies. Of the general account carriers, all were rated “A-” or better by at least one nationally recognized statistical rating organization (“NRSRO”) at December 31, 2016 with the exception of one carrier that is rated sub-investment grade, representing 0.17% of all of our BOLI assets and 0.05% of Tier 1 capital. BOLI is included on the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.
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
Loan Portfolio Analysis
The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

	At December 31,
	2016		2015			2014		2013			2012
	Amount	Percent	Amount	Percent		Amount	Percent	Amount		Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$416,718	8.5%	$322,084	7.0%		$399,935	10.3%	$85,964		5.0%	$81,245	5.1%
Investor non-owner occupied	1,705,319	34.8	1,673,248	36.3		1,279,001	32.8	690,949		40.3	615,888	38.4
Construction	98,794	2.0	129,922	2.8		172,585	4.4	46,059		2.7	46,642	2.9
Total commercial real estate loans	2,220,831	45.3	2,125,254	46.1		1,851,521	47.5	822,972		48.0	743,775	46.4

Commercial Business	724,557	14.8	603,332	13.1		613,596	15.7	247,932		14.5	171,632	10.7

Consumer loans:
Residential real estate	1,156,227	23.6	1,179,915	25.6		1,076,098	27.6	476,599		27.8	511,601	31.9
Home equity	536,772	11.0	431,282	9.3		337,641	8.7	157,848		9.2	171,594	10.7
Residential construction	53,934	1.1	41,084	0.9		13,258	0.4	6,184		0.4	3,338	0.2
Other consumer	209,393	4.2	233,064	5.0		5,752	0.1	2,257		0.1	2,751	0.1
Total consumer loans	1,956,326	39.9	1,885,345	40.8		1,432,749	36.8	642,888		37.5	689,284	42.9

Total loans	4,901,714	100.0%	4,613,931	100.0%		3,897,866	100.0%	1,713,792		100.0%	1,604,691	100.0%
Net deferred loan costs and premiums	11,636		7,018			4,006		2,403	—		771
Allowance for loan losses	(42,798)		(33,887)		—	(24,809)		(19,183)	—		(18,477)
Loans, net	$4,870,552		$4,587,062			$3,877,063		$1,697,012			$1,586,985
As shown above, at December 31, 2016 gross loans were $4.90 billion, an increase $287.8 million, or 6.2%, from December 31, 2015. The Company experienced increases in most major loan categories due to organic loan growth and loan portfolio purchases that occurred during 2016.
Total commercial real estate loans represented the largest concentration of our loan portfolio at 45.3% at December 31, 2016 of total loans and increased $95.6 million, or 4.5%, to $2.22 billion from December 31, 2015, reflecting increased production from the Company’s expanded commercial banking division. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”) and to a lesser extent commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of December 31, 2016, comprising 34.8% of total loans and OOCRE represents 8.5% of the portfolio. The Company plans to continue to increase the level of OOCRE while decreasing the level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $98.8 million at December 31, 2016, approximately $35.4 million of which is residential use and $63.4 million is commercial use, compared to total commercial real estate construction loans of $129.9 million at December 31, 2015, $44.5 million of which was residential use and $85.4 million was commercial use.

Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2016, comprising 23.6% of total loans. The decrease of $23.7 million from December 31, 2015 primarily reflects the Company’s strategy to reduce the level of residential mortgages on the balance sheet. The Company had originations of both adjustable and fixed rate mortgages of $631.6 million during the year, and sold loans totaling $369.8 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
Residential real estate construction loans totaled $53.9 million at December 31, 2016 compared to $41.1 million at December 31, 2015. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. The increase of $12.9 million in residential construction loans is due to the increased building activity caused by the attractive rate structure that existed in 2016.
The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2016, the Company had 11 non-performing commercial construction loans totaling $1.7 million, with no funded interest reserves.
The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial business loans. Commercial business loans increased $121.2 million from December 31, 2015, primarily due to the focus and ultimate success from all Commercial teams (recently acquired and existing teams) sourcing and closing new full service commercial business relationships. Commercial business loans include the Shared National Credit program (“SNC”). The SNC program is managed by an experienced senior banker and provides high quality, floating rate loans. All loans are independently underwritten and approved by the Company. At December 31, 2016, the SNC portfolio totaled approximately $252.8 million, an increase of $79.2 compared to December 31, 2015.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. At December 31, 2016 the home equity portfolio totaled $536.8 million compared to $431.3 million at December 31, 2015. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. During 2016 and in December 2015, the Company purchased HELOC portfolios totaling $330.5 million and $100.4 million, respectively. The total balance of the HELOC purchased portfolios outstanding at December 31, 2016 and 2015 was $208.8 million and $98.6 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2017 to maintain its existing exposure, but will not be increasing outstandings in this portfolio.
Other consumer loans totaled $209.4 million, or 4.2%, of our total loan portfolio at December 31, 2016. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At December 31, 2016 and 2015, $168.7 million and $224.8 million was outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2017, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2016:

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Owner-occupied CRE	$4,210	$32,195	$380,313	$416,718
Investor CRE	72,063	370,696	1,262,560	1,705,319
Construction	23,763	41,271	87,694	152,728
Commercial business loans	85,585	371,923	267,049	724,557
Residential real estate	2,189	28,704	1,125,334	1,156,227
Home equity	8,830	58,658	469,284	536,772
Other consumer	3,514	9,673	196,206	209,393
Total	$200,154	$913,120	$3,788,440	$4,901,714
Loans Contractually Due Subsequent to December 31, 2017
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2016 that are contractually due after December 31, 2017:

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Owner-occupied CRE	$98,969	$313,539	$412,508
Investor CRE	719,756	913,500	1,633,256
Construction	41,697	87,268	128,965
Commercial business loans	147,882	491,090	638,972
Residential real estate	722,734	431,304	1,154,038
Home equity	41,307	486,635	527,942
Other consumer	198,104	7,775	205,879
Total	$1,970,449	$2,731,111	$4,701,560
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
Asset Quality Ratios
The following table details asset quality ratios for the following periods:

	At or For the Year December 31, 2016	At or For the Year December 31, 2015
Non-performing loans as a percentage of total loans	0.69%	0.82%
Non-performing assets as a percentage of total assets	0.54%	0.62%
Net charge-offs as a percentage of average loans	0.10%	0.10%
Allowance for loan losses as a percentage of total loans	0.87%	0.73%
Allowance for loan losses to non-performing loans	125.64%	89.64%

Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured in a troubled debt restructuring, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. Loans reported as of 90 days or more and still accruing as of December 31, 2016 were $750,000 representing consumer loans which carry a guarantee by the U.S. Government as well as several residential mortgages which were reported as 90 days delinquent on a non-business processing day at year end. Loans 90 days or more delinquent and still accruing as of December 31, 2015 represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.
The following table details non-performing assets for the periods presented:

	At December 31, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,642	7.3%	$2,939	7.6%
Investor commercial real estate	4,016	11.2	8,565	22.2
Construction	1,701	4.7	2,808	7.3
Commercial business loans	2,000	5.6	3,898	10.1
Residential real estate	11,357	31.6	11,193	29.0
Home equity	4,043	11.2	2,786	7.2
Other consumer	1,000	2.8	2	—
Total non-accrual loans excluding TDRs	26,759	74.4	32,191	83.4
Troubled debt restructurings - non-accruing	7,304	20.3	5,611	14.6
Total non-performing loans	34,063	94.7	37,802	98.0
Other real estate owned	1,890	5.3	755	2.0
Total non-performing assets	$35,953	100.0%	$38,557	100.0%
Total non-performing loans to total loans	0.69%		0.82%
Total non-performing assets to total assets	0.54%		0.62%
As displayed in the above table, non-performing assets at December 31, 2016 decreased to $36.0 million compared to $38.6 million at December 31, 2015. The decrease primarily reflects a decrease in construction, commercial business and commercial real estate loans which was partially offset by increases in nonaccrual TDR loans.
Purchased credit impaired loans are excluded from non-performing loans. Rather, these loans are deemed performing unless there has been subsequent deterioration in credit quality.
Residential real estate non-performing loans increased $337,000 due to increases in both nonaccrual loans and nonaccrual TDRs. Home equity nonperforming loans increased $264,000 due to increases in both nonaccrual loans and nonaccrual TDRs. Typically, residential and home equity loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. Current economic conditions continue to have an effect on customers’ ability to make loan payments. Residential nonaccrual loans at December 31, 2016 was $11.4 million compared to $11.2 million at December 31, 2015. Home equity nonaccrual loans at December 31, 2016 was $4.0 million compared to $2.8 million at December 31, 2015. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $4.8 million and commercial business non-performing loans decreased $1.9 million. The collateral values of non-performing loans have been updated and in several instances partial charge-offs have been processed to conform to current market values. Non-accrual construction loans decreased $1.1 million compared to $2.8 million mainly due to a Legacy United construction loan which was restructured during the year ended December 31, 2016. To a lesser extent, the decrease was also due to a reduction in a Legacy United participation construction loan.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.3 million, $1.5 million, and $1.0 million in additional interest income during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The following tables provide detail of TDR balances and activity for the periods presented:

	At December 31,
	2016	2015
	(In thousands)
Recorded investment in TDRs
Accrual status	$16,048	$18,453
Non-accrual status	7,304	5,611
Total recorded investment	$23,352	$24,064
Accruing TDRs performing under modified terms more than one year	$10,020	$5,821
TDR allocated reserves included in the balance of allowance for loan losses	714	223
Additional funds committed to borrowers in TDR status	3	513
The decrease in TDRs of $712,000 primarily reflects $7.2 million in pay-offs and $307,000 in partial or full charge offs, partially offset by $6.8 million in new TDR loans which primarily consisted of eight large commercial business loans which were modified during the year. In addition, 13 residential real estate TDR loans and 18 home equity TDR loans were added.
Troubled Debt Restructuring By Loan Type
The following tables provide detail of TDR by type for the periods indicated:

	At December 31,
	2016	2015
	(In thousands)
Owner-occupied CRE	$689	$1,098
Investor CRE	5,933	5,358
Construction	1,624	1,853
Commercial business loans	5,813	9,138
Residential real estate	5,206	4,804
Home equity	2,867	1,808
Other consumer	1,220	5
Total	$23,352	$24,064

Troubled Debt Restructuring Activity
The following tables provide detail of TDR activity during the periods indicated:

	Years Ended December 31,
	2016	2015
	(In thousands)
TDRs, beginning of period	$24,064	$15,807
Current year modifications	6,778	15,167
Paydowns/draws on existing TDRs, net	(7,183)	(6,349)
Charge-offs post modification	(307)	(561)
TDRs, end of period	$23,352	$24,064

Delinquent Loans
The following table presents an age analysis of past due loans at December 31, 2016 and 2015:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
At December 31, 2016
Owner-occupied CRE	$497	1.4%	$1,667	4.7%	$2,164	6.1%
Investor CRE	2,881	8.1	3,260	9.2	6,141	17.3
Construction	709	2.0	1,933	5.6	2,642	7.6
Commercial business loans	3,330	9.4	2,373	6.7	5,703	16.1
Residential real estate	2,848	8.0	7,863	22.2	10,711	30.2
Home equity	2,954	8.3	2,797	7.9	5,751	16.2
Other consumer	1,217	3.4	1,095	3.1	2,312	6.5
Total	$14,436	40.6%	$20,988	59.4%	$35,424	100.0%

At December 31, 2015
Owner-occupied CRE	$1,091	2.7%	$1,505	3.7%	$2,596	6.4%
Investor CRE	5,652	13.8	4,519	11.0	10,171	24.8
Construction	663	1.6	2,135	5.2	2,798	6.8
Commercial business loans	792	1.9	2,804	6.8	3,596	8.7
Residential real estate	10,619	25.9	6,936	16.9	17,555	42.8
Home equity	2,655	6.5	1,549	4.0	4,204	10.5
Other consumer	20	—	8	—	28	—
Total	$21,492	52.4%	$19,456	47.6%	$40,948	100.0%
At December 31, 2016 and 2015, loans reported as past due 90 days or more and still accruing totaled $750,000 and $307,000, respectively. Loans reported as of 90 days or more and still accruing as of December 31, 2016 represented consumer loans which carry a guarantee by the U.S. Government as well as several residential mortgages which were reported as 90 days delinquent on a non-business processing day at year end. Loans 90 days or more delinquent and still accruing as of December 31, 2015 represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.
As a percentage of total loans, loans between 30 and 90 days delinquent were 0.29% and 0.47% at December 31, 2016 and 2015, respectively. The decrease in delinquency at December 31, 2016 is primarily driven by a decrease in overall delinquencies including decreases in commercial delinquencies.  All non-performing loans have been updated with a current appraised value, and if necessary, a reduction to carrying value has been made.

Potential Problem Loans
The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing loss are normally partially or fully charged off. In addition, the Company maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $95.9 million at December 31, 2016 and which are generally transferred to the Special Assets or Collections area for extra attention.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2016, watchlist loans, inclusive of the “classified loans”, totaled $130.0 million, of which $85.2 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.
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
Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2016, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $42.8 million, or 0.87% of total loans at December 31, 2016 as compared to a loan loss allowance of $33.9 million, or 0.73% of total loans at December 31, 2015. The increase in the ratio from December 31, 2015 primarily reflects current year loan growth and the movement of loans from the acquired portfolio to the covered portfolio due to subsequent deterioration of credit quality in certain acquired portfolios. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner commercial real estate, commercial and residential construction, commercial, residential real estate, home equity and other consumer. Due to the continued expansion and some more unique risk characteristics, the regional commercial real estate loans have been segmented from the total commercial real estate loan portfolio. The regional commercial real estate loans are located throughout the Northeast and Middle Atlantic states and tend to have above average debt service coverage and loan-to-value ratios. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, experience and depth of lending teams; weighted-average risk rating trends; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. The general component of the allowance for loan and lease loss also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and are therefore not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in the covered portfolio in establishing the allowance for loan loss.
For acquired loans accounted for under ASC 310-30, evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (“LTV”) ratios, some of which are not immediately available as of the purchase date. The Company continues to evaluate this information and other credit-related information as it becomes available. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in loans if those differences are attributable, at least in part, to deterioration in credit quality.
Allocated component
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Updated property evaluations are obtained at the time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans which are placed on non-accrual status, or deemed troubled debt restructures, are considered impaired by the Company and subject to impairment testing for possible partial or full charge-off when loss can be reasonably determined. Generally, when all contractual payments on a loan are not expected to be collected, or the loan has failed to make contractual payments for a period of 90 days or more, a loan is placed on non-accrual status. In accordance with the Company's loan policy, losses on open and closed end consumer loans are recognized within a period of 120 days past due. For commercial loans, there is no threshold in terms of days past due for losses to be recognized as a result of the complexity in reasonably determining losses within a set time frame. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.
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
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2016 amounted to $1.5 million, an increase of $662,000, compared to December 31, 2015.
See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2016 and 2015, by loan segment.

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$33,887	$24,809	$19,183	$18,477	$16,025
Provision for loan losses	13,437	13,005	9,496	2,046	3,587
Charge-offs:
Owner-occupied CRE	(169)	(181)	—	—	—
Investor CRE	(1,207)	(837)	(750)	(111)	(89)
Construction	—	(466)	—	(250)	(122)
Commercial business loans	(1,018)	(2,513)	(1,406)	(190)	(132)
Residential real estate	(1,043)	(744)	(1,557)	(514)	(467)
Home equity	(742)	(427)	(337)	(331)	(496)
Other consumer	(1,710)	(324)	(139)	(124)	(48)
Total charge-offs	(5,889)	(5,492)	(4,189)	(1,520)	(1,354)
Recoveries:
Owner-occupied CRE	56	—	—	—	—
Investor CRE	411	342	—	—	—
Construction	3	—	—	—	—
Commercial business loans	557	839	97	18	52
Residential real estate	74	279	175	137	150
Home equity	113	2	—	—	—
Other consumer	149	103	47	25	17
Total recoveries	1,363	1,565	319	180	219
Net charge-offs	(4,526)	(3,927)	(3,870)	(1,340)	(1,135)
Balance at end of year	$42,798	$33,887	$24,809	$19,183	$18,477
Ratios:
Allowance for loan losses to non-performing loans at end of year	125.64%	89.64%	76.67%	140.50%	115.08%
Allowance for loan losses to total loans outstanding at end of year	0.87%	0.73%	0.64%	1.12%	1.15%
Net charge-offs to average loans outstanding	0.10%	0.10%	0.12%	0.08%	0.07%
The allowance for loan losses at December 31, 2016 increased $8.9 million to $42.8 million as compared to the December 31, 2015 year-end balance of $33.9 million. The Company provided $13.4 million of allowance for loan loss provisions in 2016. The Company recorded total loan charge-offs of $5.9 million and recorded $1.4 million of loan recoveries from previously charged-off loans. Net charge-offs for 2016 were $4.5 million, an increase of $599,000 as compared to 2015 net charge-offs. Management believes the allowance for loan losses at December 31, 2016 is sufficient to provide for probable losses inherent within the loan portfolio.
At December 31, 2016, the allowance for loan losses was 0.87% of the total loan portfolio and 125.64% of total non-performing loans. This compares to an allowance of 0.73% of total loans and 89.64% of total non-performing loans at December 31, 2015. The increase in the ratio from December 31, 2015 primarily reflects the increase in the covered loan portfolio due to the movement of loans from the acquired portfolio to the covered portfolio, including a reserve established for purchased loans which have demonstrated deterioration since acquisition. The portfolio purchases have no corresponding carryover of the allowance for loan losses.

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

	At December 31,
	2016			2015			2014
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$3,765	8.8%	8.5%	$2,174	6.4%	7.0%	$1,281	5.2%	10.3%
Investor CRE	14,869	34.7	34.8	12,859	37.9	36.3	8,137	32.8	32.8
Construction	1,913	4.5	3.1	1,895	5.6	3.7	1,470	5.9	4.8
Commercial business	8,730	20.4	14.8	5,827	17.2	13.1	5,808	23.4	15.7
Residential real estate	7,854	18.4	23.6	7,801	23.0	25.6	5,998	24.2	27.6
Home equity	2,858	6.7	11.0	2,391	7.1	9.3	1,929	7.8	8.7
Other consumer	1,353	3.2	4.2	146	0.4	5.0	75	0.3	0.1
Unallocated allowance	1,456	3.3	—	794	2.4	—	111	0.4	—
Total allowance for loan losses	$42,798	100.0%	100.0%	$33,887	100.0%	100.0%	$24,809	100.0%	100.0%

	At December 31,
	2013			2012
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$917	4.8%	5.0%	$938	5.1%	5.1%
Investor CRE	7,371	38.4	40.3	7,113	38.5	38.4
Construction	829	4.3	3.1	807	4.4	3.0
Commercial business	3,394	17.7	14.5	2,916	15.8	10.7
Residential real estate	4,571	23.8	27.8	4,371	23.7	31.9
Home equity	1,825	9.5	9.2	1,823	9.9	10.7
Other consumer	29	0.2	0.1	29	0.2	0.2
Unallocated allowance	247	1.3	—	480	2.4	—
Total allowance for loan losses	$19,183	100.0%	100.0%	$18,477	100.0%	100.0%
The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2016 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.
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
Deposits provide an important source of funding for the Company as well as an ongoing stream of fee revenue. The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. RPC meets weekly and ALCO meets monthly, to determine pricing and marketing initiatives. Actions of these committees influence the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.
Total deposits amounted to $4.71 billion at December 31, 2016, an increase of $274.1 million from December 31, 2015. Core deposits increased $238.5 million, or 8.8%, from prior year end reflecting the Company’s strategy to increase core deposits while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive rate shorter term deposits and money market accounts in response to the competition within our marketplace.
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $367.4 million at December 31, 2016, an increase of $244.3 million from December 31, 2015.
Time deposits included brokered certificates of deposit of $215.7 million and $392.0 million at December 31, 2016 and 2015, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.55 billion at December 31, 2016.
The following table presents information concerning average balances and weighted average interest rates on the Company’s deposits accounts for the years indicated:

	At December 31,
	2016			2015			2014
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing:
Demand accounts	$657,829	14.47%	0.00%	$605,112	14.46%	0.00%	$503,398	15.49%	0.00%
Interest-bearing:
NOW accounts	408,967	9.00	0.19	315,217	7.54	0.13	236,935	7.29	0.15
Regular savings	527,544	11.60	0.06	529,659	12.66	0.06	418,091	12.86	0.10
Money market accounts	1,146,227	25.21	0.50	1,155,242	27.62	0.59	872,690	26.85	0.34
Time deposits	1,805,624	39.72	1.04	1,577,739	37.72	0.88	1,218,782	37.51	0.81
Total interest-bearing deposits	3,888,362	85.53	0.66%	3,577,857	85.54	0.60%	2,746,498	84.51	0.49%
Total average deposits	$4,546,191	100.00%		$4,182,969	100.00%		$3,249,896	100.00%
Time Deposit Maturities of $250,000 or More
As of December 31, 2016, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was $474.0 million. The following table sets forth the maturity of those time deposits as of December 31, 2016:

At December 31, 2016
(In thousands)
Three months or less	$114,016
Over three months through six months	109,845
Over six months through one year	99,538
Over one year through three years	143,493
Over three years	7,134
Total	$474,026

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
The following table presents borrowings by category as of the dates indicated:

	At December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
FHLBB advances (1)	$1,046,712	$949,003	$97,709	10.3%
Subordinated debt (2)	79,716	79,489	227	0.3
Wholesale repurchase agreements	20,000	45,000	(25,000)	(55.6)
Customer repurchase agreements	18,897	19,278	(381)	(2.0)
Other	4,294	6,250	(1,956)	(31.3)
Total borrowings	$1,169,619	$1,099,020	$70,599	6.4%

(1)	FHLBB advances include $1.7 million and $3.5 million of purchase accounting discounts at December 31, 2016 and 2015, respectively.

(2)
Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.0 million and $2.1 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $980,000 and $1.1 million at December 31, 2016 and 2015, respectively.

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
Total FHLBB advances increased $99.5 million to $1.04 billion at December 31, 2016, exclusive of the purchase accounting mark adjustment on the advances, compared to $945.5 million at December 31, 2015. This increase is a result of greater utilization of FHLBB advances, combined with the growth in core deposits, which assisted the Company in funding loan portfolio growth and in meeting other liquidity needs while effectively managing interest rate risk. At December 31, 2016, $920.0 million of the Company’s $1.04 billion outstanding FHLBB advances were at fixed coupons ranging from 0.39% to 4.49%, with an average cost of 1.03%. Additionally, the Company has three advances with the FHLBB totaling $100.0 million that are underlying hedge instruments; the interest is based on the three-month LIBOR and adjust quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.05% per annum. The advance reprices to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converts to a fixed rate of 1.62% and is callable on a quarterly basis. FHLBB borrowings represented 15.8% and 15.2% of assets at December 31, 2016 and 2015, respectively.
Borrowings under wholesale purchase agreements totaled $20.0 million and $45.0 million as of December 31, 2016 and 2015, respectively. The outstanding borrowings consisted of two individual agreements with remaining terms of 3 years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $18.9 million and $19.3 million at December 31, 2016 and 2015, respectively.
Subordinated debentures totaled $79.7 million and $79.5 million at December 31, 2016 and 2015, respectively.

Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at end of period	$510,000	$445,000	$362,000
Average amount outstanding during the period	465,000	327,833	204,750
Maximum amount outstanding at any month-end	560,000	445,000	362,000
Weighted-average interest rate during the period	0.63%	0.35%	0.23%
Weighted-average interest rate at end of period	0.79%	0.58%	0.27%
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2016, $90.9 million of the Company’s assets were invested in cash and cash equivalents compared to $95.2 million at December 31, 2015. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At December 31, 2016, the Company had $1.04 billion in advances from the FHLBB and an additional available borrowing limit of $277.4 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Company has relationships with brokered sweep deposit providers with outstanding balances of $367.4 million at December 31, 2016. Internal policies limit wholesale borrowings to 40% of total assets, or $2.64 billion, at December 31, 2016. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $107.5 million at December 31, 2016. No federal funds purchased were outstanding at December 31, 2016.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2016, the Company had pledged 27 commercial loans, with outstanding balances totaling $194.0 million. Based on the amount of pledged collateral, the Company had available liquidity of $144.3 million.
At December 31, 2016, the Company had outstanding commitments to originate loans of $197.1 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, and unused checking overdraft lines of credit of $864.0 million. At December 31, 2016, time deposits scheduled to mature in less than one year totaled $1.14 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of Subordinated Notes in September 2014. During 2016, there were no dividends from the Bank to the Company. In 2015, the Bank paid $30.9 million to the Company in dividends. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, and corporate operating expenses. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 - Business” found elsewhere in this report. See Note 17, “Regulatory Matters” for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2016, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
The following tables present information indicating various contractual obligations and commitments made by the Company as of December 31, 2016 and the respective payment dates:

	Contractual Obligations
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank advances (1)	$1,044,974	$803,000	$159,792	$63,000	$19,182
Interest expense payable on Federal Home Loan Bank advances	10,768	3,211	4,023	1,755	1,779
Leases (2)	40,197	5,134	9,621	8,344	17,098
Subordinated Notes (3)	82,732	—	—	—	82,732
Interest expense payable on Subordinated Notes	37,660	4,533	9,066	9,067	14,994
Core service provider (4)	7,786	4,659	3,127	—	—
Other (5)	1,637	128	292	322	895
Total Contractual Obligations	$1,225,754	$820,665	$185,921	$82,488	$136,680

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable capital and operating leases for offices and office equipment.

(3)	Consists of $7.7 million of acquired junior subordinated debt maturing March 2036, and $75.0 million in Subordinated Notes due October 2024.

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

The following tables present information indicating various commercial commitments made by the Company as of December 31, 2016 and the respective payment dates:

	Other Commitments
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments(1)	$159,573	$159,573	$—	$—	$—
Commercial business loan commitments(1)	37,497	37,497	—	—	—
Undisbursed commercial lines of credit	382,018	122,060	99,680	32,110	128,168
Undisbursed home equity lines of credit(2)	364,421	2,987	24,743	28,529	308,162
Undisbursed construction loans	90,149	33,548	26,250	3,982	26,369
Standby letters of credit	13,588	9,003	4,569	16	—
Unused checking overdraft lines of credit(3)	1,465	—	—	—	1,465
Unused credit card lines	12,327	12,327	—	—	—
Total Other Commitments	$1,061,038	$376,995	$155,242	$64,637	$464,164

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
Other Off-Balance Sheet Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $31.3 million at December 31, 2016 and is included in other assets on the Consolidated Statement of Condition. At December 31, 2016, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $4.5 million, which constitutes our maximum potential obligation to these partnerships.
Recently Issued Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements” to the Notes to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s Consolidated Financial Statements.
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
Quantitative Analysis:
Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2016 and 2015 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the 12-month period, Management includes a 150 basis point ramp simulation, which assumes that interest rates increase by 25 basis points every other month. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	December 31, 2016	December 31, 2015
	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	1.88%	3.10%
150 basis point ramp in rates	6.23%	5.61%
50 basis point decrease in rates	(4.92)%	(4.42)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2016, income at risk (i.e., the change in net interest income) increased 1.88% and decreased 4.92% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 6.23% over the 12-month simulation horizon. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (2013).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
Chief Executive Officer	Executive Vice President, Chief Financial
Officer and Treasurer
Date: March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
United Financial Bancorp, Inc.
We have audited United Financial Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, United Financial Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2016 Consolidated Financial Statements of United Financial Bancorp, Inc. and subsidiaries and our report dated March 7, 2017 expressed an unqualified opinion.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
United Financial Bancorp, Inc.
We have audited the accompanying Consolidated Statements of Condition of United Financial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Financial Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of United Financial Inc. and subsidiaries’ internal control over financial reporting.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 7, 2017

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,248	$47,602
Short-term investments	43,696	47,574
Total cash and cash equivalents	90,944	95,176
Available for sale securities-at fair value	1,043,411	1,059,169
Held to maturity securities-at amortized cost	14,038	14,565
Loans held for sale	62,517	10,136
Loans receivable (net of allowance for loan losses of $42,798 in 2016 and $33,887 in 2015)	4,870,552	4,587,062
Federal Home Loan Bank stock, at cost	53,476	51,196
Accrued interest receivable	18,771	15,740
Deferred tax asset-net	39,962	33,094
Premises and equipment-net	51,757	54,779
Goodwill	115,281	115,281
Core deposit intangible	5,902	7,506
Cash surrender value of bank-owned life insurance	167,823	125,101
Other assets	65,086	59,736
Total assets	$6,599,520	$6,228,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$708,050	$657,718
Interest-bearing	4,003,122	3,779,353
Total deposits	4,711,172	4,437,071
Mortgagors’ and investors’ escrow accounts	13,354	13,526
Advances from the Federal Home Loan Bank	1,046,712	949,003
Other borrowings	122,907	150,017
Accrued expenses and other liabilities	49,509	53,403
Total liabilities	5,943,654	5,603,020
Commitments and contingencies (notes 7 and 20)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 120,000,000 shares authorized; 50,786,671 and 49,941,428 shares issued and outstanding at December 31, 2016 and 2015, respectively)	531,848	519,587
Additional paid-in capital	7,227	10,722
Unearned compensation — ESOP	(5,694)	(5,922)
Retained earnings	137,838	112,013
Accumulated other comprehensive loss, net of tax	(15,353)	(10,879)
Total stockholders’ equity	655,866	625,521
Total liabilities and stockholders’ equity	$6,599,520	$6,228,541
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Net Income

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except share data)
Interest and dividend income:
Loans	$179,819	$165,409	$133,011
Securities-taxable interest	19,678	20,039	16,367
Securities-non-taxable interest	8,392	8,354	5,113
Securities-dividends	3,920	2,363	1,302
Interest-bearing deposits	343	180	86
Total interest and dividend income	212,152	196,345	155,879
Interest expense:
Deposits	25,576	21,442	13,559
Borrowed funds	15,477	10,321	4,448
Total interest expense	41,053	31,763	18,007
Net interest income	171,099	164,582	137,872
Provision for loan losses	13,437	13,005	9,496
Net interest income after provision for loan losses	157,662	151,577	128,376
Non-interest income:
Service charges and fees	20,259	21,040	13,509
Income from mortgage banking activities	8,227	9,552	3,203
Bank-owned life insurance income	3,394	3,616	3,042
Gain on sales of securities, net	1,961	939	1,228
Net loss on limited partnership investments	(3,995)	(3,136)	(4,224)
Other income (loss)	238	476	(153)
Total non-interest income	30,084	32,487	16,605
Non-interest expense:
Salaries and employee benefits	75,384	67,469	59,332
Occupancy and equipment	14,986	15,442	13,239
Service bureau fees	7,986	6,728	8,179
Professional fees	3,917	6,317	3,662
Marketing and promotions	3,049	2,321	2,296
FDIC insurance assessments	3,573	3,692	2,553
Core deposit intangible amortization	1,604	1,796	1,283
Merger related expense	—	1,575	36,918
FHLBB prepayment penalties	1,454	—	—
Other	22,020	22,855	16,970
Total non-interest expense	133,973	128,195	144,432
Income before income taxes	53,773	55,869	549
Provision (benefit) for income taxes	4,112	6,229	(6,233)
Net income	$49,661	$49,640	$6,782

Net income per share:
Basic	$1.00	$1.01	$0.16
Diluted	$0.99	$1.00	$0.16

Weighted-average shares outstanding:
Basic	49,731,149	48,912,807	42,829,094
Diluted	50,089,030	49,385,566	43,269,517
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$49,661	$49,640	$6,782
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(5,063)	(5,912)	13,847
Reclassification adjustment for gains realized in income (1)	(1,961)	(939)	(1,228)
Net unrealized gains (losses)	(7,024)	(6,851)	12,619
Tax effect - benefit (expense)	2,529	2,462	(4,430)
Net-of-tax amount - securities available for sale	(4,495)	(4,389)	8,189
Interest rate swaps designated as cash flow hedges:
Unrealized losses	(1,472)	(3,108)	(8,385)
Reclassification adjustment for losses recognized in interest expense (2)	2,362	12	—
Net unrealized gains (losses)	890	(3,096)	(8,385)
Tax effect - benefit (expense)	(321)	1,116	2,945
Net-of-tax amount - interest rate swaps	569	(1,980)	(5,440)
Pension and Post-retirement plans:
Gains (losses) arising during the period	(1,358)	2,106	(6,832)
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	7	7	13
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (4)	495	759	(286)
Prior service cost arising during the period	—	—	168
Net change in gains (losses) and prior service costs	(856)	2,872	(6,937)
Tax effect - benefit (expense)	308	(892)	2,464
Net-of-tax amount - pension and post-retirement plans	(548)	1,980	(4,473)
Total other comprehensive loss	(4,474)	(4,389)	(1,724)
Comprehensive income	$45,187	$45,251	$5,058

(1)
Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was $707, $338 and $442, respectively.

(2)
Amounts are included in interest expense on borrowed funds in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was $851, $4 and $0, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was $3, $3 and $7, respectively.

(4)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was $(178), $(451) and $103, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2013	29,456,290	$243,776	$15,808	$(7,151)	$96,078	$(4,766)	3,487,886	$(44,363)	$299,382
Comprehensive income	—	—	—	—	6,782	(1,724)	—	—	5,058
Issuance of common stock for the acquisition of United Financial Bancorp, Inc	26,706,401	356,365	—	—	—	—	—	—	356,365
Cancellation of treasury shares	(3,476,270)	(44,226)	—	—	—	—	(3,476,270)	44,226	—
Common stock repurchased	(3,507,324)	(47,772)	—	—	—	—	—	—	(47,772)
Share-based compensation expense	—	—	3,957	—	—	—	—	—	3,957
ESOP shares released or committed to be released	—	—	726	1,001	—	—	—	—	1,727
Shares issued for stock options exercised	321,058	4,530	(2,421)	—	—	—	(11,616)	137	2,246
Shares issued for restricted stock grants	138,482	1,889	(1,889)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(100,937)	(373)	(994)	—	—	—	—	—	(1,367)
Tax effects of share-based awards	—	—	820	—	—	—	—	—	820
Dividends declared ($0.40 per common share)	—	—	—	—	(18,008)	—	—	—	(18,008)
Balance at December 31, 2014	49,537,700	514,189	16,007	(6,150)	84,852	(6,490)	—	—	602,408
Comprehensive income	—	—	—	—	49,640	(4,389)	—	—	45,251
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	—	—	(5,171)
Share-based compensation expense	—	—	1,076	—	—	—	—	—	1,076
ESOP shares released or committed to be released	—	—	71	228	—	—	—	—	299
Shares issued for stock options exercised	545,148	7,281	(2,516)	—	—	—	—	—	4,765
Shares issued for restricted stock grants	259,845	3,491	(3,491)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(22,430)	(188)	(123)	—	—	—	—	—	(311)
Forfeited unvested restricted stock	(1,135)	(15)	15	—	—	—	—	—	—
Tax effects of share-based awards	—	—	(317)	—	—	—	—	—	(317)
Dividends declared ($0.46 per common share)	—	—	—	—	(22,479)	—	—	—	(22,479)
Balance at December 31, 2015	49,941,428	519,587	10,722	(5,922)	112,013	(10,879)	—	—	625,521
Comprehensive income	—	—	—	—	49,661	(4,474)	—	—	45,187
Share-based compensation expense	—	—	2,252	—	—	—	—	—	2,252
ESOP shares released or committed to be released	—	—	80	228	—	—	—	—	308
Shares issued for stock options exercised	655,689	8,958	(2,683)	—	—	—	—	—	6,275
Shares issued for restricted stock grants	215,814	3,368	(3,368)	—	—	—	—	—	—
Cancellation of shares for tax withholding	(21,446)	—	(327)	—	—	—	—	—	(327)
Forfeited unvested restricted stock	(4,814)	(65)	65	—	—	—	—	—	—
Tax effects of share-based awards	—	—	486	—	—	—	—	—	486
Dividends declared ($0.48 per common share)	—	—	—	—	(23,836)	—	—	—	(23,836)
Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$—	$—	$655,866

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$49,661	$49,640	$6,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	13,437	13,005	9,496
Amortization of premiums and discounts on investments, net	5,410	5,041	2,680
Accretion of intangible assets and purchase accounting marks, net	(1,019)	(10,835)	(10,899)
Amortization of subordinated debt issuance costs	126	126	34
Share-based compensation expense	2,252	1,076	3,957
ESOP expense	308	299	1,727
FHLBB prepayment penalties	1,454	—	288
Tax effects of share-based awards	(486)	317	(820)
Net gain from sales of securities	(1,961)	(939)	(1,228)
Loans originated for sale	(422,183)	(406,960)	(145,124)
Proceeds from sales of loans held for sale	369,802	405,044	137,326
Increase in mortgage servicing asset	(3,030)	(2,345)	(138)
Gain on sales of OREO	(121)	(218)	(409)
Net change in mortgage banking fair value adjustment	139	39	(356)
Loss on disposal of equipment	178	191	1,210
Write-downs of other real estate owned	126	118	213
Depreciation and amortization of premises and equipment	5,516	5,340	3,762
Loss on limited partnerships	3,995	3,136	4,224
Loss (gain) on lease terminations	—	(195)	1,888
Deferred income tax (benefit) expense	(4,352)	3,582	7,361
Increase in cash surrender value of bank-owned life insurance	(3,324)	(3,397)	(3,042)
Income recognized from death benefit on bank-owned life insurance	(70)	(219)	—
Net change in:
Deferred loan fees and premiums	(4,618)	(3,013)	(1,603)
Accrued interest receivable	(3,031)	(1,528)	(2,237)
Other assets	(4,327)	(16,172)	(33,243)
Accrued expenses and other liabilities	(4,195)	9,637	8,552
Net cash provided by (used in) operating activities	(313)	50,770	(9,599)
Cash flows from investing activities:
Proceeds from sales of available for sale securities	268,162	280,564	511,044
Proceeds from calls and maturities of available for sale securities	27,076	16,655	21,220
Principal payments on available for sale securities	95,490	86,128	61,425
Principal payments on held to maturity securities	496	774	783
Purchases of available for sale securities	(385,386)	(398,794)	(885,610)
Purchases of held to maturity securities	—	—	(2,342)
Cash acquired from Legacy United	—	—	25,410
Redemption of FHLBB stock	3,392	—	2,297
Purchase of FHLBB stock	(5,672)	(19,246)	(1,860)
Proceeds from sale of other real estate owned	2,158	2,683	3,869
Purchases of loans	(176,301)	(348,175)	(16,310)
Loan originations, net of principal repayments	(119,817)	(366,495)	(302,918)
Purchase of bank-owned life insurance	(40,000)	—	—
Proceeds from bank-owned life insurance death benefit	689	1,158	—
Proceeds from sale of equipment	686	364	327
Purchases of premises and equipment	(3,465)	(3,593)	(12,719)
Net cash used in investing activities	(332,492)	(747,977)	(595,384)

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Concluded)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	50,332	69,649	2,550
Net increase in interest-bearing deposits	225,103	335,320	357,800
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	(172)	522	4,604
Net increase in short-term FHLBB advances	174,800	196,200	275,776
Proceeds from long-term FHLBB advances	—	181,800	10,000
Repayments of long-term FHLBB borrowings and penalty	(76,785)	(8,056)	(18,542)
Net increase (decrease) in other borrowings, excluding proceeds from subordinated debt issuance	(27,303)	(46,491)	4,860
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	73,733
Proceeds from exercise of stock options	6,275	4,765	2,246
Common stock repurchased	—	(5,171)	(47,772)
Cancellation of shares for tax withholding	(327)	(311)	(1,367)
Tax effects of share-based awards	486	(317)	820
Cash dividends paid on common stock	(23,836)	(22,479)	(18,008)
Net cash provided by financing activities	328,573	705,431	646,700
Net (decrease) increase in cash and cash equivalents	(4,232)	8,224	41,717
Cash and cash equivalents - beginning of year	95,176	86,952	45,235
Cash and cash equivalents - end of year	$90,944	$95,176	$86,952
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43,709	$36,532	$21,824
Income taxes, net	3,655	(6,744)	3,599
Transfer of loans to other real estate owned	3,298	1,099	2,339
Increase (decrease) in due to broker, investment purchases	6	(1,105)	(4,855)
Increase (decrease) in due to broker, common stock buyback	—	(523)	523
Acquisition of non-cash assets and liabilities:
Fair value of assets acquired	—	—	2,396,937
Fair value of liabilities assumed	—	—	2,154,713
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Financial Statement Presentation
On April 30, 2014, Rockville Financial, Inc. (“Rockville”) completed its merger with United Financial Bancorp, Inc. (“Legacy United”) and changed its legal entity name to United Financial Bancorp, Inc. (the “Company”). In connection with this merger, Rockville Bank, the Company’s principal asset and wholly-owned subsidiary, completed its merger with Legacy United’s banking subsidiary, United Bank, and changed its name to United Bank (the “Bank”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The results of operations of Legacy United or assets acquired are included only from the date of acquisition.
The consolidated financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank, and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Northeast Financial Advisors, Inc., United Bank Investment Sub, Inc., UB Properties, LLC, and UCB Securities, Inc. II. In addition, the Bank has a real estate investment trust subsidiary, United Financial Realty HC, Inc. of which has one wholly-owned subsidiary, United Financial Business Trust I.
The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Glastonbury, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2016, the Company’s principal asset was all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and western Massachusetts and the surrounding regions through 53 banking offices, its commercial loan and mortgage loan production offices, 63 ATMs, telephone banking, mobile banking and its online website (www.bankatunited.com).
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices in the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the realizability of deferred tax assets, the valuation of derivative instruments and hedging activities, the evaluation of securities for other-than-temporary impairment and review of goodwill for impairment.
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the 2016 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
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
Securities
Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity are those which the Company has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period.

The Company did not have a trading portfolio at December 31, 2016, 2015 and 2014. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. The Company did not transfer any securities from available for sale to held to maturity during 2016, 2015 and 2014.
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
Forward Loan Sale Commitments
To protect against the portfolio risks inherent in derivative loan commitments or rate locks associated with fixed rate residential lending, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans and long-term interest rate risk that may result from the exercise of the derivative loan commitments. These forward loan sale commitments are accounted for as derivative instruments.
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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2016 and 2015.
Loans Held For Sale
The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are rate locked. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. The Company has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, for closed loans intended for sale. The Company elected the fair value option in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Fair values are estimated using quoted loan market prices. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value related to forward sale commitments. Gains or losses on sales of loans are included in non-interest income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained, with the exception of a limited volume of government production sold servicing released.
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
The Company’s loan portfolio includes owner-occupied commercial real estate, investor non-owner commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity and other consumer loan segments. Residential real estate loans include one-to-four family owner occupied first mortgages.
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
General component:
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. The general component of the allowance for loan and lease loss also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of credit deterioration subsequent to acquisition and therefore these loans are not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration upon to acquisition and are not considered in the covered portfolio in establishing the allowance for loan loss. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2016.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate and home equity loans – The Company establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.

Owner-occupied and investor non-owner occupied commercial real estate – Loans in these segments are primarily income-producing properties throughout Connecticut, western Massachusetts, and other select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.
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
Allocated component:
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Updated property evaluations are obtained at the time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans which are placed on non-accrual status, or deemed troubled debt restructures, are considered impaired by the Company and subject to impairment testing for possible partial or full charge-off when loss can be reasonably determined. Generally, when all contractual payments on a loan are not expected to be collected, or the loan has failed to make contractual payments for a period of 90 days or more, a loan is placed on non-accrual status. In accordance with the Company's loan policy, losses on open and closed end consumer loans are recognized within a period of 120 days past due. For commercial loans, there is no threshold in terms of days past due for losses to be recognized as a result of the complexity in reasonably determining losses within a set time frame. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.
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
Other Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. At December 31, 2016 and 2015, the Company had $1.9 million and $755,000, respectively, of other real estate owned included in other assets on the Consolidated Statements of Condition. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in non-interest expense. Gains and losses on the sale of other real estate owned are recorded in other income (loss) in the Consolidated Statements of Net Income.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) represents life insurance on certain current and former employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash surrender value of the policies, as well as insurance proceeds received in excess of carrying value, are recorded in non-interest income and are not subject to income tax. Management reviews the credit quality and financial strength of the insurance carriers on a quarterly and annual basis. BOLI with any individual carrier is limited to 15% of capital plus reserves.
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

Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 39 1/2 years. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms. Expected lease terms include lease option periods to the extent that the exercise of such options are reasonably assured. Maintenance and repairs are expensed as incurred and improvements are capitalized.
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
Goodwill
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead reviewed for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2016, 2015 and 2014.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2016, 2015 and 2014, the Company had recorded $497,000, $375,000 and $252,000 of uncertain tax positions, respectively.
Investments in Limited Partnerships
The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine whether consolidation is necessary. The Company applies the equity method of accounting to its investments in limited partnerships. The Company has interests in limited partnerships that own and operate affordable housing and rehabilitation projects as well as alternative energy projects. Investments in these projects serve as an element of the Company’s compliance with the Community Reinvestment Act and in serving the interest of public welfare, and the Company receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits generally may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Company regularly evaluates the partnership investments for impairment. The tax credits are recorded in the years they become available to reduce income taxes through the provision for income taxes, while basis adjustments under the equity method or impairment are recorded in loss on investments in limited partnerships on the Consolidated Statements of Net Income.
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

As of December 31, 2012, the Company froze its noncontributory defined benefit pension plan, at which time participants in the plan stopped earning additional benefits under the plan. The Company began providing additional benefits to these employees under the Company’s 401(k) Plan as of January 1, 2013. See Note 16, “Pension Plans and Other Post-Retirement Benefits”, for further information on these benefits.
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
Earnings per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.
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
Employee Stock Ownership Plan
ESOP shares are shown as a reduction of stockholders’ equity and presented as unearned compensation - ESOP. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the average fair value of the ESOP shares. When the shares are released, unearned compensation - ESOP is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is recorded in additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s Consolidated Statements of Condition. Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k) Plan.
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
Intangibles
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the Goodwill Impairment Test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will simplify financial reporting since it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Currently, failing Step 1 of the goodwill impairment test did not necessarily result in impairment. However, under the new guidance, failing Step 1 will always result in impairment. This ASU will be applied prospectively, and is effective for public business entities that are U.S. Securities and Exchange Commission filers, including the Company, for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment test performed after January 1, 2017. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business which revises the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and a substantive process are present. To be a business without outputs, there will now need to be an organized workforce. This ASU also narrows the definition of an output so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Statement of Cash Flows
In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash as a part of the consensus of the FASB’s Emerging Issues Task Force. The intention of this ASU is to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the Statement of Cash Flows. Currently, there is no guidance as to how to present restricted cash and cash equivalents. The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the Statement of Cash Flows. However, the ASU does not clarify the definitions of the terms “restricted cash” or “restricted cash equivalents” but states that an entity should continue to provide appropriate disclosures about its accounting policies pertaining to restricted cash. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address eight specific cash flow issues with the objective of reducing diversity in practice in how certain transactions are classified in the statement of cash flows. The issues identified within the ASU include: 1) debt prepayments and extinguishment costs, 2) settlement of zero-coupon debt, 3) settlement of contingent consideration, 4) insurance proceeds, 5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the disclosures in the Company’s Statements of Cash Flows, but does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.
Financial Instruments
In June 2016, FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are U.S. Securities and Exchange Commission filers, such as the Company, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This ASU potentially could have a significant impact on the Company’s allowance for loan losses, however, no assessment of the potential impact has been determined. Efforts are in process to quantify and prepare for the ASU’s effective date.
Compensation
In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including; accounting for income taxes as an income tax benefit or expense in the income statement rather than through equity; classification of excess tax benefits on the statement of cash flows; forfeitures; statutory tax withholding requirements; classification of awards as either equity or liabilities and; classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU is  expected to have a $500,000 annual income tax benefit on the Company’s Financial Statements through the income statement.
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
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, at fair value through net income. For equity investments that do not have readily determinable market values, the entity may choose to report the investment at cost minus impairments. This new requirement does not apply to investments that qualify for the equity method of accounting or to those that result in consolidation of these investments. The ASU supersedes current guidance and no longer requires equity securities with readily determinable fair value to be classified into categories (i.e. trading or available for sale).  The ASU clarifies that when identifying observable price changes, an entity should consider relevant transactions “that are known or can reasonably be known“ and that an entity is not required to spend undue cost and effort to identify such transactions. The ASU also indicates that an entity should consider a security’s rights and obligations, such as voting rights, distribution rights and preferences, and conversion features, when evaluating whether the security issued by the same issuer is similar to the equity security held by the entity. The ASU further provides for the elimination of disclosure requirements related to financial instruments measured at amortized cost. For public business entities, the new standard will require disclosure of fair value using the exit price notion for all financial instruments measured at amortized cost.  Pursuant to the ASU, recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all entities, the ASU permits early adoption of the instrument-specific credit risk provision. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Note 4.	GOODWILL AND CORE DEPOSIT INTANGIBLES
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2014	$115,240	$9,302
Adjustments	41	—
Amortization expense	—	(1,796)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(1,604)
Balance at December 31, 2016	$115,281	$5,902

Estimated amortization expense for the years ending December 31,
2017		$1,411
2018		1,219
2019		1,026
2020		834
2021		642
2022 and thereafter		770
Total remaining		$5,902
The goodwill associated with the acquisition of Legacy United is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment review. The Company tests goodwill impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment is possible. No impairment was recorded on goodwill for the years ended December 31, 2016, 2015 and 2014. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $1.6 million, $1.8 million, and $1.3 million for the years ended December 31, 2016, 2015 and 2014.

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2016 and 2015, the Company was required to have cash and liquid assets of $25.8 million and $24.0 million, respectively, to meet these requirements.

Note 6.	SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2016 and 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(In thousands)
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$181,419	$365	$(2,236)	$179,548
Government-sponsored residential collateralized debt obligations	184,185	438	(1,363)	183,260
Government-sponsored commercial mortgage-backed securities	26,949	23	(442)	26,530
Government-sponsored commercial collateralized debt obligations	164,433	296	(1,802)	162,927
Asset-backed securities	166,336	1,619	(988)	166,967
Corporate debt securities	76,787	533	(2,305)	75,015
Obligations of states and political subdivisions	223,733	127	(7,484)	216,376
Total debt securities	1,023,842	3,401	(16,620)	1,010,623
Marketable equity securities, by sector:
Banks	32,174	482	(243)	32,413
Industrial	109	58	—	167
Oil and gas	131	77	—	208
Total marketable equity securities	32,414	617	(243)	32,788
Total available for sale securities	$1,056,256	$4,018	$(16,863)	$1,043,411
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,717	$172	$—	$1,889
Obligations of states and political subdivisions	12,321	654	(35)	12,940
Total held to maturity securities	$14,038	$826	$(35)	$14,829

December 31, 2015
Available for sale:
Debt securities:
U.S. Government and government-sponsored enterprise obligations	$10,159	$13	$(83)	$10,089
Government-sponsored residential mortgage-backed securities	146,434	731	(1,304)	145,861
Government-sponsored residential collateralized debt obligations	287,515	855	(1,403)	286,967
Government-sponsored commercial mortgage-backed securities	21,144	21	(200)	20,965
Government-sponsored commercial collateralized debt obligations	128,617	626	(271)	128,972
Asset-backed securities	162,895	43	(3,037)	159,901
Corporate debt securities	62,356	91	(2,487)	59,960
Obligations of states and political subdivisions	201,217	1,561	(1,663)	201,115
Total debt securities	1,020,337	3,941	(10,448)	1,013,830
Marketable equity securities, by sector:
Banks	41,558	1,099	(544)	42,113
Industrial	109	34	—	143
Mutual funds	2,854	65	(4)	2,915
Oil and gas	132	36	—	168
Total marketable equity securities	44,653	1,234	(548)	45,339
Total available for sale securities	$1,064,990	$5,175	$(10,996)	$1,059,169
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,205	$244	$—	$2,449
Obligations of states and political subdivisions	12,360	884	(10)	13,234
Total held to maturity securities	$14,565	$1,128	$(10)	$15,683

At December 31, 2016, the net unrealized loss on securities available for sale of $12.8 million, net of income taxes of $4.6 million, or $8.2 million, was included in accumulated other comprehensive loss. At December 31, 2015, the net unrealized loss on securities available for sale of $5.8 million, net of income taxes of $2.1 million, or $3.7 million, was included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at December 31, 2016 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
After 1 year through 5 years	$11,096	$11,201	$1,181	$1,202
After 5 years through 10 years	69,787	68,683	—	—
After 10 years	219,637	211,507	11,140	11,738
	300,520	291,391	12,321	12,940
Government-sponsored residential mortgage-backed securities	181,419	179,548	1,717	1,889
Government-sponsored residential collateralized debt obligations	184,185	183,260	—	—
Government-sponsored commercial mortgage-backed securities	26,949	26,530	—	—
Government-sponsored commercial collateralized debt obligations	164,433	162,927	—	—
Asset-backed securities	166,336	166,967	—	—
Total debt securities	$1,023,842	$1,010,623	$14,038	$14,829
At December 31, 2016, the Company had 115 securities, with a fair value of $510.0 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 11 and 13.
For the years ended December 31, 2016, 2015 and 2014, proceeds from the sale of available for sale securities and gross realized gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds from the sale of available for sale securities	$268,162	$280,564	$511,044
Gross realized gains on the sale of available for sale securities	2,880	3,090	2,711
Gross realized losses on the sale of available for sale securities	919	2,151	1,483
As of December 31, 2016, the Company did not have any exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2016 and 2015.
The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2016, the estimated fair value of this portfolio was $229.3 million, with no significant geographic exposure concentrations. Of the total state and political subdivisions of $229.3 million, $96.8 million were representative of general obligation bonds for which $61.1 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$156,000	$(2,236)	$—	$—	$156,000	$(2,236)
Government-sponsored residential collateralized debt obligations	109,468	(1,082)	6,691	(281)	116,159	(1,363)
Government-sponsored commercial mortgage-backed securities	23,808	(442)	—	—	23,808	(442)
Government-sponsored commercial collateralized debt obligations	128,238	(1,802)	—	—	128,238	(1,802)
Asset-backed securities	23,415	(163)	20,326	(825)	43,741	(988)
Corporate debt securities	43,990	(885)	3,335	(1,420)	47,325	(2,305)
Obligations of states and political subdivisions	156,891	(5,620)	41,136	(1,864)	198,027	(7,484)
Total debt securities	641,810	(12,230)	71,488	(4,390)	713,298	(16,620)
Marketable equity securities	19,002	(243)	—	—	19,002	(243)
Total available for sale securities	$660,812	$(12,473)	$71,488	$(4,390)	$732,300	$(16,863)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$—	$—	$1,070	$(35)	$1,070	$(35)
Total held to maturity securities	$—	$—	$1,070	$(35)	$1,070	$(35)

December 31, 2015
Available for sale:
Debt securities:
U.S. Government and government sponsored enterprise obligations	$4,867	$(66)	$4,977	$(17)	$9,844	$(83)
Government-sponsored residential mortgage-backed securities	107,142	(1,183)	7,195	(121)	114,337	(1,304)
Government-sponsored residential collateralized debt obligations	152,278	(1,357)	3,506	(46)	155,784	(1,403)
Government-sponsored commercial mortgage-backed securities	16,207	(200)	—	—	16,207	(200)
Government-sponsored commercial collateralized debt obligations	38,151	(221)	3,496	(50)	41,647	(271)
Asset-backed securities	93,723	(1,233)	49,462	(1,804)	143,185	(3,037)
Corporate debt securities	42,102	(797)	6,720	(1,690)	48,822	(2,487)
Obligations of states and political subdivisions	47,878	(946)	42,685	(717)	90,563	(1,663)
Total debt securities	502,348	(6,003)	118,041	(4,445)	620,389	(10,448)
Marketable equity securities:	18,449	(287)	6,176	(261)	24,625	(548)
Total	$520,797	$(6,290)	$124,217	$(4,706)	$645,014	$(10,996)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$1,104	$(10)	$—	$—	$1,104	$(10)
Total held to maturity securities	$1,104	$(10)	$—	$—	$1,104	$(10)

Of the securities summarized above as of December 31, 2016, 170 issues had unrealized losses equaling 1.9% of the cost basis for less than twelve months and 31 issues had unrealized losses equaling 5.8% of the amortized cost basis for twelve months or more. As of December 31, 2015, 146 issues had unrealized losses for less than twelve months and 96 issues had losses for twelve months or more.
Management believes that no individual unrealized loss as of December 31, 2016 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2016:
Government-sponsored residential mortgage backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, and commercial mortgage obligations. The unrealized losses on the Company’s government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the increase in interest rates and interest rate expectations. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to securities with no geographic concentration. The unrealized loss was due to an upward shift in interest rates and certain parts of the municipal bond credit curve that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
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
Asset-Backed Securities. The unrealized losses on the Company’s asset-backed securities were largely driven a general widening in credit spreads across the yield curve relative to the time of purchase. The majority of these securities have resetting coupons that adjust on quarterly basis and the market spreads on similar securities have increased. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities will suffer from any credit related losses. The Company does not expect these securities to settle at a price less than the par value of the securities.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities with additional attention being given to high risk securities such as the one pooled trust preferred security that the Company owns.

Note 7.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2016 and 2015 is as follows:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(In thousands)
Commercial real estate loans
Owner occupied commercial real estate	$416,718	8.5%	$322,084	7.0%
Investor non-owner occupied commercial real estate	1,705,319	34.8	1,673,248	36.3
Commercial construction	98,794	2.0	129,922	2.8
Total commercial real estate loans	2,220,831	45.3	2,125,254	46.1

Commercial business loans	724,557	14.8	603,332	13.1

Consumer loans
Residential real estate	1,156,227	23.6	1,179,915	25.6
Home equity	536,772	11.0	431,282	9.3
Residential construction	53,934	1.1	41,084	0.9
Other consumer	209,393	4.2	233,064	5.0
Total consumer loans	1,956,326	39.9	1,885,345	40.8

Total loans	4,901,714	100.0%	4,613,931	100.0%
Net deferred loan costs and premiums	11,636		7,018
Allowance for loan losses	(42,798)		(33,887)
Loans - net	$4,870,552		$4,587,062
At December 31, 2016, the Company had pledged $1.22 billion and $194.0 million of eligible loan collateral to support available borrowing capacity at the FHLBB and FRB, respectively. See Note 12.
Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected on acquired performing loans was $29.1 million. Loans acquired and determined to be impaired totaled $18.5 million. Additionally, during the year ended December 31, 2015, the Company purchased three loan portfolios consisting of marine finance consumer loans, home improvement loans and home equity lines of credit and during the year ended December 31, 2016, the Company continued to purchase home equity lines of credit. The outstanding balance of purchased loans serviced by others at December 31, 2016 and 2015 was $208.8 million and $324.3 million, respectively.
The impaired loans are accounted for in accordance with ASC 310-30. At December 31, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $4.5 million and the aggregate outstanding principal balance was $7.1 million.

The following table summarizes the activity in the non-accretable discount for purchased credit impaired loans for the periods presented:

	For the Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$(5,810)	$(7,989)
Acquisitions	—	(3,674)
Accretion	—	223
Paid off	868	2,533
Reclassification to accretable	2,357	3,097
Balance at end of year	$(2,585)	$(5,810)
Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business		Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Balance, beginning of year	$2,174	$12,859	$1,895	$5,827	75	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,704	2,806	15	3,364		1,022	1,096	2,768	662	13,437
Loans charged off	(169)	(1,207)	—	(1,018)		(1,043)	(742)	(1,710)	—	(5,889)
Recoveries of loans previously charged off	56	411	3	557		74	113	149	—	1,363
Balance, end of year	$3,765	$14,869	$1,913	$8,730		$7,854	$2,858	$1,353	$1,456	$42,798
December 31, 2015
Balance, beginning of year	$1,281	$8,137	$1,470	$5,808		$5,998	$1,929	$75	$111	$24,809
Provision for loan losses	1,074	5,217	891	1,693		2,268	887	292	683	13,005
Loans charged off	(181)	(837)	(466)	(2,513)		(744)	(427)	(324)	—	(5,492)
Recoveries of loans previously charged off	—	342	—	839		279	2	103	—	1,565
Balance, end of year	$2,174	$12,859	$1,895	$5,827		$7,801	$2,391	$146	$794	$33,887
December 31, 2014
Balance, beginning of year	$917	$7,371	$829	$3,394		$4,571	$1,825	$29	$247	$19,183
Provision (credit) for loan losses	364	1,516	641	3,723		2,809	441	138	(136)	9,496
Loans charged off	—	(750)	—	(1,406)		(1,557)	(337)	(139)	—	(4,189)
Recoveries of loans previously charged off	—	—	—	97		175	—	47	—	319
Balance, end of year	$1,281	$8,137	$1,470	$5,808		$5,998	$1,929	$75	$111	$24,809

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2016 and 2015 follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$646	$68	$—	$—	$—	$714
Allowance related to loans collectively evaluated and not deemed impaired	3,765	14,869	1,913	7,862	7,786	2,858	1,353	1,456	41,862
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Loans deemed impaired	$3,331	$9,949	$3,325	$7,812	$16,563	$6,910	$2,220	$—	$50,110
Loans not deemed impaired	413,387	1,694,190	149,403	715,436	1,139,664	529,862	205,136	—	4,847,078
Loans acquired with deteriorated credit quality	—	1,180	—	1,309	—	—	2,037	—	4,526
Total loans	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393	$—	$4,901,714

December 31, 2015
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$147	$121	$74	$—	$—	$—	$342
Allowance related to loans collectively evaluated and not deemed impaired	2,174	12,859	1,748	5,531	7,727	2,391	146	794	33,370
Allowance related to loans acquired with deteriorated credit quality	—	—	—	175	—	—	—	—	175
Total allowance for loan losses	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887

Loans deemed impaired	$4,037	$13,923	$4,660	$13,035	$16,036	$4,556	$8	$—	$56,255
Loans not deemed impaired	317,628	1,657,721	166,346	588,982	1,163,879	426,726	230,061	—	4,551,343
Loans acquired with deteriorated credit quality	419	1,604	—	1,315	—	—	2,995	—	6,333
Total loans	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064	$—	$4,613,931

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2016
Owner-occupied CRE	$482	$15	$1,667	$2,164	$—	$2,733
Investor CRE	2,184	697	3,260	6,141	—	4,858
Construction	709	—	1,933	2,642	—	2,138
Commercial business loans	3,289	41	2,373	5,703	38	2,409
Residential real estate	2,826	22	7,863	10,711	308	14,393
Home equity	2,232	722	2,797	5,751	56	5,330
Other consumer	838	379	1,095	2,312	348	2,202
Total	$12,560	$1,876	$20,988	$35,424	$750	$34,063

December 31, 2015
Owner-occupied CRE	$900	$191	$1,505	$2,596	$—	$3,055
Investor CRE	3,154	2,498	4,519	10,171	—	8,565
Construction	214	449	2,135	2,798	—	2,808
Commercial business loans	526	266	2,804	3,596	66	4,244
Residential real estate	8,507	2,112	6,936	17,555	238	14,056
Home equity	2,009	646	1,549	4,204	—	5,066
Other consumer	17	3	8	28	3	8
Total	$15,327	$6,165	$19,456	$40,948	$307	$37,802
At December 31, 2016 and 2015, loans reported as past due 90 days or more and still accruing totaled $750,000 and $307,000, respectively. Loans reported as of 90 days or more and still accruing as of December 31, 2016 represented consumer loans which carry a guarantee by the U.S. Government as well as several residential mortgages which were reported as 90 days delinquent on a non-business processing day at year end. Loans reported as 90 days or more and still accruing as of December 31, 2015 represent Legacy United purchased credit impaired loans for which an accretable fair value interest mark is being recognized and one loan which is fully guaranteed by the U.S. Government.

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$3,331	$4,107		$4,037	$5,370
Investor CRE	9,949	10,601		13,923	15,011
Construction	3,325	5,051		4,442	6,869
Commercial business loans	3,742	4,856		12,634	14,477
Residential real estate	15,312	18,440		14,056	16,876
Home equity	6,910	7,864		5,259	5,953
Other consumer	2,220	2,220		8	11
Total	44,789	53,139		54,359	64,567

Impaired loans with a valuation allowance:
Construction	$—	$—	$—	$218	$218	$147
Commercial business loans	4,070	4,168	646	401	401	121
Residential real estate	1,251	1,267	68	1,277	1,292	74
Total	5,321	5,435	714	1,896	1,911	342
Total impaired loans	$50,110	$58,574	$714	$56,255	$66,478	$342
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans:
Owner-occupied CRE	$3,924	$150	$2,258	$144	$2,711	$235
Investor CRE	11,363	447	16,166	550	9,157	49
Construction	4,087	124	3,784	299	2,646	$81
Commercial business loans	12,167	282	7,835	431	3,087	121
Residential real estate	16,485	715	14,645	579	10,833	439
Home equity	5,856	202	3,568	37	1,888	12
Other consumer	819	1	24	—	110	1
Total	$54,701	$1,921	$48,280	$2,040	$30,432	$938
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
The following table provides detail of TDR balances for the periods presented:

	At December 31, 2016	At December 31, 2015
	(In thousands)
Recorded investment in TDRs:
Accrual status	$16,048	$18,453
Non-accrual status	7,304	5,611
Total recorded investment in TDRs	$23,352	$24,064
Accruing TDRs performing under modified terms more than one year	$10,020	$5,821
Specific reserves for TDRs included in the balance of allowance for loan losses	$714	$223
Additional funds committed to borrowers in TDR status	$3	$513
Loans restructured as TDRs during 2016 and 2015 are set forth in the following table:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Owner-occupied CRE	5	$654	$666	—	$—	$—
Investor CRE	—	—	—	2	791	791
Construction	2	67	67	2	564	564
Commercial business loans	8	3,033	5,006	8	9,180	9,680
Residential real estate	13	1,320	1,329	19	3,019	3,040
Home equity	18	1,572	1,574	19	1,613	1,602
Other consumer	1	132	132	—	—	—
Total TDRs	47	$6,778	$8,774	50	$15,167	$15,677

The following table provides information on how loans were modified as TDRs during the periods indicated:

	For the Year Ended December 31, 2016
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$—	$86	$—	$58
Construction	23	—	44	—	—
Commercial business loans	2,350	—	243	348	92
Residential real estate	87	—	672	561	—
Home equity	—	261	707	604	—
Other consumer	—	—	132	—	—
Total	$2,970	$261	$1,884	$1,513	$150

	For the Year Ended December 31, 2015
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$538	$—	$253	$—	$—
Construction	564	—	—	—	—
Commercial business loans	9,673	—	7	—	—
Residential real estate	—	1,202	521	786	549
Home equity	—	—	1,138	28	418
Other consumer	—	—	—	—	—
Total	$10,775	$1,202	$1,919	$814	$967
Loans restructured as TDRs during 2014 totaled $9.2 million consisting of 46 loans. The majority of the balance was concentrated in construction loans, consisting of fifteen loans, for which the maturity was extended.
TDRs that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2016 and 2015 follows:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$456	5	$769
Home equity	1	151	—	—
Investor CRE	—	—	2	806
Commercial business	2	495	—	—
Total troubled debt restructuring	6	$1,102	7	$1,575
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

Credit Quality Information. The Company utilizes a nine-grade internal loan rating system for residential real estate, owner-occupied commercial real estate, investor non-owner occupied commercial real estate, construction, commercial and other consumer loans as follows:
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
At the time of loan origination, a risk rating based on this nine-point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and other consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for impaired home equity and residential first mortgage lending products. Residential real estate, home equity, and other consumer loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans, construction loans and commercial real estate loans require that our internal credit area further evaluate the risk rating of the individual loan, with the credit area and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm on a quarterly basis and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are fully charged off.

The following table presents the Company’s loans by risk rating at December 31, 2016 and 2015:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
December 31, 2016
Loans rated 1 — 5	$388,389	$1,656,256	$150,411	$698,458	$1,139,662	$531,359	$207,193
Loans rated 6	7,139	18,040	204	7,466	1,267	—	—
Loans rated 7	21,190	31,023	2,113	18,633	15,298	5,413	2,200
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393
December 31, 2015
Loans rated 1 — 5	$298,509	$1,610,582	$156,607	$568,248	$1,162,393	$426,702	$233,054
Loans rated 6	10,074	38,448	10,860	8,382	1,355	24	—
Loans rated 7	13,501	24,218	3,539	26,655	16,167	4,553	10
Loans rated 8	—	—	—	47	—	—	—
Loans rated 9	—	—	—	—	—	3	—
	$322,084	$1,673,248	$171,006	$603,332	$1,179,915	$431,282	$233,064
Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Balance, beginning of year	$2,645	$3,722
Loans related to parties who terminated service during the year	—	(924)
Additional loans and advances	390	875
Repayments	(750)	(1,028)
Balance, end of year	$2,285	$2,645
As of December 31, 2016 and 2015, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.
Loan Servicing
The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $1.05 billion, $863.7 million and $559.1 million as of December 31, 2016, 2015 and 2014, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the years ended December 31, 2016, 2015 and 2014, the Company received servicing fee income in the amount of $1.7 million, $1.3 million and $964,000, respectively, which are included in income from mortgage banking activity in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2016, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 166. At December 31, 2015, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the PSA Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 183.
Mortgage servicing rights (“MSRs”) are included in other assets in the Consolidated Statements of Condition. Changes in the fair value of MSRs are included in income from mortgage banking activities in the Consolidated Statements of Net Income.

The following table summarizes MSRs capitalized along with related fair value adjustments for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$7,074	$4,729	$4,103
Addition of Legacy United mortgage servicing rights	—	—	764
Change in fair value recognized in income	567	(586)	(1,269)
Issuances/additions	2,463	2,931	1,131
Balance at end of year	$10,104	$7,074	$4,729

Note 8.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2016 and 2015 are summarized as follows:

	At December 31,		Estimated Useful Life
	2016	2015
	(In thousands)
Land and improvements	$964	$950	up to 15 years
Buildings	39,809	40,375	10 - 39.5 years
Furniture and equipment	29,310	27,468	3 - 10 years
Leasehold improvements	9,838	8,961	5 - 10 years
Assets under capitalized leases	4,151	4,902	5 - 10 years
	84,072	82,656
Accumulated depreciation and amortization	(32,315)	(27,877)
Premises and equipment, net	$51,757	$54,779
Depreciation and amortization expense was $5.5 million, $5.3 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 9.	OTHER ASSETS
The components of Other Assets at December 31, 2016 and 2015 are summarized below:

	At December 31,
	2016	2015
	(In thousands)
Current tax receivable	$237	$4,770
Partnership investments	31,271	21,441
Mortgage servicing rights	10,104	7,074
Derivative assets	11,734	12,910
Other real estate owned	1,890	755
Other	9,850	12,786
Total other assets	$65,086	$59,736

Note 10.	DEPOSITS
Deposits at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Demand and NOW	$1,206,722	$1,019,161
Regular savings	518,820	508,377
Money markets	1,222,952	1,182,422
Time deposits	1,762,678	1,727,111
Total deposits	$4,711,172	$4,437,071
Time deposits in denominations of $250,000 or more were $474.0 million and $253.7 million as of December 31, 2016 and 2015, respectively.
Contractual maturities of time deposits as of December 31, 2016 are summarized below:

December 31, 2016
(In thousands)
2017	$1,138,996
2018	480,998
2019	36,136
2020	82,276
2021	24,272
$1,762,678
Included in time deposits are brokered deposits which amounted to $215.7 million and $392.0 million at December 31, 2016 and 2015, respectively. Included in money market deposits at December 31, 2016 and 2015 are brokered deposits of $367.4 million and $123.1 million, respectively.

Note 11.	BORROWINGS
Federal Home Loan Bank Advances
Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2016 and 2015 are summarized below:

	December 31, 2016		December 31, 2015
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2016	$—	—%	$637,580	0.60%
2017	803,000	0.94	151,000	1.76
2018	139,792	1.48	120,795	1.54
2019	20,000	1.45	20,000	1.63
2020	33,000	0.86	11,458	0.47
2021	30,000	0.59	—	—
Thereafter	19,182	0.89	4,672	2.35
	$1,044,974	0.99%	$945,505	0.93%
The total carrying value of advances from the FHLBB at December 31, 2016 was $1.05 billion, which includes a remaining fair value adjustment of $1.7 million on advances acquired in the Merger. At December 31, 2015, the carrying value of FHLBB advances was $949.0 million, which includes a remaining fair value adjustment of $3.5 million on advances acquired in the Merger. At December 31, 2016, eight advances totaling $93.0 million with interest rates ranging from 0.39% to 4.49%, which are scheduled to mature between 2017 and 2031, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.41 billion and $1.26 billion at December 31, 2016 and 2015, respectively.
In addition to the outstanding advances, the Company also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2016 and 2015. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2016, the Company could borrow immediately an additional $277.4 million from the FHLBB, inclusive of the line of credit.
The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. At December 31, 2016, the Company had $53.5 million in FHLBB capital stock.
Repurchase Agreements

The following table presents the Company’s outstanding borrowings under repurchase agreements as of December 31, 2016 and December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(Dollars in thousands)
December 31, 2016
Repurchase Agreements
U.S. Treasury and agency securities	$18,897	$—	$20,000	$—	$38,897

December 31, 2015
Repurchase Agreements
U.S. Treasury and agency securities	$19,278	$25,000	$20,000	$—	$64,278
As of December 31, 2016 and 2015, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million and $45.0 million, respectively. The outstanding advances at December 31, 2016 consisted of two individual borrowings with remaining terms of 3 years or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2015 had a weighted average cost of 1.51%.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury and Agency securities. As of December 31, 2016, retail repurchase agreements totaled $18.9 million. The Company had $19.3 million of retail repurchase agreements at December 31, 2015.
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company has used the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The carrying value, net of issuance costs, totaled $74.0 million and $73.9 million at December 31, 2016 and 2015, respectively.
The Company assumed junior subordinated debt as a result of the Merger in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.0 million and $2.1 million at December 31, 2016 and 2015, respectively. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2016 was 2.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

Other Borrowings
The Company acquired secured borrowings totaling $2.8 million in the Merger. These borrowings related to two transfers of financial assets that did not meet the definition of a participating interest and did not meet sale accounting criteria; therefore, they are accounted for as secured borrowings and classified as long-term debt on the Consolidated Statements of Condition. Both of the financial assets paid off during the year ended December 31, 2016. The balance outstanding amounted to $1.7 million at December 31, 2015.
The Company has capital lease obligations for three of its leased banking branches, which were acquired in the Merger. At December 31, 2016, the balance of capital lease obligations totaled $4.3 million. See Note 8 in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $367.4 million at a cost of 0.58% at December 31, 2016 and $123.1 million at a cost of 0.45% at December 31, 2015. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at December 31, 2016.

Note 12.	INCOME TAXES
The components of the income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(In thousands)
Current tax provision (benefit):
Federal	$6,262	$1,302	$(13,905)
State	2,202	1,345	311
Total current	8,464	2,647	(13,594)
Deferred tax provision (benefit):
Federal	(3,698)	3,275	7,482
State	(654)	307	(121)
Total deferred	(4,352)	3,582	7,361
Total income tax expense (benefit)	$4,112	$6,229	$(6,233)

For the years ended December 31, 2016, 2015 and 2014, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Provision for income tax at statutory rate	$18,820	$19,554	$192
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,006	1,074	124
Increase in cash surrender value of bank-owned life insurance	(1,188)	(1,266)	(1,065)
Dividend received deduction	(544)	(471)	(276)
Tax exempt interest and disallowed interest expense	(3,726)	(3,826)	(1,740)
Employee Stock Ownership Plan	28	25	153
Nondeductible acquisition costs	—	—	440
Excess parachute payments	—	442	1,615
Investment tax credits	(10,541)	(8,649)	(5,596)
Other, net	257	(654)	(80)
Total provision (benefit) for income taxes	$4,112	$6,229	$(6,233)

Effective income tax rate (benefit)	7.6%	11.1%	(1,135.3)%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Loans	$17,980	$14,558
Investment security losses	97	150
Net unrealized losses on securities available for sale	4,816	2,107
Net unrealized losses on interest rate swaps	1,254	1,603
Pension, deferred compensation and post-retirement liabilities	3,010	2,723
Stock incentive award plan	1,939	2,044
Deposits - purchase accounting adjustment	369	891
Accrued expenses	8,799	8,043
Tax attributes	7,938	3,539
Other	—	3,166
Gross deferred tax assets	46,202	38,824
Valuation allowance	(2,594)	(2,706)
Gross deferred tax assets, net of valuation allowance	43,608	36,118

Deferred tax liabilities:
Other purchase accounting adjustments	(2,542)	(3,024)
Other	(1,104)	—
Gross deferred tax liabilities	(3,646)	(3,024)
Net deferred tax asset	$39,962	$33,094
The Company assesses the realizability of our deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Based upon the level of available historical taxable income, the opportunity for the net operating loss carrybacks, and projections for the Company’s future taxable income over the periods which the Company’s deferred tax assets are realizable, the Company believes it is more likely than not that it will realize the full federal benefit of these deductible differences at December 31, 2016 and 2015.
Net operating losses may be carried back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and Connecticut state income tax purposes, subject to certain limitations. At December 31, 2016, the Company had net operating loss carryforwards of $1.5 million for Federal income tax purposes, which will begin to expire in 2023. These losses, subject to an annual limitation, were obtained through the acquisition of Legacy United Bank. As of December 31, 2016 and 2015, the Company had a valuation allowance of $2.6 million and $2.7 million, respectively, against its state deferred tax asset absent net operating loss carryforwards, in connection with the creation of a Connecticut Passive Investment Company pursuant to legislation enacted in 1998. As of December 31, 2016 and 2015, the Company had $186.2 million and $174.3 million, respectively, in Connecticut net operating loss carryforwards that will begin to expire in 2023 and for which a 100% valuation allowance has been established. Under the Passive Investment Company legislation, Connecticut Passive Investment Companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. The change in the valuation allowance was recognized through the effective tax rate.
For the year ended December 31, 2016, the Company generated tax credits of $12.5 million as compared to approximately $10.1 million in Federal and State tax credits in 2015. The credit benefit is recognized through the effective tax rate in the year in which they become available.
Retained earnings at December 31, 2016 includes a contingency reserve for loan losses of approximately $3.8 million, which represents the tax positions that existed at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.4 million at December 31, 2016 have not been recognized.
As of December 31, 2016 and 2015, there were $497,000 and $375,000, respectively, recorded in uncertain tax benefit positions related to federal and state income tax matters based upon tax positions that related to the current year, respectively. Prior to 2014, there were no material uncertain tax positions related to income tax matters. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016, 2015 and 2014. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 and after.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2016 and 2015 is as follows:

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Net
			Received		Paid
	(In thousands)	(In years)					(In thousands)
December 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.36	TBD	(1)	2.43%		$(483)
Interest rate swaps	240,000	3.24	0.91%		1.74%		(2,719)
Fair value hedges:
Interest rate swaps	35,000	0.72	1.04%		0.82%	(2)	1
Non-hedging derivatives:
Forward loan sale commitments	61,991	0.00					153
Derivative loan commitments	30,239	0.00					421
Interest rate swap	7,500	9.54					(660)
Loan level swaps - dealer (3)	468,417	7.75	2.42%		3.84%		(4,888)
Loan level swaps - borrowers (3)	468,417	7.75	3.84%		2.42%		4,869
Total	$1,411,564						$(3,306)
December 31, 2015
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$150,000	7.99	TBD	(1)	2.46%		$(2,072)
Interest rate swaps	280,000	2.65	0.46%		1.28%		(2,020)
Fair value hedges:
Interest rate swaps	35,000	1.72	1.04%		0.48%	(2)	24
Non-hedging derivatives:
Forward loan sale commitments	25,060	0.00					(13)
Derivative loan commitments	9,403	0.00					223
Loan level swaps - dealer (3)	333,981	9.05	1.94%		3.93%		(12,059)
Loan level swaps - borrowers (3)	333,981	9.05	3.93%		1.94%		12,152
Total	$1,167,425						$(3,765)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedges is October 16, 2017.

(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of December 31, 2016 and 2015, respectively.

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
As of December 31, 2016, the Company had nine outstanding interest rate swaps with a notional value of $340.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2016 and 2015, amounts recognized as interest expense related to hedge ineffectiveness were negligible. The net reduction of interest income was negligible for the years ended December 31, 2016 and 2015.
As of December 31, 2016, the Company had three outstanding interest rate swaps with a notional of $35.0 million that were designated as fair value hedges of interest rate risk.
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
As of December 31, 2016, the Company had sixty-eight borrower-facing interest rate swaps with an aggregate notional amount of $468.4 million and sixty-eight broker-facing interest rate swaps also with an aggregate notional value amount of $468.4 million related to this program.
As of December 31, 2016, the Company had five risk participation agreements with three counterparties related to a loan level interest rate swap with five of its commercial banking customers. Of these agreements, four were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. At December 31, 2016, the notional amount of the these risk participation agreements was $26.4 million, reflecting the counterparty participation level of 39.2%. During the third quarter of 2015, an additional agreement was entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At December 31, 2016, the notional amount of this risk participation agreement was $6.1 million, reflecting the counterparty participation of 33.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition.
Mortgage Servicing Rights Interest Rate Swap
As of December 31, 2016, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the income statement.

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
With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the market improves (rates decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely if the market declines (rates worsen) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices. The Company expects that these forward loan sale commitments, TBA and mandatory, will experience changes in fair value opposite to the change in fair value of derivative loan commitments.
With best effort cash contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these best efforts forward loan sale commitments will experience a net neutral shift in fair value with related derivative loan commitments.
Fair Values of Derivative Instruments on the Company’s Consolidated Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2016 and 2015:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2016	Dec 31, 2015	Balance Sheet Location	Dec 31, 2016	Dec 31, 2015
		(In thousands)			(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedges	Other Assets	$246	$478	Other Liabilities	$3,448	$4,570
Interest rate swap - fair value hedges	Other Assets	18	50	Other Liabilities	17	26
Total derivatives designated as hedging instruments		$264	$528		$3,465	$4,596

Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$204	$7	Other Liabilities	$51	$20
Derivative loan commitments	Other Assets	421	223		—	—
Interest rate swap		—	—	Other Liabilities	660	—
Interest rate swap - with customers	Other Assets	7,864	12,152	Other Liabilities	2,995	—
Interest rate swap - with counterparties	Other Assets	2,981	—	Other Liabilities	7,869	12,059
Total derivatives not designated as hedging		$11,470	$12,382		$11,575	$12,079

Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest Rate Swaps	$(1,472)	$(3,108)	$(8,385)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Loss Reclassified from AOCI into Income (Effective Portion) For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest Rate Swaps	$(2,362)	$(12)	$—

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Years Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss) Recognized in Income
		2016	2015	2014
		(In thousands)
Interest Rate Swaps	Interest income	$(23)	$106	$101

		Amount of Gain (Loss) Recognized in Income on Hedged Items For the Years Ended December 31,
		2016	2015	2014
		(In thousands)
Interest Rate Swaps	Interest income	$25	$(106)	$(101)
The table below presents the effect of derivative instruments in the Company’s Consolidated Statements of Net Income for derivatives not designated as hedging instruments for the years ended December 31, 2016, 2015 and 2014:

	Amount of Gain (Loss) Recognized for the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$198	$10	$193
Forward loan sale commitments	166	(1)	(33)
Interest rate swaps	(772)	231	(70)
Interest rate swap - risk participation agreement	—	—	(1)
	$(408)	$240	$89
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness or fails to maintain a well-capitalized rating, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. As of December 31, 2016, there was $740,000 collateral posted by the counterparties to the Company related to these agreements. As of December 31, 2015, there was no collateral posted by the counterparties to the Company related to these agreements.

As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.2 million. As of December 31, 2016, the Company has minimum collateral posting thresholds with four of its derivative counterparties and has posted collateral with a market value of $9.0 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
As of December 31, 2016 and 2015, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $2.8 million and $2.1 million, respectively.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $61.9 million and $9.8 million at December 31, 2016 and 2015, respectively. The aggregate fair value of these loans as of the same dates was $62.5 million and $10.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at December 31, 2016 and 2015.
Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Mortgage loans held for sale	$(192)	$(50)	$195

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2016 and 2015.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Available for Sale Securities:
Government-sponsored residential mortgage-backed securities	$179,548	$—	$179,548	$—
Government-sponsored residential collateralized debt obligations	183,260	—	183,260	—
Government-sponsored commercial mortgage-backed securities	26,530	—	26,530	—
Government-sponsored commercial collateralized debt obligations	162,927	—	162,927	—
Asset-backed securities	166,967	—	13,087	153,880
Corporate debt securities	75,015	—	73,423	1,592
Obligations of states and political subdivisions	216,376	—	216,376	—
Marketable equity securities	32,788	375	32,413	—
Total available for sale securities	$1,043,411	$375	$887,564	$155,472
Mortgage loan derivative assets	$625	$—	$625	$—
Mortgage loan derivative liabilities	51	—	51	—
Loans held for sale	62,517	—	62,517	—
Mortgage servicing rights	10,104	—	—	10,104
Interest rate swap assets	11,109	—	11,109	—
Interest rate swap liabilities	14,989	—	14,989	—

December 31, 2015
Available for Sale Securities:
U.S. Government and government-sponsored enterprise obligations	$10,089	$—	$10,089	$—
Government-sponsored residential mortgage-backed securities	145,861	—	145,861	—
Government-sponsored residential collateralized debt obligations	286,967	—	286,967	—
Government-sponsored commercial mortgage-backed securities	20,965	—	20,965	—
Government-sponsored commercial collateralized debt obligations	128,972	—	128,972	—
Asset-backed securities	159,901	—	15,388	144,513
Corporate debt securities	59,960	—	58,403	1,557
Obligations of states and political subdivisions	201,115	—	201,115	—
Marketable equity securities	45,339	3,227	42,112	—
Total available for sale securities	$1,059,169	$3,227	$909,872	$146,070
Mortgage loan derivative assets	$230	$—	$230	$—
Mortgage loan derivative liabilities	20	—	20	—
Loans held for sale	10,136	—	10,136	—
Mortgage servicing rights	7,074	—	—	7,074
Interest rate swap assets	12,680	—	12,680	—
Interest rate swap liabilities	16,655	—	16,655	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	For the Years Ended December 31,
	2016	2015
	(In thousands)
Balance of available for sale securities, at beginning of period	$146,070	$137,207
Purchases	6,857	10,794
Principal payments and net accretion	(1,030)	(1,392)
Total realized losses on sales included in income	(143)	—
Total unrealized gains (losses) included in other comprehensive income	3,718	(539)
Balance at end of period	$155,472	$146,070

Balance of mortgage servicing rights at beginning of period	$7,074	$4,729
Issuances	2,463	2,931
Change in fair value recognized in income	567	(586)
Balance at end of period	$10,104	$7,074
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

Derivatives: Derivative instruments related to commitments for loans to be sold are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the loan commitments to the borrowers and the forward loan sale commitments to investors are derivatives pursuant to the requirements of FASB ASC 815-10; however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at December 31, 2016:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$153,880	Discounted Cash Flow	Discount Rates	2.9% - 4.5% (4.5%)
			Cumulative Default %	5.6% - 8.0% (8.0%)
			Loss Given Default	1.7% - 2.5% (2.5%)

Corporate debt - pooled trust	$1,592	Discounted Cash Flow	Discount Rate	7.3% (7.3%)
preferred security			Cumulative Default %	2.8% - 41.6% (12.7%)
			Loss Given Default	85% - 100% (93.8%)

Mortgage servicing rights	$10,104	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($61.30)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2016 and 2015 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Impaired loans	$5,100	$—	$—	$5,100
Other real estate owned	1,890	—	—	1,890
Total	$6,990	$—	$—	$6,990

December 31, 2015
Impaired loans	$2,096	$—	$—	$2,096
Other real estate owned	755	—	—	755
Total	$2,851	$—	$—	$2,851
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
Losses on assets recorded at fair value at year-end on a non-recurring basis are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Impaired loans	$(541)	$(274)	$(1,865)
Other real estate owned	(126)	(118)	(213)
Total	$(667)	$(392)	$(2,078)
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
Loans Receivable - net: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate credit and prepayment risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-performing loans is estimated using the Company’s prior credit experience.
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

As of December 31, 2016 and 2015, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$90,944	$90,944	$—	$—	$90,944
Available for sale securities	1,043,411	375	887,564	155,472	1,043,411
Held to maturity securities	14,038	—	14,829	—	14,829
Loans held for sale	62,517	—	62,517	—	62,517
Loans receivable-net	4,870,552	—	—	4,895,638	4,895,638
FHLBB stock	53,476	—	—	53,476	53,476
Accrued interest receivable	18,771	—	—	18,771	18,771
Derivative assets	11,734	—	11,734	—	11,734
Mortgage servicing rights	10,104	—	—	10,104	10,104
Financial liabilities:
Deposits	4,711,172	—	—	4,711,774	4,711,774
Mortgagors’ and investors’ escrow accounts	13,354	—	—	13,354	13,354
FHLBB advances and other borrowings	1,169,619	—	1,167,066	—	1,167,066
Derivative liabilities	15,040	—	15,040	—	15,040

December 31, 2015
Financial assets:
Cash and cash equivalents	$95,176	$95,176	$—	$—	$95,176
Available for sale securities	1,059,169	3,227	909,872	146,070	1,059,169
Held to maturity securities	14,565	—	15,683	—	15,683
Loans held for sale	10,136	—	10,136	—	10,136
Loans receivable-net	4,587,062	—	—	4,629,243	4,629,243
FHLBB stock	51,196	—	—	51,196	51,196
Accrued interest receivable	15,740	—	—	15,740	15,740
Derivative assets	12,910	—	12,910	—	12,910
Mortgage servicing rights	7,074	—	—	7,074	7,074
Financial liabilities:
Deposits	4,437,071	—	—	4,436,456	4,436,456
Mortgagors’ and investors’ escrow accounts	13,526	—	—	13,526	13,526
FHLBB advances and other borrowings	1,099,020	—	1,096,452	—	1,096,452
Derivative liabilities	16,675	—	16,675	—	16,675
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
The Company maintains and operates the Rockville Financial, Inc. 2012 Stock Incentive Award Plan (the “2012 Plan”) as approved by the Company’s Board and stockholders. The 2012 Plan allowed the Company to use stock options, stock awards, stock appreciation rights and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company.
In connection with a merger, the Company assumed the following share-based compensation plans: (a) United Financial Bancorp, Inc. 2006 Stock-Based Incentive Plan, (b) United Financial Bancorp, Inc. 2008 Equity Incentive Plan, (c) CNB Financial Corp. 2008 Equity Incentive Plan, and (d) CNB Amended and Restated Stock Option Plan collectively referred to as “the Legacy United Stock Plans.”
On October 29, 2015, a special meeting of shareholders was held and the shareholders approved the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. The 2015 Plan became effective as of the date of approval by the Company’s shareholders, and upon shareholder approval no other awards may be granted from the previously approved or assumed plans. As of December 31, 2016, 2,916,059 shares remained available for future grants under the 2015 Plan.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $2.3 million with a related tax benefit recorded of $797,000 for the year ended December 31, 2016. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $425,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.8 million.
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

Stock Options:
The following table presents the activity related to the Company’s stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the year ended December 31, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,649,735	$10.88
Granted	—	—
Exercised	(680,677)	9.79		2.7
Forfeited, expired, or canceled	(32,605)	13.68
Outstanding at December 31, 2016	1,936,453	$11.21	5.2	$13.5
Stock options vested and exercisable at December 31, 2016	1,840,286	$11.08	5.1	$8.6
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
As of December 31, 2016, the unrecognized cost related to outstanding stock options was $105,000 and will be recognized over a weighted-average period of 1.3 years.
The Company used the Black-Scholes option pricing model for estimating the fair value of stock options granted. There were no stock options granted in 2016 or 2015.
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock.
The following table presents the activity for unvested restricted stock for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	326,013	$13.20
Granted	215,814	15.61
Vested	(98,207)	13.47
Forfeited	(4,814)	13.58
Unvested as of December 31, 2016	438,806	$14.53
The fair value of restricted shares that vested during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $780,000, and $3.0 million, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $15.61, $13.08 and $13.64, respectively.
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
As of December 31, 2016, there was $5.1 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.
Of the remaining unvested restricted stock, 168,985 shares will vest in 2017, 158,346 shares will vest in 2018, 101,319 shares will vest in 2019, 5,078 shares will vest in 2020, and 5,078 will vest in 2021. All unvested restricted stock shares are expected to vest.
Employee Stock Ownership Plan:
In connection with the reorganization and stock offering completed in 2005, the Company established an ESOP for eligible employees of the Company, and authorized the Company to lend funds to the ESOP to purchase 699,659 or 3.6% of the shares issued in the initial public offering. Upon completion of the 2005 reorganization, the ESOP borrowed $4.4 million from the Company to purchase 437,287 shares of common stock. Additional shares of 59,300 and 203,072 were subsequently purchased by the ESOP in the open market at a total cost of $817,000 and $2.7 million in 2006 and 2005, respectively, with additional funds borrowed from the Company. The interest rate for the original ESOP loan was the prime rate plus one percent, or 4.25% as of December 31, 2014. As the loan was repaid to the Company, shares were released from collateral and allocated to the accounts of the participants. There is no outstanding balance as the loan was paid in full on December 31, 2014.
As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 4.75% as of December 31, 2016. As of December 31, 2016, the outstanding balance for the loan was $6.2 million, with a remaining term of 24 years. Principal payments of $863,000 have been made on the loan since inception. Dividends paid in 2016 totaling $274,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
The total ESOP expense was $308,000, $299,000 and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were 136,879 allocated and 547,516 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $9.9 million.
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

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plan and post-retirement benefit plans for the years ended December 31, 2016, 2015 and 2014:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands )
Change in Benefit Obligation:
Benefit obligation at beginning of year	$27,115	$30,571	$24,224	$929	$1,368	$1,191	$1,841	$2,218	$1,926
Service cost	—	60	75	22	24	25	13	23	19
Interest cost	1,186	1,162	1,145	39	40	54	76	80	85
Plan participants’ contributions	—	—	—	—	—	—	27	28	26
Actuarial loss (gain)	1,088	(3,821)	6,460	37	(79)	166	180	(413)	271
Benefits paid and administration expenses	(914)	(857)	(1,333)	(27)	(31)	(484)	(96)	(95)	(109)
Curtailments, settlements, special termination benefits	—	—	—	—	(393)	416	—	—	—
Benefit obligation at end of year	$28,475	$27,115	$30,571	$1,000	$929	$1,368	$2,041	$1,841	$2,218
Change in Plan Assets:
Fair value of plan assets at beginning of year	$25,240	$26,519	$26,258	$—	$—	$—	$—	$—	$—
Actual return (loss) on plan assets	1,571	(422)	1,594	—	—	—	—	—	—
Employer contributions	528	—	—	27	424	484	69	67	83
Plan participants’ contributions	—	—	—	—	—	—	27	28	26
Benefits paid and administration expenses	(914)	(857)	(1,333)	(27)	(31)	(484)	(96)	(95)	(109)
Settlements	—	—	—	—	(393)	—	—	—	—
Fair value of plan assets at end of year	$26,425	$25,240	$26,519	$—	$—	$—	$—	$—	$—
Funded Status:
Underfunded status at end of year	$(2,050)	$(1,875)	$(4,052)	$(1,000)	$(929)	$(1,368)	$(2,041)	$(1,841)	$(2,218)
Amounts Recognized in the Consolidated Statements of Condition
Accrued expenses and other liabilities	$(2,050)	$(1,875)	$(4,052)	$(1,000)	$(929)	$(1,368)	$(2,041)	$(1,841)	$(2,218)

The components of accumulated other comprehensive loss related to pensions and other post-retirement benefits and related tax effects at December 31, 2016, 2015 and 2014 are summarized below:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands )
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$—	$—	$—	$78	$85	$92	$—	$—	$—
Net loss (gain)	7,696	7,050	9,362	117	79	202	45	(134)	297
Total accumulated other comprehensive loss (income)	7,696	7,050	9,362	195	164	294	45	(134)	297
Deferred tax (asset) liability	(2,773)	(2,540)	(3,278)	(70)	(59)	(69)	(16)	48	(97)
Net impact on accumulated other comprehensive loss	$4,923	$4,510	$6,084	$125	$105	$225	$29	$(86)	$200
The following table sets forth the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss) for the retirement plans for the years ended December 31, 2016, 2015 and 2014:

	Qualified Pension Plan			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$60	$75	$22	$24	$25	$13	$23	$19
Interest cost	1,186	1,162	1,145	39	40	54	76	80	85
Expected return on plan assets	(1,624)	(1,824)	(1,595)	—	—	—	—	—	—
Amortization of net actuarial losses (gains)	495	738	(277)	—	3	2	—	18	(10)
Amortization of prior service cost	—	—	—	7	7	12	—	—	—
Settlement charge	—	—	—	—	39	651	—	—	—
Net periodic benefit cost (income)	57	136	(652)	68	113	744	89	121	94

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	1,140	(1,574)	6,460	37	(80)	100	180	(413)	271
Change in prior service credit	—	—	—	—	—	(168)	—	—	—
Amortization of net (loss) gain	(495)	(738)	277	—	(3)	(2)	—	(18)	10
Amortization of prior service cost	—	—	—	(7)	(7)	(12)	—	—	—
Loss recognized due to settlement	—	—	—	—	(39)	—	—	—	—
Total recognized in other comprehensive income (loss)	645	(2,312)	6,737	30	(129)	(82)	180	(431)	281
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$702	$(2,176)	$6,085	$98	$(16)	$662	$269	$(310)	$375
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2017 are $570,000, $8,000 and $0 for the qualified pension plan, supplemental executive retirement plan and other post-retirement benefits plan, respectively.

Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.15%	4.45%	4.00%	4.30%	4.00%	4.25%
Expected return on plan assets	6.50%	7.00%	—%	—%	—%	—%
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31, follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.45%	3.85%	4.80%	4.30%	3.70%	4.70%	4.25%	3.70%	4.55%
Expected return on plan assets	7.00%	7.00%	7.25%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.0 million and $1.8 million as of December 31, 2016 and 2015, respectively.
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
Assumed Healthcare Trend Rates
The Company’s accumulated other post-retirement benefit obligations take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 7% at December 31, 2016. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$2,272	$1,848
Effect on total service and interest	115	90

Plan Assets
The fair value of major categories of pension plan assets as of December 31, 2016 and 2015 are as follows:

	Total Fair Value	Percent
	(In thousands)
December 31, 2016
Fixed income funds	$10,255	39%
Domestic equity funds	8,124	31
International equity funds	5,125	19
Hedge funds	2,710	10
Money market funds	211	1
Total	$26,425	100%

December 31, 2015
Fixed income funds	$10,135	40%
Domestic equity funds	7,557	30
International equity funds	4,572	18
Hedge funds	2,697	11
Money market funds	279	1
Total	$25,240	100%
All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2016 targeted allocation for fixed income, domestic equity securities, international equity securities, and hedge funds was 40%, 30%, 20% and 10%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
There were $528,000 in contributions to the Qualified Pension Plan in 2016 and no contributions during 2015. The Company expects to make $200,000 in contributions to the Qualified Pension Plan in 2017.

Estimated Future Benefit Payments
The benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Qualified Pension Plan	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
	(In thousands)
Years Ending December 31,
2017	$970	$28	$100
2018	1,070	41	100
2019	1,180	41	110
2020	1,310	41	120
2021	1,360	41	120
Years 2022-2026	7,280	295	600
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
The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2016 and 2015 was 114.8% and 114.4%, respectively, per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2016.
The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A $50,000 contribution, recorded as pension expense, was made in 2016 and 2015, and a $50,000 contribution was accrued in 2014 and paid in 2015. The Company will make the future required contributions and incur applicable pension expense going forward.
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
The Company recorded expenses of $1.7 million, $2.1 million, and $515,000 related to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 17.	REGULATORY MATTERS

Minimum regulatory capital requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Federal banking regulators include minimum capital ratios as displayed in the following table of common equity. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016, with an initial phase-in of 0.625%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company capital levels will remain characterized as “well capitalized” throughout the phase in periods.
As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank:
December 31, 2016
Total capital to risk weighted assets	$619,020	12.1%	$409,269	8.0%	$511,587	10.0%
Common equity tier 1 capital to risk weighted assets	574,632	11.2	230,879	4.5	333,492	6.5
Tier 1 capital to risk weighted assets	574,632	11.2	307,839	6.0	410,451	8.0
Tier 1 capital to total average assets	574,632	9.0	255,392	4.0	319,240	5.0

December 31, 2015
Total capital to risk weighted assets	$558,969	11.2%	$398,552	8.0%	$498,190	10.0%
Common equity tier 1 capital to risk weighted assets	523,786	10.5	224,266	4.5	323,940	6.5
Tier 1 capital to risk weighted assets	523,786	10.5	299,022	6.0	398,695	8.0
Tier 1 capital to total average assets	523,786	8.9	234,882	4.0	293,602	5.0

United Financial Bancorp, Inc.:
December 31, 2016
Total capital to risk weighted assets	$668,816	13.0%	$411,579	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	549,428	10.7	231,068	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	549,428	10.7	308,090	6.0	N/A	N/A
Tier 1 capital to total average assets	549,428	8.6	255,548	4.0	N/A	N/A

December 31, 2015
Total capital to risk weighted assets	$628,915	12.5%	$401,542	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	518,732	10.3	225,972	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	518,732	10.3	301,296	6.0	N/A	N/A
Tier 1 capital to total average assets	518,732	8.9	233,926	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2016, $79.8 million was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31,
	2016	2015
	(In thousands)
Total consolidated equity	$655,866	$625,521
Adjustments:
Additional Bank-only equity	26,119	5,054
Accumulated other comprehensive loss	15,353	10,879
Disallowed goodwill and other intangible assets	(117,161)	(116,816)
Disallowed deferred tax assets	(3,327)	(852)
Other	(2,218)	—
Tier 1 capital	574,632	523,786
Allowance for loan losses and off-balance sheet credit losses	44,327	35,124
Unrealized gains on available-for-sale securities includible in total risk-based capital	61	59
Total risk-based capital	$619,020	$558,969

Note 18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,936)	$(7,080)
Tax effect	2,859	2,551
Net-of-tax amount	(5,077)	(4,529)
Securities available for sale:
Net unrealized loss	(12,845)	(5,821)
Tax effect	4,617	2,088
Net-of-tax amount	(8,228)	(3,733)
Interest rate swaps:
Net unrealized loss	(3,202)	(4,092)
Tax effect	1,154	1,475
Net-of-tax amount	(2,048)	(2,617)
	$(15,353)	$(10,879)

Note 19.	NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(In thousands, except share data)	2016	2015	2014
Net income	$49,661	$49,640	$6,782
Adjusted weighted-average common shares outstanding	50,290,934	49,495,381	43,491,441
Less: average number of unvested ESOP award shares	559,785	582,574	662,347
Weighted-average basic shares outstanding	49,731,149	48,912,807	42,829,094
Dilutive effect of stock options	357,881	472,759	440,423
Weighted-average diluted shares	50,089,030	49,385,566	43,269,517
Net income per share:
Basic	$1.00	$1.01	$0.16
Diluted	$0.99	$1.00	$0.16
For the years ended December 31, 2016, 2015 and 2014, respectively, 258,000, 638,000, and 328,000 options were anti-dilutive and therefore excluded from the earnings per share calculation.

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
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2016:

(In thousands)
2017	$5,134
2018	4,883
2019	4,738
2020	4,336
2021	4,007
Thereafter	17,099
$40,197
Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $4.6 million, $5.1 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rents receivable under the non-cancelable leases are as follows as of December 31, 2016:

(In thousands)
2017	$505
2018	429
2019	411
$1,345

Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $553,000, $490,000 and $407,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Legal Matters:    The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of December 31, 2016.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$197,070	$219,407
Undisbursed construction loans	90,149	103,140
Undisbursed home equity lines of credit	364,421	320,140
Undisbursed commercial lines of credit	382,018	302,700
Standby letters of credit	13,588	9,477
Unused credit card lines	12,327	6,725
Unused checking overdraft lines of credit	1,465	1,293
Total	$1,061,038	$962,882
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $31.3 million at December 31, 2016 and is included in other assets in the Consolidated Statement of Condition. At December 31, 2016, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $4.5 million, which constitutes our maximum potential obligation to these partnerships.

Note 21.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)
The Company’s quarterly results of operations were as follows:

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$53,621	$53,336	$51,621	$53,574	$49,714	$49,625	$48,711	$48,295
Interest expense	10,449	10,307	10,125	10,172	9,021	7,982	7,808	6,952
Net interest income	43,172	43,029	41,496	43,402	40,693	41,643	40,903	41,343
Provision for loan losses	3,359	3,766	3,624	2,688	3,780	3,252	4,462	1,511
Net interest income after provision for loan losses	39,813	39,263	37,872	40,714	36,913	38,391	36,441	39,832
Non-interest income	8,936	7,889	6,532	6,727	8,463	7,818	9,371	6,835
Other non-interest expense	33,293	32,236	34,681	33,763	35,305	31,876	30,357	30,657
Income before income taxes	15,456	14,916	9,723	13,678	10,071	14,333	15,455	16,010
Provision for income taxes	906	757	665	1,784	169	952	2,123	2,985
Net income	$14,550	$14,159	$9,058	$11,894	$9,902	$13,381	$13,332	$13,025

Earnings per share:
Basic	$0.29	$0.28	$0.18	$0.24	$0.20	$0.27	$0.27	$0.27
Diluted	$0.29	$0.28	$0.18	$0.24	$0.20	$0.27	$0.27	$0.26
Stock Price (per share):
High	$18.49	$14.16	$13.51	$12.81	$14.16	$13.87	$13.91	$14.47
Low	$13.51	$12.64	$12.16	$10.28	$12.45	$12.14	$12.25	$12.00

The second quarter of 2016 was significantly impact by the Company’s announced reorganization plan which included $1.4 million of severance costs. The fourth quarter of 2015 was significantly impacted by $1.6 million of merger related expenses.

Note 22.	PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s Condensed Statements of Condition as of December 31, 2016 and 2015 and Condensed Statements of Net Income and Cash Flows for the years ended December 31, 2016, 2015 and 2014 which should be read in conjunction with the Consolidated Financial Statements and related notes:
Condensed Statements of Condition

	At December 31,
	2016	2015
	(In thousands)
Assets:
Cash and due from banks	$16,567	$28,825
Investment in United Bank	681,985	630,575
Due from United Bank	11,405	9,374
Other assets	27,308	37,938
Total Assets	$737,265	$706,712
Liabilities and Stockholders’ Equity:
Subordinated debentures	$79,716	$79,489
Accrued expenses and other liabilities	1,683	1,702
Stockholders’ equity	655,866	625,521
Total Liabilities and Stockholders’ Equity	$737,265	$706,712
Condensed Statements of Net Income

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Dividend income from United Bank	$—	$30,913	$13,310
Other interest and dividend income	159	103	35
Interest expense on subordinated debentures	(4,738)	(4,682)	(1,353)
Net interest income (expense)	(4,579)	26,334	11,992
Non-interest income	—	434	73
General and administrative expense	4,982	4,714	7,257
Income (loss) before tax benefit and equity in undistributed net income (loss) of United Bank	(9,561)	22,054	4,808
Income tax benefit	3,338	3,094	2,566
Income (loss) before equity in undistributed net income of United Bank	(6,223)	25,148	7,374
Equity in undistributed net income (loss) of United Bank	55,884	24,492	(592)
Net income	$49,661	$49,640	$6,782

Condensed Statements of Cash Flows

	For the Years ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$49,661	$49,640	$6,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of purchase accounting marks, net	100	75	41
Amortization of subordinated debt issuance costs, net	127	127	34
Share-based compensation expense	2,252	1,076	3,957
ESOP expense	308	299	1,727
Undistributed income of United Bank	(55,884)	(24,492)	592
Deferred tax provision	4,237	188	959
Tax provision (benefit) of stock-based awards	(486)	317	(820)
Net change in:
Due from United Bank	(2,031)	6,491	(5,021)
Other assets	6,879	(32,849)	4,028
Accrued expenses and other liabilities	(19)	(53)	(2,651)
Net cash provided by (used in) operating activities	5,144	819	9,628
Cash flows from investing activities:
Cash acquired from United Financial Bancorp, Inc., net	—	—	6,546
Net cash provided by investing activities	—	—	6,546
Cash flows from financing activities:
Proceeds from debt offering, net of expenses	—	—	73,733
Common stock repurchased	—	(5,171)	(47,249)
Proceeds from the exercise of stock options	6,275	4,765	2,246
Cancellation of shares for tax withholding	(327)	(311)	(1,367)
Tax effects of share-based awards	486	(317)	820
Cash dividends paid on common stock	(23,836)	(22,479)	(18,008)
Net cash provided by (used in) financing activities	(17,402)	(23,513)	10,175
Net increase (decrease) in cash and cash equivalents	(12,258)	(22,694)	26,349
Cash and cash equivalents — beginning of year	28,825	51,519	25,170
Cash and cash equivalents — end of year	$16,567	$28,825	$51,519
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$3,655	$(6,744)	$3,599

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 73.
Item 9B.    Other Information
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2016.
Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2016.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2016.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2016.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2016.

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
3.1.1
Amendment to Certificate of Incorporation increasing authorized common stock from 60,000,000 shares to 120,000,000 shares (incorporated to Exhibit B in the definitive proxy statement herein by reference)

3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 1, 2014)
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Legacy United Merger (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

147

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948)

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

10.20	United Financial Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for the Company filed September 8, 2015)
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed August 5, 2016.

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Net Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements filed herewith

Item 16.   Form 10-K Summary
None.

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
Date: March 7, 2017

149

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV	Chief Executive Officer (Principal Executive Officer)	March 7, 2017
William H.W. Crawford, IV

/s/ Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2017
Eric R. Newell

/s/ Paula A. Aiello	Director	March 7, 2017
Paula A. Aiello

/s/ Michael A. Bars	Director	March 7, 2017
Michael A. Bars

/s/ Michael F. Crowley	Director	March 7, 2017
Michael F. Crowley

/s/ Kristen A. Johnson	Director	March 7, 2017
Kristen A. Johnson

/s/ Carol A. Leary	Director	March 7, 2017
Carol A. Leary

/s/ Raymond H. Lefurge, Jr.	Vice Chairman	March 7, 2017
Raymond H. Lefurge, Jr.

/s/ Kevin E. Ross	Director	March 7, 2017
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Chairman	March 7, 2017
Robert A. Stewart, Jr.

