Form 10-Q
period 2017-03-31
United Financial Bancorp, Inc.
filed 2017-05-09
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 50,758,202 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and due from banks	$45,279	$47,248
Short-term investments	39,381	43,696
Total cash and cash equivalents	84,660	90,944
Available-for-sale securities - at fair value	1,075,729	1,043,411
Held-to-maturity securities - at amortized cost	13,937	14,038
Loans held for sale	87,031	62,517
Loans receivable (net of allowance for loan losses of $43,304 at March 31, 2017 and $42,798 at December 31, 2016)	4,913,953	4,870,552
Federal Home Loan Bank of Boston stock	52,707	53,476
Accrued interest receivable	19,126	18,771
Deferred tax asset, net	37,040	39,962
Premises and equipment, net	51,299	51,757
Goodwill	115,281	115,281
Core deposit intangible	5,517	5,902
Cash surrender value of bank-owned life insurance	169,007	167,823
Other assets	71,333	65,086
Total assets	$6,696,620	$6,599,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$690,516	$708,050
Interest-bearing	4,099,843	4,003,122
Total deposits	4,790,359	4,711,172
Mortgagors’ and investors’ escrow accounts	10,925	13,354
Advances from the Federal Home Loan Bank	1,008,942	1,046,712
Other borrowings	171,111	122,907
Accrued expenses and other liabilities	49,300	49,509
Total liabilities	6,030,637	5,943,654

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 50,738,221 and 50,786,671 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively)	531,275	531,848
Additional paid-in capital	7,498	7,227
Unearned compensation - ESOP	(5,637)	(5,694)
Retained earnings	145,466	137,838
Accumulated other comprehensive loss, net of tax	(12,619)	(15,353)
Total stockholders’ equity	665,983	655,866
Total liabilities and stockholders’ equity	$6,696,620	$6,599,520

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$46,493	$45,472
Securities - taxable interest	5,510	5,096
Securities - non-taxable interest	2,254	2,010
Securities - dividends	808	923
Interest-bearing deposits	101	73
Total interest and dividend income	55,166	53,574
Interest expense:
Deposits	6,819	6,266
Borrowed funds	4,050	3,906
Total interest expense	10,869	10,172
Net interest income	44,297	43,402
Provision for loan losses	2,288	2,688
Net interest income after provision for loan losses	42,009	40,714
Non-interest income:
Service charges and fees	5,418	4,594
Gain on sales of securities, net	457	1,452
Income from mortgage banking activities	1,321	860
Bank-owned life insurance income	1,207	818
Net loss on limited partnership investments	(80)	(936)
Other income (loss)	182	(61)
Total non-interest income	8,505	6,727
Non-interest expense:
Salaries and employee benefits	19,730	17,791
Service bureau fees	2,103	2,029
Occupancy and equipment	4,469	3,900
Professional fees	1,309	881
Marketing and promotions	712	592
FDIC insurance assessments	679	939
Core deposit intangible amortization	385	433
FHLBB prepayment penalties	—	1,454
Other	5,308	5,744
Total non-interest expense	34,695	33,763
Income before income taxes	15,819	13,678
Provision for income taxes	2,093	1,784
Net income	$13,726	$11,894

Net income per share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24
Weighted-average shares outstanding:
Basic	50,257,825	49,423,218
Diluted	51,029,795	49,652,632

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$13,726	$11,894
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	3,980	10,569
Reclassification adjustment for gains realized in operations (1)	(457)	(1,452)
Net unrealized gains	3,523	9,117
Tax effect - expense	(1,265)	(3,284)
Net-of-tax amount - securities available for sale	2,258	5,833
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	158	(9,535)
Reclassification adjustment for expense realized in operations (2)	440	619
Net unrealized gains (losses)	598	(8,916)
Tax effect - (expense) benefit	(215)	3,212
Net-of-tax amount - interest rate swaps	383	(5,704)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	2	—
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	143	125
Net change in losses and prior service costs	145	125
Tax effect - benefit	(52)	(45)
Net-of-tax amount - pension and post-retirement plans	93	80
Total other comprehensive income	2,734	209
Comprehensive income	$16,460	$12,103

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $165 and $523 for the three months ended March 31, 2017 and 2016, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2017 and 2016 was $159 and $223, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for prior service costs for the three months ended March 31, 2017 and 2016 was $1 and $0 , respectively.

(4)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in net periodic benefit cost for the three months ended March 31, 2017 and 2016 was $51 and $45, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	13,726	2,734	16,460
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	697	—	—	—	697
ESOP shares released or committed to be released	—	—	44	57	—	—	101
Shares issued for stock options exercised	38,068	694	(318)	—	—	—	376
Shares issued for restricted stock grants	2,517	45	(45)	—	—	—	—
Cancellation of shares for tax withholding	(9,035)	—	(107)	—	—	—	(107)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,098)	—	(6,098)
Balance at March 31, 2017	50,738,221	$531,275	$7,498	$(5,637)	$145,466	$(12,619)	$665,983

Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	11,894	209	12,103
Stock-based compensation expense	—	—	500	—	—	—	500
ESOP shares released or committed to be released	—	—	9	57	—	—	66
Shares issued for stock options exercised and SARs	138,171	1,685	(609)	—	—	—	1,076
Shares issued for restricted stock grants	30,973	350	(350)	—	—	—	—
Cancellation of shares for tax withholding	(2,523)	—	(29)	—	—	—	(29)
Tax benefit from stock-based awards	—	—	37	—	—	—	37
Dividends paid ($0.12 per common share)	—	—	—	—	(5,996)	—	(5,996)
Balance at March 31, 2016	50,108,049	$521,622	$10,280	$(5,865)	$117,911	$(10,670)	$633,278

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$13,726	$11,894
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	994	1,284
Amortization (accretion) of intangible assets and purchase accounting marks, net	409	(1,462)
Amortization of subordinated debt issuance costs	32	32
Stock-based compensation expense	697	500
ESOP expense	101	66
Loss on extinguishment of debt	—	1,454
Tax benefit from stock-based awards	—	37
Provision for loan losses	2,288	2,688
Gain on sales of securities, net	(457)	(1,452)
Loans originated for sale	(76,340)	(87,182)
Principal balance of loans sold	51,826	89,758
(Increase) decrease in mortgage servicing asset	(180)	803
Gain on sales of other real estate owned	(27)	(8)
Net gain in mortgage banking fair value adjustments	(626)	(441)
Loss (gain) on disposal of equipment	20	(17)
Write-downs of other real estate owned	32	—
Depreciation and amortization	1,391	1,351
Net loss on limited partnership investments	80	936
Deferred income tax expense	1,390	755
Increase in cash surrender value of bank-owned life insurance	(1,199)	(818)
Income recognized from death benefit on BOLI	(8)	—
Net change in:
Deferred loan fees and premiums	(1,637)	(594)
Accrued interest receivable	(355)	(1,182)
Other assets	(6,425)	(41,510)
Accrued expenses and other liabilities	(58)	15,893
Net cash used in operating activities	(14,326)	(7,215)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	130,630	108,152
Proceeds from calls and maturities of available-for-sale securities	31,489	—
Principal payments on available-for-sale securities	16,927	15,302
Principal payments on held-to-maturity securities	92	124
Purchases of available-for-sale securities	(209,197)	(145,435)
Redemption of FHLBB and other stock	2,512	—
Purchase of FHLBB stock	(126)	(4,793)
Proceeds from sale of other real estate owned	340	509
Purchases of loans	(16,955)	(25,454)
Loan originations, net of principal repayments	(27,290)	(10,437)
Purchases of premises and equipment	(1,190)	(263)
Proceeds from sale of equipment	224	1
Net cash used in investing activities	(72,544)	(62,294)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in non-interest-bearing deposits	(17,534)	21,136
Net increase in interest-bearing deposits	96,916	76,197
Net decrease in mortgagors’ and investors’ escrow accounts	(2,429)	(3,830)
Net decrease in short-term FHLBB advances	(62,000)	(45,000)
Repayments of long-term FHLBB advances	(378)	(1,024)
Prepayments of long-term FHLBB borrowings and penalty	—	(37,796)
Proceeds from long-term FHLBB advances	25,000	60,000
Net change in other borrowings	48,152	(3,204)
Proceeds from exercise of stock options and SARs	376	1,076
Common stock repurchased	(1,312)	—
Cancellation of shares for tax withholding	(107)	(29)
Tax benefit from stock-based awards	—	37
Cash dividend paid on common stock	(6,098)	(5,996)
Net cash provided by financing activities	80,586	61,567
Net decrease in cash and cash equivalents	(6,284)	(7,942)
Cash and cash equivalents, beginning of period	90,944	95,176
Cash and cash equivalents, end of period	$84,660	$87,234

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,385	$9,809
Income taxes, net	2,740	1,445
Transfer of loans to other real estate owned	241	405
Decrease in due to broker, investment purchases	(6)	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2016 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
Reclassifications
Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2017 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents.
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
Receivables
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This ASU is expected to have an impact of reducing approximately $6.4 million of premiums to the Company’s Consolidated Financial Statements with an offset being a reduction in retained earnings upon initial adoption.

Compensation
In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers are required to include all other components of net benefit cost in a separate line item(s) that includes the service cost and outside of any subtotal of non-GAAP income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted in the first financial statements issued for a fiscal year, provided all provisions of the ASU are adopted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at March 31, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$225,266	$309	$(1,841)	$223,734
Government-sponsored residential collateralized debt obligations	204,406	912	(1,040)	204,278
Government-sponsored commercial mortgage-backed securities	22,489	15	(280)	22,224
Government-sponsored commercial collateralized debt obligations	142,786	179	(2,404)	140,561
Asset-backed securities	154,215	2,221	(251)	156,185
Corporate debt securities	87,969	514	(1,915)	86,568
Obligations of states and political subdivisions	238,251	282	(6,959)	231,574
Total debt securities	1,075,382	4,432	(14,690)	1,065,124
Marketable equity securities, by sector:
Banks	9,428	807	—	10,235
Industrial	109	71	—	180
Oil and gas	132	58	—	190
Total marketable equity securities	9,669	936	—	10,605
Total available-for-sale securities	$1,085,051	$5,368	$(14,690)	$1,075,729
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,311	$775	$(34)	$13,052
Government-sponsored residential mortgage-backed securities	1,626	161	—	1,787
Total held-to-maturity securities	$13,937	$936	$(34)	$14,839

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$181,419	$365	$(2,236)	$179,548
Government-sponsored residential collateralized debt obligations	184,185	438	(1,363)	183,260
Government-sponsored commercial mortgage-backed securities	26,949	23	(442)	26,530
Government-sponsored commercial collateralized debt obligations	164,433	296	(1,802)	162,927
Asset-backed securities	166,336	1,619	(988)	166,967
Corporate debt securities	76,787	533	(2,305)	75,015
Obligations of states and political subdivisions	223,733	127	(7,484)	216,376
Total debt securities	1,023,842	3,401	(16,620)	1,010,623
Marketable equity securities, by sector:
Banks	32,174	482	(243)	32,413
Industrial	109	58	—	167
Oil and gas	131	77	—	208
Total marketable equity securities	32,414	617	(243)	32,788
Total available-for-sale securities	$1,056,256	$4,018	$(16,863)	$1,043,411
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,321	$654	$(35)	$12,940
Government-sponsored residential mortgage-backed securities	1,717	172	—	1,889
Total held-to-maturity securities	$14,038	$826	$(35)	$14,829

At March 31, 2017, the net unrealized loss on securities available for sale of $9.3 million, net of an income tax expense of $3.3 million, or $6.0 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at March 31, 2017 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	16,689	16,784	1,178	1,199
After 5 years through 10 years	81,882	81,217	1,102	1,068
After 10 years	227,649	220,141	10,031	10,785
	326,220	318,142	12,311	13,052
Government-sponsored residential mortgage-backed securities	225,266	223,734	1,626	1,787
Government-sponsored residential collateralized debt obligations	204,406	204,278	—	—
Government-sponsored commercial mortgage-backed securities	22,489	22,224	—	—
Government-sponsored commercial collateralized debt obligations	142,786	140,561	—	—
Asset-backed securities	154,215	156,185	—	—
Total debt securities	$1,075,382	$1,065,124	$13,937	$14,839

At March 31, 2017, the Company had 109 securities with a fair value of $496.8 million pledged as derivative collateral, collateral for reverse repurchase borrowings and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2016, the Company had 115 securities with a fair value of $510.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, and collateral for FHLBB borrowing capacity.
For the three months ended March 31, 2017 and 2016, gross gains of $1.7 million were realized on the sales of available-for-sale securities for both periods. There were gross losses of $1.3 million and $202,000 realized on the sale of available-for-sale securities for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of March 31, 2017, the fair value of the obligations of states and political subdivisions portfolio was $244.6 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $244.6 million, $106.0 million were representative of general obligation bonds for which $72.5 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2017
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$155,665	$(1,841)	$—	$—	$155,665	$(1,841)
Government-sponsored residential collateralized debt obligations	83,542	(730)	6,664	(310)	90,206	(1,040)
Government-sponsored commercial mortgage-backed securities	18,250	(280)	—	—	18,250	(280)
Government-sponsored commercial collateralized debt obligations	119,514	(2,404)	—	—	119,514	(2,404)
Asset-backed securities	17,022	(123)	2,290	(128)	19,312	(251)
Corporate debt securities	44,204	(791)	1,605	(1,124)	45,809	(1,915)
Obligations of states and political subdivisions	146,298	(5,177)	41,160	(1,782)	187,458	(6,959)
Total available-for-sale securities	$584,495	$(11,346)	$51,719	$(3,344)	$636,214	$(14,690)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$—	$—	$1,068	$(34)	$1,068	$(34)
Total held to maturity securities	$—	$—	$1,068	$(34)	$1,068	$(34)

December 31, 2016
Available for sale:
Debt Securities:
Government-sponsored residential mortgage-backed securities	$156,000	$(2,236)	$—	$—	$156,000	$(2,236)
Government-sponsored residential collateralized debt obligations	109,468	(1,082)	6,691	(281)	116,159	(1,363)
Government-sponsored commercial mortgage-backed securities	23,808	(442)	—	—	23,808	(442)
Government-sponsored commercial collateralized debt obligations	128,238	(1,802)	—	—	128,238	(1,802)
Asset-backed securities	23,415	(163)	20,326	(825)	43,741	(988)
Corporate debt securities	43,990	(885)	3,335	(1,420)	47,325	(2,305)
Obligations of states and political subdivisions	156,891	(5,620)	41,136	(1,864)	198,027	(7,484)
Total debt securities	641,810	(12,230)	71,488	(4,390)	713,298	(16,620)
Marketable equity securities	19,002	(243)	—	—	19,002	(243)
Total available-for-sale securities	$660,812	$(12,473)	$71,488	$(4,390)	$732,300	$(16,863)

Held to Maturity:
Debt Securities:
Obligations of states and political subdivisions	$—	$—	$1,070	$(35)	$1,070	$(35)
Total held to maturity securities	$—	$—	$1,070	$(35)	$1,070	$(35)

Of the available-for-sale securities summarized above as of March 31, 2017, 150 issues had unrealized losses equaling 1.9% of the amortized cost basis for less than twelve months and 23 issues had unrealized losses of 6.1% of the amortized cost basis for twelve months or more. There was one unrealized loss of $34,000 on a debt security held to maturity at March 31, 2017. As of December 31, 2016, 170 issues had unrealized losses equaling 1.9% of the cost basis for less than twelve months and 31 issues had unrealized losses equaling 5.8% of the amortized cost basis for twelve months or more.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of March 31, 2017 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2017.
Government-sponsored residential mortgage backed securities, residential collateralized debt obligations, commercial mortgage-backed securities, and commercial collateralized debt obligations.  The unrealized losses on certain securities within the Company’s government-sponsored mortgage-backed and collateralized debt obligation portfolios were caused by the continued pickup of prepayment speeds relative to original purchase expectations. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities.  The unrealized losses on certain securities within the Company’s asset-backed securities sleeve were largely driven by slight increases in the spreads of certain managers over comparable securities’ managers relative to the time of purchase.  Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment, as the security reprices quarterly to the three month LIBOR and the security’s low spread as market spreads on similar newly issued securities have increased. No loss of principal is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by a general widening in credit spreads across the curve.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to an upward shift in the rates relative to the time of purchase of certain securities.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$433,358	8.8%	$416,718	8.5%
Investor non-owner occupied	1,697,414	34.3	1,705,319	34.8
Construction	85,533	1.7	98,794	2.0
Total commercial real estate loans	2,216,305	44.8	2,220,831	45.3

Commercial business loans	769,153	15.6	724,557	14.8

Consumer loans:
Residential real estate	1,167,428	23.6	1,156,227	23.6
Home equity	516,325	10.4	536,772	11.0
Residential construction	49,456	1.0	53,934	1.1
Other consumer	225,317	4.6	209,393	4.2
Total consumer loans	1,958,526	39.6	1,956,326	39.9

Total loans	4,943,984	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	13,273		11,636
Allowance for loan losses	(43,304)		(42,798)
Loans - net	$4,913,953		$4,870,552
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

At March 31, 2017, the Company had a loan loss allowance of $43.3 million, or 0.88%, of total loans as compared to a loan loss allowance of $42.8 million, or 0.87%, of total loans at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial, residential real estate, home equity, and other consumer. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and therefore not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in the covered portfolio in establishing the allowance for loan losses. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2017.
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

For acquired loans accounted for under ASC 310-30, our accretable discount is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established through a provision based on our estimate of future credit losses over the remaining life of the loans.
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
The following table presents the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
March 31, 2017
Loans rated 1-5	$405,924	$1,641,631	$133,454	$743,978	$1,149,885	$510,547	$223,991
Loans rated 6	4,930	22,728	—	5,260	1,062	—	—
Loans rated 7	22,504	33,055	1,535	19,915	16,481	5,778	1,326
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$433,358	$1,697,414	$134,989	$769,153	$1,167,428	$516,325	$225,317

December 31, 2016
Loans rated 1-5	$388,389	$1,656,256	$150,411	$698,458	$1,139,662	$531,359	$207,193
Loans rated 6	7,139	18,040	204	7,466	1,267	—	—
Loans rated 7	21,190	31,023	2,113	18,633	15,298	5,413	2,200
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393

Activity in the allowance for loan losses for the periods ended March 31, 2017 and 2016 were as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	53	79	76	1,041	(34)	256	837	(20)	2,288
Loans charged off	—	(242)	(132)	(703)	(191)	(219)	(487)	—	(1,974)
Recoveries of loans previously charged off	—	9	—	83	—	15	85	—	192
Balance, end of period	$3,818	$14,715	$1,857	$9,151	$7,629	$2,910	$1,788	$1,436	$43,304

Three Months Ended March 31, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision (credit) for loan losses	749	936	(57)	640	99	177	113	31	2,688
Loans charged off	(82)	(542)	—	(221)	(180)	(191)	(122)	—	(1,338)
Recoveries of loans previously charged off	—	4	—	128	53	36	42	—	263
Balance, end of period	$2,841	$13,257	$1,838	$6,374	$7,773	$2,413	$179	$825	$35,500

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2017 and December 31, 2016 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$512	$67	$—	$—	$—	$579
Allowance related to loans collectively evaluated and not deemed impaired	3,818	14,715	1,857	8,417	7,562	2,910	1,788	1,436	42,503
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,818	$14,715	$1,857	$9,151	$7,629	$2,910	$1,788	$1,436	$43,304

Loans deemed impaired	$2,990	$9,674	$2,693	$8,302	$18,076	$7,438	$1,328	$—	$50,501
Loans not deemed impaired	430,368	1,687,469	132,296	759,542	1,149,352	508,887	222,116	—	4,890,030
Loans acquired with deteriorated credit quality	—	271	—	1,309	—	—	1,873	—	3,453
Total loans	$433,358	$1,697,414	$134,989	$769,153	$1,167,428	$516,325	$225,317	$—	$4,943,984

December 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$646	$68	$—	$—	$—	$714
Allowance related to loans collectively evaluated and not deemed impaired	3,765	14,869	1,913	7,862	7,786	2,858	1,353	1,456	41,862
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Loans deemed impaired	$3,331	$9,949	$3,325	$7,812	$16,563	$6,910	$2,220	$—	$50,110
Loans not deemed impaired	413,387	1,694,190	149,403	715,436	1,139,664	529,862	205,136	—	4,847,078
Loans acquired with deteriorated credit quality	—	1,180	—	1,309	—	—	2,037	—	4,526
Total loans	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393	$—	$4,901,714
Management has established the allowance for loan loss in accordance with GAAP at March 31, 2017 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2017 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2017 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at March 31, 2017 and December 31, 2016, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
March 31, 2017
Owner-occupied CRE	$192	$14	$1,801	$2,007	$—	$2,400
Investor CRE	1,054	463	3,105	4,622	—	5,056
Construction	—	—	1,355	1,355	—	1,355
Commercial business loans	6,778	113	2,129	9,020	—	3,188
Residential real estate	9,149	1,366	6,739	17,254	—	15,606
Home equity	2,024	540	2,755	5,319	—	5,697
Other consumer	625	145	1,646	2,416	320	1,326
Total	$19,822	$2,641	$19,530	$41,993	$320	$34,628

December 31, 2016
Owner-occupied CRE	$482	$15	$1,667	$2,164	$—	$2,733
Investor CRE	2,184	697	3,260	6,141	—	4,858
Construction	709	—	1,933	2,642	—	2,138
Commercial business loans	3,289	41	2,373	5,703	38	2,409
Residential real estate	2,826	22	7,863	10,711	308	14,393
Home equity	2,232	722	2,797	5,751	56	5,330
Other consumer	838	379	1,095	2,312	348	2,202
Total	$12,560	$1,876	$20,988	$35,424	$750	$34,063
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At March 31, 2017 and December 31, 2016, loans reported as past due 90 days or more and still accruing represent loans which carry a U.S. Government guarantee and therefore, the contractual balances have been determined to be collectible in full.

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,990	$3,654	$—	$3,331	$4,107	$—
Investor CRE	9,674	10,244	—	9,949	10,601	—
Construction	2,693	2,759	—	3,325	5,051	—
Commercial business loans	6,186	7,491	—	3,742	4,856	—
Residential real estate	17,512	20,873	—	15,312	18,440	—
Home equity	7,438	8,517	—	6,910	7,864	—
Other consumer	1,328	1,331	—	2,220	2,220	—
Total	47,821	54,869	—	44,789	53,139	—

Impaired loans with a valuation allowance:
Commercial business loans	2,116	2,400	512	4,070	4,168	646
Residential real estate	564	597	67	1,251	1,267	68
Total	2,680	2,997	579	5,321	5,435	714
Total impaired loans	$50,501	$57,866	$579	$50,110	$58,574	$714
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$3,161	$31	$4,109	$30
Investor CRE	9,812	88	12,697	81
Construction	3,009	12	4,986	18
Commercial business loans	8,057	144	13,361	107
Residential real estate	17,320	212	16,089	111
Home equity	7,174	58	5,193	30
Other consumer	1,774	—	16	—
Total	$50,307	$545	$56,451	$377
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

The following table provides detail of TDR balances for the periods presented:

	At March 31, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$15,873	$16,048
Non-accrual status	8,252	7,304
Total recorded investment in TDRs	$24,125	$23,352

Accruing TDRs performing under modified terms more than one year	$10,387	$10,020
Specific reserves for TDRs included in the balance of allowance for loan losses	$577	$714
Additional funds committed to borrowers in TDR status	$7	$3
Loans restructured as TDRs during the three months ended March 31, 2017 and 2016 are set forth in the following table:

	Three Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
March 31, 2017
Commercial business	2	$247	$247
Home equity	10	1,296	1,303
Total TDRs	12	$1,543	$1,550

March 31, 2016
Owner-occupied CRE	5	$654	$666
Construction	2	67	67
Commercial business	3	2,491	2,491
Residential real estate	4	394	394
Home equity	8	406	408
Total TDRs	22	$4,012	$4,026
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended March 31,
	2017					2016
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$—	$—	$—	$—	$—	$510	$—	$86	$—	$58
Construction	—	—	—	—	—	23	—	44	—	—
Commercial business	—	—	—	—	247	2,000	—	143	348	—
Residential real estate	—	—	—	—	—	—	—	21	373	—
Home equity	312	—	297	687	—	—	—	336	70	—
	$312	$—	$297	$687	$247	$2,533	$—	$630	$791	$58

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	March 31, 2017		March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Commercial business	—	$—	3	$1,201
Residential real estate	—	—	7	1,157
Home equity	4	232	—	—
Total	4	$232	10	$2,358
The majority of restructured loans were on accrual status as of March 31, 2017 and December 31, 2016. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.07 billion and $1.05 billion as of March 31, 2017 and December 31, 2016, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2017 and December 31, 2016 was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 163 and 183, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three months ended March 31, 2017 and 2016, the Company received servicing income of $552,000 and $440,000, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$10,104	$7,074
Change in fair value recognized in net income	(260)	(1,315)
Issuances	440	512
Fair value of mortgage servicing rights at end of period	$10,284	$6,271

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(1,604)
Balance at December 31, 2016	$115,281	$5,902
Amortization expense	—	(385)
Balance at March 31, 2017	$115,281	$5,517

Estimated amortization expense for the years ending December 31,
2017 (remaining nine months)		$1,026
2018		1,219
2019		1,026
2020		834
2021		642
2022 and thereafter		770
Total remaining		$5,517
On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $385,000 and $433,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston (“FHLBB”) Advances
The Company is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2017 and December 31, 2016 are summarized below:

	March 31, 2017		December 31, 2016
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2017	$721,000	1.08%	$803,000	0.94%
2018	174,539	1.42	139,792	1.48
2019	30,000	1.51	20,000	1.45
2020	33,000	1.79	33,000	0.86
2021	30,000	0.59	30,000	0.59
Thereafter	19,058	0.88	19,182	0.89
	$1,007,597	1.16%	$1,044,974	1.01%
The total carrying value of FHLBB advances at March 31, 2017 was $1.01 billion, which includes a remaining fair value adjustment of $1.3 million on acquired advances. At December 31, 2016, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $1.7 million.
At March 31, 2017, eight advances totaling $183.0 million with interest rates ranging from 0.49% to 4.39%, which are scheduled to mature between 2017 and 2031, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $1.56 billion and $1.41 billion at March 31, 2017 and December 31, 2016, respectively.
In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at March 31, 2017 and December 31, 2016. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At March 31, 2017, the Company could borrow immediately an additional $463.9 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$79,775	$79,716
Wholesale repurchase agreements	70,000	20,000
Customer repurchase agreements	17,102	18,897
Other	4,234	4,294
Total other borrowings	$171,111	$122,907
Subordinated Debentures
At March 31, 2017 and December 31, 2016, the carrying value of the Company’s subordinated debentures totaled $79.8 million and $79.7 million, respectively.
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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.0 million at March 31, 2017. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of March 31, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
March 31, 2017
Repurchase Agreements
U.S. Agency Securities	$17,102	$—	$70,000	$—	$87,102

December 31, 2016
Repurchase Agreements
U.S. Agency Securities	$18,897	$—	$20,000	$—	$38,897
As of March 31, 2017 and December 31, 2016, advances outstanding under wholesale reverse repurchase agreements totaled $70.0 million and $20.0 million, respectively. The outstanding advances at March 31, 2017 consisted of three individual borrowings with remaining terms of three years or less and a weighted average cost of 1.49%. The outstanding advances at December 31,

2016 consisted of two individual borrowings with remaining terms of three years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $77.8 million and $23.8 million as collateral for these borrowings at March 31, 2017 and December 31, 2016, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of March 31, 2017 and December 31, 2016, retail repurchase agreements totaled $17.1 million and $18.9 million, respectively. The Company pledged investment securities with a market value of $31.1 million and $28.5 million as collateral for these borrowings at March 31, 2017 and December 31, 2016, respectively.
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
Other
At March 31, 2017 and December 31, 2016 other borrowings consist of capital lease obligations. The Company has capital lease obligations for three of its leased banking branches.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $356.4 million at a cost of 0.83% at March 31, 2017 and $367.4 million at a cost of 0.58% at December 31, 2016. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at March 31, 2017.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2017 and December 31, 2016 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
March 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.11	TBD	(1)	2.43%		$(2,365)
Interest rate swaps	240,000	3.00	1.06%		1.74%		(239)
Fair value hedges:
Interest rate swaps	35,000	0.47	1.04%		1.05%	(2)	(36)
Non-hedging derivatives:
Forward loan sale commitments	122,434	0.00					(685)
Derivative loan commitments	37,297	0.00					759
Interest rate swap	7,500	9.29					(668)
Loan level swaps - dealer(3)	497,532	7.34	2.49%		3.70%		(3,802)
Loan level swaps - borrowers(3)	497,532	7.34	3.70%		2.49%		3,785
Total	$1,537,295						$(3,251)

December 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.36	TBD	(1)	2.43%		$(483)
Interest rate swaps	240,000	3.24	0.91%		1.74%		(2,719)
Fair value hedges:
Interest rate swaps	35,000	0.72	1.04%		0.82%	(2)	1
Non-hedging derivatives:
Forward loan sale commitments	61,991	0.00					153
Derivative loan commitments	30,239	0.00					421
Interest rate swap	7,500	9.54					(660)
Loan level swaps - dealer(3)	468,417	7.75	2.42%		3.84%		(4,888)
Loan level swaps - borrowers(3)	468,417	7.75	3.84%		2.42%		4,869
Total	$1,411,564						$(3,306)

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

(3)
The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties. The Company may also enter into risk participation agreements with counterparties related to credit enhancements provided to the borrowers.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.3 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2017, the Company had nine outstanding interest rate derivatives with a notional value of $340.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three months ended March 31, 2017 and 2016, the Company recognized a negligible net reduction to interest expense.
As of March 31, 2017, the Company had three outstanding interest rate derivatives with a notional amount of $35.0 million that were designated as a fair value hedge of interest rate risk.
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
As of March 31, 2017, the Company had seventy-two borrower-facing interest rate derivatives with an aggregate notional amount of $497.5 million and seventy-two broker derivatives with an aggregate notional value amount of $497.5 million related to this program.
As of March 31, 2017, the Company had four risk participation agreements with three counterparties related to a loan level interest rate swap with four of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. One agreement has credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At March 31, 2017, the notional amount of this risk participation agreement was $6.1 million, reflecting the counterparty participation of 33.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At March 31, 2017, the notional amount of the remaining three risk participation agreements was $25.1 million, reflecting the counterparty participation level of 36.74%.

Mortgage Servicing Rights Interest Rate Swap
As of March 31, 2017, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.

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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2017 and December 31, 2016:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2017	Dec 31, 2016	Balance Sheet Location	Mar 31, 2017	Dec 31, 2016
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$295	$246	Other Liabilities	$2,899	$3,448
Interest rate swap - fair value hedge	Other Assets	2	18	Other Liabilities	38	17
Total derivatives designated as hedging instruments		$297	$264		$2,937	$3,465
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$4	$204	Other Liabilities	$689	$51
Derivative loan commitments	Other Assets	759	421		—	—
Interest rate swap		—	—	Other Liabilities	668	660
Interest rate swap - with customers	Other Assets	7,202	7,864	Other Liabilities	3,417	2,995
Interest rate swap - with counterparties	Other Assets	3,417	2,981	Other Liabilities	7,219	7,869
Total derivatives not designated as hedging		$11,382	$11,470		$11,993	$11,575

Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three months ended March 31, 2017 and 2016:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest rate swaps	$158	$(9,535)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest rate swaps	$440	$619

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2017 and 2016:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$(36)	$149

		Amount of Gain (Loss) Recognized in Income from Hedged Items
		Three Months Ended March 31,
		2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$37	$(149)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$338	$680
Mortgage servicing rights derivative	(8)	—
Forward loan sale commitments	(838)	(269)
Interest rate swaps	2	138
	$(506)	$549
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

As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.7 million. As of March 31, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.7 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 8.	Stock-Based Compensation Plans
The Company maintains and operates several stock incentive award plans to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. These plans include those assumed by the Company in 2014 as a result of merger activity. Active plans, as of January 1, 2017 are:
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and others who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of March 31, 2017, there were 2,910,144 shares available for future grants under the 2015 Plan.
For the three-month period ended March 31, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $37,000 with a related tax benefit of $13,000 and $660,000 with a related tax benefit of $238,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $104,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $593,000. For the three-month period ended March 31, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $31,000 with a related tax benefit of $11,000 and $469,000 with a related tax benefit of $169,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the three months ended March 31, 2017:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,936,453	$11.21
Granted	—	—
Exercised	(38,068)	9.87
Forfeited or expired	—	—
Outstanding at March 31, 2017	1,898,385	$11.24	5.0	$11.0
Stock options vested and exercisable at March 31, 2017	1,802,218	$11.10	4.8	$10.6
As of March 31, 2017, the unrecognized cost related to outstanding stock options was $70,000 and will be recognized over a weighted-average period of 1.4 years.
There were no stock options granted during the three months ended March 31, 2017 and 2016.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the three months ended March 31, 2017.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the three months ended March 31, 2017, the Company issued 2,517 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the three months ended March 31, 2017, the weighted-average grant date fair value was $17.86 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	438,806	$14.23
Granted	2,517	17.86
Vested	(16,115)	12.28
Forfeited	—	—
Unvested as of March 31, 2017	425,208	$14.33
As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”)borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.2 million at March 31, 2017 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 24 years. The loan bears an interest rate of prime plus plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended March 31, 2017 and 2016, ESOP compensation expense was $101,000 and $66,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

March 31, 2017
Allocated shares	1,198,052
Shares allocated for release	5,703
Unreleased shares	541,813
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$9,313

Note 9.	Regulatory Matters

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
Federal banking regulators include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016, with an initial phase-in of 0.625%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company capital levels will remain characterized as “well capitalized” throughout the phase in periods.
As of March 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
March 31, 2017
Total capital to risk weighted assets	$623,890	12.2%	$409,108	8.0%	$511,385	10.0%
Common equity tier 1 capital to risk weighted assets	578,990	11.3	230,571	4.5	333,047	6.5
Tier 1 capital to risk weighted assets	578,990	11.3	307,428	6.0	409,904	8.0
Tier 1 capital to total average assets	578,990	9.0	257,329	4.0	321,661	5.0
December 31, 2016
Total capital to risk weighted assets	$619,020	12.1%	$409,269	8.0%	$511,587	10.0%
Common equity tier 1 capital to risk weighted assets	574,632	11.2	230,879	4.5	333,492	6.5
Tier 1 capital to risk weighted assets	574,632	11.2	307,839	6.0	410,451	8.0
Tier 1 capital to total average assets	574,632	9.0	255,392	4.0	319,240	5.0

United Financial Bancorp, Inc.
March 31, 2017
Total capital to risk weighted assets	$674,770	13.1%	$412,073	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	554,870	10.8	231,196	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	554,870	10.8	308,261	6.0	N/A	N/A
Tier 1 capital to total average assets	554,870	8.6	258,079	4.0	N/A	N/A
December 31, 2016
Total capital to risk weighted assets	$668,816	13.0%	$411,579	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	549,428	10.7	231,068	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	549,428	10.7	308,090	6.0	N/A	N/A
Tier 1 capital to total average assets	549,428	8.6	255,548	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of March 31, 2017 and December 31, 2016, $87.3 million and $79.8 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,791)	$(7,936)
Tax effect	2,807	2,859
Net-of-tax amount	(4,984)	(5,077)
Securities available for sale:
Net unrealized loss	(9,322)	(12,845)
Tax effect	3,352	4,617
Net-of-tax amount	(5,970)	(8,228)
Interest rate swaps:
Net unrealized loss	(2,604)	(3,202)
Tax effect	939	1,154
Net-of-tax amount	(1,665)	(2,048)
	$(12,619)	$(15,353)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except share data)
Net income available to common stockholders	$13,726	$11,894
Weighted-average common shares outstanding	50,803,377	49,991,583
Less: average number of unallocated ESOP award shares	(545,552)	(568,365)
Weighted-average basic shares outstanding	50,257,825	49,423,218
Dilutive effect of stock options	771,970	229,414
Weighted-average diluted shares	51,029,795	49,652,632
Net income per share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24
There were no anti-dilutive stock options during the three months ended March 31, 2017. For the three months ended March 31, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted net income per share were 717,501. Stock options were anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $85.1 million and $61.9 million at March 31, 2017 and December 31, 2016, respectively. The aggregate fair value of these loans as of the same dates was $87.0 million and $62.5 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at March 31, 2017 and December 31, 2016.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Mortgage loans held for sale	$1,137	$30
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2017 and 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$223,734	$—	$223,734	$—
Government-sponsored residential collateralized debt obligations	204,278	—	204,278	—
Government-sponsored commercial mortgage-backed securities	22,224	—	22,224	—
Government-sponsored commercial collateralized debt obligations	140,561	—	140,561	—
Asset-backed securities	156,185	—	5,311	150,874
Corporate debt securities	86,568	—	84,963	1,605
Obligations of states and political subdivisions	231,574	—	231,574	—
Marketable equity securities	10,605	369	10,236	—
Total available-for-sale securities	$1,075,729	$369	$922,881	$152,479

Mortgage loan derivative assets	$763	$—	$763	$—
Mortgage loan derivative liabilities	689	—	689	—
Loans held for sale	87,031	—	87,031	—
Mortgage servicing rights	10,284	—	—	10,284
Interest rate swap assets	10,916	—	10,916	—
Interest rate swap liabilities	14,241	—	14,241	—

December 31, 2016
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$179,548	$—	$179,548	$—
Government-sponsored residential collateralized-debt obligations	183,260	—	183,260	—
Government-sponsored commercial mortgage-backed securities	26,530	—	26,530	—
Government-sponsored commercial collateralized-debt obligations	162,927	—	162,927	—
Asset-backed securities	166,967	—	13,087	153,880
Corporate debt securities	75,015	—	73,423	1,592
Obligations of states and political subdivisions	216,376	—	216,376	—
Marketable equity securities	32,788	375	32,413	—
Total available-for-sale securities	$1,043,411	$375	$887,564	$155,472

Mortgage loan derivative assets	$625	$—	$625	$—
Mortgage loan derivative liabilities	51	—	51	—
Loans held for sale	62,517	—	62,517	—
Mortgage servicing rights	10,104	—	—	10,104
Interest rate swap assets	11,109	—	11,109	—
Interest rate swap liabilities	14,989	—	14,989	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$155,472	$146,070
Purchases (sales)	(3,801)	—
Principal payments and net accretion	(139)	(384)
Total realized gains included in earnings	159	—
Total unrealized gains (losses) included in other comprehensive income/loss	788	(1,480)
Balance at end of period	$152,479	$144,206

Balance of mortgage servicing rights, at beginning of period	$10,104	$7,074
Issuances	440	512
Change in fair value recognized in net income	(260)	(1,315)
Balance at end of period	$10,284	$6,271
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
Mortgage Servicing Rights: A mortgage servicing right (“MSR”) asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are recorded monthly as the cash flows derived from the valuation model change the fair value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at March 31, 2017:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$150,874	Discounted Cash Flow	Discount Rates	2.8% - 4.3% (3.9%)
			Cumulative Default %	4.8% - 8.7% (9.6%)
			Loss Given Default	1.4% - 2.7% (3.0%)

Corporate debt - pooled trust	$1,605	Discounted Cash Flow	Discount Rate	7.3% (7.3%)
preferred security			Cumulative Default %	2.7% - 41.4% (12.6%)
			Loss Given Default	85% - 100% (93.8%)
			Cure Given Default	75% - 75% (75.0%)

Mortgage servicing rights	$10,284	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.5%)
			Cost to Service	$50 - $110 ($63.09)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2017
Impaired loans	$2,371	$—	$—	$2,371
Other real estate owned	1,786	—	—	1,786
Total	$4,157	$—	$—	$4,157
December 31, 2016
Impaired loans	$5,100	$—	$—	$5,100
Other real estate owned	1,890	—	—	1,890
Total	$6,990	$—	$—	$6,990
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
Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Impaired loans	$(723)	$(185)
Other real estate owned	(32)	(8)
Total	$(755)	$(193)
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

As of March 31, 2017 and December 31, 2016, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017
Financial assets:
Cash and cash equivalents	$84,660	$84,660	$—	$—	$84,660
Available-for-sale securities	1,075,729	369	922,881	152,479	1,075,729
Held-to-maturity securities	13,937	—	14,839	—	14,839
Loans held for sale	87,031	—	87,031	—	87,031
Loans receivable-net	4,913,953	—	—	4,909,044	4,909,044
FHLBB stock	52,707	—	—	52,707	52,707
Accrued interest receivable	19,126	—	—	19,126	19,126
Derivative assets	11,679	—	11,679	—	11,679
Mortgage servicing rights	10,284	—	—	10,284	10,284
Financial liabilities:
Deposits	4,790,359	—	—	4,789,655	4,789,655
Mortgagors’ and investors’ escrow accounts	10,925	—	—	10,925	10,925
FHLBB advances and other borrowings	1,180,053	—	1,181,401	—	1,181,401
Derivative liabilities	14,930	—	14,930	—	14,930

December 31, 2016
Financial assets:
Cash and cash equivalents	$90,944	$90,944	$—	$—	$90,944
Available-for-sale securities	1,043,411	375	887,564	155,472	1,043,411
Held-to-maturity securities	14,038	—	14,829	—	14,829
Loans held for sale	62,517	—	62,517	—	62,517
Loans receivable-net	4,870,552	—	—	4,895,638	4,895,638
FHLBB stock	53,476	—	—	53,476	53,476
Accrued interest receivable	18,771	—	—	18,771	18,771
Derivative assets	11,734	—	11,734	—	11,734
Mortgage servicing rights	10,104	—	—	10,104	10,104
Financial liabilities:
Deposits	4,711,172	—	—	4,711,774	4,711,774
Mortgagors’ and investors’ escrow accounts	13,354	—	—	13,354	13,354
FHLBB advances and other borrowings	1,169,619	—	1,167,066	—	1,167,066
Derivative liabilities	15,040	—	15,040	—	15,040
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$157,022	$197,070
Undisbursed construction loans	86,253	90,149
Undisbursed home equity lines of credit	375,710	364,421
Undisbursed commercial lines of credit	372,855	382,018
Standby letters of credit	14,364	13,588
Unused credit card lines	13,800	12,327
Unused checking overdraft lines of credit	1,527	1,465
Total	$1,021,531	$1,061,038
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $34.8 million at March 31, 2017 and is included in other assets in the consolidated statement of condition. At March 31, 2017, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $12.8 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that United Financial Bancorp files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, United’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, United’s past results of operations do not necessarily indicate United’s combined future results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
The MD & A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following sections are included in the MD & A:

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
Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.70 billion and stockholders’ equity of $666.0 million at March 31, 2017.
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
The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, gains and losses from sales of loans and securities, and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors, mortgage banking activities, loan swap fees and increases in cash surrender value of bank-owned life insurance (“BOLI”). Non-interest expenses consist principally of salaries and employee benefits, occupancy, service bureau fees, core deposit intangible amortization, marketing, professional fees, FDIC insurance assessments, and other operating expenses.
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

Our Objectives
The Company seeks to grow organically and through strategic mergers/acquisitions as well as to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Invest in people, systems, and technology to grow revenue and improve customer experience while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings, grow tangible book value, pay dividends. Achieve more revenue into non-interest income and core fee income.
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
Regulatory Considerations
The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.
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
Management believes that the most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivative instruments and hedging activities, goodwill, and income taxes. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2016 Annual Report on Form 10-K. A brief description of the Company’s current policies involving significant judgment follows:
Allowance for Loan Losses
The allowance for loan losses is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on past loan loss experience, known and inherent losses and size of the loan portfolios, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, review of regulatory authority examination reports and other relevant factors.
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial, residential real estate, home equity, and other consumer. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and are therefore not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in the covered portfolio in establishing the allowance for loan losses.
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
At March 31, 2017, derivative assets and liabilities were $11.7 million and $14.9 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at March 31, 2017 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income for the three months ended March 31, 2017 was $13.7 million, or $0.27 per diluted share, compared to $11.9 million, or $0.24 per diluted share, for the same period in 2016.
Net interest income increased $895,000 for the three months ended March 31, 2017 compared to the same period in 2016 due to balance sheet growth which was mostly comprised of strong loan originations and, to a lesser extent, loan portfolio purchases. The Company intends to increase the level of owner-occupied commercial real estate while selectively originating investor commercial real estate to generate more favorable risk-adjusted returns and protect the net interest margin in a flat yield curve interest rate environment. Balance sheet growth was also attributed to the increase in investment securities as the Company began to reinvest security cash flows focused on extending portfolio duration, primarily in mortgage-backed securities and collateralized loan obligation securities. Total interest and dividend income increased $1.6 million for the three months ended March 31, 2017 compared to the same periods in 2016. This increase was partially offset by an increase in interest expense of $697,000 compared to the same period in 2016. The Company’s tax-equivalent net interest margin for the three months ended March 31, 2017 was 3.03%, a decrease of six basis points, over the same period in 2016. The margin was adversely impacted by $1.1 million in the current period due to the amortization and accretion of fair value adjustments on loans, deposits and borrowings compared to a positive impact in the prior year period of $296,000.
Non-interest income increased $1.8 million to $8.5 million for the three months ended March 31, 2017 compared to $6.7 million for the same period in 2016. All non-interest income categories experienced increases except for gain on sales of securities which decreased $995,000 from the prior year period. The increase in non-interest income was mostly a result of the Company recording lower impairment charges on its partnership investments, as well as an increase in service charges and fees as the Company’s investment advisory subsidiary generated increased revenue period over period. The decrease in gains recorded on sales of securities was due to a strategy implemented in the prior year period which allowed the Company to pay off higher costing FHLBB advances.
Non-interest expense increased $932,000 for the three months ended March 31, 2017 compared to the same period in 2016. The largest increases in non-interest expense for the three month period ended March 31, 2017 were in salaries and employee benefits and occupancy and equipment. The increase in salaries and benefits is due primarily to the robust human capital investments in information technology staffing and project management, and the increase in occupancy and equipment is largely driven by weather related expenses as the Northeast dealt with several snow storms in the first quarter of 2017. These increases were partially offset by a decrease in FHLBB prepayment penalties. FHLBB prepayment penalties were incurred as a result of the first quarter 2016 investment portfolio optimization strategy which allowed the Company to pay off higher costing FHLBB advances.
The asset quality of our loan portfolio has remained strong. At March 31, 2017 and December 31, 2016, the allowance for loan losses to total loans ratio was 0.88% and 0.87%, and the allowance for loan losses to non-performing loans ratio was 125.05% and 125.64%, respectively. The ratio of non-performing loans to total loans was 0.70% and 0.69% at March 31, 2017 and December 31, 2016, respectively. A provision for loan losses of $2.3 million was recorded for the three months ended March 31, 2017, compared to $2.7 million for the same prior year period, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.27	$0.24
Diluted net income per share	0.27	0.24
Dividends declared per share	0.12	0.12
Key Statistics:
Total revenue	$52,802	$50,129
Total expense	34,695	33,763
Key Ratios (annualized):
Return on average assets	0.83%	0.76%
Return on average equity	8.35%	7.59%
Tax-equivalent net interest margin	3.03%	3.09%
Non-interest expense to average assets	2.11%	2.15%
Cost of interest-bearing deposits	0.68%	0.66%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$26,376	$29,285
Troubled debt restructures - non-accruing	8,252	7,143
Total non-performing loans	34,628	36,428
Other real estate owned	1,786	659
Total non-performing assets	$36,414	$37,087
Asset Quality Ratios:
Non-performing loans to total loans	0.70%	0.78%
Non-performing assets to total assets	0.54%	0.59%
Allowance for loan losses to non-performing loans	125.05%	97.45%
Allowance for loan losses to total loans	0.88%	0.76%
Non-GAAP Ratio:
Efficiency ratio (1)	63.95%	63.00%

(1)	Calculations for this non-GAAP metric are provided in the following Non-GAAP Financial Measures section
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
The efficiency ratio is used as a common measure by banks as a comparable metric to understand the Company’s expense structure relative to its total revenue; in other words, for every dollar of total revenue we recognize, how much of that dollar is expended. In order to improve the comparability of the ratio to our peers, we remove non-core items. To improve transparency, and acknowledging that banks are not consistent in their definition of the efficiency ratio, we include our calculation of this non-GAAP measure.

The following is a calculation of our efficiency ratio for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Efficiency Ratio:
Non-Interest Expense (GAAP)	$34,695	$33,763
Non-GAAP adjustments:
Other real estate owned expense	(91)	(35)
FHLBB prepayment penalties	—	(1,454)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$34,604	$32,274

Net Interest Income (GAAP)	$44,297	$43,402
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	1,693	1,616

Non-Interest Income (GAAP)	8,505	6,727
Non-GAAP adjustments:
Net gain on sales of securities	(457)	(1,452)
Net loss on limited partnership investments	80	936
BOLI claim benefit	(8)	—
Total Revenue for Efficiency Ratio (non-GAAP)	$54,110	$51,229

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	63.95%	63.00%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2017 and 2016. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,235,065	$10,223	3.31%	$1,207,005	$10,057	3.33%
Commercial real estate loans	2,098,474	20,726	4.01	2,010,589	21,082	4.22
Construction loans	145,486	1,564	4.36	171,268	2,023	4.75
Commercial business loans	730,443	6,720	3.73	607,331	6,129	4.06
Home equity loans	523,335	5,222	3.99	432,208	3,712	3.44
Other consumer loans	212,283	2,611	4.92	228,657	2,975	5.20
Total loans (1)	4,945,086	47,066	3.84	4,657,058	45,978	3.96
Securities	1,123,083	9,692	3.45	1,134,723	9,139	3.22
Other earning assets	45,196	101	0.89	57,736	73	0.51
Total interest-earning assets	6,113,365	56,859	3.75	5,849,517	55,190	3.79
Allowance for loan losses	(43,625)			(35,134)
Non-interest-earning assets	514,403			472,379
Total assets	$6,584,143			$6,286,762
Interest-bearing liabilities:
NOW and money market accounts	$1,843,458	2,196	0.48	$1,573,554	1,783	0.46
Saving deposits (2)	528,657	77	0.06	519,264	74	0.06
Time deposits	1,713,062	4,546	1.08	1,747,654	4,409	1.01
Total interest-bearing deposits	4,085,177	6,819	0.68	3,840,472	6,266	0.66
Advances from the Federal Home Loan Bank	980,524	2,670	1.10	956,819	2,481	1.04
Other borrowings	126,001	1,380	4.44	150,387	1,425	3.81
Total interest-bearing liabilities	5,191,702	10,869	0.85%	4,947,678	10,172	0.83%
Non-interest-bearing deposits	668,823			635,552
Other liabilities	65,863			76,472
Total liabilities	5,926,388			5,659,702
Stockholders’ equity	657,755			627,060
Total liabilities and stockholders’ equity	$6,584,143			$6,286,762
Net interest-earning assets (2)	$921,663			$901,839
Tax-equivalent net interest income		45,990			45,018
Tax-equivalent net interest rate spread (3)			2.90%			2.96%
Tax-equivalent net interest margin (4)			3.03%			3.09%
Average interest-earning assets to average interest-bearing liabilities			117.75%			118.23%
Less tax-equivalent adjustment		1,693			1,616
Net interest income		$44,297			$43,402

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2017 compared to March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$2,664	$(1,576)	$1,088
Securities (1)	(95)	648	553
Other earning assets	(19)	47	28
Total earning assets	2,550	(881)	1,669
Interest expense:
NOW and money market accounts	321	92	413
Savings accounts	1	2	3
Time deposits	(89)	226	137
Total interest-bearing deposits	233	320	553
FHLBB advances	63	126	189
Other borrowings	(250)	205	(45)
Total interest-bearing liabilities	46	651	697
Change in tax-equivalent net interest income	$2,504	$(1,532)	$972

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016
The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2017 and 2016.
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
For the three months ended March 31, 2017, tax-equivalent net interest income increased $972,000 from the comparative 2016 period. This was mainly due to the increase in average earning assets of $263.8 million outpacing the increase of $244.0 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $33.3 million. The increase in interest and dividend income of $1.7 million was partially offset by the increase in interest expense of $697,000. The net interest margin decreased six basis points, the yield on average earnings assets decreased four basis points and the cost of interest-bearing liabilities increased two basis points from the same period in 2016. The fair value adjustments recorded reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings which resulted in a decrease in net interest income of $1.1 million for the three months ended March 31, 2017 compared to a $296,000 increase in net interest income for the comparable 2016 period.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three months ended March 31, 2017 was $4.95 billion, and had an average yield of 3.84%. The largest increases in the average balances for loans were recorded in commercial business loans, home equity loans and commercial real estate loans. For the three months ended March 31, 2017, the average balance of commercial business loans, home equity loans and commercial real estate loans totaled $730.4 million, $523.3 million and $2.10 billion, an increase of $123.1 million, $91.1 million and $87.9 million from the prior year period, respectively.
The average balance of investment securities decreased $11.6 million, and the average yield earned on these securities increased 23 basis points, respectively, for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in average balances is primarily due to the Company allowing cash flows to runoff and not being reinvested in the portfolio and the increase in the yield is due to the Company extending duration to earn a higher return.
For the three months ended March 31, 2017 compared to the same period in 2016, the average balance of total interest-bearing deposits increased $244.7 million while the average cost was limited to a two basis point increase. These increases were primarily due to deposit growth in all categories except for time deposits and the Company’s continued focus to grow low cost deposits. FHLBB advances increased $23.7 million while the average cost increased six basis points. Average other borrowings decreased $24.4 million while the average cost increased 63 basis points. The increase in FHLBB advances was to fund new loan growth and loan portfolio purchases.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at March 31, 2017 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $2.3 million for the three months ended March 31, 2017 compared to $2.7 million for the same period of 2016. The primary factors that influenced management’s decision to record the provision was organic growth during the period, migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $50.5 million at March 31, 2017 compared to $50.1 million at December 31, 2016, an increase of $391,000, or 0.8%, reflecting increases in residential real estate, home equity and commercial business nonaccrual loans of $828,000, $264,000, and $369,000, respectively, and a decrease in other consumer nonaccrual loans of $963,000. Troubled debt restructured (“TDR”) loans totaled $24.1 million at March 31, 2017, compared to $23.4 million at December 31, 2016, an increase of $773,000. At March 31, 2017, the allowance for loan losses totaled $43.3 million, representing 0.88% of total loans and 125.05% of non-performing loans compared to an allowance for loan losses of $42.8 million, which represented 0.87% of total loans and 125.64% of non-performing loans as of December 31, 2016. As loans move from the acquired loan portfolio to the covered loan portfolio, the ALL is anticipated to increase as a percentage of total loans. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.

Non-Interest Income
Total non-interest income was $8.5 million and $6.7 million for the three months ended March 31, 2017 and 2016, with non-interest income representing 16.1% and 13.4% of total revenues, respectively. The following is a summary of non-interest income by major category for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$5,418	$4,594	$824	17.9%
Gain on sale of securities, net	457	1,452	(995)	(68.5)
Income from mortgage banking activities	1,321	860	461	53.6
Bank-owned life insurance income	1,207	818	389	47.6
Net loss on limited partnership investments	(80)	(936)	856	(91.5)
Other income (loss)	182	(61)	243	398.4
Total non-interest income	$8,505	$6,727	$1,778	26.4%
Service Charges and Fees: Service charges and fees were $5.4 million for the three months ended March 31, 2017, an increase of $824,000 from the comparable 2016 period. The most significant increases were recorded in revenue generated by (a) the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”) and (b) deposit and service charges for various accounts.
The increased revenue generated by UNFA is due to several factors. The Company continues to successfully acquire proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, beginning in the first quarter of 2016 the Company shifted its focus to assets under management (“AUM”) for ongoing revenue versus a transactional approach; the result has been more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The deposit fee increases are related to a project undertaken by the Company focused on increasing profitability by implementing a deposit fee structure that is more in line with our competition based on a detailed study. The Company recorded revenue increases in the areas of service charges and fees targeted by the project beginning in July 2016. These increases were partially offset by a decrease in loan swap fee income as a direct result of lower transactional volume. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Gains on Sales of Securities, Net: For the three months ended March 31, 2017, the Company recorded $457,000 in net gains on security sales compared to $1.5 million in net gains in the prior year period, respectively.
For the three months ended March 31, 2017, the Company recorded lower transactional volume with the activity mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency. The gains recorded in the three months ended March 31, 2016 were a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve and sold shorter-term securities and added longer duration investments in the portfolio to optimize income and reduce higher-cost borrowings.
Income From Mortgage Banking Activities: The Company recorded an increase of $461,000 in income from mortgage banking activities for the three months ended March 31, 2017, compared to the same period in 2016. The increase for the three months ended March 31, 2017 was primarily due to a $1.1 million improvement in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase on long-term rates and a decrease in the value of forward loan sales contracts.
BOLI Income: For the three months ended March 31, 2017, the Company recorded BOLI income of $1.2 million compared to $818,000 in the same period in 2016, an increase of $389,000. The increase for the three months ended March 31, 2017 is mainly due to the purchase of $40.0 million of BOLI late in December 2016.
Net loss on limited partnership investments: The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2017 and March 2016, the Company invested an additional $3.5 million and $12.7 million in an alternative energy tax credit partnerships, respectively.
For the three months ended March 31, 2017, the Company recorded net losses of $80,000 on limited partnership investments, compared to net losses of $936,000 for the corresponding period as the Company experienced fewer impairments on its partnership investments in the current period. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.4 million and $2.6 million as reflected in the tax provision for the three months ended March 31, 2017 and 2016, respectively.
Other Income: The Company recorded an increase in other income of $243,000 for the three months ended March 31, 2017 compared to the prior year period.
For the three months ended March 31, 2017, the $243,000 increase in other income was primarily due to an increase in the credit value adjustments on borrower facing loan level hedges further augmented by an increase in miscellaneous income related to mortgage insurance claims.
Non-Interest Expense
Non-interest expense increased $932,000 to $34.7 million for the three months ended March 31, 2017.
For the three months ended March 31, 2017 and 2016, annualized non-interest expense represented 2.11% and 2.15% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$19,730	$17,791	$1,939	10.9%
Service bureau fees	2,103	2,029	74	3.6
Occupancy and equipment	4,469	3,900	569	14.6
Professional fees	1,309	881	428	48.6
Marketing and promotions	712	592	120	20.3
FDIC insurance assessments	679	939	(260)	(27.7)
Core deposit intangible amortization	385	433	(48)	(11.1)
FHLBB prepayment penalties	—	1,454	(1,454)	100.0
Other	5,308	5,744	(436)	(7.6)
Total non-interest expense	$34,695	$33,763	$932	2.8%
Salaries and Employee Benefits: Salaries and employee benefits was $19.7 million for the three months ended March 31, 2017, an increase of $1.9 million from the comparable 2016 period.
For the three months ended March 31, 2017, the increase in salaries and benefits of $1.9 million was attributable to (a) an increase in salaries with a greater number of employees mainly reflecting the robust investment in information technology staffing and project management; (b) an increase in commissions and incentives on product sales; (c) an increase in bonuses driven by the Company’s financial results and reaching corporate goals; and (d) an increase in restricted stock expense related to stock awards granted in November 2016, increasing the number of unvested shares being expensed.
Service Bureau Fees: Service bureau fees increased $74,000 for the three months ended March 31, 2017, compared to the same period in 2016. The increases for the three months were largely driven by an investment in several efficiency and risk mitigation projects related to the core banking system.
Occupancy and Equipment: For the three months ended March 31, 2017, the Company recorded $4.5 million in occupancy and equipment expense, an increase of $569,000 from the prior year period primarily due to higher expenses related to snow removal, outsourcing of property management services which began in July of 2016 and depreciation on leasehold improvements. These increases were partially offset by a decrease in rent expense related to a change in the estimate for deferred rent in September 2016 resulting from the Company’s efforts to control expenses over the branch network.
Professional fees: Professional fees increased $428,000 for the three months ended March 31, 2017, compared to the same period in 2016. The increases were largely driven by the expenses related to the engagement of consulting services assisting in a project targeted to maximize non-interest income revenue streams and legal services related to tax matters regarding a new partnership investment.
Marketing and Promotions: For the three months ended March 31, 2017 marketing and promotions increased $120,000 to $712,000 from the same period in the prior year. The increase was primarily attributable to expenses related to digital advertising and marketing as the Company increased it’s utilization of online marketing channels. Those increases were partially offset by a decrease in television and newspaper advertising expenses.

FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $260,000 to $679,000, for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease is primarily attributable to a decrease in the assessment rate, which is partially offset by a higher assessment base used in the assessment calculation due to loan growth.
Core Deposit Intangible Amortization: The $48,000 decrease in core deposit intangible amortization for the three months ended March 31, 2017, is directly attributable to the amortization method used by the Company. The Company is amortizing the original core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: The Company did not record any FHLBB prepayment penalties during the three months ended March 31, 2017 compared to $1.5 million for the same period in the prior year. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties amounting to $1.5 million.
Other Expenses: For the three months ended March 31, 2017, other expenses recorded by the Company were $5.3 million, a decrease of $436,000 from the comparable 2016 period. The decreases for the three months ended March 31, 2017 were primarily driven by higher expenses in the prior year related to (a) sales and use tax as the Company incurred expenses associated with a sales and use tax audit; (b) human resource on-boarding expenses related to new hires; and (c) mortgage appraisal and credit reports.
Income Tax Provision
The provision for income taxes was $2.1 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 13.2% and 13.0%, respectively. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income and BOLI, as well as tax credit benefits and state tax minimization planning. The increase in the tax expense over the prior year period is primarily due to a higher pre-tax income as compared to the prior year period. Although less than a 0.5% impact on the effective tax rate for the quarter ended March 31, 2017, the Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of Accounting Standards Update 2016-09 which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.70 billion at March 31, 2017 and $6.60 billion at December 31, 2016, an increase of $97.1 million, or 1.5%, primarily due to the increase in net loans of $43.4 million, an increase in available-for-sale securities of $32.3 million, an increase in loans held for sale of $24.5 million, and an increase in other assets of $6.2 million, due in part to a new partnership agreement that the Company entered into the first quarter of 2017. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $4.91 billion, with allowance for loan losses of $43.3 million at March 31, 2017, increased $43.4 million, or 0.9%, when compared to total net loans of $4.87 billion, with allowance for loan losses of $42.8 million at December 31, 2016. The increase in loans is due primarily to organic loan growth, as well as the purchased loan portfolios. Net loans increased primarily due to growth in owner-occupied commercial real estate loans, commercial business loans and residential real estate loans, partially offset by decreases in home equity loans, commercial construction and investor non-owner occupied commercial real estate balances.
Total deposits of $4.79 billion at March 31, 2017 increased $79.2 million, or 1.7%, when compared to total deposits of $4.71 billion at December 31, 2016. The increase in deposits is mainly due to growth in money market deposits and NOW accounts, offset by a decrease in certificates of deposit, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 103.2% at March 31, 2017, compared to 104.0% at December 31, 2016.
At March 31, 2017, total equity of $666.0 million increased $10.1 million when compared to total equity of $655.9 million at December 31, 2016. The change in equity for the period ended March 31, 2017 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as an increase due to the change in market value on available-for-sale securities. At March 31, 2017, the tangible common equity ratio was 8.29% compared to 8.25% at December 31, 2016.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$225,266	$223,734	$181,419	$179,548
Government-sponsored residential collateralized debt obligations	204,406	204,278	184,185	183,260
Government-sponsored commercial mortgage-backed securities	22,489	22,224	26,949	26,530
Government-sponsored commercial collateralized debt obligations	142,786	140,561	164,433	162,927
Asset-backed securities	154,215	156,185	166,336	166,967
Corporate debt securities	87,969	86,568	76,787	75,015
Obligations of states and political subdivisions	238,251	231,574	223,733	216,376
Total debt securities	1,075,382	1,065,124	1,023,842	1,010,623
Marketable equity securities, by sector:
Banks	9,428	10,235	32,174	32,413
Industrial	109	180	109	167
Oil and gas	132	190	131	208
Total marketable equity securities	9,669	10,605	32,414	32,788
Total available-for-sale securities	$1,085,051	$1,075,729	$1,056,256	$1,043,411
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,311	$13,052	$12,321	$12,940
Government-sponsored residential mortgage-backed securities	1,626	1,787	1,717	1,889
Total held to maturity securities	$13,937	$14,839	$14,038	$14,829
During the three months ended March 31, 2017, the available-for-sale securities portfolio increased $32.3 million to $1.08 billion, representing 16.1% of total assets at March 31, 2017, from $1.04 billion and 15.8% of total assets at December 31, 2016. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration and diversification of the corporate and municipal sleeves. Portfolio activity during the first quarter of the year primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, some repositioning between security classes in order to obtain more efficient risk weighting and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2017, $1.08 billion, or 98.7% of the portfolio, was classified as available for sale, and $13.9 million of the portfolio was classified as held to maturity.

The Company held $636.2 million in securities that are in an unrealized loss position at March 31, 2017; $584.5 million of this total had been in an unrealized loss position for less than twelve months with the remaining $51.7 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
Lending Activities
The Company’s wholesale lending team includes bankers, cash management specialists and originations, underwriting and servicing staff allayed against each of our disciplines in wholesale lending which includes commercial real estate, commercial business, business banking, cash management, and a shared national credits desk. Our consumer lending team includes the following disciplines which in nearly all channels drive lending activities: retail branches and retail lending, customer contact center which includes outbound calling, direct sales, correspondent lending, LH-Finance, and United Northeast Financial Advisors (“UNFA”).
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company’s experience in our geographic areas we lend in allow us to look at a wide variety of commercial, mortgage, and consumer loans. Opportunities are initially reviewed to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review, we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports, or is accretive to, the Company’s return goals. Our systematic approach is intended to create better risk adjusted returns on capital. Through the Company’s Loan and Funds Management Policies, both approved by the Board of Directors, we set limits on loan size, relationship size, and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we diversify risk and create improved return on risk adjusted capital.
The Company can originate, purchase, and sell commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans, marine floor plan loans and other consumer loans.
The Company’s approach to lending is influenced in large part by its risk adjusted return models. With the high level of competition for high quality earning assets, pricing is often at levels that are not accretive to the Company’s aspirational equity return metrics. The Company utilizes a web-based risk adjusted return model that includes inputs such as internal risk ratings, the marginal cost of funding the origination, contractual loan characteristics such as interest rate and term, and origination and servicing costs. This model allows the Company to understand the life-of-loan impact of the origination, leading to proactive and informed decision making that results in the origination of loans that support the Company’s aspirational return metrics. We seek to acquire, develop, and preserve high quality relationships with customers, prospects, and centers of influence that support our return goals and compensate our commercial bankers and branch management for improving returns on equity for their respective areas of responsibility.
Periodically, the Company will purchase loans to enhance geographical diversification, enhance returns, and gain exposure to loan types that we are unwilling to make infrastructure investments in to originate ourselves. Loans purchased by the Company are underwritten by us, are generally serviced by others (“SBO”), and undergo a robust due diligence process. Management performs a vigorous due diligence exercise on the originator, and visits and observes first hand the servicer and its operational process and controls to ensure that the originator and servicer both meet the standards of the Company. Financial modeling includes reviewing prospective yields, costs associated with purchasing loans, including servicing fees and assumed loss rates to ensure that risk adjusted returns of the target portfolio are accretive to our return goals. The Company has set portfolio and capital limits on each of its purchased portfolios and has hired staff to oversee ongoing monitoring of the respective servicer and performance to ensure the portfolio performance is meeting our initial and ongoing expectations. In the event that our expectations are not met, the Company has many remedies at its disposal, including replacing the servicer, ending its relationship with the originator, and selling the entire target portfolio. Contractually, the Company has the ability to cross sell dissimilar products to customers in its purchased portfolios allowing us to develop a relationship using our existing online and mobile channels that support servicing and acquisition of our current and prospective clients without the need for a brick and mortar branch.
The table below displays the balances of the Company’s loan portfolio as of March 31, 2017 and December 31, 2016:
Loan Portfolio Analysis

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$433,358	8.8%	$416,718	8.5%
Investor non-owner occupied	1,697,414	34.3	1,705,319	34.8
Construction	85,533	1.7	98,794	2.0
Total commercial real estate loans	2,216,305	44.8	2,220,831	45.3

Commercial business loans	769,153	15.6	724,557	14.8

Consumer loans:
Residential real estate	1,167,428	23.6	1,156,227	23.6
Home equity	516,325	10.4	536,772	11.0
Residential construction	49,456	1.0	53,934	1.1
Other consumer	225,317	4.6	209,393	4.2
Total consumer loans	1,958,526	39.6	1,956,326	39.9

Total loans	4,943,984	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	13,273		11,636
Allowance for loan losses	(43,304)		(42,798)
Loans - net	$4,913,953		$4,870,552
As shown above, gross loans were $4.94 billion, an increase of $42.3 million, or 0.9%, at March 31, 2017 from December 31, 2016.
Total commercial real estate loans represent the largest segment of our loan portfolio at 44.8% of total loans and decreased $4.5 million, or 0.2%, to $2.22 billion from December 31, 2016. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of March 31, 2017, comprising 34.3% of total loans and OOCRE represents 8.8% of the portfolio. The Company plans to continue to increase the level of OOCRE while decreasing the level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $85.5 million at March 31, 2017, approximately $35.3 million of which is residential use and $50.2 million is commercial use, compared to total commercial real estate construction loans of $98.8 million at December 31, 2016, $35.4 million of which was residential use and $63.4 million was commercial use.
Commercial business loans increased to $769.2 million at March 31, 2017 from $724.6 million at December 31, 2016. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. Over the past two years, the franchise lending portfolio has increased from $0 to over $60.0 million in loan commitments. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Over the past two years, the Company has seen growth in educational commitments of $100.0 million and deposit increases of over $29.3 million. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2017, comprising 23.6% of total loans. The increase of $11.2 million from December 31, 2016. The Company had originations of both adjustable and fixed rate mortgages of $134.0 million during the first three months of 2017, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At March 31, 2017 the home equity portfolio totaled $516.3 million compared to $536.8 million at December 31, 2016. During the three months ended March 31, 2017, the Company did not purchase any HELOC portfolios, compared to $330.5 million for the year ended December 31, 2016. The total balance of the HELOC purchased portfolios outstanding at March 31, 2017 and December 31, 2016 was $193.4 million and $208.8 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2017 to maintain its existing exposure, but will not be increasing outstandings in this portfolio.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $49.5 million at March 31, 2017, compared to $53.9 million at December 31, 2016.
Other consumer loans totaled $225.3 million, or 4.6%, of our total loan portfolio at March 31, 2017. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At March 31, 2017 and December 31, 2016, $161.6 million and $168.7 million was outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2017, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
LH-Finance, the Company’s marine lending unit, include purchased and originated retail loans and dealer floorplan loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company has generally secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite our underwriting of each respective dealer. We have developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, an excess cash flow. Retail loans have an average life of four years and key markets include Florida, California, and New England.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At March 31, 2017	At December 31, 2016
Non-performing loans as a percentage of total loans	0.70%	0.69%
Non-performing assets as a percentage of total assets	0.54%	0.54%
Net charge-offs as a percentage of average loans (1)	0.14%	0.10%
Allowance for loan losses as a percentage of total loans	0.88%	0.87%
Allowance for loan losses to non-performing loans	125.05%	125.64%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2017 and December 31, 2016, loans totaling $320,000 and $750,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At March 31, 2017 and December 31, 2016, loans reported as past due 90 days or more and still accruing represent loans which carry a U.S. Government guarantee and therefore, the contractual balances have been determined to be collectible in full.
The following table details non-performing assets for the periods presented:

	At March 31, 2017		At December 31, 2016
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,314	6.4%	$2,642	7.3%
Investor commercial real estate	3,809	10.5	4,016	11.2
Construction	1,355	3.7	1,701	4.7
Commercial business	2,369	6.5	2,000	5.6
Residential real estate	12,185	33.5	11,357	31.6
Home equity	4,307	11.8	4,043	11.2
Other consumer loans	37	0.1	1,000	2.8
Total non-accrual loans, excluding troubled debt restructured loans	26,376	72.5%	26,759	74.4%
Troubled debt restructurings - non-accruing	8,252	22.7	7,304	20.3
Total non-performing loans	34,628	95.1	34,063	94.7
Other real estate owned	1,786	4.9	1,890	5.3
Total non-performing assets	$36,414	100.0%	$35,953	100.0%
As displayed in the table above, non-performing assets at March 31, 2017 increased to $36.4 million compared to $36.0 million at December 31, 2016.

Non-accruing TDR loans increased by $948,000 since December 31, 2016, primarily due to an increase of $487,000 for residential real estate and home equity TDR loans, an increase in commercial business TDRs of $409,000, and an increase in investor commercial real estate TDR loans of $406,000, partially offset by a decrease of $437,000 in construction TDR loans. The increase in the residential real estate and home equity categories reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments, combined with a decline in home values related to these loans, is a driver of this increase. Additionally, home equity non-accrual loans increased $264,000 to $4.3 million at March 31, 2017 due to the increasing number of maturing home equity lines of credit converting from interest only to principal and interest payments.
Residential real estate non-accrual loans increased $828,000 to $12.2 million at March 31, 2017. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Other consumer non-accrual loans decreased to $37,000 at March 31, 2017. This decrease represents a decrease in non-accruing marine loans reported at March 31, 2017. The current balance represents one marine loan which evidenced payments due in excess of 90 days and resulted in the loan being classified as non-accrual.
At March 31, 2017, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $535,000 and commercial business non-accrual loans increased $369,000. The movements in these categories was the result of several smaller loans which impacted the totals within the categories.
Non-accrual construction loans decreased $346,000, primarily reflecting seven commercial relationships totaling $1.4 million, of which all relates to construction for residential subdivisions. At December 31, 2016 nonaccrual construction loans consisted of 11 commercial relationships and totaled $1.7 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended March 31, 2017.
The following table provides detail of TDR balances for the periods presented:

	At March 31, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$15,873	$16,048
Non-accrual status	8,252	7,304
Total recorded investment	$24,125	$23,352

Accruing TDRs performing under modified terms for more than one year	$10,387	$10,020
TDR allocated reserves included in the balance of allowance for loan losses	577	714
Additional funds committed to borrowers in TDR status	7	3

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
TDRs, beginning of period	$23,352	$24,064
New TDR status	1,543	4,012
Paydowns/draws on existing TDRs, net	(699)	(711)
Charge-offs post modification	(71)	(6)
TDRs, end of period	$24,125	$27,359
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2017, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $43.3 million, or 0.88%, of total loans at March 31, 2017 as compared to an allowance for loan losses of $42.8 million, or 0.87%, of total loans at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2017 decreased $20,000 to $1.4 million compared to December 31, 2016. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2017 and 2016.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At both March 31, 2017 and December 31, 2016, the reserve for unfunded credit commitments was $1.4 million.
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
The following table presents deposits by category as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Demand deposits	$690,516	$708,050
NOW accounts	537,878	498,672
Regular savings and club accounts	529,269	518,820
Money market and investment savings	1,380,104	1,222,952
Total core deposits	3,137,767	2,948,494
Time deposits	1,652,592	1,762,678
Total deposits	$4,790,359	$4,711,172
Deposits totaled $4.79 billion at March 31, 2017, an increase of $79.2 million compared to December 31, 2016. Core deposits increased $189.3 million, or 6.4%, from year end due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $176.6 million and $215.7 million at March 31, 2017 and December 31, 2016, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.48 billion and $1.55 billion at March 31, 2017 and December 31, 2016, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
FHLBB advances (1)	$1,008,942	$1,046,712
Subordinated debt (2)	79,775	79,716
Wholesale repurchase agreements	70,000	20,000
Customer repurchase agreements	17,102	18,897
Other	4,234	4,294
Total borrowings	$1,180,053	$1,169,619
(1)FHLBB advances include $1.3 million and $1.7 million of purchase accounting discounts at March 31, 2017 and December 31, 2016, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.0 million at both March 31, 2017 and December 31, 2016, and $75.0 million of Subordinated Notes, net of associated deferred costs of $948,000 and $980,000 at March 31, 2017 and December 31, 2016, respectively.

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
Total FHLBB advances decreased $37.4 million to $1.01 billion at March 31, 2017, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.04 billion at December 31, 2016. At March 31, 2017, $907.6 million of the Company’s $1.01 billion outstanding FHLBB advances were at fixed coupons ranging from 0.49% to 4.49%, with a weighted average cost of 1.16%. Additionally, the Company has three advances with the FHLBB totaling $100.0 million that are underlying hedge instruments; the interest is based on the three 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.05% per annum. The advance repriced to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converted to a fixed rate of 1.62% and is callable at the option of the FHLBB on a quarterly basis. The average cost of funds including these adjustable advances is 1.16%. FHLBB borrowings represented 15.1% and 15.9% of assets at March 31, 2017 and December 31, 2016, respectively.
Borrowings under reverse purchase agreements totaled $70.0 million at March 31, 2017, a increase of $50.0 million from December 31, 2016. The outstanding borrowings consisted of three individual agreements with remaining terms of three years or less and a weighted-average cost of 1.49%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $17.1 million and $18.9 million at March 31, 2017 and December 31, 2016, respectively.
Subordinated debentures totaled $79.8 million at March 31, 2017 and $79.7 million at December 31, 2016.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2017, $84.7 million of the Company’s assets were held in cash and cash equivalents compared to $90.9 million at December 31, 2016. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At March 31, 2017, the Company had $1.01 billion in advances from the FHLBB and an additional available borrowing limit of $463.9 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $356.4 million at March 31, 2017. Internal policies limit wholesale borrowings to 40% of total assets, or $2.68 billion, at March 31, 2017. In addition, the Company has uncommitted federal funds line of credit with four counterparties totaling $107.5 million at March 31, 2017. No federal funds purchased were outstanding at March 31, 2017.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of March 31, 2017, the Bank had pledged 27 commercial loans, with outstanding balances totaling $193.9 million. Based on the amount of pledged collateral, the Bank had available liquidity of $141.1 million.
At March 31, 2017, the Company had outstanding commitments to originate loans of $157.0 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $864.5 million. At March 31, 2017, time deposits scheduled to mature in less than one year totaled

$1.02 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and the ability to obtain funding through capital market issuances, as evidenced by the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, payment of subordinated note interest, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 18, “Regulatory Matters” in the Company’s 2016 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2017, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2017 and December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the 12-month period, Management includes a 150 basis point ramp simulation, which assumes that interest rates increase by 25 basis points every other month. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	(1.62)%	(7.22)%
150 basis point ramp in rates	4.20%	2.78%
50 basis point decrease in rates	(4.68)%	(6.26)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2017, income at risk (i.e., the change in net interest income) decreased 1.62% and decreased 4.68% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 4.20% over the 12-month simulation horizon. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2017.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended March 31, 2017:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1 - 31, 2017	—	$—	5,041,915	1,248,536
February 1 - 28, 2017	—	—	5,041,915	1,248,536
March 1 - 31, 2017	80,000	16.40	5,121,915	1,168,536
Total	80,000	$16.40	5,121,915	1,168,536
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of March 31, 2017, there were 1,168,536 maximum shares that may yet be purchased under this publicly announced plan.

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

3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 1, 2014)
3.2.1	Amendment to Bylaws (incorporated by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on March 23, 2017)
10.5
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.6
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

10.22	Employment Agreement by and among United Financial Bancorp, Inc., United Bank and John J. Smith effective January 19, 2016 filed herewith
14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.0
Subsidiaries of United Financial Bancorp, Inc. and United Bank (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

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
Date: May 9, 2017