Form 10-Q
period 2017-06-30
United Financial Bancorp, Inc.
filed 2017-08-08
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glastonbury Boulevard, Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were 50,791,943 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and due from banks	$57,137	$47,248
Short-term investments	17,714	43,696
Total cash and cash equivalents	74,851	90,944
Available-for-sale securities - at fair value	1,073,384	1,043,411
Held-to-maturity securities - at amortized cost	13,792	14,038
Loans held for sale	157,487	62,517
Loans receivable (net of allowance for loan losses of $45,062 at June 30, 2017 and $42,798 at December 31, 2016)	5,024,532	4,870,552
Federal Home Loan Bank of Boston stock	54,760	53,476
Accrued interest receivable	19,751	18,771
Deferred tax asset, net	27,034	39,962
Premises and equipment, net	54,480	51,757
Goodwill	115,281	115,281
Core deposit intangible	5,164	5,902
Cash surrender value of bank-owned life insurance	170,144	167,823
Other assets	85,503	65,086
Total assets	$6,876,163	$6,599,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$721,917	$708,050
Interest-bearing	4,271,562	4,003,122
Total deposits	4,993,479	4,711,172
Mortgagors’ and investors’ escrow accounts	15,045	13,354
Advances from the Federal Home Loan Bank	990,206	1,046,712
Other borrowings	148,611	122,907
Accrued expenses and other liabilities	49,358	49,509
Total liabilities	6,196,699	5,943,654

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 50,768,032 and 50,786,671 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively)	531,918	531,848
Additional paid-in capital	7,990	7,227
Unearned compensation - ESOP	(5,580)	(5,694)
Retained earnings	155,580	137,838
Accumulated other comprehensive loss, net of tax	(10,444)	(15,353)
Total stockholders’ equity	679,464	655,866
Total liabilities and stockholders’ equity	$6,876,163	$6,599,520

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$49,674	$43,556	$96,167	$89,028
Securities - taxable interest	5,793	4,926	11,303	10,022
Securities - non-taxable interest	2,355	2,051	4,609	4,061
Securities - dividends	689	1,021	1,497	1,944
Interest-bearing deposits	51	67	152	140
Total interest and dividend income	58,562	51,621	113,728	105,195
Interest expense:
Deposits	7,603	6,382	14,422	12,648
Borrowed funds	4,631	3,743	8,681	7,649
Total interest expense	12,234	10,125	23,103	20,297
Net interest income	46,328	41,496	90,625	84,898
Provision for loan losses	2,292	3,624	4,580	6,312
Net interest income after provision for loan losses	44,036	37,872	86,045	78,586
Non-interest income:
Service charges and fees	6,834	4,359	12,252	8,953
Gain on sales of securities, net	95	367	552	1,819
Income from mortgage banking activities	1,830	2,331	3,151	3,191
Bank-owned life insurance income	1,149	814	2,356	1,632
Net loss on limited partnership investments	(638)	(1,504)	(718)	(2,440)
Other income	206	165	388	104
Total non-interest income	9,476	6,532	17,981	13,259
Non-interest expense:
Salaries and employee benefits	19,574	20,013	39,304	37,804
Service bureau fees	1,943	2,230	4,046	4,259
Occupancy and equipment	3,657	3,850	8,126	7,750
Professional fees	952	887	2,261	1,768
Marketing and promotions	1,237	1,023	1,949	1,615
FDIC insurance assessments	796	1,042	1,475	1,981
Core deposit intangible amortization	353	401	738	834
FHLBB prepayment penalties	—	—	—	1,454
Other	6,467	5,235	11,775	10,979
Total non-interest expense	34,979	34,681	69,674	68,444
Income before income taxes	18,533	9,723	34,352	23,401
Provision for income taxes	2,333	665	4,426	2,449
Net income	$16,200	$9,058	$29,926	$20,952

Net income per share:
Basic	$0.32	$0.18	$0.60	$0.42
Diluted	$0.32	$0.18	$0.59	$0.42
Weighted-average shares outstanding:
Basic	50,217,212	49,623,472	50,237,406	49,523,345
Diluted	50,839,091	49,946,639	50,887,124	49,802,679

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$16,200	$9,058	$29,926	$20,952
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	5,082	12,955	9,062	23,524
Reclassification adjustment for gains realized in operations (1)	(95)	(367)	(552)	(1,819)
Net unrealized gains	4,987	12,588	8,510	21,705
Tax effect - expense	(1,792)	(4,524)	(3,057)	(7,808)
Net-of-tax amount - securities available for sale	3,195	8,064	5,453	13,897
Interest rate swaps designated as cash flow hedges:
Unrealized losses	(2,100)	(3,139)	(1,942)	(11,436)
Reclassification adjustment for expense (benefit) recognized in interest expense (2)	363	(561)	803	(1,180)
Net unrealized losses	(1,737)	(3,700)	(1,139)	(12,616)
Tax effect - benefit	625	1,333	410	4,545
Net-of-tax amount - interest rate swaps	(1,112)	(2,367)	(729)	(8,071)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	1	3	3	3
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	143	123	286	248
Net change in losses and prior service costs	144	126	289	251
Tax effect - expense	(52)	(45)	(104)	(90)
Net-of-tax amount - pension and post-retirement plans	92	81	185	161
Total other comprehensive income	2,175	5,778	4,909	5,987
Comprehensive income	$18,375	$14,836	$34,835	$26,939

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $34 and $132 for the three months ended June 30, 2017 and 2016, respectively. Income tax expense associated with the reclassification adjustment was $199 and $655 for the six months ended June 30, 2017 and 2016, respectively.

(2)
Amounts are included in borrowed funds expense in the unaudited Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for three months ended June 30, 2017 and 2016 was $(131) and $202, respectively. Income tax expense (benefit) associated with the reclassification adjustment for the six months ended June 30, 2017 and 2016 was $(289) and $425, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in net periodic benefit cost for the three months ended June 30, 2017 and 2016 was $52 and $44 , respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the six months ended June 30, 2017 and 2016 was $103 and $89, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	29,926	4,909	34,835
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	1,486	—	—	—	1,486
ESOP shares released or committed to be released	—	—	83	114	—	—	197
Shares issued for stock options exercised	74,522	1,337	(564)	—	—	—	773
Shares issued for restricted stock grants	1,098	45	(45)	—	—	—	—
Cancellation of shares for tax withholding	(14,259)	—	(197)	—	—	—	(197)
Dividends paid ($0.24 per common share)	—	—	—	—	(12,184)	—	(12,184)
Balance at June 30, 2017	50,768,032	$531,918	$7,990	$(5,580)	$155,580	$(10,444)	$679,464

Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	20,952	5,987	26,939
Stock-based compensation expense	—	—	1,023	—	—	—	1,023
ESOP shares released or committed to be released	—	—	26	114	—	—	140
Shares issued for stock options exercised and SARs	296,525	3,752	(1,224)	—	—	—	2,528
Shares issued for restricted stock grants	39,328	460	(460)	—	—	—	—
Cancellation of shares for tax withholding	(6,700)	—	(48)	—	—	—	(48)
Tax benefit from stock-based awards	—	—	106	—	—	—	106
Dividends paid ($0.24 per common share)	—	—	—	—	(12,016)	—	(12,016)
Balance at June 30, 2016	50,270,581	$523,799	$10,145	$(5,808)	$120,949	$(4,892)	$644,193

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$29,926	$20,952
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investments, net	2,053	2,756
Amortization (accretion) of intangible assets and purchase accounting marks, net	654	(1,015)
Amortization of subordinated debt issuance costs	63	63
Stock-based compensation expense	1,486	1,023
ESOP expense	197	140
Loss on extinguishment of debt	—	1,454
Tax benefit from stock-based awards	—	(106)
Provision for loan losses	4,580	6,312
Gain on sales of securities, net	(552)	(1,819)
Loans originated for sale	(208,158)	(203,547)
Principal balance of loans sold	113,188	183,125
(Increase) decrease in mortgage servicing asset	(68)	485
Gain on sales of other real estate owned	(107)	(134)
Net gain in mortgage banking fair value adjustments	(3,139)	(756)
Gain on disposal of equipment	(42)	(16)
Write-downs of other real estate owned	231	4
Depreciation and amortization	2,792	2,705
Net loss on limited partnership investments	718	2,440
Deferred income tax expense (benefit)	10,177	(1,654)
Increase in cash surrender value of bank-owned life insurance	(2,348)	(1,632)
Income recognized from death benefit on BOLI	(8)	—
Net change in:
Deferred loan fees and premiums	(3,777)	(2,385)
Accrued interest receivable	(980)	(895)
Other assets	(23,086)	(47,356)
Accrued expenses and other liabilities	144	26,345
Net cash used in operating activities	(76,056)	(13,511)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	184,484	201,636
Proceeds from calls and maturities of available-for-sale securities	64,840	7,328
Principal payments on available-for-sale securities	35,325	38,946
Principal payments on held-to-maturity securities	228	261
Purchases of available-for-sale securities	(308,423)	(241,196)
Redemption of FHLBB and other restricted stock	2,512	—
Purchase of FHLBB stock	(2,179)	(4,793)
Proceeds from sale of other real estate owned	761	1,236
Purchases of loans	(72,035)	(64,727)
Loan originations, net of principal repayments	(81,360)	(54,536)
Purchases of premises and equipment	(6,208)	(963)
Proceeds from sale of equipment	707	1
Net cash used in investing activities	(181,348)	(116,807)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	13,867	15,906
Net increase in interest-bearing deposits	268,829	3,081
Net increase in mortgagors’ and investors’ escrow accounts	1,691	514
Net decrease in short-term FHLBB advances	(105,000)	85,000
Repayments of long-term FHLBB advances	(757)	(1,934)
Repayments of called FHLBB advances	(45,000)	—
Prepayments of long-term FHLBB borrowings and penalty	—	(37,796)
Proceeds from long-term FHLBB advances	95,000	105,000
Net change in other borrowings	25,601	(27,758)
Proceeds from exercise of stock options	773	2,528
Common stock repurchased	(1,312)	—
Cancellation of shares for tax withholding	(197)	(48)
Tax benefit from stock-based awards	—	106
Cash dividend paid on common stock	(12,184)	(12,016)
Net cash provided by financing activities	241,311	132,583
Net (decrease) increase in cash and cash equivalents	(16,093)	2,265
Cash and cash equivalents, beginning of period	90,944	95,176
Cash and cash equivalents, end of period	$74,851	$97,441

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$23,802	$21,681
Income taxes, net	3,003	2,300
Transfer of loans to other real estate owned	765	1,074
Decrease in due to broker, investment purchases	(6)	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Glastonbury, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 65 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
Accounting Standards Issued but Not Yet Adopted
The following list identifies Account Standards Updates (“ASUs”) applicable to the Company that have been issued but are not yet effective:
Compensation
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 Compensation, Stock Compensation (Topic 718): Scope of Modified Accounting. This update amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for entities whose financial statements have not yet been issued or made available for issuance. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to include all other components of net benefit cost in a separate line item from the service cost. Employers will have to disclose the line used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted in the first financial statements issued for a fiscal year, provided all provisions of the ASU are adopted. This ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
Receivables
In March 2017, the FASB issued ASU No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of June 30, 2017, this ASU is expected to have an impact of reducing approximately $6.9 million of premiums to the Company’s Consolidated Financial Statements, with the offset being a reduction in retained earnings upon initial adoption.
Intangibles
In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the Goodwill Impairment Test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will simplify financial reporting since it eliminates that need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Currently, failing Step 1 of the goodwill impairment test did not necessarily result in impairment. However, under the new guidance, failing Step 1 will always result in impairment. This ASU will be applied prospectively, and is effective for public business entities that are U.S. Securities and Exchange Commission filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment test performed after January 1, 2017. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory as a part of the Board’s simplification initiative. Currently, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to third party or otherwise recovered through use. Under the new ASU, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset (DTA) or deferred tax liability (DTL), as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance does not apply to intra-entity transfers of inventory. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years (i.e., in the first quarter of 2018 for calendar year-end companies). Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowance. This ASU is expected to have an impact on the Company’s deferred tax recognition due to transfers between separate companies in the consolidated group however it is not expected to have a material financial statement impact on the Company’s Consolidated Financial Statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments as part of the consensus of the Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU clarifies whether the following items should be categorized as operating, investing or financing on the statement of cash flows; 1) debt prepayments and extinguishment costs, 2) settlement of zero-coupon debt, 3) settlement of contingent consideration. 4) insurance proceeds, 5)

settlement of corporate-owned like insurance (COLI) and bank-owned life insurance (BOLI) policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU is expected to have an impact on the disclosures in the Company’s Consolidated Statement of Cash Flows.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are US Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this Update may be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the provisions of ASU 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements. The Company expects the change in loss methodologies from an incurred loss model to an expected loss model to result in changes to the Consolidated Financial Statements. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The Company is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption will impact retained earnings through a one-time adjustment.
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This ASU consists of three sections: Section A- Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions. This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a whole-sale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e. calendar periods beginning on January 1, 2019), and interim periods therein. Early adoption will be permitted for all entities. It is required that to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. As of June 30, 2017, the future minimum lease commitments totaled $43.1 million. The Company does not expect the present value of the future lease payments to have a material impact on the Company’s Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09 Revenue From Contracts with Customers (Topic 606). This ASU consists of three sections: Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40); Section B-Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables; and Section C-Background Information and Basis for Conclusions. This ASU provides a revenue recognition framework for entities that either enter into a contract with customers to transfer goods or services or enter into a contract for the transfer of non-financial assets (unless the contracts are outside the scope of the standard). The standard permits the use of either the retrospective or cumulative effect transition method. Many amendments were made to help clarify the intention and scope of this ASU. This ASU is currently effective for periods after December 15, 2017, and interim and annual reporting periods thereafter. Since many of the Company’s revenue streams are scoped out of this revenue standard, the Company does not expect a material impact on its Consolidated Financial Statements. This ASU will continue to be evaluated as more issues relevant to the Banking Industry are addressed.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at June 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$223,169	$773	$(1,080)	$222,862
Government-sponsored residential collateralized debt obligations	188,610	808	(515)	188,903
Government-sponsored commercial mortgage-backed securities	25,663	37	(132)	25,568
Government-sponsored commercial collateralized debt obligations	155,798	239	(2,420)	153,617
Asset-backed securities	149,883	1,984	(271)	151,596
Corporate debt securities	85,198	988	(1,620)	84,566
Obligations of states and political subdivisions	239,735	1,084	(5,593)	235,226
Total debt securities	1,068,056	5,913	(11,631)	1,062,338
Marketable equity securities, by sector:
Banks	9,422	1,260	—	10,682
Industrial	109	70	—	179
Oil and gas	132	53	—	185
Total marketable equity securities	9,663	1,383	—	11,046
Total available-for-sale securities	$1,077,719	$7,296	$(11,631)	$1,073,384
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,301	$867	$(45)	$13,123
Government-sponsored residential mortgage-backed securities	1,491	139	—	1,630
Total held-to-maturity securities	$13,792	$1,006	$(45)	$14,753

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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
At June 30, 2017, the net unrealized loss on securities available for sale of $4.3 million, net of an income tax benefit of $1.5 million, or $2.8 million, was included in accumulated other comprehensive loss in the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at June 30, 2017 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	8,924	9,098	1,175	1,195
After 5 years through 10 years	82,258	82,376	1,100	1,055
After 10 years	233,751	228,318	10,026	10,873
	324,933	319,792	12,301	13,123
Government-sponsored residential mortgage-backed securities	223,169	222,862	1,491	1,630
Government-sponsored residential collateralized debt obligations	188,610	188,903	—	—
Government-sponsored commercial mortgage-backed securities	25,663	25,568	—	—
Government-sponsored commercial collateralized debt obligations	155,798	153,617	—	—
Asset-backed securities	149,883	151,596	—	—
Total debt securities	$1,068,056	$1,062,338	$13,792	$14,753
At June 30, 2017, the Company had securities with a fair value of $515.6 million pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity. At December 31, 2016, the Company had securities with a fair value of $510.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
For the three months ended June 30, 2017 and 2016, gross gains of $521,000 and $630,000 were realized on the sales of available-for-sale securities, respectively. There were gross losses of $426,000 and $263,000 realized on the sales of available-for-sale securities for the three months ended June 30, 2017 and 2016, respectively. For both the six months ended June 30, 2017 and 2016, gross gains of $2.3 million were realized on the sales of available-for-sale securities. There were gross losses of $1.7 million and $466,000 realized on the sale of available-for-sale securities for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of June 30, 2017, the fair value of the obligations of states and political subdivisions portfolio was $248.3 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $248.3 million, $107.8 million were representative of general obligation bonds for which $64.8 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$138,389	$(1,080)	$—	$—	$138,389	$(1,080)
Government-sponsored residential collateralized debt obligations	71,192	(489)	3,137	(26)	74,329	(515)
Government-sponsored commercial mortgage-backed securities	18,818	(132)	—	—	18,818	(132)
Government-sponsored commercial collateralized debt obligations	119,622	(2,247)	6,802	(173)	126,424	(2,420)
Asset-backed securities	33,231	(174)	2,326	(97)	35,557	(271)
Corporate debt securities	31,343	(483)	1,584	(1,137)	32,927	(1,620)
Obligations of states and political subdivisions	104,850	(3,233)	46,607	(2,360)	151,457	(5,593)
Total available-for-sale securities	$517,445	$(7,838)	$60,456	$(3,793)	$577,901	$(11,631)

Held to Maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$1,055	$(45)	$1,055	$(45)
Total held to maturity securities	$—	$—	$1,055	$(45)	$1,055	$(45)

December 31, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$156,000	$(2,236)	$—	$—	$156,000	$(2,236)
Government-sponsored residential collateralized debt obligations	109,468	(1,082)	6,691	(281)	116,159	(1,363)
Government-sponsored commercial mortgage-backed securities	23,808	(442)	—	—	23,808	(442)
Government-sponsored commercial collateralized debt obligations	128,238	(1,802)	—	—	128,238	(1,802)
Asset-backed securities	23,415	(163)	20,326	(825)	43,741	(988)
Corporate debt securities	43,990	(885)	3,335	(1,420)	47,325	(2,305)
Obligations of states and political subdivisions	156,891	(5,620)	41,136	(1,864)	198,027	(7,484)
Total debt securities	641,810	(12,230)	71,488	(4,390)	713,298	(16,620)
Marketable equity securities	19,002	(243)	—	—	19,002	(243)
Total available-for-sale securities	$660,812	$(12,473)	$71,488	$(4,390)	$732,300	$(16,863)

Held to Maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$1,070	$(35)	$1,070	$(35)
Total held to maturity securities	$—	$—	$1,070	$(35)	$1,070	$(35)

Of the available-for-sale securities summarized above as of June 30, 2017, 129 issues had unrealized losses equaling 1.5% of the amortized cost basis for less than twelve months and 26 issues had unrealized losses of 5.9% of the amortized cost basis for twelve months or more. There was one unrealized loss of $45,000 on a debt security held to maturity at June 30, 2017. As of December 31, 2016, 170 issues had unrealized losses equaling 1.9% of the cost basis for less than twelve months and 31 issues had unrealized losses equaling 5.8% of the amortized cost basis for twelve months or more.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of June 30, 2017 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2017.
Government-sponsored residential mortgage backed securities, residential collateralized debt obligations, commercial mortgage-backed securities, and commercial collateralized debt obligations.  The unrealized losses on certain securities within the Company’s government-sponsored mortgage-backed and collateralized debt obligation portfolios were caused by the continued increase in prepayment speeds relative to the prepayment expectations at the time of purchase. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities.  The unrealized losses on certain securities within the Company’s asset-backed securities portfolio were largely driven by slight increases in the spreads of certain managers over comparable securities’ managers relative to the time of purchase.  Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
Corporate debt securities. The unrealized losses on corporate debt securities is primarily related to one pooled trust preferred security, Preferred Term Security XXVIII, Ltd (“PRETSL XXVIII”). The unrealized loss on this security is caused by the low interest rate environment; the security reprices quarterly at the 3-month LIBOR rate and the security’s spread is low, as compared to market spreads on similar newly issued securities that have increased. No loss of principal is projected. Based on the existing credit profile, management does not believe that this security has suffered from any credit related losses. The unrealized loss on the remainder of the corporate credit portfolio has been driven primarily by an upward shift in rates relative to the time of purchase.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to 69 securities, with no geographic concentration. The unrealized loss was largely due to an upward shift in the rates relative to the time of purchase of certain securities.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$429,848	8.5%	$416,718	8.5%
Investor non-owner occupied	1,761,940	34.9	1,705,319	34.8
Construction	74,980	1.5	98,794	2.0
Total commercial real estate loans	2,266,768	44.9	2,220,831	45.3

Commercial business loans	792,918	15.7	724,557	14.8

Consumer loans:
Residential real estate	1,172,540	23.2	1,156,227	23.6
Home equity	538,130	10.6	536,772	11.0
Residential construction	46,117	0.9	53,934	1.1
Other consumer	237,708	4.7	209,393	4.2
Total consumer loans	1,994,495	39.4	1,956,326	39.9
Total loans	5,054,181	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	15,413		11,636
Allowance for loan losses	(45,062)		(42,798)
Loans - net	$5,024,532		$4,870,552
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
At June 30, 2017, the Company had a loan loss allowance of $45.1 million, or 0.89%, of total loans as compared to a loan loss allowance of $42.8 million, or 0.87%, of total loans at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity, and other consumer. Management uses a rolling average of historical losses based on a three-year loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards; experience and depth of lending; changes in weighted average risk ratings; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and therefore are not covered by the allowance for loan losses. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in establishing the allowance for loan losses. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2017.
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
The following table presents the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
June 30, 2017
Loans rated 1-5	$405,894	$1,723,572	$119,345	$769,539	$1,156,057	$531,565	$236,790
Loans rated 6	2,800	10,004	1,465	3,117	942	—	—
Loans rated 7	21,154	28,364	287	20,262	15,541	6,565	918
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$429,848	$1,761,940	$121,097	$792,918	$1,172,540	$538,130	$237,708

December 31, 2016
Loans rated 1-5	$388,389	$1,656,256	$150,411	$698,458	$1,139,662	$531,359	$207,193
Loans rated 6	7,139	18,040	204	7,466	1,267	—	—
Loans rated 7	21,190	31,023	2,113	18,633	15,298	5,413	2,200
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393

Activity in the allowance for loan losses for the periods ended June 30, 2017 and 2016 were as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2017
Balance, beginning of period	$3,818	$14,715	$1,857	$9,151	$7,629	$2,910	$1,788	$1,436	$43,304
Provision (credit) for loan losses	(33)	907	(125)	651	336	142	314	100	2,292
Loans charged off	(99)	(175)	(30)	(250)	(177)	(59)	(252)	—	(1,042)
Recoveries of loans previously charged off	—	90	—	307	40	13	58	—	508
Balance, end of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062

Three Months Ended June 30, 2016
Balance, beginning of period	$2,841	$13,257	$1,838	$6,374	$7,773	$2,413	$179	$825	$35,500
Provision for loan losses	426	569	176	647	471	270	881	184	3,624
Loans charged off	(56)	(254)	—	(335)	(337)	(166)	(417)	—	(1,565)
Recoveries of loans previously charged off	56	74	—	208	—	15	49	—	402
Balance, end of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961

Six Months Ended June 30, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	20	986	(49)	1,692	302	398	1,151	80	4,580
Loans charged off	(99)	(417)	(162)	(953)	(368)	(278)	(739)	—	(3,016)
Recoveries of loans previously charged off	—	99	—	390	40	28	143	—	700
Balance, end of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062

Six Months Ended June 30, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,175	1,505	119	1,287	570	447	994	215	6,312
Loans charged off	(138)	(796)	—	(556)	(517)	(357)	(539)	—	(2,903)
Recoveries of loans previously charged off	56	78	—	336	53	51	91	—	665
Balance, end of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2017 and December 31, 2016 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2017
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$511	$123	$1	$—	$—	$635
Allowance related to loans collectively evaluated and not deemed impaired	3,686	15,537	1,702	9,125	7,705	3,005	1,908	1,536	44,204
Allowance related to loans acquired with deteriorated credit quality	—	—	—	223	—	—	—	—	223
Total allowance for loan losses	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062

Loans deemed impaired	$2,847	$11,066	$1,206	$8,249	$17,338	$8,347	$1,130	$—	$50,183
Loans not deemed impaired	427,001	1,750,617	119,891	783,360	1,155,202	529,783	234,789	—	5,000,643
Loans acquired with deteriorated credit quality	—	257	—	1,309	—	—	1,789	—	3,355
Total loans	$429,848	$1,761,940	$121,097	$792,918	$1,172,540	$538,130	$237,708	$—	$5,054,181

December 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$646	$68	$—	$—	$—	$714
Allowance related to loans collectively evaluated and not deemed impaired	3,765	14,869	1,913	7,862	7,786	2,858	1,353	1,456	41,862
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Loans deemed impaired	$3,331	$9,949	$3,325	$7,812	$16,563	$6,910	$2,220	$—	$50,110
Loans not deemed impaired	413,387	1,694,190	149,403	715,436	1,139,664	529,862	205,136	—	4,847,078
Loans acquired with deteriorated credit quality	—	1,180	—	1,309	—	—	2,037	—	4,526
Total loans	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393	$—	$4,901,714
Management has established the allowance for loan loss in accordance with GAAP at June 30, 2017 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2017 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2017 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2017 and December 31, 2016, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
June 30, 2017
Owner-occupied CRE	$705	$282	$1,513	$2,500	$—	$2,265
Investor CRE	1,143	539	2,665	4,347	—	4,422
Construction	—	—	287	287	—	287
Commercial business loans	1,132	1,909	3,862	6,903	1,831	3,542
Residential real estate	28	1,549	6,094	7,671	—	14,559
Home equity	2,500	380	3,451	6,331	—	6,529
Other consumer	1,238	120	1,158	2,516	241	919
Total	$6,746	$4,779	$19,030	$30,555	$2,072	$32,523

December 31, 2016
Owner-occupied CRE	$482	$15	$1,667	$2,164	$—	$2,733
Investor CRE	2,184	697	3,260	6,141	—	4,858
Construction	709	—	1,933	2,642	—	2,138
Commercial business loans	3,289	41	2,373	5,703	38	2,409
Residential real estate	2,826	22	7,863	10,711	308	14,393
Home equity	2,232	722	2,797	5,751	56	5,330
Other consumer	838	379	1,095	2,312	348	2,202
Total	$12,560	$1,876	$20,988	$35,424	$750	$34,063
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At June 30, 2017 and December 31, 2016, loans reported as past due 90 days or more and still accruing represent loans which carry a U.S. Government guarantee and therefore, all contractual amounts have been determined to be collectible in full.

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,847	$3,621	$—	$3,331	$4,107	$—
Investor CRE	11,066	11,531	—	9,949	10,601	—
Construction	1,206	1,247	—	3,325	5,051	—
Commercial business loans	6,249	7,701	—	3,742	4,856	—
Residential real estate	15,715	18,998	—	15,312	18,440	—
Home equity	8,095	9,084	—	6,910	7,864	—
Other consumer	1,130	1,866	—	2,220	2,220	—
Total	46,308	54,048	—	44,789	53,139	—

Impaired loans with a valuation allowance:
Commercial business loans	2,000	2,000	511	4,070	4,168	646
Residential real estate	1,623	1,657	123	1,251	1,267	68
Home equity	252	256	1	—	—	—
Total	3,875	3,913	635	5,321	5,435	714
Total impaired loans	$50,183	$57,961	$635	$50,110	$58,574	$714
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,919	$29	$4,358	$77
Investor CRE	10,370	118	11,598	160
Construction	1,950	10	4,737	54
Commercial business loans	8,276	90	14,085	221
Residential real estate	17,707	184	16,799	261
Home equity	7,893	59	5,291	55
Other consumer	1,229	—	767	1
Total	$50,344	$490	$57,635	$829

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$3,056	$60	$4,251	$241
Investor CRE	10,230	206	12,373	107
Construction	2,408	22	4,711	74
Commercial business loans	8,121	234	13,735	337
Residential real estate	17,326	396	16,310	371
Home equity	7,565	117	5,280	85
Other consumer	1,559	—	514	1
Total	$50,265	$1,035	$57,174	$1,216
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
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$17,660	$16,048
Non-accrual status	7,475	7,304
Total recorded investment in TDRs	$25,135	$23,352

Accruing TDRs performing under modified terms more than one year	$7,266	$10,020
Specific reserves for TDRs included in the balance of allowance for loan losses	$635	$714
Additional funds committed to borrowers in TDR status	$—	$3

Loans restructured as TDRs during the three and six months ended June 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended			Six Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
June 30, 2017
Investor CRE	1	$5,038	$5,038	1	$5,038	$5,038
Commercial business	1	—	—	3	247	247
Residential real estate	3	522	522	3	522	522
Home equity	4	176	176	14	1,472	1,479
Total TDRs	9	$5,736	$5,736	21	$7,279	$7,286

June 30, 2016
Owner-occupied CRE	—	$—	$—	5	$654	$666
Construction	—	—	—	2	67	67
Commercial business	2	93	82	5	2,584	2,573
Residential real estate	5	549	550	9	943	944
Home equity	1	46	46	9	452	454
Total TDRs	8	$688	$678	30	$4,700	$4,704

The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended June 30,
	2017				2016
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$5,038	$—	$—	$46	$—
Commercial business	—	—	—	—	—	—	—	93
Residential real estate	155	220	147	—	—	361	188	—
Home equity	—	149	27	—	—	—	—	—
Total	$155	$369	$174	$5,038	$—	$361	$234	$93

	Six Months Ended June 30,
	2017				2016
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$—	$—	$—	$—	$510	$86	$—	$58
Investor CRE	—	—	—	5,038	—	—	—	—
Construction	—	—	—	—	23	44	—	—
Commercial business	—	—	—	247	2,000	143	348	93
Residential real estate	155	220	147	—	—	382	561	—
Home equity	312	446	714	—	—	336	116	—
	$467	$666	$861	$5,285	$2,533	$991	$1,025	$151
The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Commercial business	—	$—	1	$442
Residential real estate	—	—	2	437
Home equity	1	63	—	—
Total	1	$63	3	$879
The majority of restructured loans were on accrual status as of June 30, 2017 and December 31, 2016. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.10 billion and $1.05 billion as of June 30, 2017 and December 31, 2016, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.

The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2017 and December 31, 2016 was determined using pretax internal rates of return ranging from 9.4% to 11.5% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 175 and 166, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and six months ended June 30, 2017, the Company received servicing income of $534,000 and $1.1 million, compared to $437,000 and $877,000, for the same periods in 2016, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$10,284	$6,271	$10,104	$7,074
Change in fair value recognized in net income	(670)	(371)	(930)	(1,686)
Issuances	558	689	998	1,201
Fair value of mortgage servicing rights at end of period	$10,172	$6,589	$10,172	$6,589

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(1,604)
Balance at December 31, 2016	$115,281	$5,902
Amortization expense	—	(738)
Balance at June 30, 2017	$115,281	$5,164

Estimated amortization expense for the years ending December 31,
2017 (remaining six months)		$673
2018		1,219
2019		1,026
2020		834
2021		642
2022 and thereafter		770
Total remaining		$5,164

On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $353,000 and $401,000 for the three months ended June 30, 2017 and 2016, respectively, and was $738,000 and $834,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston (“FHLBB”) Advances
The Company is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2017 and December 31, 2016 are summarized below:

	June 30, 2017		December 31, 2016
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2017	$678,000	1.28%	$803,000	0.94%
2018	199,285	1.44	139,792	1.48
2019	45,000	1.57	20,000	1.45
2020	33,000	1.79	33,000	0.86
2021	—	—	30,000	0.59
Thereafter	33,933	1.15	19,182	0.89
	$989,218	1.34%	$1,044,974	1.01%
The total carrying value of FHLBB advances at June 30, 2017 was $990.2 million, which includes a remaining fair value adjustment of $989,000 on acquired advances. At December 31, 2016, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $1.7 million.
At June 30, 2017, five advances totaling $73.0 million with interest rates ranging from 0.99% to 4.39%, which are scheduled to mature between 2017 and 2032, are callable by the FHLBB. Advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $1.52 billion and $1.41 billion at June 30, 2017 and December 31, 2016, respectively.
In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at June 30, 2017 and December 31, 2016. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At June 30, 2017, the Company could borrow immediately an additional $445.3 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$79,835	$79,716
Wholesale repurchase agreements	50,000	20,000
Customer repurchase agreements	14,603	18,897
Other	4,173	4,294
Total other borrowings	$148,611	$122,907
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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.0 million at June 30, 2017. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of June 30, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
June 30, 2017
Repurchase Agreements
U.S. Agency Securities	$14,603	$30,000	$20,000	$—	$64,603

December 31, 2016
Repurchase Agreements
U.S. Agency Securities	$18,897	$—	$20,000	$—	$38,897
As of June 30, 2017 and December 31, 2016, advances outstanding under wholesale reverse repurchase agreements totaled $50.0 million and $20.0 million, respectively. The outstanding advances at June 30, 2017 consisted of three individual borrowings with remaining terms of two years or less and a weighted average cost of 1.86%. The outstanding advances at December 31, 2016 consisted of two individual borrowings with remaining terms of three years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $54.4 million and $23.8 million as collateral for these borrowings at June 30, 2017 and December 31, 2016, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of June 30, 2017 and December 31, 2016, retail repurchase agreements totaled $14.6 million and $18.9 million, respectively. The Company pledged investment securities with a market value of $30.0 million and $28.5 million as collateral for these borrowings at June 30, 2017 and December 31, 2016, respectively.
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
Other
At June 30, 2017 and December 31, 2016 other borrowings consist of capital lease obligations. The Company has capital lease obligations for three of its leased banking branches.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $361.4 million at a cost of 1.06% at June 30, 2017 and $367.4 million at a cost of 0.58% at December 31, 2016. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.

Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at June 30, 2017 and December 31, 2016.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2017 and December 31, 2016 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	6.86	TBD	(1)	2.43%		$(1,517)
Interest rate swaps	215,000	3.08	1.20%		1.83%		(2,824)
Fair value hedges:
Interest rate swaps	20,000	0.52	1.10%		1.27%	(2)	(38)
Non-hedging derivatives:
Forward loan sale commitments	198,156	0.00					199
Derivative loan commitments	45,122	0.00					656
Interest rate swap	7,500	9.04					(574)
Loan level swaps - dealer(3)	562,009	6.65	2.54%		3.38%		(7,902)
Loan level swaps - borrowers(3)	562,009	6.65	3.38%		2.54%		7,883
Total	$1,709,796						$(4,117)

December 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.36	TBD	(1)	2.43%		$(483)
Interest rate swaps	240,000	3.24	0.91%		1.74%		(2,719)
Fair value hedges:
Interest rate swaps	35,000	0.72	1.04%		0.82%	(2)	1
Non-hedging derivatives:
Forward loan sale commitments	61,991	0.00					153
Derivative loan commitments	30,239	0.00					421
Interest rate swap	7,500	9.54					(660)
Loan level swaps - dealer(3)	468,417	7.75	2.42%		3.84%		(4,888)
Loan level swaps - borrowers(3)	468,417	7.75	3.84%		2.42%		4,869
Total	$1,411,564						$(3,306)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.4 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2017, the Company had eight outstanding interest rate derivatives with a notional value of $315.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and six months ended June 30, 2017 and 2016, the Company recognized a negligible net reduction to interest expense.
As of June 30, 2017, the Company had two outstanding interest rate derivatives with a notional amount of $20.0 million that were designated as a fair value hedge of interest rate risk.
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
As of June 30, 2017, the Company had eighty-one borrower-facing interest rate derivatives with an aggregate notional amount of $562.0 million and eighty-one broker derivatives with an aggregate notional value amount of $562.0 million related to this program.
As of June 30, 2017, the Company had four risk participation agreements with three counterparties related to a loan level interest rate swap with four of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. One agreement has credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At June 30, 2017, the notional amount of this risk participation agreement was $6.0 million, reflecting the counterparty participation of 33.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At June 30, 2017, the notional amount of the remaining three risk participation agreements was $25.0 million, reflecting the counterparty participation level of 36.52%.

Mortgage Servicing Rights Interest Rate Swap
As of June 30, 2017, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.

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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2017 and December 31, 2016:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2017	Dec 31, 2016	Balance Sheet Location	Jun 30, 2017	Dec 31, 2016
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$118	$246	Other Liabilities	$4,459	$3,448
Interest rate swap - fair value hedge	Other Assets	—	18	Other Liabilities	38	17
Total derivatives designated as hedging instruments		$118	$264		$4,497	$3,465
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$310	$204	Other Liabilities	$111	$51
Derivative loan commitments	Other Assets	656	421		—	—
Interest rate swap		—	—	Other Liabilities	574	660
Interest rate swap - with customers	Other Assets	10,582	7,864	Other Liabilities	2,699	2,995
Interest rate swap - with counterparties	Other Assets	2,686	2,981	Other Liabilities	10,588	7,869
Total derivatives not designated as hedging		$14,234	$11,470		$13,972	$11,575

Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and six months ended June 30, 2017 and 2016:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$(2,100)	$(3,139)	$(1,942)	$(11,436)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$(363)	$561	$(803)	$1,180

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and six months ended June 30, 2017 and 2016:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$(3)	$24	$(39)	$173

		Amount of Gain (Loss) Recognized in Income from Hedged Items
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$—	$(24)	$37	$(173)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(102)	$637	$236	$1,316
Mortgage servicing rights derivative	94	—	86	—
Forward loan sale commitments	884	(332)	46	(601)
Interest rate swaps	(2)	(8)	—	40
	$874	$297	$368	$755

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
As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.2 million. As of June 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $198.1 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of June 30, 2017, there were 2,910,144 shares available for future grants under the 2015 Plan.
For the six-month period ended June 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $71,000 with a related tax benefit of $26,000 and $1.4 million with a related tax benefit of $510,000, respectively. Of the total expense amount for the six-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $279,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.2 million. For the six-month period ended June 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $59,000 with a related tax benefit of $21,000 and $964,000 with a related tax benefit of $347,000, respectively.
For the three-month period ended June 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $34,000 with a related tax benefit of $12,000 and $754,000 with a related tax benefit of $272,000, respectively. Of the total expense amount for the three-month period ended June 30, 2017, the amount of Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $176,000, and the amount for officer stock-based compensation expense recognized ( in the Consolidated Statement of Net Income as salaries and employee benefit expense) was $613,000. For the three-month period ended June 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $28,000 with a related tax benefit of $10,000 and $495,000 with a related tax benefit of $178,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the six months ended June 30, 2017:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,936,453	$11.21
Granted	—	—
Exercised	(74,522)	10.38		$0.6
Forfeited or expired	—	—
Outstanding at June 30, 2017	1,861,931	$11.24	4.7	$10.1
Stock options vested and exercisable at June 30, 2017	1,841,828	$11.22	4.7	$10.1
As of June 30, 2017, the unrecognized cost related to outstanding stock options was $37,000 and will be recognized over a weighted-average period of 2.0 years.
There were no stock options granted during the six months ended June 30, 2017 and 2016.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the six months ended June 30, 2017.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the six months ended June 30, 2017, the Company issued 2,517 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the six months ended June 30, 2017, the weighted-average grant date fair value was $17.86 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	438,806	$14.23
Granted	2,517	17.86
Vested	(35,744)	13.29
Forfeited	(1,419)	13.22
Unvested as of June 30, 2017	404,160	$14.34
As of June 30, 2017, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”)borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.2 million at June 30, 2017 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 24 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended June 30, 2017 and 2016, ESOP compensation expense was $97,000 and $74,000. For the six months ended June 30, 2017 and 2016, ESOP compensation expense was $197,000 and $140,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

June 30, 2017
Allocated shares	1,198,052
Shares allocated for release	11,407
Unreleased shares	536,109
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$9,138

Note 9.	Regulatory Matters

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
As of June 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
June 30, 2017
Total capital to risk weighted assets	$638,997	12.0%	$425,998	8.0%	$532,498	10.0%
Common equity tier 1 capital to risk weighted assets	592,155	11.1	240,063	4.5	346,757	6.5
Tier 1 capital to risk weighted assets	592,155	11.1	320,084	6.0	426,778	8.0
Tier 1 capital to total average assets	592,155	8.9	266,137	4.0	332,671	5.0
December 31, 2016
Total capital to risk weighted assets	$619,020	12.1%	$409,269	8.0%	$511,587	10.0%
Common equity tier 1 capital to risk weighted assets	574,632	11.2	230,879	4.5	333,492	6.5
Tier 1 capital to risk weighted assets	574,632	11.2	307,839	6.0	410,451	8.0
Tier 1 capital to total average assets	574,632	9.0	255,392	4.0	319,240	5.0

United Financial Bancorp, Inc.
June 30, 2017
Total capital to risk weighted assets	$691,222	12.9%	$428,665	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	569,380	10.6	241,718	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	569,380	10.6	322,291	6.0	N/A	N/A
Tier 1 capital to total average assets	569,380	8.5	267,944	4.0	N/A	N/A
December 31, 2016
Total capital to risk weighted assets	$668,816	13.0%	$411,579	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	549,428	10.7	231,068	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	549,428	10.7	308,090	6.0	N/A	N/A
Tier 1 capital to total average assets	549,428	8.6	255,548	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of June 30, 2017 and December 31, 2016, $96.8 million and $79.8 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,647)	$(7,936)
Tax effect	2,755	2,859
Net-of-tax amount	(4,892)	(5,077)
Securities available for sale:
Net unrealized loss	(4,335)	(12,845)
Tax effect	1,560	4,617
Net-of-tax amount	(2,775)	(8,228)
Interest rate swaps:
Net unrealized loss	(4,341)	(3,202)
Tax effect	1,564	1,154
Net-of-tax amount	(2,777)	(2,048)
	$(10,444)	$(15,353)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Net income available to common stockholders	$16,200	$9,058	$29,926	$20,952
Weighted-average common shares outstanding	50,757,061	50,186,134	50,780,091	50,088,859
Less: average number of unallocated ESOP award shares	(539,849)	(562,662)	(542,685)	(565,514)
Weighted-average basic shares outstanding	50,217,212	49,623,472	50,237,406	49,523,345
Dilutive effect of stock options	621,879	323,167	649,718	279,334
Weighted-average diluted shares	50,839,091	49,946,639	50,887,124	49,802,679
Net income per share:
Basic	$0.32	$0.18	$0.60	$0.42
Diluted	$0.32	$0.18	$0.59	$0.42
There were no anti-dilutive stock options during the three months and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted net income per share were 625,273 and 684,796, respectively. Stock options were anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $152.7 million and $61.9 million at June 30, 2017 and December 31, 2016, respectively. The aggregate fair value of these loans as of the same dates was $157.5 million and $62.5 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2017 and December 31, 2016.
The following table presents the gains in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage loans held for sale	$1,639	$10	$2,776	$40
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2017 and 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$222,862	$—	$222,862	$—
Government-sponsored residential collateralized debt obligations	188,903	—	188,903	—
Government-sponsored commercial mortgage-backed securities	25,568	—	25,568	—
Government-sponsored commercial collateralized debt obligations	153,617	—	153,617	—
Asset-backed securities	151,596	—	—	151,596
Corporate debt securities	84,566	—	82,982	1,584
Obligations of states and political subdivisions	235,226	—	235,226	—
Marketable equity securities	11,046	364	10,682	—
Total available-for-sale securities	$1,073,384	$364	$919,840	$153,180

Mortgage loan derivative assets	$966	$—	$966	$—
Mortgage loan derivative liabilities	111	—	111	—
Loans held for sale	157,487	—	157,487	—
Mortgage servicing rights	10,172	—	—	10,172
Interest rate swap assets	13,386	—	13,386	—
Interest rate swap liabilities	18,358	—	18,358	—

December 31, 2016
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$179,548	$—	$179,548	$—
Government-sponsored residential collateralized-debt obligations	183,260	—	183,260	—
Government-sponsored commercial mortgage-backed securities	26,530	—	26,530	—
Government-sponsored commercial collateralized-debt obligations	162,927	—	162,927	—
Asset-backed securities	166,967	—	13,087	153,880
Corporate debt securities	75,015	—	73,423	1,592
Obligations of states and political subdivisions	216,376	—	216,376	—
Marketable equity securities	32,788	375	32,413	—
Total available-for-sale securities	$1,043,411	$375	$887,564	$155,472

Mortgage loan derivative assets	$625	$—	$625	$—
Mortgage loan derivative liabilities	51	—	51	—
Loans held for sale	62,517	—	62,517	—
Mortgage servicing rights	10,104	—	—	10,104
Interest rate swap assets	11,109	—	11,109	—
Interest rate swap liabilities	14,989	—	14,989	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$152,479	$144,206	$155,472	$146,070
Purchases (sales)	3,550	(1,000)	(251)	(1,000)
Principal payments and net accretion	(2,641)	(163)	(2,780)	(478)
Total realized gains (losses) included in earnings	338	(150)	497	(150)
Total unrealized gains (losses) included in other comprehensive income/loss	(546)	2,241	242	692
Balance at end of period	$153,180	$145,134	$153,180	$145,134

Balance of mortgage servicing rights, at beginning of period	$10,284	$6,271	$10,104	$7,074
Issuances	558	689	998	1,201
Change in fair value recognized in net income	(670)	(371)	(930)	(1,686)
Balance at end of period	$10,172	$6,589	$10,172	$6,589
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 18.5% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at June 30, 2017:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$151,596	Discounted Cash Flow	Discount Rates	2.9% - 4.1% (4.13%)
			Cumulative Default %	4.8% - 9.5% (9.10%)
			Loss Given Default	1.4% - 3.0% (2.86%)

Corporate debt - pooled trust	$1,584	Discounted Cash Flow	Discount Rate	7.0% (7.0%)
preferred security			Cumulative Default %	2.7% - 41.3% (12.54%)
			Loss Given Default	85% - 100% (93.9%)
			Cure Given Default	75% - 75% (75.0%)

Mortgage servicing rights	$10,172	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.4%)
			Cost to Service	$50 - $110 ($62.91)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2017
Impaired loans	$3,611	$—	$—	$3,611
Other real estate owned	1,770	—	—	1,770
Total	$5,381	$—	$—	$5,381
December 31, 2016
Impaired loans	$5,100	$—	$—	$5,100
Other real estate owned	1,890	—	—	1,890
Total	$6,990	$—	$—	$6,990
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
Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans	$(55)	$(282)	$(778)	$(467)
Other real estate owned	(138)	(4)	(171)	(4)
Total	$(193)	$(286)	$(949)	$(471)
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

As of June 30, 2017 and December 31, 2016, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017
Financial assets:
Cash and cash equivalents	$74,851	$74,851	$—	$—	$74,851
Available-for-sale securities	1,073,384	364	919,840	153,180	1,073,384
Held-to-maturity securities	13,792	—	14,753	—	14,753
Loans held for sale	157,487	—	157,487	—	157,487
Loans receivable-net	5,024,532	—	—	5,016,315	5,016,315
FHLBB stock	54,760	—	—	54,760	54,760
Accrued interest receivable	19,751	—	—	19,751	19,751
Derivative assets	14,352	—	14,352	—	14,352
Mortgage servicing rights	10,172	—	—	10,172	10,172
Financial liabilities:
Deposits	4,993,479	—	—	4,992,375	4,992,375
Mortgagors’ and investors’ escrow accounts	15,045	—	—	15,045	15,045
FHLBB advances and other borrowings	990,206	—	1,140,409	—	1,140,409
Derivative liabilities	18,469	—	18,469	—	18,469

December 31, 2016
Financial assets:
Cash and cash equivalents	$90,944	$90,944	$—	$—	$90,944
Available-for-sale securities	1,043,411	375	887,564	155,472	1,043,411
Held-to-maturity securities	14,038	—	14,829	—	14,829
Loans held for sale	62,517	—	62,517	—	62,517
Loans receivable-net	4,870,552	—	—	4,895,638	4,895,638
FHLBB stock	53,476	—	—	53,476	53,476
Accrued interest receivable	18,771	—	—	18,771	18,771
Derivative assets	11,734	—	11,734	—	11,734
Mortgage servicing rights	10,104	—	—	10,104	10,104
Financial liabilities:
Deposits	4,711,172	—	—	4,711,774	4,711,774
Mortgagors’ and investors’ escrow accounts	13,354	—	—	13,354	13,354
FHLBB advances and other borrowings	1,169,619	—	1,167,066	—	1,167,066
Derivative liabilities	15,040	—	15,040	—	15,040
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$239,545	$197,070
Undisbursed construction loans	138,667	90,149
Undisbursed home equity lines of credit	389,821	364,421
Undisbursed commercial lines of credit	397,251	382,018
Standby letters of credit	15,144	13,588
Unused credit card lines	14,505	12,327
Unused checking overdraft lines of credit	1,527	1,465
Total	$1,196,460	$1,061,038
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $34.3 million at June 30, 2017 and is included in other assets in the consolidated statement of condition. At June 30, 2017, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $18.4 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2017.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and present business environment. Management believes accuracy, transparency and clarity are the primary goals of successful financial reporting. Management remains committed to transparency in the Company’s financial reporting, providing the Company’s stockholders with informative financial disclosures and presenting an accurate view of the Company’s financial disclosures, financial position and operating results.
The MD&A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following sections are included in the MD&A:

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
Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.88 billion and stockholders’ equity of $679.5 million at June 30, 2017.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 53 banking offices, commercial loan production offices, mortgage loan production offices, 65 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com).
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

Our Objectives
The Company seeks to grow organically and through strategic mergers/acquisitions as well as to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Invest in people, systems, and technology to grow revenue and improve customer experience while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings, grow tangible book value, and pay dividends. Achieve more revenue into non-interest income and core fee income.
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
Critical Accounting Estimates
The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP.
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
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity, and other consumer. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and are therefore not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in the covered portfolio in establishing the allowance for loan losses.
Although management believes it uses appropriate available information to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation.

Other-than-Temporary Impairment of Securities
The Company maintains a securities portfolio that is classified into two major categories: available-for-sale and held-to-maturity. Securities available-for-sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Management determines the classifications of a security at the time of purchase.
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available-for-sale securities or held-to-maturity securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for equity securities and for debt securities that have an identified credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income.
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
At June 30, 2017, derivative assets and liabilities were $14.4 million and $18.5 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at June 30, 2017 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income of $16.2 million, or $0.32 per diluted share, was recorded for three months ended June 30, 2017, compared to net income of $9.1 million, or $0.18 per diluted share, for the same period in 2016. Net income for the six months ended June 30, 2017 was $29.9 million, or $0.59 per diluted share, compared to $21.0 million, or $0.42 per diluted share, for the same period in 2016.
Net interest income increased $4.8 million and $5.7 million for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to balance sheet growth which was mostly comprised of strong loan originations and, to a lesser extent, loan portfolio purchases. The Company intends to increase the level of owner-occupied commercial real estate loans while selectively originating investor non-owner occupied commercial real estate loans to generate more favorable risk-adjusted returns and protect the net interest margin in a flat yield curve interest rate environment. Loans held for sale grew due to increased originations in the spring market coupled with the Company’s strategy to hold loans longer before sale in the secondary market. Balance sheet growth was also attributed to the increase in investment securities as the Company began to reinvest security cash flows focused on extending portfolio duration, primarily in mortgage-backed securities and collateralized loan obligation securities. Total interest and dividend income increased $6.9 million and $8.5 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. These increases were partially offset by increases in interest expense of $2.1 million and $2.8 million compared to the same periods in 2016. The Company’s tax-equivalent net interest margin for the three and six months ended June 30, 2017 was 3.04% and 3.03%, respectively, an increase of 13 basis points and five basis points, respectively, over the same periods in 2016.
Non-interest income increased $2.9 million and $4.7 million to $9.5 million and $18.0 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases in both periods were due primarily to an increase in service charges and fees as a result of increased loan swap fee income, as well as increased revenue generated from the Company’s investment advisory subsidiary. The increases, to a lesser extent, were also due to the Company recording lower impairment charges on its partnership investments.
Non-interest expense increased $298,000 to $35.0 million for the three months ended June 30, 2017, compared to $34.7 million for the same period in 2016. The largest increase in non-interest expense for the three months ended June 30, 2017 was in other expenses, due to increased expenses related to computer software and maintenance as a result of technology investments, increased loan swap fees as the Company entered into more swaps in the three months ended June 30, 2017 versus the same period in 2016, and an increase in the provision for off balance sheet items due to an increase in total loan commitments. These increases were offset by decreases in salaries and employee benefits due to severance payments made in the prior year period and decreased commissions and incentives on product sales, decreases in service bureau fees due to the implementation of chip-enabled cards in the prior year period, and decreases in FDIC insurance assessments as a result of decreases in the assessment rate. Non-interest expense increased $1.2 million to $69.7 million for the six months ended June 30, 2017, compared to $68.4 million for the same period in 2016. The biggest driver of the increase in the six month period of 2017 was salaries and benefits as a result of increased bonus expense driven by the Company’s financial results and reaching certain corporate goals, as well as higher restricted stock expense related to awards granted in November 2016. The increases in non-interest expense were offset primarily by a decrease in FHLBB prepayment penalties, as the Company did not record any penalties in the six months ended June 30, 2017 compared to the previous year period as a result of the Company’s implementation of the investment portfolio optimization strategy.
The asset quality of our loan portfolio has remained strong. At June 30, 2017 and December 31, 2016, the allowance for loan losses to total loans ratio was 0.89% and 0.87%, and the allowance for loan losses to non-performing loans ratio was 138.55% and 125.64%, respectively. The ratio of non-performing loans to total loans was 0.64% and 0.69% at June 30, 2017 and December 31, 2016, respectively. A provision for loan losses of $2.3 million and $4.6 million was recorded for the three and six months ended June 30, 2017, compared to $3.6 million and $6.3 million for the same prior year periods, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.32	$0.18	$0.60	$0.42
Diluted net income per share	0.32	0.18	0.59	0.42
Dividends declared per share	0.12	0.12	0.24	0.24
Key Statistics:
Total revenue	$55,804	$48,028	$108,606	$98,157
Total expense	34,979	34,681	69,674	68,444
Key Ratios (annualized):
Return on average assets	0.96%	0.57%	0.90%	0.66%
Return on average equity	9.66%	5.71%	9.01%	6.64%
Tax-equivalent net interest margin	3.04%	2.91%	3.03%	2.98%
Non-interest expense to average assets	2.06%	2.19%	2.09%	2.17%
Cost of interest-bearing deposits	0.73%	0.66%	0.70%	0.66%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$25,048	$32,310	$25,048	$32,310
Troubled debt restructures - non-accruing	7,475	6,713	7,475	6,713
Total non-performing loans	32,523	39,023	32,523	39,023
Other real estate owned	1,770	702	1,770	702
Total non-performing assets	$34,293	$39,725	$34,293	$39,725
Asset Quality Ratios:
Non-performing loans to total loans	0.64%	0.82%	0.64%	0.82%
Non-performing assets to total assets	0.50%	0.62%	0.50%	0.62%
Allowance for loan losses to non-performing loans	138.55%	97.28%	138.55%	97.28%
Allowance for loan losses to total loans	0.89%	0.80%	0.89%	0.80%
Non-GAAP Ratio:
Efficiency ratio (1)	59.49%	65.41%	61.64%	64.23%

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

The following is a calculation of our efficiency ratio for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Efficiency Ratio:
Non-Interest Expense (GAAP)	$34,979	$34,681	$69,674	$68,444
Non-GAAP adjustments:
Other real estate owned expense	(305)	(63)	(396)	(98)
Effect of position eliminations	—	(1,403)	—	(1,403)
FHLBB prepayment penalties	—	—	—	(1,454)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$34,674	$33,215	$69,278	$65,489

Net Interest Income (GAAP)	$46,328	$41,496	$90,625	$84,898
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	1,943	1,616	3,636	3,181

Non-Interest Income (GAAP)	9,476	6,532	17,981	13,259
Non-GAAP adjustments:
Net gain on sales of securities	(95)	(367)	(552)	(1,819)
Net loss on limited partnership investments	638	1,504	718	2,440
BOLI claim benefit	—	—	(8)	—
Total Revenue for Efficiency Ratio (non-GAAP)	$58,290	$50,781	$112,400	$101,959

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	59.49%	65.41%	61.64%	64.23%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2017 and 2016. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,297,558	$10,839	3.34%	$1,199,406	$9,725	3.24%
Commercial real estate loans	2,153,938	21,837	4.01	2,028,659	20,910	4.08
Construction loans	128,730	1,396	4.29	164,716	1,647	3.96
Commercial business loans	780,553	7,628	3.87	636,986	5,533	3.44
Home equity loans	541,017	5,737	4.25	445,391	3,588	3.24
Other consumer loans	230,419	2,907	5.06	218,348	2,671	4.92
Total loans (1)	5,132,215	50,344	3.90	4,693,506	44,074	3.73
Investment securities	1,099,011	9,577	3.48	1,095,937	8,617	3.14
Federal Home Loan Bank stock	54,151	534	3.95	55,989	479	3.43
Other earning assets	19,472	50	1.03	42,327	67	0.64
Total interest-earning assets	6,304,849	60,505	3.82	5,887,759	53,237	3.60
Allowance for loan losses	(44,888)			(36,357)
Non-interest-earning assets	520,375			474,943
Total assets	$6,780,336			$6,326,345
Interest-bearing liabilities:
NOW and money market accounts	$1,929,917	2,808	0.58	$1,541,058	1,666	0.43
Saving deposits (2)	541,867	80	0.06	537,276	79	0.06
Time deposits	1,715,436	4,715	1.10	1,783,687	4,637	1.05
Total interest-bearing deposits	4,187,220	7,603	0.73	3,862,021	6,382	0.66
Advances from the Federal Home Loan Bank	1,028,835	3,152	1.21	985,424	2,369	0.95
Other borrowings	154,780	1,479	3.78	121,587	1,374	4.47
Total interest-bearing liabilities	5,370,835	12,234	0.91%	4,969,032	10,125	0.81%
Non-interest-bearing deposits	670,244			641,107
Other liabilities	68,731			81,839
Total liabilities	6,109,810			5,691,978
Stockholders’ equity	670,526			634,367
Total liabilities and stockholders’ equity	$6,780,336			$6,326,345
Net interest-earning assets (3)	$934,014			$918,727
Tax-equivalent net interest income		48,271			43,112
Tax-equivalent net interest rate spread (4)			2.91%			2.79%
Tax-equivalent net interest margin (5)			3.04%			2.91%
Average interest-earning assets to average interest-bearing liabilities			117.39%			118.49%
Less tax-equivalent adjustment		1,943			1,616
		$46,328			$41,496

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,266,484	$21,062	3.33%	$1,203,206	$19,781	3.29%
Commercial real estate loans	2,126,358	42,563	3.98	2,019,627	41,953	4.11
Construction loans	137,062	2,960	4.29	167,993	3,668	4.32
Commercial business loans	755,637	14,347	3.78	622,159	11,663	3.71
Home equity loans	532,225	10,959	4.15	438,675	7,299	3.34
Other consumer loans	221,401	5,518	5.03	223,626	5,647	5.08
Total loans (1)	5,039,167	97,409	3.86	4,675,286	90,011	3.83
Investment securities	1,084,548	18,745	3.45	1,089,131	17,367	3.18
Federal Home Loan Bank stock	53,658	1,058	3.94	54,193	858	3.17
Other earning assets	32,263	152	0.95	50,032	140	0.56
Total interest-earning assets	6,209,636	117,364	3.77	5,868,642	108,376	3.67
Allowance for loan losses	(44,260)			(35,693)
Non-interest-earning assets	517,403			473,624
Total assets	$6,682,779			$6,306,573
Interest-bearing liabilities:
NOW and money market accounts	$1,886,926	5,004	0.53	$1,557,318	3,449	0.45
Saving deposits (2)	535,299	158	0.06	528,270	153	0.06
Time deposits	1,714,256	9,260	1.09	1,765,671	9,046	1.03
Total interest-bearing deposits	4,136,481	14,422	0.70	3,851,259	12,648	0.66
Advances from the Federal Home Loan Bank	1,004,813	5,822	1.15	971,121	4,850	0.99
Other borrowings	140,470	2,859	4.05	135,987	2,799	4.07
Total interest-bearing liabilities	5,281,764	23,103	0.88%	4,958,367	20,297	0.82%
Non-interest-bearing deposits	669,537			638,317
Other liabilities	67,302			79,171
Total liabilities	6,018,603			5,675,855
Stockholders’ equity	664,176			630,718
Total liabilities and stockholders’ equity	$6,682,779			$6,306,573
Net interest-earning assets (2)	$927,872			$910,275
Tax-equivalent net interest income		94,261			88,079
Tax-equivalent net interest rate spread (3)			2.89%			2.85%
Tax-equivalent net interest margin (4)			3.03%			2.98%
Average interest-earning assets to average interest-bearing liabilities			117.57%			118.36%
Less tax-equivalent adjustment		3,636			3,181
Net interest income		$90,625			$84,898

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Tax-equivalent net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2017 Compared to June 30, 2016			Six Months Ended June 30, 2017 compared to June 30, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$4,044	$2,226	$6,270	$6,715	$683	$7,398
Securities (1)	8	1,007	1,015	(82)	1,660	1,578
Other earning assets	(47)	30	(17)	(62)	74	12
Total earning assets	4,005	3,263	7,268	6,571	2,417	8,988
Interest expense:
NOW and money market accounts	483	659	1,142	805	750	1,555
Savings accounts	1	—	1	2	3	5
Time deposits	(182)	260	78	(269)	483	214
Total interest-bearing deposits	302	919	1,221	538	1,236	1,774
FHLBB advances	107	676	783	170	802	972
Other borrowings	334	(229)	105	90	(30)	60
Total interest-bearing liabilities	743	1,366	2,109	798	2,008	2,806
Change in tax-equivalent net interest income	$3,262	$1,897	$5,159	$5,773	$409	$6,182

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Six Months Ended June 30, 2017 and 2016
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2017 and 2016.

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
For the three months ended June 30, 2017, tax equivalent net interest income increased $5.2 million from the comparative 2016 period. This was mainly due to the increase in average earning assets of $417.1 million, offset by an increase of $401.8 million in interest-bearing liabilities due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividends of $7.3 million was partially offset by the increase in interest expense of $2.1 million. The net interest margin increased 13 basis points, the yield on interest-earning assets increased 22 basis points, and the cost of interest-bearing liabilities increased ten basis points from the same period in 2016.
For the six months ended June 30, 2017, tax-equivalent net interest income increased $6.2 million from the comparative 2016 period. This was mainly due to the increase in average earning assets of $341.0 million outpacing the increase of $323.4 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $31.2 million. The increase in interest and dividend income of $9.0 million was partially offset by the increase in interest expense of $2.8 million. The net interest margin increased five basis points, the yield on average earnings assets increased ten basis points, and the cost of interest-bearing liabilities increased six basis points from the same period in 2016.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three and six months ended June 30, 2017 was $5.13 billion and $5.04 billion, and had an average yield of 3.90% and 3.86%, respectively. The largest increases in the average balances for loans were recorded in commercial business loans, home equity loans and commercial real estate loans. For the three and six months ended June 30, 2017, the average balance of commercial business loans, home equity loans and commercial real estate loans increased $143.6 million and $133.5 million, $95.6 million and $93.6 million, and $125.3 million and $106.7 million, from the respective prior periods in 2016. The loan portfolio has responded favorably to the increase in the Fed Funds rates, LIBOR and Prime rate indices, as 27% of the portfolio is priced off of the LIBOR index, and 15% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities increased $3.1 million, and the average yield earned on these securities increased 34 basis points for the three months ended June 30, 2017, compared to the same period in 2016, while the average balance of investment securities decreased $4.6 million, and the average yield increased 27 basis points for the six months ended June 30, 2017 compared to the same period in 2016. The improvement in the portfolio yield was due to a slight duration extension within the portfolio, coupled by increases in the 3-month LIBOR index.
For the three and six months ended June 30, 2017 compared to the same periods in 2016, the average balance of total interest-bearing deposits increased $325.2 million and $285.2 million, while the average cost was limited to a seven and four basis point increase, respectively. These increases were primarily due to deposit growth in all categories except for time deposits and the Company’s continued focus to grow low cost deposits. FHLBB advances increased $43.4 million and $33.7 million while the average cost increased 26 and 16 basis points for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, to help fund new loan growth and portfolio purchases. The Company focused on shorter duration advances to align maturities with new accounts, however, overnight advance and short term rates were elevated due to recent Federal Open Market Committee (“FOMC”) rate increases.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at June 30, 2017 are reserves for acquired loans in accordance with Bank policies.
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

Management recorded a provision for loan losses of $2.3 million and $4.6 million for the three and six months ended June 30, 2017, compared to $3.6 million and $6.3 million for the same periods of 2016. The primary factors that influenced management’s decision to record the provision was organic growth during the period, migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $50.2 million at June 30, 2017, compared to $50.1 million at December 31, 2016, an increase of $73,000, or 0.1%, reflecting increases in home equity, investor non-owner occupied commercial real estate, residential real estate, and commercial business impaired loans of $1.4 million, $1.1 million, $775,000, and $437,000, respectively; offset by decreases in construction, other consumer, and owner-occupied commercial real estate impaired loans of $2.1 million. $1.1 million, and $484,000, respectively. Troubled debt restructured (“TDR”) loans totaled $25.1 million at June 30, 2017, compared to $23.3 million at December 31, 2016, an increase of $1.8 million. At June 30, 2017, the allowance for loan losses totaled $45.1 million, representing 0.89% of total loans and 138.55% of non-performing loans compared to an allowance for loan losses of $42.8 million, which represented 0.87% of total loans and 125.64% of non-performing loans as of December 31, 2016. As loans move from the acquired loan portfolio to the covered loan portfolio, the ALL is anticipated to increase as a percentage of total loans. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $9.5 million and $18.0 million for the three and six months ended June 30, 2017, with non-interest income representing 17.0% and 16.6% of total revenues, respectively. For the three and six months ended June 30, 2016, total non-interest income was $6.5 million and $13.3 million, with non-interest income representing 13.6% and 13.5% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,834	$4,359	$2,475	56.8%	$12,252	$8,953	$3,299	36.8%
Gain on sale of securities, net	95	367	(272)	(74.1)	552	1,819	(1,267)	(69.7)
Income from mortgage banking activities	1,830	2,331	(501)	(21.5)	3,151	3,191	(40)	(1.3)
Bank-owned life insurance income	1,149	814	335	41.2	2,356	1,632	724	44.4
Net loss on limited partnership investments	(638)	(1,504)	866	(57.6)	(718)	(2,440)	1,722	(70.6)
Other income	206	165	41	24.8	388	104	284	(273.1)
Total non-interest income	$9,476	$6,532	$2,944	45.1%	$17,981	$13,259	$4,722	35.6%
Service Charges and Fees: Service charges and fees were $6.8 and $12.3 million for the three and six months ended June 30, 2017, an increase of $2.5 million and $3.3 million from the comparable 2016 periods, respectively. The most significant increases were recorded in revenue generated by (a) loan swap fee income, (b) the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”), and (c) deposit and service charges for various customer products.
Revenue generated from loan swap fee income increased as a direct result of higher transactional volume. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increase in revenue generated by UNFA is due to several factors largely associated with enhancements to the business model. The Company continues to successfully acquire proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, beginning in the first quarter of 2016 the Company shifted its focus to assets under management (“AUM”) for ongoing revenue versus a transactional approach; the result has been more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The deposit fee increases are related to a project undertaken by the Company focused on increasing profitability by implementing a deposit fee structure that is more in line with our competition based on a detailed study. The Company recorded revenue increases in the areas of service charges and fees targeted by the project began in July 2016, therefore, the 2016 comparative periods are not impacted by this initiative. There was also increased revenue from NSF fees, primarily due to a higher volume of related transactions.
Gains on Sales of Securities, Net: For the three and six months ended June 30, 2017, the Company recorded $95,000 and $552,000 in net gains on security sales compared to $367,000 and $1.8 million in net gains in the prior year periods, respectively.

For the three and six months ended June 30, 2017, the Company recorded lower transactional volume with the activity mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
The gains recorded in the three and six months ended June 30, 2016 were a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve and sold shorter-term securities and added longer duration investments in the portfolio to optimize income and reduce higher-cost borrowings. The Company then also incurred approximately $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Income From Mortgage Banking Activities: The Company recorded decreases of $501,000 and $40,000 in income from mortgage banking activities for the three and six months ended June 30, 2017, compared to the same periods in 2016.
The $501,000 decrease for the three months ended June 30, 2017 was primarily driven by decreases in mortgage pair off fees/costs, gain on sale of loans and losses on derivative loan commitments due to market conditions. These decreases were partially offset by the increase in the value of forward loan sales contracts due to market interest rate changes.
The change in mortgage banking activities for the six months ended June 30, 2017 as compared to the prior year period was flat as the Company recorded a decrease of $40,000 period over period. The decrease was primarily due to decreases in gain on sale of loans as fewer loans were sold in the current period and a decrease in derivative loan commitments due to market conditions. These decreases were partially offset by an increase in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase on long-term rates and an increase in the value of forward loan sales contracts.
Bank-Owned Life Insurance (BOLI) Income: For the three and six months ended June 30, 2017, the Company recorded BOLI income of $1.1 million and $2.4 million compared to $814,000 and $1.6 million in the same period in 2016, an increase of $335,000 and $724,000, respectively. The increase for the three and six months ended June 30, 2017 is mainly due to the purchase of $40.0 million of BOLI late in December 2016.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing, new markets housing and alternative energy tax credit partnerships. In March 2017 and March 2016, the Company invested an additional $3.6 million and $12.7 million in alternative energy tax credit partnerships, respectively.
For the three and six months ended June 30, 2017, the Company recorded net losses of $638,000 and $718,000 on limited partnership investments, compared to net losses of $1.5 million and $2.4 million for the corresponding periods as the Company experienced fewer impairments on its partnership investments in the current period. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.4 million and $4.8 million for the three and six months ended June 30, 2017 as reflected in the tax provision. For the three and six months ended June 30, 2016, the Company recorded an offsetting benefit of $2.6 million and $5.2 million.
Other Income: The Company recorded an increase in other income of $41,000 and $284,000 for the three and six months ended June 30, 2017 compared to the prior year periods.
For both the three and six months ended June 30, 2017, the increases in other income were primarily due to an increase in the credit value adjustments on borrower facing loan level hedges further augmented by an increase in miscellaneous income related to mortgage insurance claims and an increase on the gain on sale of fixed assets. These increases were partially offset by a decrease in gains on the sale of other real estate owned properties.
Non-Interest Expense
Non-interest expense increased $298,000 to $35.0 million for the three months ended June 30, 2017 and $1.2 million to $69.7 million for the six months ended June 30, 2017.

For the three months ended June 30, 2017 and 2016, annualized non-interest expense represented 2.06% and 2.19% of average assets, while annualized non-interest expense represented 2.09% and 2.17% of average assets for the six months ended June 30, 2017 and 2016, respectively. The following table summarizes non-interest expense for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$19,574	$20,013	$(439)	(2.2)%	$39,304	$37,804	$1,500	4.0%
Service bureau fees	1,943	2,230	(287)	(12.9)	4,046	4,259	(213)	(5.0)
Occupancy and equipment	3,657	3,850	(193)	(5.0)	8,126	7,750	376	4.9
Professional fees	952	887	65	7.3	2,261	1,768	493	27.9
Marketing and promotions	1,237	1,023	214	20.9	1,949	1,615	334	20.7
FDIC insurance assessments	796	1,042	(246)	(23.6)	1,475	1,981	(506)	(25.5)
Core deposit intangible amortization	353	401	(48)	(12.0)	738	834	(96)	(11.5)
FHLBB prepayment penalties	—	—	—	—	—	1,454	(1,454)	(100.0)
Other	6,467	5,235	1,232	23.5	11,775	10,979	796	7.3
Total non-interest expense	$34,979	$34,681	$298	0.9%	$69,674	$68,444	$1,230	1.8%
Salaries and Employee Benefits: Salaries and employee benefits was $19.6 million for the three months ended June 30, 2017, a decrease of $439,000 from the comparable 2016 period. Salaries and employee benefits was $39.3 million for the six months ended June 30, 2017, an increase of $1.5 million from the comparable 2016 period.
The changes for both the three and and six months ended June 30, 2017 were primarily due to (a) a decrease in salaries due to severance payments made in the second quarter of 2016 of $1.4 million resulting from an organizational realignment to improve operational efficiency; (b) a decrease on commissions and incentives on product sales; and (c) an increase in deferred expenses from originating loans. These decreases were partially offset by increases in (a) bonus expense driven by the Company’s financial results and reaching corporate goals; (b) restricted stock expense related to stock awards granted in November 2016, increasing the number of unvested shares being expensed; and (c) a greater number of employees mainly reflecting the robust investment in information technology staffing and project management.
Service Bureau Fees: Service bureau fees decreased $287,000 for the three months ended June 30, 2017, and $213,000 for the six months ended June 30, 2017, compared to the same periods in 2016. The decreases for both the three and six months were largely driven by additional expense incurred in the second quarter of 2016 related to implementation of Europay and Mastercard (“EMV”) chip-enabled cards to mitigate potential fraud exposure to the Company’s credit and debit card users. Additionally, during the three months ended June 30, 2017, the Company experienced a decrease in custom work expenses from the Company’s core operating service provider than in the prior year period.
Occupancy and Equipment: For the three months ended June 30, 2017, the Company recorded $3.7 million in occupancy and equipment expense, a decrease of $193,000 from the prior year period primarily driven by a change in the estimate for deferred rent and from the Company’s efforts to control expenses over the branch network, as well as lower expenses related to maintenance contracts related to the upkeep of branch facilities.
For the six months ended June 30, 2017, the $376,000 increase in occupancy and equipment expense was impacted by the outsourcing of property management services which began in July 2016, high snow removal costs incurred in the first quarter of 2017, and depreciation on leasehold improvements, partially offset by the deferred rent change discussed above.
Professional Fees: Professional fees increased $65,000 for the three months ended June 30, 2017, compared to the same period in 2016. No significant variances in any category were noted between the periods.
Professional fees increased $493,000 for the six months ended June 30, 2017, compared to the same period in 2016. The increases were largely driven by the expenses related to the engagement of consulting services assisting in a project targeted to maximize non-interest income revenue streams and legal services related to tax matters regarding a new partnership investment.
Marketing and Promotions: For the three months ended June 30, 2017, marketing and promotions increased $214,000 to $1.2 million from the same period last year. For the six months ended June 30, 2017, marketing and promotions increased $334,000 to $1.9 million from the same period in the prior year. These increases were primarily attributable to expenses related to digital advertising and marketing as the Company increased its utilization of online marketing channels. Those increases were partially offset by a decrease in television and radio advertising expenses.

FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $246,000 to $796,000 for the three months ended June 30, 2017 compared to the 2016 period while the expenses decreased $506,000 to $1.5 million for the six months ended June 30, 2017 compared to the same period in the prior year. The decreases are primarily attributable to a decrease in the assessment rate and the FDIC’s Deposit Insurance Fund reserve ratio exceeding established benchmarks which became effective in the third quarter of 2016.
Core Deposit Intangible Amortization: The $48,000 and $96,000 decrease in core deposit intangible amortization for the three and six months ended June 30, 2017, respectively, is directly attributable to the amortization method used by the Company. The Company is amortizing its $10.6 million core deposit intangible established in 2014 over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: The Company did not record any FHLBB prepayment penalties during the three and six months ended June 30, 2017. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties amounting to $1.5 million.
Other Expenses: For the three and six months ended June 30, 2017, other expenses recorded by the Company were $6.5 million and $11.8 million, an increase of $1.2 million and $796,000 from the comparable 2016 periods. The increases for the three and six months ended June 30, 2017 were driven by increased expenses related to (a) computer software and maintenance expenses due to technology investments; (b) loan swap fees as the Company entered into more swaps in the three and six months ended June 30, 2017; (c) other bank service charges related to promotions on credit cards; and (d) an increase in the provision for off balance sheet items due to the increase in total loan commitments, particularly on commercial products. The increases were partially offset by lower expenses related to (a) sales and use taxes associated with a state tax audit; and (b) mortgage appraisal and credit reports.
Income Tax Provision
The provision for income taxes was $2.3 million and $665,000 for the three months ended June 30, 2017 and 2016, and $4.4 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 12.6% and 6.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 12.9% and 10.5%, respectively. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The increase in the tax expense over the prior year periods is primarily due to a higher pre-tax income as compared to the prior year periods. The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of Accounting Standards Update 2016-09 which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.88 billion at June 30, 2017 and $6.60 billion at December 31, 2016, an increase of $276.6 million, or 4.2%, primarily due to the increase in net loans of $154.0 million, an increase in available-for-sale securities of $30.0 million, an increase in loans held for sale of $95.0 million, and an increase in other assets of $20.4 million. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $5.02 billion, with allowance for loan losses of $45.1 million at June 30, 2017, increased $154.0 million, or 3.2%, when compared to total net loans of $4.87 billion, with allowance for loan losses of $42.8 million at December 31, 2016. The increase in loans is due primarily to organic loan growth, as well as the purchased loan portfolios. Net loans increased primarily due to growth in commercial business loans, investor non-owner occupied commercial loans, and other consumer loans, partially offset by decreases in both commercial and residential construction loans balances.

Total deposits of $4.99 billion at June 30, 2017 increased $282.3 million, or 6.0%, when compared to total deposits of $4.71 billion at December 31, 2016. The increase in deposits is mainly due to growth in money market deposits and NOW accounts, offset by a decrease in certificates of deposit, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 101.2% at June 30, 2017, compared to 104.0% at December 31, 2016.
At June 30, 2017, total equity of $679.5 million increased $23.6 million when compared to total equity of $655.9 million at December 31, 2016. The change in equity for the period ended June 30, 2017 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as an increase due to the change in market value on available-for-sale securities. At June 30, 2017, the tangible common equity ratio was 8.27% compared to 8.25% at December 31, 2016.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$223,169	$222,862	$181,419	$179,548
Government-sponsored residential collateralized debt obligations	188,610	188,903	184,185	183,260
Government-sponsored commercial mortgage-backed securities	25,663	25,568	26,949	26,530
Government-sponsored commercial collateralized debt obligations	155,798	153,617	164,433	162,927
Asset-backed securities	149,883	151,596	166,336	166,967
Corporate debt securities	85,198	84,566	76,787	75,015
Obligations of states and political subdivisions	239,735	235,226	223,733	216,376
Total debt securities	1,068,056	1,062,338	1,023,842	1,010,623
Marketable equity securities, by sector:
Banks	9,422	10,682	32,174	32,413
Industrial	109	179	109	167
Oil and gas	132	185	131	208
Total marketable equity securities	9,663	11,046	32,414	32,788
Total available-for-sale securities	$1,077,719	$1,073,384	$1,056,256	$1,043,411
Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$12,301	$13,123	$12,321	$12,940
Government-sponsored residential mortgage-backed securities	1,491	1,630	1,717	1,889
Total held to maturity securities	$13,792	$14,753	$14,038	$14,829
During the six months ended June 30, 2017, the available-for-sale securities portfolio increased $30.0 million to $1.07 billion, representing 15.6% of total assets at June 30, 2017, from $1.04 billion and 15.8% of total assets at December 31, 2016. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration and credit diversification. Portfolio activity during the first half of the year primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, some repositioning between security classes in order to obtain more efficient risk weighting and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
Accounting guidance requires the Company to designate its securities as held to maturity, available for sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2017, $1.07 billion, or 98.7% of the portfolio, was classified as available for sale, and $13.8 million of the portfolio was classified as held to maturity.
The Company held $577.9 million in securities that are in an unrealized loss position at June 30, 2017; $517.4 million of this total had been in an unrealized loss position for less than twelve months with the remaining $60.5 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
The table below displays the balances of the Company’s loan portfolio as of June 30, 2017 and December 31, 2016:

Loan Portfolio Analysis

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$429,848	8.5%	$416,718	8.5%
Investor non-owner occupied	1,761,940	34.9	1,705,319	34.8
Construction	74,980	1.5	98,794	2.0
Total commercial real estate loans	2,266,768	44.9	2,220,831	45.3

Commercial business loans	792,918	15.7	724,557	14.8

Consumer loans:
Residential real estate	1,172,540	23.2	1,156,227	23.6
Home equity	538,130	10.6	536,772	11.0
Residential construction	46,117	0.9	53,934	1.1
Other consumer	237,708	4.7	209,393	4.2
Total consumer loans	1,994,495	39.4	1,956,326	39.9
Total loans	5,054,181	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	15,413		11,636
Allowance for loan losses	(45,062)		(42,798)
Loans - net	$5,024,532		$4,870,552
As shown above, gross loans were $5.05 billion, an increase of $152.5 million, or 3.1%, at June 30, 2017 from December 31, 2016.
Total commercial real estate loans represent the largest segment of our loan portfolio at 44.9% of total loans and increased $45.9 million, or 2.1%, to $2.27 billion from December 31, 2016. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of June 30, 2017, comprising 34.9% of total loans and OOCRE represents 8.5% of the portfolio. The Company plans to continue to increase the relative level of OOCRE while decreasing the relative level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $75.0 million at June 30, 2017, approximately $29.9 million of which is residential use and $45.1 million is commercial use, compared to total commercial real estate construction loans of $98.8 million at December 31, 2016, $35.4 million of which was residential use and $63.4 million was commercial use.
Commercial business loans increased $68.4 million to $792.9 million at June 30, 2017 from $724.6 million at December 31, 2016. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. Over the past ten quarters, the franchise lending portfolio has increased from $0 to over $56.0 million in loan commitments. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Over the past ten quarters, the Company has seen growth in educational commitments of $103.4 million and deposit increases of over $32.7 million. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2017, comprising 23.2% of total loans, an increase of $16.3 million from December 31, 2016. The Company had originations of both adjustable and fixed rate mortgages of $320.2 million during the first six months of 2017, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At June 30, 2017, the home equity portfolio totaled $538.1 million compared to $536.8 million at December 31, 2016. During the six months ended June 30, 2017, the Company purchased a HELOC portfolio totaling $35.0 million, compared to portfolios totaling $148.3 million for the year ended December 31, 2016. The total balance of the HELOC purchased portfolios outstanding at June 30, 2017 and December 31, 2016 was $212.4 million and $208.8 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2017 to maintain its existing exposure.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $46.1 million at June 30, 2017, compared to $53.9 million at December 31, 2016.
Other consumer loans totaled $237.7 million, or 4.7%, of the total loan portfolio at June 30, 2017. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At June 30, 2017 and December 31, 2016, $150.6 million and $168.7 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2017, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
LH-Finance, the Company’s marine lending unit, include purchased and originated retail loans and dealer floorplan loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company has generally secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite our underwriting of each respective dealer. We have developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. Retail loans have an average life of four years and key markets include Florida, California, and New England.
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At June 30, 2017	At December 31, 2016
Non-performing loans as a percentage of total loans	0.64%	0.69%
Non-performing assets as a percentage of total assets	0.50%	0.54%
Net charge-offs as a percentage of average loans (1)	0.09%	0.10%
Allowance for loan losses as a percentage of total loans	0.89%	0.87%
Allowance for loan losses to non-performing loans	138.55%	125.64%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2017 and December 31, 2016, loans totaling $2.1 million and $750,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower. At June 30, 2017 and December 31, 2016, loans reported as past due 90 days or more and still accruing represent loans which carry a U.S. Government guarantee and therefore, all contractual amounts have been determined to be collectible in full.
The following table details non-performing assets for the periods presented:

	At June 30, 2017		At December 31, 2016
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,184	6.4%	$2,642	7.3%
Investor commercial real estate	3,512	10.2	4,016	11.2
Construction	287	0.8	1,701	4.7
Commercial business	2,624	7.7	2,000	5.6
Residential real estate	11,190	32.6	11,357	31.6
Home equity	5,211	15.2	4,043	11.2
Other consumer loans	40	0.1	1,000	2.8
Total non-accrual loans, excluding troubled debt restructured loans	25,048	73.0%	26,759	74.4%
Troubled debt restructurings - non-accruing	7,475	21.8	7,304	20.3
Total non-performing loans	32,523	94.8	34,063	94.7
Other real estate owned	1,770	5.2	1,890	5.3
Total non-performing assets	$34,293	100.0%	$35,953	100.0%
As displayed in the table above, non-performing assets at June 30, 2017 decreased to $34.3 million compared to $36.0 million at December 31, 2016.
Non-accruing TDR loans increased by $171,000 since December 31, 2016, primarily due to an increase of $364,000 for residential real estate and home equity TDR loans, an increase in commercial business TDRs of $509,000, and an increase in investor commercial real estate TDR loans of $68,000, partially offset by a decrease of $437,000 in construction TDR loans and a decrease of $322,000 in other consumer non-accruing TDR loans. The increase in the residential real estate and home equity categories reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments, combined with a decline in home values related to these loans, is a driver of this increase. Additionally, home equity non-accrual loans increased $1.2 million to $5.2 million at June 30, 2017 due to the increasing number of maturing home equity lines of credit.

Residential real estate non-accrual loans decreased $167,000 to $11.2 million at June 30, 2017. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Other consumer non-accrual loans decreased to $40,000 at June 30, 2017. This decrease represents a decrease in non-accruing marine loans reported at June 30, 2017. The current balance represents one marine loan and two consumer loans which evidenced payments due in excess of 90 days and resulted in the loans being classified as non-accrual.
At June 30, 2017, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $962,000 and commercial business non-accrual loans increased $624,000. The movements in these categories was the result of several smaller loans which impacted the totals within the categories.
Non-accrual construction loans decreased $1.4 million, primarily reflecting one commercial relationships totaling $287,000, of which relates to construction for residential subdivisions. At December 31, 2016, nonaccrual construction loans consisted of 11 commercial relationships and totaled $1.7 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended June 30, 2017.
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$17,660	$16,048
Non-accrual status	7,475	7,304
Total recorded investment	$25,135	$23,352

Accruing TDRs performing under modified terms for more than one year	$7,266	$10,020
TDR allocated reserves included in the balance of allowance for loan losses	635	714
Additional funds committed to borrowers in TDR status	—	3

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
TDRs, beginning of period	$24,125	$27,359	$23,352	$24,064
New TDR status	5,736	605	7,279	3,476
Paydowns/draws on existing TDRs, net	(4,586)	(1,579)	(5,285)	(1,149)
Charge-offs post modification	(140)	(71)	(211)	(77)
TDRs, end of period	$25,135	$26,314	$25,135	$26,314
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2017, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $45.1 million, or 0.89%, of total loans at June 30, 2017 as compared to an allowance for loan losses of $42.8 million, or 0.87%, of total loans at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2017 increased $80,000 to $1.5 million compared to December 31, 2016. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2017 and 2016.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2017 and December 31, 2016, the reserve for unfunded credit commitments was $1.6 million and $1.4 million, respectively.
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
The following table presents deposits by category as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
Demand deposits	$721,917	$708,050
NOW accounts	634,358	498,672
Regular savings and club accounts	530,518	518,820
Money market accounts	1,354,381	1,222,952
Total core deposits	3,241,174	2,948,494
Time deposits	1,752,305	1,762,678
Total deposits	$4,993,479	$4,711,172
Deposits totaled $4.99 billion at June 30, 2017, an increase of $282.3 million compared to December 31, 2016. Core deposits increased $292.7 million, or 9.9%, from year end due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $273.6 million and $215.7 million at June 30, 2017 and December 31, 2016, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.48 billion and $1.55 billion at June 30, 2017 and December 31, 2016, respectively.

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
The following table presents borrowings by category as of the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
FHLBB advances (1)	$990,206	$1,046,712
Subordinated debt (2)	79,835	79,716
Wholesale repurchase agreements	50,000	20,000
Customer repurchase agreements	14,603	18,897
Other	4,173	4,294
Total borrowings	$1,138,817	$1,169,619
(1)FHLBB advances include $989,000 and $1.7 million of purchase accounting discounts at June 30, 2017 and December 31, 2016, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.0 million at both June 30, 2017 and December 31, 2016, and $75.0 million of Subordinated Notes, net of associated deferred costs of $917,000 and $980,000 at June 30, 2017 and December 31, 2016, respectively.
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
Total FHLBB advances decreased $55.8 million to $989.2 million at June 30, 2017, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.04 billion at December 31, 2016. At June 30, 2017, $889.2 million of the Company’s $989.2 million outstanding FHLBB advances were at fixed coupons ranging from 0.87% to 4.39%, with a weighted average cost of 1.34%. Additionally, the Company has three advances with the FHLBB totaling $100.0 million that are underlying hedge instruments; the interest is based on the three 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, with an initial interest rate of 0.05% per annum. The advance repriced to 3-month LIBOR minus 60 basis points on a quarterly basis until March 2017, at which point the advance converted to a fixed rate of 1.62% and is callable at the option of the FHLBB on a quarterly basis. The average cost of funds including these adjustable advances is 1.34%. FHLBB borrowings represented 14.4% and 15.8% of assets at June 30, 2017 and December 31, 2016, respectively.
Borrowings under reverse purchase agreements totaled $50.0 million at June 30, 2017, an increase of $30.0 million from December 31, 2016. The outstanding borrowings consisted of three individual agreements with remaining terms of two years or less and a weighted-average cost of 1.86%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $14.6 million and $18.9 million at June 30, 2017 and December 31, 2016, respectively.
Subordinated debentures totaled $79.8 million at June 30, 2017 and $79.7 million at December 31, 2016.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2017, $74.9 million of the Company’s assets were held in cash and cash equivalents compared to $90.9 million at December 31, 2016. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At June 30, 2017, the Company had $989.2 million in advances from the FHLBB and an additional available borrowing limit of $445.3 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $361.4 million at June 30, 2017. Internal policies limit wholesale borrowings to 40% of total assets, or $2.75 billion, at June 30, 2017. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $107.5 million at June 30, 2017. No federal funds purchased were outstanding at June 30, 2017.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of June 30, 2017, the Bank had pledged 27 commercial loans, with outstanding balances totaling $192.3 million. Based on the amount of pledged collateral, the Bank had available liquidity of $143.9 million.
At June 30, 2017, the Company had outstanding commitments to originate loans of $239.5 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $956.9 million. At June 30, 2017, time deposits scheduled to mature in less than one year totaled $1.27 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2017, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2017 and December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, Management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage Decrease in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
300 basis point increase in rates	(0.79)%	(6.58)%
150 basis point ramp in rates	5.47%	4.05%
50 basis point decrease in rates	(3.92)%	(5.67)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2017, income at risk (i.e., the change in net interest income) decreased 0.79% and decreased 3.92% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 5.47% over the 12-month simulation horizon. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2017.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended June 30, 2017:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2017	—	$—	5,121,915	1,168,536
May 1 - 31, 2017	—	—	5,121,915	1,168,536
June 1 - 30, 2017	—	—	5,121,915	1,168,536
Total	—	$—	5,121,915	1,168,536
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of June 30, 2017, there were 1,168,536 maximum shares that may yet be purchased under this publicly announced plan.

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
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 5, 2016)

10.22
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and John J. Smith effective January 19, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 5, 2017)

14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.0
Subsidiaries of United Financial Bancorp, Inc. and United Bank (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

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
Date: August 8, 2017