Form 10-Q
period 2017-09-30
United Financial Bancorp, Inc.
filed 2017-11-07
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Asylum Street, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 50,850,948 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and due from banks	$59,456	$47,248
Short-term investments	39,061	43,696
Total cash and cash equivalents	98,517	90,944
Available-for-sale securities - at fair value	1,068,055	1,043,411
Held-to-maturity securities - at amortized cost	13,693	14,038
Loans held for sale	89,419	62,517
Loans receivable (net of allowance for loan losses of $46,368 at September 30, 2017 and $42,798 at December 31, 2016)	5,174,672	4,870,552
Federal Home Loan Bank of Boston stock	46,758	53,476
Accrued interest receivable	20,893	18,771
Deferred tax asset, net	30,999	39,962
Premises and equipment, net	61,063	51,757
Goodwill	115,281	115,281
Core deposit intangible	4,827	5,902
Cash surrender value of bank-owned life insurance	171,300	167,823
Other assets	81,019	65,086
Total assets	$6,976,496	$6,599,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$725,130	$708,050
Interest-bearing	4,427,892	4,003,122
Total deposits	5,153,022	4,711,172
Mortgagors’ and investors’ escrow accounts	9,641	13,354
Advances from the Federal Home Loan Bank	950,554	1,046,712
Other borrowings	118,260	122,907
Accrued expenses and other liabilities	54,366	49,509
Total liabilities	6,285,843	5,943,654

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 50,821,391 and 50,786,671 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively)	533,001	531,848
Additional paid-in capital	8,145	7,227
Unearned compensation - ESOP	(5,523)	(5,694)
Retained earnings	164,685	137,838
Accumulated other comprehensive loss, net of tax	(9,655)	(15,353)
Total stockholders’ equity	690,653	655,866
Total liabilities and stockholders’ equity	$6,976,496	$6,599,520

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$51,809	$45,331	$147,976	$134,359
Securities - taxable interest	5,604	4,808	16,907	14,830
Securities - non-taxable interest	2,499	2,140	7,108	6,201
Securities - dividends	736	990	2,233	2,934
Interest-bearing deposits	151	67	303	207
Total interest and dividend income	60,799	53,336	174,527	158,531
Interest expense:
Deposits	9,185	6,279	23,607	18,927
Borrowed funds	4,846	4,028	13,527	11,677
Total interest expense	14,031	10,307	37,134	30,604
Net interest income	46,768	43,029	137,393	127,927
Provision for loan losses	2,566	3,766	7,146	10,078
Net interest income after provision for loan losses	44,202	39,263	130,247	117,849
Non-interest income:
Service charges and fees	6,161	5,726	18,413	14,679
Gain on sales of securities, net	158	48	710	1,867
Income from mortgage banking activities	1,204	2,198	4,355	5,389
Bank-owned life insurance income	1,167	899	3,523	2,531
Net loss on limited partnership investments	(864)	(850)	(1,582)	(3,290)
Other income (loss)	247	(132)	635	(28)
Total non-interest income	8,073	7,889	26,054	21,148
Non-interest expense:
Salaries and employee benefits	20,005	18,301	59,309	56,105
Service bureau fees	1,983	1,960	6,029	6,219
Occupancy and equipment	3,740	3,580	11,866	11,330
Professional fees	1,048	1,125	3,309	2,893
Marketing and promotions	1,087	656	3,036	2,271
FDIC insurance assessments	780	819	2,255	2,800
Core deposit intangible amortization	337	385	1,075	1,219
FHLBB prepayment penalties	—	—	—	1,454
Other	5,929	5,410	17,704	16,389
Total non-interest expense	34,909	32,236	104,583	100,680
Income before income taxes	17,366	14,916	51,718	38,317
Provision for income taxes	2,175	757	6,601	3,206
Net income	$15,191	$14,159	$45,117	$35,111

Net income per share:
Basic	$0.30	$0.28	$0.90	$0.71
Diluted	$0.30	$0.28	$0.89	$0.70
Weighted-average shares outstanding:
Basic	50,263,602	49,800,105	50,246,234	49,617,136
Diluted	50,889,987	50,141,175	50,888,175	49,917,049

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$15,191	$14,159	$45,117	$35,111
Other comprehensive income:
Securities available-for-sale:
Unrealized holding gains (losses)	1,076	(274)	10,138	23,253
Reclassification adjustment for gains realized in operations (1)	(158)	(48)	(710)	(1,867)
Net unrealized gains (losses)	918	(322)	9,428	21,386
Tax effect - (expense) benefit	(330)	120	(3,387)	(7,691)
Net-of-tax amount - securities available-for-sale	588	(202)	6,041	13,695
Interest rate swaps designated as cash flow hedges:
Unrealized (losses) gains	(131)	2,854	(2,073)	(8,582)
Reclassification adjustment for expense (benefit) recognized in interest expense (2)	301	(664)	1,104	(1,844)
Net unrealized gains (losses)	170	2,190	(969)	(10,426)
Tax effect - (expense) benefit	(61)	(788)	349	3,757
Net-of-tax amount - interest rate swaps	109	1,402	(620)	(6,669)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	2	2	5	5
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	142	123	428	371
Net change in losses and prior service costs	144	125	433	376
Tax effect - expense	(52)	(46)	(156)	(136)
Net-of-tax amount - pension and post-retirement plans	92	79	277	240
Total other comprehensive income	789	1,279	5,698	7,266
Comprehensive income	$15,980	$15,438	$50,815	$42,377

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $57 and $17 for the three months ended September 30, 2017 and 2016, respectively. Income tax expense associated with the reclassification adjustment was $256 and $673 for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax expense (benefit) associated with the reclassification adjustment for three months ended September 30, 2017 and 2016 was $108 and $(239), respectively. Income tax expense (benefit) associated with the reclassification adjustment for the nine months ended September 30, 2017 and 2016 was $398 and $(664), respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in net periodic benefit cost for the three months ended September 30, 2017 and 2016 was $51 and $44, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the nine months ended September 30, 2017 and 2016 was $154 and $134, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	45,117	5,698	50,815
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	2,052	—	—	—	2,052
ESOP shares released or committed to be released	—	—	125	171	—	—	296
Shares issued for stock options exercised	143,149	2,527	(981)	—	—	—	1,546
Shares issued for restricted stock grants	3,617	65	(65)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(9,242)	(127)	127	—	—	—	—
Cancellation of shares for tax withholding	(22,804)	—	(340)	—	—	—	(340)
Dividends paid ($0.36 per common share)	—	—	—	—	(18,270)	—	(18,270)
Balance at September 30, 2017	50,821,391	$533,001	$8,145	$(5,523)	$164,685	$(9,655)	$690,653

Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	35,111	7,266	42,377
Stock-based compensation expense	—	—	1,543	—	—	—	1,543
ESOP shares released or committed to be released	—	—	45	171	—	—	216
Shares issued for stock options exercised and SARs	489,361	6,357	(1,893)	—	—	—	4,464
Shares issued for restricted stock grants	39,328	460	(460)	—	—	—	—
Cancellation of shares for tax withholding	(7,171)	—	(90)	—	—	—	(90)
Tax benefit from stock-based awards	—	—	257	—	—	—	257
Dividends paid ($0.36 per common share)	—	—	—	—	(18,048)	—	(18,048)
Balance at September 30, 2016	50,462,946	$526,404	$10,124	$(5,751)	$129,076	$(3,613)	$656,240

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$45,117	$35,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	3,059	4,163
Amortization (accretion) of intangible assets and purchase accounting marks, net	1,053	(1,006)
Amortization of subordinated debt issuance costs	95	95
Stock-based compensation expense	2,052	1,543
ESOP expense	296	216
Loss on extinguishment of debt	—	1,454
Tax benefit from stock-based awards	—	(257)
Provision for loan losses	7,146	10,078
Gain on sales of securities, net	(710)	(1,867)
Loans originated for sale	(292,973)	(355,361)
Principal balance of loans sold	266,071	282,176
Increase in mortgage servicing asset	(1,047)	(22)
Gain on sales of other real estate owned	(296)	(136)
Net gain in mortgage banking fair value adjustments	(2,336)	(2,144)
(Gain) loss on disposal of equipment	(42)	168
Write-downs of other real estate owned	342	4
Depreciation and amortization	4,206	4,108
Net loss on limited partnership investments	1,582	3,290
Deferred income tax expense (benefit)	5,769	(3,502)
Increase in cash surrender value of bank-owned life insurance	(3,515)	(2,461)
Income recognized from death benefit on BOLI	(8)	(70)
Net change in:
Deferred loan fees and premiums	(3,661)	(3,195)
Accrued interest receivable	(2,122)	(2,148)
Other assets	(17,644)	(41,393)
Accrued expenses and other liabilities	5,297	25,281
Net cash provided by (used in) operating activities	17,731	(45,875)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	214,048	241,452
Proceeds from calls and maturities of available-for-sale securities	86,859	12,491
Principal payments on available-for-sale securities	57,234	66,210
Principal payments on held-to-maturity securities	317	380
Purchases of available-for-sale securities	(376,506)	(288,390)
Redemption of FHLBB and other restricted stock	10,514	3,392
Purchase of FHLBB stock	(2,179)	(5,043)
Proceeds from sale of other real estate owned	1,475	1,237
Purchases of loans	(173,356)	(92,162)
Loan originations, net of principal repayments	(135,468)	(18,656)
Proceeds from BOLI death benefit	12	689
Purchases of premises and equipment	(14,219)	(1,879)
Proceeds from sales of equipment	707	17
Net cash used in investing activities	(330,562)	(80,262)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	17,080	30,147
Net increase in interest-bearing deposits	425,354	229,329
Net decrease in mortgagors’ and investors’ escrow accounts	(3,713)	(4,481)
Net decrease in short-term FHLBB advances	(144,000)	(28,200)
Repayments of long-term FHLBB advances	(1,138)	(10,614)
Repayments of called FHLBB advances	(45,000)	—
Prepayments of long-term FHLBB borrowings and penalty	—	(37,796)
Proceeds from long-term FHLBB advances	95,000	105,000
Net change in other borrowings	(4,803)	(24,761)
Proceeds from exercise of stock options	1,546	4,464
Common stock repurchased	(1,312)	—
Cancellation of shares for tax withholding	(340)	(90)
Tax benefit from stock-based awards	—	257
Cash dividend paid on common stock	(18,270)	(18,048)
Net cash provided by financing activities	320,404	245,207
Net increase in cash and cash equivalents	7,573	119,070
Cash and cash equivalents, beginning of period	90,944	95,176
Cash and cash equivalents, end of period	$98,517	$214,246

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$37,084	$31,705
Income taxes, net	5,159	3,300
Transfer of loans to other real estate owned	2,075	3,163
Change in due to broker, investment purchases	(6)	3,009

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Hartford, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 66 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
Accounting Standards Issued but Not Yet Adopted
The following list identifies Account Standards Updates (“ASUs”) applicable to the Company that have been issued but are not yet effective:
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities which improves and simplifies the accounting rules around hedge accounting. This new standard refines and expands hedge accounting for both financial and commodity risks. It creates more transparency around how economic results are presented for investors and analysts. The amendments for this ASU can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. This ASU is not expected to have an impact on the Company’s hedging activities.
Compensation
In May 2017, the FASB issued ASU No. 2017-09 Compensation, Stock Compensation (Topic 718): Scope of Modified Accounting. This update amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for entities whose financial statements have not yet been issued or made available for issuance. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
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
Receivables
In March 2017, the FASB issued ASU No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of September 30, 2017, this ASU is expected to have an impact of reducing approximately $12.5 million (pre-tax) of premiums on callable debt securities, with the offset being a reduction in retained earnings upon initial adoption.
Intangibles
In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the Goodwill Impairment Test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will simplify financial reporting since it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Currently, failing Step 1 of the goodwill impairment test did not necessarily result in impairment. However, under the new guidance, failing Step 1 will always result in impairment. This ASU will be applied prospectively, and is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment test performed after January 1, 2017. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements at the time of adoption.
Income Taxes
In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory as a part of FASB’s simplification initiative. Currently, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new ASU, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset (DTA) or deferred tax liability (DTL), as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance does not apply to intra-entity transfers of inventory. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowance. This ASU is expected to have an impact on the Company’s deferred tax recognition due to transfers between separate companies in the consolidated group, however, it is not expected to have a material financial statement impact on the Company’s Consolidated Financial Statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments as part of the consensus of the Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU clarifies whether the following items should be categorized as operating, investing or financing on the statement of cash flows; 1) debt prepayments and extinguishment costs, 2) settlement of zero-coupon debt, 3) settlement of contingent consideration, 4) insurance proceeds, 5) settlement of corporate-owned like insurance (COLI) and bank-owned life insurance (BOLI) policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU is expected to have an impact on the classifications in the Company’s Consolidated Statement of Cash Flows.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are U.S. Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this Update may be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.  The Company is evaluating the provisions of ASU 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements which is expected to increase loan loss reserves, the amount of which is uncertain at this time.  The Company has implemented a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and the Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. Additionally, the committee is in the process of evaluating third-party software solutions and has engaged outside consultants to aide in education and process development for estimating expected losses under the new guidance.
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This ASU consists of three sections: Section A- Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and Section C - Background Information and Basis for Conclusions. This ASU introduces a lessee model that requires most leases to be recognized on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a whole-sale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e. calendar periods beginning on January 1, 2019), and interim periods therein. Early adoption will be permitted for all entities. It is required that entities recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. As of September 30, 2017, the Company’s future minimum lease commitments totaled $65.9 million. The Company has established a working group which includes the Director of Accounting, Director of Tax and Accounting Policy and the Controller in order to assess the impact of the requirements of the new guidance, however, the Company does not expect the present value of the future lease payments to have a material impact on the Company’s Consolidated Financial Statements.
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
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities at September 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$226,636	$1,204	$(709)	$227,131
Government-sponsored residential collateralized debt obligations	172,917	557	(645)	172,829
Government-sponsored commercial mortgage-backed securities	22,808	11	(65)	22,754
Government-sponsored commercial collateralized debt obligations	153,490	182	(2,474)	151,198
Asset-backed securities	135,606	2,264	(141)	137,729
Corporate debt securities	88,339	1,263	(1,514)	88,088
Obligations of states and political subdivisions	262,019	1,276	(5,848)	257,447
Total debt securities	1,061,815	6,757	(11,396)	1,057,176
Marketable equity securities, by sector:
Banks	9,417	1,074	—	10,491
Industrial	109	80	—	189
Oil and gas	131	68	—	199
Total marketable equity securities	9,657	1,222	—	10,879
Total available-for-sale securities	$1,071,472	$7,979	$(11,396)	$1,068,055
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,290	$845	$(51)	$13,084
Government-sponsored residential mortgage-backed securities	1,403	132	—	1,535
Total held-to-maturity securities	$13,693	$977	$(51)	$14,619

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Available-for-sale:
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
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,321	$654	$(35)	$12,940
Government-sponsored residential mortgage-backed securities	1,717	172	—	1,889
Total held-to-maturity securities	$14,038	$826	$(35)	$14,829
At September 30, 2017, the net unrealized loss on securities available-for-sale of $3.4 million, net of an income tax benefit of $1.2 million, or $2.2 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at September 30, 2017 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	8,909	9,146	1,171	1,190
After 5 years through 10 years	86,544	86,864	1,098	1,047
After 10 years	254,905	249,525	10,021	10,847
	350,358	345,535	12,290	13,084
Government-sponsored residential mortgage-backed securities	226,636	227,131	1,403	1,535
Government-sponsored residential collateralized debt obligations	172,917	172,829	—	—
Government-sponsored commercial mortgage-backed securities	22,808	22,754	—	—
Government-sponsored commercial collateralized debt obligations	153,490	151,198	—	—
Asset-backed securities	135,606	137,729	—	—
Total debt securities	$1,061,815	$1,057,176	$13,693	$14,619
At September 30, 2017 and December 31, 2016, the Company had securities with a fair value of $497.3 million and $510.0 million pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowing capacity.
For the three months ended September 30, 2017 and 2016, gross gains of $235,000 and $325,000 were realized on the sales of available-for-sale securities, respectively. There were gross losses of $77,000 and $277,000 realized on the sales of available-for-sale securities for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, gross gains of $2.5 million and $2.6 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $1.8 million and $743,000 realized on the sale of available-for-sale securities for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of September 30, 2017, the fair value of the obligations of states and political subdivisions portfolio was $270.5 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $270.5 million, $110.6 million were representative of general obligation bonds, for which $67.0 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$100,725	$(709)	$—	$—	$100,725	$(709)
Government-sponsored residential collateralized debt obligations	80,375	(588)	3,027	(57)	83,402	(645)
Government-sponsored commercial mortgage-backed securities	18,800	(65)	—	—	18,800	(65)
Government-sponsored commercial collateralized debt obligations	125,645	(2,295)	6,797	(179)	132,442	(2,474)
Asset-backed securities	18,442	(62)	2,347	(79)	20,789	(141)
Corporate debt securities	24,229	(428)	1,627	(1,086)	25,856	(1,514)
Obligations of states and political subdivisions	85,636	(1,441)	83,023	(4,407)	168,659	(5,848)
Total available-for-sale securities	$453,852	$(5,588)	$96,821	$(5,808)	$550,673	$(11,396)

Held-to-Maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$1,047	$(51)	$1,047	$(51)
Total held-to-maturity securities	$—	$—	$1,047	$(51)	$1,047	$(51)

December 31, 2016
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$156,000	$(2,236)	$—	$—	$156,000	$(2,236)
Government-sponsored residential collateralized debt obligations	109,468	(1,082)	6,691	(281)	116,159	(1,363)
Government-sponsored commercial mortgage-backed securities	23,808	(442)	—	—	23,808	(442)
Government-sponsored commercial collateralized debt obligations	128,238	(1,802)	—	—	128,238	(1,802)
Asset-backed securities	23,415	(163)	20,326	(825)	43,741	(988)
Corporate debt securities	43,990	(885)	3,335	(1,420)	47,325	(2,305)
Obligations of states and political subdivisions	156,891	(5,620)	41,136	(1,864)	198,027	(7,484)
Total debt securities	641,810	(12,230)	71,488	(4,390)	713,298	(16,620)
Marketable equity securities	19,002	(243)	—	—	19,002	(243)
Total available-for-sale securities	$660,812	$(12,473)	$71,488	$(4,390)	$732,300	$(16,863)

Held-to-Maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$1,070	$(35)	$1,070	$(35)
Total held-to-maturity securities	$—	$—	$1,070	$(35)	$1,070	$(35)

Of the available-for-sale securities summarized above as of September 30, 2017, 106 securities had unrealized losses equaling 1.2% of the amortized cost basis for less than twelve months and 43 securities had unrealized losses of 5.7% of the amortized cost basis for twelve months or more. There was one unrealized loss of $51,000 on a debt security held-to-maturity at September 30, 2017. As of December 31, 2016, of the available-for sale securities, 170 securities had unrealized losses equaling 1.9% of the amortized cost basis for less than twelve months and 31 securities had unrealized losses equaling 5.8% of the amortized cost basis for twelve months or more. There was one unrealized loss of $35,000 on a debt security held-to-maturity at December 31, 2016.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of September 30, 2017 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2017.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$442,989	8.5%	$416,718	8.5%
Investor non-owner occupied	1,777,716	34.1	1,705,319	34.8
Construction	82,688	1.6	98,794	2.0
Total commercial real estate loans	2,303,393	44.2	2,220,831	45.3

Commercial business loans	821,372	15.8	724,557	14.8

Consumer loans:
Residential real estate	1,211,783	23.3	1,156,227	23.6
Home equity	561,814	10.8	536,772	11.0
Residential construction	39,460	0.8	53,934	1.1
Other consumer	267,921	5.1	209,393	4.2
Total consumer loans	2,080,978	40.0	1,956,326	39.9
Total loans	5,205,743	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	15,297		11,636
Allowance for loan losses	(46,368)		(42,798)
Loans - net	$5,174,672		$4,870,552
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
At September 30, 2017, the Company had an allowance for loan losses of $46.4 million, or 0.89%, of total loans as compared to an allowance for loan losses of $42.8 million, or 0.87%, of total loans at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity, and other consumer. Management uses a rolling average of historical losses based on a 12-quarter loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards; experience and depth of lending; changes in weighted average risk ratings; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and therefore are not covered by the allowance for loan losses. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in establishing the allowance for loan losses. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2017.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate and home equity loans – The Bank establishes maximum loan-to-value and debt-to-income ratios and minimum credit scores as an integral component of the underwriting criteria. Loans in these segments are collateralized by residential real estate and repayment is dependent on the income and credit quality of the individual borrower. Within the qualitative allowance factors, national and local economic trends including unemployment rates and potential declines in property value, are key elements reviewed as a component of establishing the appropriate allocation. Overall economic conditions, unemployment rates and housing price trends will influence the underlying credit quality of these segments.
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

When a loan is determined to be impaired, the Company makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.

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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and other consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. Residential real estate and other consumer loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that our internal credit department further evaluate the risk rating of the individual loan, with the credit department and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm throughout the year and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.
The following table presents the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
September 30, 2017
Loans rated 1-5	$420,714	$1,745,193	$120,400	$787,044	$1,195,036	$556,040	$267,010
Loans rated 6	4,770	10,216	—	17,201	926	—	—
Loans rated 7	17,505	22,307	1,748	17,127	15,821	5,774	911
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$442,989	$1,777,716	$122,148	$821,372	$1,211,783	$561,814	$267,921

December 31, 2016
Loans rated 1-5	$388,389	$1,656,256	$150,411	$698,458	$1,139,662	$531,359	$207,193
Loans rated 6	7,139	18,040	204	7,466	1,267	—	—
Loans rated 7	21,190	31,023	2,113	18,633	15,298	5,413	2,200
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393

Activity in the allowance for loan losses for the periods ended September 30, 2017 and 2016 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017
Balance, beginning of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062
Provision (credit) for loan losses	(82)	147	219	842	264	443	669	64	2,566
Loans charged off	—	(85)	—	(499)	(248)	(304)	(530)	—	(1,666)
Recoveries of loans previously charged off	—	36	—	168	76	23	103	—	406
Balance, end of period	$3,604	$15,635	$1,921	$10,370	$7,920	$3,168	$2,150	$1,600	$46,368

Three Months Ended September 30, 2016
Balance, beginning of period	$3,267	$13,646	$2,014	$6,894	$7,907	$2,532	$692	$1,009	$37,961
Provision for loan losses	72	1,082	(201)	527	404	245	1,321	316	3,766
Loans charged off	—	(287)	—	(188)	(216)	(81)	(368)	—	(1,140)
Recoveries of loans previously charged off	—	302	3	146	—	15	27	—	493
Balance, end of period	$3,339	$14,743	$1,816	$7,379	$8,095	$2,711	$1,672	$1,325	$41,080

Nine Months Ended September 30, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	(62)	1,133	170	2,534	566	841	1,820	144	7,146
Loans charged off	(99)	(502)	(162)	(1,452)	(616)	(582)	(1,269)	—	(4,682)
Recoveries of loans previously charged off	—	135	—	558	116	51	246	—	1,106
Balance, end of period	$3,604	$15,635	$1,921	$10,370	$7,920	$3,168	$2,150	$1,600	$46,368

Nine Months Ended September 30, 2016
Balance, beginning of period	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,247	2,587	(82)	1,814	974	692	2,315	531	10,078
Loans charged off	(138)	(1,083)	—	(744)	(733)	(438)	(907)	—	(4,043)
Recoveries of loans previously charged off	56	380	3	482	53	66	118	—	1,158
Balance, end of period	$3,339	$14,743	$1,816	$7,379	$8,095	$2,711	$1,672	$1,325	$41,080

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2017 and December 31, 2016 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2017
Allowance related to loans individually evaluated and deemed impaired	$—	$5	$336	$839	$73	$—	$—	$—	$1,253
Allowance related to loans collectively evaluated and not deemed impaired	3,604	15,630	1,585	9,531	7,847	3,168	2,150	1,600	45,115
Allowance related to loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$3,604	$15,635	$1,921	$10,370	$7,920	$3,168	$2,150	$1,600	$46,368

Loans deemed impaired	$2,733	$9,575	$2,647	$7,768	$17,318	$7,696	$911	$—	$48,648
Loans not deemed impaired	440,256	1,767,897	119,501	813,604	1,194,465	554,118	265,257	—	5,155,098
Loans acquired with deteriorated credit quality	—	244	—	—	—	—	1,753	—	1,997
Total loans	$442,989	$1,777,716	$122,148	$821,372	$1,211,783	$561,814	$267,921	$—	$5,205,743

December 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$646	$68	$—	$—	$—	$714
Allowance related to loans collectively evaluated and not deemed impaired	3,765	14,869	1,913	7,862	7,786	2,858	1,353	1,456	41,862
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Loans deemed impaired	$3,331	$9,949	$3,325	$7,812	$16,563	$6,910	$2,220	$—	$50,110
Loans not deemed impaired	413,387	1,694,190	149,403	715,436	1,139,664	529,862	205,136	—	4,847,078
Loans acquired with deteriorated credit quality	—	1,180	—	1,309	—	—	2,037	—	4,526
Total loans	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393	$—	$4,901,714
Management has established the allowance for loan loss in accordance with GAAP at September 30, 2017 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2017 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2017 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at September 30, 2017 and December 31, 2016, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
September 30, 2017
Owner-occupied CRE	$101	$741	$1,488	$2,330	$—	$2,160
Investor CRE	555	498	1,650	2,703	—	2,957
Construction	1,465	—	282	1,747	—	1,748
Commercial business loans	543	1,444	854	2,841	206	3,171
Residential real estate	3,700	857	5,680	10,237	260	14,730
Home equity	1,545	582	2,638	4,765	—	5,740
Other consumer	1,022	49	1,087	2,158	179	911
Total	$8,931	$4,171	$13,679	$26,781	$645	$31,417

December 31, 2016
Owner-occupied CRE	$482	$15	$1,667	$2,164	$—	$2,733
Investor CRE	2,184	697	3,260	6,141	—	4,858
Construction	709	—	1,933	2,642	—	2,138
Commercial business loans	3,289	41	2,373	5,703	38	2,409
Residential real estate	2,826	22	7,863	10,711	308	14,393
Home equity	2,232	722	2,797	5,751	56	5,330
Other consumer	838	379	1,095	2,312	348	2,202
Total	$12,560	$1,876	$20,988	$35,424	$750	$34,063
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,733	$3,494	$—	$3,331	$4,107	$—
Investor CRE	9,210	9,835	—	9,949	10,601	—
Construction	1,182	2,688	—	3,325	5,051	—
Commercial business loans	5,768	6,793	—	3,742	4,856	—
Residential real estate	15,867	18,587	—	15,312	18,440	—
Home equity	7,696	8,870	—	6,910	7,864	—
Other consumer	911	913	—	2,220	2,220	—
Total	43,367	51,180	—	44,789	53,139	—

Impaired loans with a valuation allowance:
Investor CRE	365	457	5	—	—	—
Construction	1,465	1,465	336	—	—	—
Commercial business loans	2,000	2,000	839	4,070	4,168	646
Residential real estate	1,451	1,467	73	1,251	1,267	68
Total	5,281	5,389	1,253	5,321	5,435	714
Total impaired loans	$48,648	$56,569	$1,253	$50,110	$58,574	$714
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,790	$30	$4,037	$—
Investor CRE	10,321	86	10,737	218
Construction	1,927	28	4,012	30
Commercial business loans	8,009	85	12,706	—
Residential real estate	17,328	237	16,843	185
Home equity	8,022	68	5,992	71
Other consumer	1,021	—	921	—
Total	$49,418	$534	$55,248	$504

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,975	$90	$4,073	$241
Investor CRE	10,066	292	11,717	325
Construction	2,468	50	4,499	104
Commercial business loans	8,033	319	13,034	337
Residential real estate	17,324	633	16,466	556
Home equity	7,598	185	5,592	156
Other consumer	1,397	—	469	1
Total	$49,861	$1,569	$55,850	$1,720
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
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$17,232	$16,048
Non-accrual status	6,628	7,304
Total recorded investment in TDRs	$23,860	$23,352

Accruing TDRs performing under modified terms more than one year	$11,103	$10,020
Specific reserves for TDRs included in the balance of allowance for loan losses	$912	$714
Additional funds committed to borrowers in TDR status	$—	$3

Loans restructured as TDRs during the three and nine months ended September 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended			Nine Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
September 30, 2017
Investor CRE	—	$—	$—	1	$5,038	$5,038
Commercial business	—	—	—	3	247	247
Residential real estate	2	269	269	5	791	791
Home equity	4	822	822	18	2,294	2,301
Total TDRs	6	$1,091	$1,091	27	$8,370	$8,377

September 30, 2016
Owner-occupied CRE	—	$—	$—	5	$654	$654
Construction	—	—	—	2	67	67
Commercial business	2	2,083	2,083	7	4,667	6,750
Residential real estate	4	377	385	13	1,320	1,705
Home equity	5	886	886	14	1,338	2,224
Total TDRs	11	$3,346	$3,354	41	$8,046	$11,400
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended September 30,
	2017				2016
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Commercial business	$—	$—	$—	$—	$—	$—	$100	$—	$1,983
Residential real estate	—	—	269	—	87	—	290	—	—
Home equity	526	296	—	—	—	261	137	488	—
Total	$526	$296	$269	$—	$87	$261	$527	$488	$1,983

	Nine Months Ended September 30,
	2017				2016
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$—	$—	$—	$—	$510	$—	$86	$—	$58
Investor CRE	—	—	—	5,038	—	—	—	—	—
Construction	—	—	—	—	23	—	44	—	—
Commercial business	—	—	—	247	2,000	—	243	348	2,076
Residential real estate	155	220	416	—	87	—	672	561	—
Home equity	838	742	714	—	—	261	473	604	—
	$993	$962	$1,130	$5,285	$2,620	$261	$1,518	$1,513	$2,134

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	September 30, 2017		September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Construction	—	$—	1	$437
Commercial business	1	203	—	—
Home equity	2	54	—	—
Total	3	$257	1	$437
The majority of restructured loans were on accrual status as of September 30, 2017 and December 31, 2016. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the general ledger loan balance and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.20 billion and $1.05 billion as of September 30, 2017 and December 31, 2016, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2017 and December 31, 2016 was determined using pretax internal rates of return ranging from 9.5% to 11.6% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 186 and 166, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
During the three and nine months ended September 30, 2017, the Company received servicing income of $618,000 and $1.7 million, compared to $416,000 and $1.3 million, for the same periods in 2016, respectively. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$10,172	$6,589	$10,104	$7,074
Change in fair value recognized in net income	(569)	(114)	(1,499)	(1,800)
Issuances	1,548	621	2,546	1,822
Fair value of mortgage servicing rights at end of period	$11,151	$7,096	$11,151	$7,096

Note 5.	Goodwill and Core Deposit Intangibles
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance at December 31, 2015	$115,281	$7,506
Amortization expense	—	(1,604)
Balance at December 31, 2016	$115,281	$5,902
Amortization expense	—	(1,075)
Balance at September 30, 2017	$115,281	$4,827

Estimated amortization expense for the years ending December 31,
2017 (remaining three months)		$336
2018		1,219
2019		1,026
2020		834
2021		642
2022 and thereafter		770
Total remaining		$4,827
On April 30, 2014, Rockville Financial, Inc. completed its merger with United Financial Bancorp, Inc. (“Legacy United”). Discussions throughout this report related to the merger with Legacy United are referred to as the “Merger”. The goodwill associated with the Merger is not tax deductible. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $337,000 and $385,000 for the three months ended September 30, 2017 and 2016, respectively, and was $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston Advances
The Company is a member of the FHLBB. Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2017 and December 31, 2016 are summarized below:

	September 30, 2017		December 31, 2016
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2017	$460,000	1.34%	$803,000	0.94%
2018	378,030	1.43	139,792	1.48
2019	45,000	1.57	20,000	1.45
2020	33,000	1.79	33,000	0.86
2021	—	—	30,000	0.59
Thereafter	33,807	1.14	19,182	0.89
	$949,837	1.40%	$1,044,974	1.01%
The total carrying value of FHLBB advances at September 30, 2017 was $950.6 million, which includes a remaining fair value adjustment of $718,000 on acquired advances. At December 31, 2016, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $1.7 million.

At September 30, 2017, four advances totaling $70.0 million with interest rates ranging from 0.96% to 4.39%, which are scheduled to mature between 2017 and 2032, are callable by the FHLBB. Advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $1.50 billion and $1.41 billion at September 30, 2017 and December 31, 2016, respectively.
In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at September 30, 2017 and December 31, 2016. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At September 30, 2017, the Company could borrow immediately an additional $417.7 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$79,896	$79,716
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	14,253	18,897
Other	4,111	4,294
Total other borrowings	$118,260	$122,907
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
In connection with the Merger, the Company has assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $2.0 million at September 30, 2017. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of September 30, 2017 and December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
September 30, 2017
Repurchase Agreements
U.S. Agency Securities	$14,253	$—	$20,000	$—	$34,253

December 31, 2016
Repurchase Agreements
U.S. Agency Securities	$18,897	$—	$20,000	$—	$38,897
As of September 30, 2017 and December 31, 2016, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million and $20.0 million, respectively. The outstanding advances at September 30, 2017 consisted of two individual borrowings with remaining terms of two years or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2016 consisted of two individual borrowings with remaining terms of three years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $23.2 million and $23.8 million as collateral for these borrowings at September 30, 2017 and December 31, 2016, respectively.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of September 30, 2017 and December 31, 2016, retail repurchase agreements totaled $14.3 million and $18.9 million, respectively. The Company pledged investment securities with a market value of $28.9 million and $28.5 million as collateral for these borrowings at September 30, 2017 and December 31, 2016, respectively.
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
Other
At September 30, 2017 and December 31, 2016, other borrowings consist of capital lease obligations. The Company has capital lease obligations for three of its leased banking branches.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $402.3 million at a cost of 1.30% at September 30, 2017 and $367.4 million at a cost of 0.58% at December 31, 2016. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at September 30, 2017 and December 31, 2016.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2017 and December 31, 2016 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
September 30, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	6.61	TBD	(1)	2.43%		$(1,623)
Interest rate swaps	215,000	2.83	1.31%		1.83%		(2,548)
Fair value hedges:
Interest rate swaps	10,000	0.72	1.00%		1.25%	(2)	(29)
Non-hedging derivatives:
Forward loan sale commitments	131,822	0.00					(9)
Derivative loan commitments	44,628	0.00					837
Interest rate swap	7,500	8.79					(564)
Loan level swaps - dealer(3)	577,683	7.52	3.03%		3.96%		(8,263)
Loan level swaps - borrowers(3)	577,683	7.52	3.96%		3.03%		8,242
Forward starting loan level swaps - dealer	14,320	8.11	TBD		4.75%		(234)
Forward starting loan level swaps - borrower	14,320	8.11	4.75%		TBD		234
Total	$1,692,956						$(3,957)

December 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.36	TBD	(1)	2.43%		$(483)
Interest rate swaps	240,000	3.24	0.91%		1.74%		(2,719)
Fair value hedges:
Interest rate swaps	35,000	0.72	1.04%		0.82%	(2)	1
Non-hedging derivatives:
Forward loan sale commitments	61,991	0.00					153
Derivative loan commitments	30,239	0.00					421
Interest rate swap	7,500	9.54					(660)
Loan level swaps - dealer(3)	468,417	7.75	2.42%		3.84%		(4,888)
Loan level swaps - borrowers(3)	468,417	7.75	3.84%		2.42%		4,869
Total	$1,411,564						$(3,306)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company did not record any hedge ineffectiveness.
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
As of September 30, 2017, the Company had eight outstanding interest rate derivatives with a notional value of $315.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and nine months ended September 30, 2017 and 2016, the Company recognized a negligible net reduction to interest expense.
As of September 30, 2017, the Company had one outstanding interest rate derivative with a notional amount of $10.0 million that was designated as a fair value hedge of interest rate risk.
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
As of September 30, 2017, the Company had eighty-three borrower-facing interest rate derivatives with an aggregate notional amount of $577.7 million and eighty-three broker derivatives with an aggregate notional value amount of $577.7 million related to this program.
As of September 30, 2017, the Company had four risk participation agreements with three counterparties related to a loan level interest rate swap with four of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. One agreement has credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At September 30, 2017, the notional amount of this risk participation agreement was $6.0 million, reflecting the counterparty participation of 33.1%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At September 30, 2017, the notional amount of the remaining three risk participation agreements was $24.9 million, reflecting the counterparty participation level of 36.7%.

Forward Starting Loan Level Swaps
As of September 30, 2017, the Company had two borrower-facing forward starting loan level swaps with an aggregate notional amount of $14.3 million, and two broker derivatives with an aggregate notional amount of $14.3 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of September 30, 2017, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the market improves (rate decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely, if the market declines (rates worsen) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices. The Company expects that these forward loan sale commitments, TBA and mandatory, will experience changes in fair value opposite to the change in fair value of derivative loan commitments.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2017 and December 31, 2016:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2017	Dec 31, 2016	Balance Sheet Location	Sep 30, 2017	Dec 31, 2016
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$54	$246	Other Liabilities	$4,225	$3,448
Interest rate swap - fair value hedge	Other Assets	—	18	Other Liabilities	29	17
Total derivatives designated as hedging instruments		$54	$264		$4,254	$3,465
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$91	$204	Other Liabilities	$100	$51
Derivative loan commitments	Other Assets	837	421		—	—
Interest rate swap		—	—	Other Liabilities	564	660
Interest rate swap - with customers	Other Assets	10,923	7,864	Other Liabilities	2,681	2,995
Interest rate swap - with counterparties	Other Assets	2,667	2,981	Other Liabilities	10,930	7,869
Forward starting loan level swap	Other Assets	234	—	Other Liabilities	234	—
Total derivatives not designated as hedging		$14,752	$11,470		$14,509	$11,575

Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$(131)	$2,854	$(2,073)	$(8,582)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest rate swaps	$301	$(664)	$1,104	$(1,844)

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(In thousands)
Interest rate swaps	Interest income	$8	$100	$(30)	$73

		Amount of Gain (Loss) Recognized in Income from Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(In thousands)
Interest rate swaps	Interest income	$7	$(100)	$(30)	$(73)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$181	$(329)	$416	$645
Mortgage servicing rights derivative	10	—	96	—
Forward loan sale commitments	(208)	(317)	(162)	(284)
Interest rate swaps	(2)	(190)	(2)	(17)
	$(19)	$(836)	$348	$344
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
As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.5 million. As of September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $218.8 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of September 30, 2017, there were 2,917,620 shares available for future grants under the 2015 Plan.
For the nine-month period ended September 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $76,000 with a related tax benefit of $27,000 and $2.0 million with a related tax benefit of $712,000, respectively. Of the total expense amount for the nine-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $340,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.7 million. For the nine-month period ended September 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $80,000 with a related tax benefit of $29,000 and $1.5 million with a related tax benefit of $527,000, respectively.
For the three-month period ended September 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $5,000 with a related tax benefit of $2,000 and $561,000 with a related tax benefit of $202,000, respectively. Of the total expense amount for the three-month period ended September 30, 2017, the amount of Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $61,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $505,000. For the three-month period ended September 30, 2016, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $20,000 with a related tax benefit of $7,000 and $499,000 with a related tax benefit of $180,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the nine months ended September 30, 2017:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,936,453	$11.21
Granted	—	—
Exercised	(143,149)	10.80
Forfeited or expired	(820)	13.73
Outstanding at September 30, 2017	1,792,484	$11.24	4.5	$12.6
Stock options vested and exercisable at September 30, 2017	1,773,201	$11.22	4.4	$12.5
As of September 30, 2017, the unrecognized cost related to outstanding stock options was $31,000 and will be recognized over a weighted-average period of 1.7 years.

There were no stock options granted during the nine months ended September 30, 2017 and 2016.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the nine months ended September 30, 2017.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the nine months ended September 30, 2017, the Company issued 3,617 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the nine months ended September 30, 2017, the weighted-average grant date fair value was $17.96 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	438,806	$14.23
Granted	3,617	17.96
Vested	(67,816)	13.81
Forfeited	(9,242)	13.71
Unvested as of September 30, 2017	365,365	$14.36
As of September 30, 2017, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.2 million at September 30, 2017 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 24 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended September 30, 2017 and 2016, ESOP compensation expense was $99,000 and $77,000. For the nine months ended September 30, 2017 and 2016, ESOP compensation expense was $296,000 and $216,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

September 30, 2017
Allocated shares	1,198,052
Shares allocated for release	17,110
Unreleased shares	530,406
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$10,014

Note 9.	Regulatory Matters

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
As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
September 30, 2017
Total capital to risk weighted assets	$644,351	12.1%	$426,017	8.0%	$532,521	10.0%
Common equity tier 1 capital to risk weighted assets	596,133	11.2	239,518	4.5	345,970	6.5
Tier 1 capital to risk weighted assets	596,133	11.2	319,357	6.0	425,809	8.0
Tier 1 capital to total average assets	596,133	8.8	270,970	4.0	338,712	5.0
December 31, 2016
Total capital to risk weighted assets	$619,020	12.1%	$409,269	8.0%	$511,587	10.0%
Common equity tier 1 capital to risk weighted assets	574,632	11.2	230,879	4.5	333,492	6.5
Tier 1 capital to risk weighted assets	574,632	11.2	307,839	6.0	410,451	8.0
Tier 1 capital to total average assets	574,632	9.0	255,392	4.0	319,240	5.0

United Financial Bancorp, Inc.
September 30, 2017
Total capital to risk weighted assets	$700,140	13.1%	$427,566	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	576,922	10.8	240,384	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	576,922	10.8	320,512	6.0	N/A	N/A
Tier 1 capital to total average assets	576,922	8.5	271,493	4.0	N/A	N/A
December 31, 2016
Total capital to risk weighted assets	$668,816	13.0%	$411,579	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	549,428	10.7	231,068	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	549,428	10.7	308,090	6.0	N/A	N/A
Tier 1 capital to total average assets	549,428	8.6	255,548	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of September 30, 2017 and December 31, 2016, $104.0 million and $79.8 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,503)	$(7,936)
Tax effect	2,703	2,859
Net-of-tax amount	(4,800)	(5,077)
Securities available-for-sale:
Net unrealized loss	(3,417)	(12,845)
Tax effect	1,230	4,617
Net-of-tax amount	(2,187)	(8,228)
Interest rate swaps:
Net unrealized loss	(4,171)	(3,202)
Tax effect	1,503	1,154
Net-of-tax amount	(2,668)	(2,048)
	$(9,655)	$(15,353)

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Net income available to common stockholders	$15,191	$14,159	$45,117	$35,111
Weighted-average common shares outstanding	50,797,769	50,357,085	50,786,048	50,179,784
Less: average number of unallocated ESOP award shares	(534,167)	(556,980)	(539,814)	(562,648)
Weighted-average basic shares outstanding	50,263,602	49,800,105	50,246,234	49,617,136
Dilutive effect of stock options	626,385	341,070	641,941	299,913
Weighted-average diluted shares	50,889,987	50,141,175	50,888,175	49,917,049
Net income per share:
Basic	$0.30	$0.28	$0.90	$0.71
Diluted	$0.30	$0.28	$0.89	$0.70
There were no anti-dilutive stock options during the three months and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the weighted-average number of anti-dilutive stock options excluded from diluted net income per share were 270,329 and 627,768, respectively. Stock options were anti-dilutive because the strike price was greater than the average fair value of the Company’s common stock for the periods presented.

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
The aggregate principal amount of the residential real estate mortgage loans held for sale was $87.2 million and $61.9 million at September 30, 2017 and December 31, 2016, respectively. The aggregate fair value of these loans as of the same dates was $89.4 million and $62.5 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2017 and December 31, 2016.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Mortgage loans held for sale	$(783)	$1,490	$1,993	$1,530
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2017 and 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$227,131	$—	$227,131	$—
Government-sponsored residential collateralized debt obligations	172,829	—	172,829	—
Government-sponsored commercial mortgage-backed securities	22,754	—	22,754	—
Government-sponsored commercial collateralized debt obligations	151,198	—	151,198	—
Asset-backed securities	137,729	—	—	137,729
Corporate debt securities	88,088	—	86,461	1,627
Obligations of states and political subdivisions	257,447	—	257,447	—
Marketable equity securities	10,879	388	10,491	—
Total available-for-sale securities	$1,068,055	$388	$928,311	$139,356

Mortgage loan derivative assets	$928	$—	$928	$—
Mortgage loan derivative liabilities	100	—	100	—
Loans held for sale	89,419	—	89,419	—
Mortgage servicing rights	11,151	—	—	11,151
Interest rate swap assets	13,878	—	13,878	—
Interest rate swap liabilities	18,663	—	18,663	—

December 31, 2016
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$179,548	$—	$179,548	$—
Government-sponsored residential collateralized-debt obligations	183,260	—	183,260	—
Government-sponsored commercial mortgage-backed securities	26,530	—	26,530	—
Government-sponsored commercial collateralized-debt obligations	162,927	—	162,927	—
Asset-backed securities	166,967	—	13,087	153,880
Corporate debt securities	75,015	—	73,423	1,592
Obligations of states and political subdivisions	216,376	—	216,376	—
Marketable equity securities	32,788	375	32,413	—
Total available-for-sale securities	$1,043,411	$375	$887,564	$155,472

Mortgage loan derivative assets	$625	$—	$625	$—
Mortgage loan derivative liabilities	51	—	51	—
Loans held for sale	62,517	—	62,517	—
Mortgage servicing rights	10,104	—	—	10,104
Interest rate swap assets	11,109	—	11,109	—
Interest rate swap liabilities	14,989	—	14,989	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$153,180	$145,134	$155,472	$146,070
Purchases (sales)	(14,168)	91	(14,419)	(909)
Principal payments and net accretion	(118)	(244)	(2,898)	(722)
Total realized gains (losses) included in earnings	139	(14)	636	(164)
Total unrealized gains included in other comprehensive income/loss	323	3,370	565	4,062
Balance at end of period	$139,356	$148,337	$139,356	$148,337

Balance of mortgage servicing rights, at beginning of period	$10,172	$6,589	$10,104	$7,074
Issuances	1,548	621	2,546	1,822
Change in fair value recognized in net income	(569)	(114)	(1,499)	(1,800)
Balance at end of period	$11,151	$7,096	$11,151	$7,096
The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.
Available-for-Sale Securities: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at September 30, 2017:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$137,729	Discounted Cash Flow	Discount Rates	2.9% - 4.1% (3.74%)
			Cumulative Default %	3.9% - 9.5% (9.22%)
			Loss Given Default	1.2% - 3.0% (2.88%)

Corporate debt - pooled trust	$1,627	Discounted Cash Flow	Discount Rate	6.75% (6.75%)
preferred security			Cumulative Default %	2.7% - 41.1% (12.45%)
			Loss Given Default	85% - 100% (93.92%)
			Cure Given Default	75% - 75% (75.00%)

Mortgage servicing rights	$11,151	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.58%)
			Cost to Service	$50 - $110 ($63.55)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2017
Impaired loans	$4,166	$—	$—	$4,166
Other real estate owned	2,444	—	—	2,444
Total	$6,610	$—	$—	$6,610
December 31, 2016
Impaired loans	$5,100	$—	$—	$5,100
Other real estate owned	1,890	—	—	1,890
Total	$6,990	$—	$—	$6,990
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
Losses on assets recorded at fair value on a non-recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans	$(396)	$(573)	$(1,174)	$(1,040)
Other real estate owned	(31)	—	(201)	(4)
Total	$(427)	$(573)	$(1,375)	$(1,044)
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

As of September 30, 2017 and December 31, 2016, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017
Financial assets:
Cash and cash equivalents	$98,517	$98,517	$—	$—	$98,517
Available-for-sale securities	1,068,055	388	928,311	139,356	1,068,055
Held-to-maturity securities	13,693	—	14,619	—	14,619
Loans held for sale	89,419	—	89,419	—	89,419
Loans receivable-net	5,174,672	—	—	5,172,661	5,172,661
FHLBB stock	46,758	—	—	46,758	46,758
Accrued interest receivable	20,893	—	—	20,893	20,893
Derivative assets	14,806	—	14,806	—	14,806
Mortgage servicing rights	11,151	—	—	11,151	11,151
Financial liabilities:
Deposits	5,153,022	—	—	5,151,220	5,151,220
Mortgagors’ and investors’ escrow accounts	9,641	—	—	9,641	9,641
FHLBB advances and other borrowings	1,068,814	—	1,070,630	—	1,070,630
Derivative liabilities	18,763	—	18,763	—	18,763

December 31, 2016
Financial assets:
Cash and cash equivalents	$90,944	$90,944	$—	$—	$90,944
Available-for-sale securities	1,043,411	375	887,564	155,472	1,043,411
Held-to-maturity securities	14,038	—	14,829	—	14,829
Loans held for sale	62,517	—	62,517	—	62,517
Loans receivable-net	4,870,552	—	—	4,895,638	4,895,638
FHLBB stock	53,476	—	—	53,476	53,476
Accrued interest receivable	18,771	—	—	18,771	18,771
Derivative assets	11,734	—	11,734	—	11,734
Mortgage servicing rights	10,104	—	—	10,104	10,104
Financial liabilities:
Deposits	4,711,172	—	—	4,711,774	4,711,774
Mortgagors’ and investors’ escrow accounts	13,354	—	—	13,354	13,354
FHLBB advances and other borrowings	1,169,619	—	1,167,066	—	1,167,066
Derivative liabilities	15,040	—	15,040	—	15,040
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$147,527	$197,070
Undisbursed construction loans	121,499	90,149
Undisbursed home equity lines of credit	399,978	364,421
Undisbursed commercial lines of credit	406,721	382,018
Standby letters of credit	14,274	13,588
Unused credit card lines	15,329	12,327
Unused checking overdraft lines of credit	1,571	1,465
Total	$1,106,899	$1,061,038
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $34.0 million at September 30, 2017 and is included in other assets in the consolidated statement of condition. At September 30, 2017, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $17.8 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that United Financial Bancorp, Inc. files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, United’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, United’s past results of operations do not necessarily indicate United’s combined future results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at September 30, 2017 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $6.98 billion and stockholders’ equity of $690.7 million at September 30, 2017.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 53 banking offices, commercial loan production offices, mortgage loan production offices, 66 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com).
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
At September 30, 2017, derivative assets and liabilities were $14.8 million and $18.8 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
Goodwill
The Company is required to record assets and liabilities it has acquired in a business combination, including identifiable intangible assets such as core deposit intangibles, at fair value, which may involve making estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The resulting goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.
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
The carrying value of goodwill at September 30, 2017 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income of $15.2 million, or $0.30 per diluted share, was recorded for the three months ended September 30, 2017, compared to net income of $14.2 million, or $0.28 per diluted share, for the same period in 2016. Net income for the nine months ended September 30, 2017 was $45.1 million, or $0.89 per diluted share, compared to $35.1 million, or $0.70 per diluted share, for the same period in 2016.
Net interest income increased $3.7 million and $9.5 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to balance sheet growth which was mostly comprised of strong loan originations and, to a lesser extent, loan portfolio purchases. The Company intends to increase the level of owner-occupied commercial real estate loans while selectively originating investor non-owner occupied commercial real estate loans to generate more favorable risk-adjusted returns and protect the net interest margin in a flat yield curve interest rate environment. Loans held for sale grew due to increased originations in the spring market coupled with the Company’s strategy to hold loans longer before sale in the secondary market to enhance and increase interest income. Balance sheet growth was also attributed to the increase in investment securities as the Company began to reinvest security cash flows focused on extending portfolio duration, primarily in mortgage-backed securities and collateralized loan obligation securities. Total interest and dividend income increased $7.5 million and $16.0 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016. These increases were partially offset by increases in interest expense of $3.7 million and $6.5 million compared to the same periods in 2016. The Company’s tax-equivalent net interest margin for the three and nine months ended September 30, 2017 was 3.00% and 3.02%, respectively, an increase of five basis points over both periods in 2016.
Non-interest income increased $184,000 to $8.1 million for the three months ended September 30, 2017, compared to $7.9 million for the same period in 2016. The increase was primarily due to an increase in service charges and fees as a result of increased loan swap fee income, as well as increased non-sufficient funds (“NSF”) fees due to a higher volume of related transactions, coupled with a modification of the fee structure. The increase was also due to an increase in other income, primarily due to increases in gains on the sale of fixed assets and other real estate owned properties. These increases were offset mainly by a decrease in income from mortgage banking activities primarily due to a decrease in the gain on sale of loans and losses on forward loan sale contracts as a result of market interest rate changes partially offset by gains on derivative loan commitments. Non-interest income increased $4.9 million to $26.1 million for the nine months ended September 30, 2017, compared to $21.1 million for the same period in 2016. The increase was primarily due to increases in service charges and fees, as there was higher revenue generated by loan swap fee income due to higher transactional volume, as well as increased revenue generated from the Company’s investment advisory subsidiary. The overall increase was also due to the Company recording lower impairment charges on its partnership investments as compared to last year. These increases were offset by decreases in both the gain on sale of securities as well as income from mortgage banking activities. The Company recorded lower transactional volume and sold shorter-term securities, and sold fewer loans in the current period.
Non-interest expense increased $2.7 million to $34.9 million for the three months ended September 30, 2017, compared to $32.2 million for the same period in 2016. The largest increase for the period was in salaries and employee benefits as a result of a greater number of employees, including managerial staff, reflecting the Company’s robust investment in the information technology area, coupled with increased bonus expense driven by the Company’s financial results and reaching certain corporate goals. The overall increase was also due to increases in marketing and promotions, as the Company increased the level of digital advertising and marketing through online channels as compared to the previous period, as well as increases in other expenses due to increased loan swap fee expense and increased OREO expenses. Non-interest expense increased $3.9 million to $104.6 million for the nine months ended September 30, 2017, compared to $100.7 million for the same period in 2016. The largest increases for this period were also in salaries and employee benefits, marketing and promotions, and other expenses, related to the same factors as mentioned above. The increases were offset primarily by a decrease in FHLBB prepayment penalties, as the Company did not record any penalties in the nine months ended September 30, 2017 compared to the previous year period as a result of the Company’s implementation of the investment portfolio optimization strategy.
The asset quality of our loan portfolio has remained strong. At September 30, 2017 and December 31, 2016, the allowance for loan losses to total loans ratio was 0.89% and 0.87%, and the allowance for loan losses to non-performing loans ratio was 147.59% and 125.64%, respectively. The ratio of non-performing loans to total loans was 0.60% and 0.69% at September 30, 2017 and December 31, 2016, respectively. A provision for loan losses of $2.6 million and $7.1 million was recorded for the three and nine months ended September 30, 2017, compared to $3.8 million and $10.1 million for the same prior year periods, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.30	$0.28	$0.90	$0.71
Diluted net income per share	0.30	0.28	0.89	0.70
Dividends declared per share	0.12	0.12	0.36	0.36
Key Statistics:
Total revenue	$54,841	$50,918	$163,447	$149,075
Total expense	34,909	32,236	104,583	100,680
Key Ratios (annualized):
Return on average assets	0.88%	0.88%	0.89%	0.74%
Return on average equity	8.92%	8.80%	8.98%	7.37%
Tax-equivalent net interest margin	3.00%	2.95%	3.02%	2.97%
Non-interest expense to average assets	2.02%	2.00%	2.06%	2.11%
Cost of interest-bearing deposits	0.83%	0.65%	0.75%	0.66%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$24,789	$25,983	$24,789	$25,983
Troubled debt restructures - non-accruing	6,628	7,345	6,628	7,345
Total non-performing loans	31,417	33,328	31,417	33,328
Other real estate owned	2,444	2,792	2,444	2,792
Total non-performing assets	$33,861	$36,120	$33,861	$36,120
Asset Quality Ratios:
Non-performing loans to total loans	0.60%	0.71%	0.60%	0.71%
Non-performing assets to total assets	0.49%	0.55%	0.49%	0.55%
Allowance for loan losses to non-performing loans	147.59%	123.26%	147.59%	123.26%
Allowance for loan losses to total loans	0.89%	0.87%	0.89%	0.87%
Non-GAAP Ratio:
Efficiency ratio (1)	60.22%	60.31%	61.16%	62.89%

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

The following is a calculation of our efficiency ratio for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Efficiency Ratio:
Non-Interest Expense (GAAP)	$34,909	$32,236	$104,583	$100,680
Non-GAAP adjustments:
Other real estate owned expense	(211)	(40)	(607)	(138)
Effect of position eliminations	—	(55)	—	(1,458)
FHLBB prepayment penalties	—	—	—	(1,454)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$34,698	$32,141	$103,976	$97,630

Net Interest Income (GAAP)	$46,768	$43,029	$137,393	$127,927
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	2,069	1,641	5,705	4,822

Non-Interest Income (GAAP)	8,073	7,889	26,054	21,148
Non-GAAP adjustments:
Net gain on sales of securities	(158)	(48)	(710)	(1,867)
Net loss on limited partnership investments	864	850	1,582	3,290
BOLI claim benefit	—	(70)	(8)	(70)
Total Revenue for Efficiency Ratio (non-GAAP)	$57,616	$53,291	$170,016	$155,250

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	60.22%	60.31%	61.16%	62.89%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2017 and 2016. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,323,262	$11,017	3.33%	$1,229,384	$10,033	3.26%
Commercial real estate loans	2,211,601	23,063	4.08	2,077,585	21,201	3.99
Construction loans	122,511	1,301	4.16	156,217	1,565	3.92
Commercial business loans	791,547	8,163	4.04	669,595	6,103	3.57
Home equity loans	536,509	5,917	4.38	467,552	4,370	3.72
Other consumer loans	252,532	3,063	4.81	209,255	2,554	4.85
Total loans (1)	5,237,962	52,524	3.95	4,809,588	45,826	3.76
Investment securities	1,090,559	9,621	3.52	1,073,007	8,576	3.19
Federal Home Loan Bank stock	51,722	572	4.43	56,126	508	3.62
Other earning assets	43,498	151	1.38	46,230	67	0.57
Total interest-earning assets	6,423,741	62,868	3.86	5,984,951	54,977	3.63
Allowance for loan losses	(46,479)			(38,916)
Non-interest-earning assets	529,937			491,160
Total assets	$6,907,199			$6,437,195
Interest-bearing liabilities:
NOW and money market accounts	$2,105,796	3,992	0.75	$1,485,177	1,501	0.40
Saving deposits (2)	527,641	77	0.06	527,225	77	0.06
Time deposits	1,731,658	5,116	1.17	1,821,061	4,701	1.03
Total interest-bearing deposits	4,365,095	9,185	0.83	3,833,463	6,279	0.65
Advances from the Federal Home Loan Bank	951,760	3,404	1.40	1,085,932	2,657	0.96
Other borrowings	135,173	1,442	4.18	119,902	1,371	4.47
Total interest-bearing liabilities	5,452,028	14,031	1.02%	5,039,297	10,307	0.81%
Non-interest-bearing deposits	702,916			662,437
Other liabilities	70,853			92,195
Total liabilities	6,225,797			5,793,929
Stockholders’ equity	681,402			643,266
Total liabilities and stockholders’ equity	$6,907,199			$6,437,195
Net interest-earning assets (3)	$971,713			$945,654
Tax-equivalent net interest income		48,837			44,670
Tax-equivalent net interest rate spread (4)			2.84%			2.82%
Tax-equivalent net interest margin (5)			3.00%			2.95%
Average interest-earning assets to average interest-bearing liabilities			117.82%			118.77%
Less tax-equivalent adjustment		2,069			1,641
		$46,768			$43,029

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,285,618	$32,079	3.33%	$1,211,995	$29,814	3.28%
Commercial real estate loans	2,155,085	65,626	4.02	2,039,087	63,153	4.07
Construction loans	132,158	4,261	4.25	164,039	5,234	4.19
Commercial business loans	767,738	22,510	3.87	638,086	17,766	3.66
Home equity loans	533,669	16,876	4.23	448,371	11,670	3.48
Other consumer loans	231,892	8,581	4.95	218,801	8,201	5.00
Total loans (1)	5,106,160	149,933	3.89	4,720,379	135,838	3.80
Investment securities	1,086,574	28,366	3.48	1,083,717	25,942	3.18
Federal Home Loan Bank stock	53,005	1,630	4.10	54,842	1,366	3.32
Other earning assets	36,049	303	1.12	48,755	207	0.57
Total interest-earning assets	6,281,788	180,232	3.80	5,907,693	163,353	3.66
Allowance for loan losses	(45,008)			(36,775)
Non-interest-earning assets	521,629			479,513
Total assets	$6,758,409			$6,350,431
Interest-bearing liabilities:
NOW and money market accounts	$1,960,685	8,996	0.61	$1,533,096	4,950	0.43
Saving deposits (2)	532,718	235	0.06	527,919	229	0.06
Time deposits	1,720,120	14,376	1.12	1,784,269	13,748	1.03
Total interest-bearing deposits	4,213,523	23,607	0.75	3,845,284	18,927	0.66
Advances from the Federal Home Loan Bank	986,935	9,225	1.23	1,009,671	7,507	0.98
Other borrowings	138,685	4,302	4.09	130,586	4,170	4.20
Total interest-bearing liabilities	5,339,143	37,134	0.93%	4,985,541	30,604	0.81%
Non-interest-bearing deposits	680,786			646,416
Other liabilities	68,499			83,543
Total liabilities	6,088,428			5,715,500
Stockholders’ equity	669,981			634,931
Total liabilities and stockholders’ equity	$6,758,409			$6,350,431
Net interest-earning assets (2)	$942,645			$922,152
Tax-equivalent net interest income		143,098			132,749
Tax-equivalent net interest rate spread (3)			2.87%			2.85%
Tax-equivalent net interest margin (4)			3.02%			2.97%
Average interest-earning assets to average interest-bearing liabilities			117.66%			118.50%
Less tax-equivalent adjustment		5,705			4,822
Net interest income		$137,393			$127,927

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2017 Compared to September 30, 2016			Nine Months Ended September 30, 2017 compared to September 30, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$4,191	$2,507	$6,698	$10,962	$3,133	$14,095
Securities (1)	99	1,010	1,109	21	2,667	2,688
Other earning assets	(4)	88	84	(65)	161	96
Total earning assets	4,286	3,605	7,891	10,918	5,961	16,879
Interest expense:
NOW and money market accounts	803	1,688	2,491	1,609	2,437	4,046
Savings accounts	—	—	—	2	4	6
Time deposits	(241)	656	415	(507)	1,135	628
Total interest-bearing deposits	562	2,344	2,906	1,104	3,576	4,680
FHLBB advances	(356)	1,103	747	(170)	1,888	1,718
Other borrowings	165	(94)	71	250	(118)	132
Total interest-bearing liabilities	371	3,353	3,724	1,184	5,346	6,530
Change in tax-equivalent net interest income	$3,915	$252	$4,167	$9,734	$615	$10,349

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016
The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2017 and 2016.

Net Interest Income
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted from the growth in interest-earning assets outpacing the growth in interest-bearing liabilities, primarily reflecting organic loan growth and portfolio purchases.
For the three months ended September 30, 2017, tax equivalent net interest income increased $4.2 million from the comparative 2016 period. This was mainly due to the increase in average earning assets of $438.8 million, offset by an increase of $412.7 million in interest-bearing liabilities, due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividend income of $7.9 million was partially offset by the increase in interest expense of $3.7 million. The net interest margin increased five basis points, the yield on interest-earning assets increased 23 basis points, and the cost of interest-bearing liabilities increased 21 basis points from the same period in 2016.
For the nine months ended September 30, 2017, tax-equivalent net interest income increased $10.3 million from the comparative 2016 period. This was mainly due to the increase in average earning assets of $374.1 million outpacing the increase of $353.6 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $34.4 million. The increase in interest and dividend income of $16.9 million was partially offset by the increase in interest expense of $6.5 million. The net interest margin increased five basis points, the yield on average earnings assets increased 14 basis points, and the cost of interest-bearing liabilities increased 12 basis points from the same period in 2016.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three and nine months ended September 30, 2017 was $5.24 billion and $5.11 billion, and had an average yield of 3.95% and 3.89%, respectively. Increases in average balances for loans were recorded in all categories except for construction loans. For the three and nine months ended September 30, 2017, the average balance of commercial business loans, commercial real estate loans, home equity loans and residential real estate loans increased $122.0 million and $129.7 million, $134.0 million and $116.0 million, $69.0 million and $85.3 million, and $93.9 million and $73.6 million, from the respective prior periods in 2016. The loan portfolio has responded favorably to the increase in the Fed Funds rates, LIBOR and Prime rate indices, as 29% of the portfolio is priced off of the LIBOR index, and 15% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities increased $17.6 million, and the average yield earned on these securities increased 33 basis points for the three months ended September 30, 2017, compared to the same period in 2016, while the average balance of investment securities increased $2.9 million, and the average yield increased 30 basis points for the nine months ended September 30, 2017 compared to the same period in 2016. The improvement in the portfolio yield was due to a slight duration extension within the portfolio, a slight overall tilt towards credit exposures verses market exposures, and increases in the 3-month LIBOR index.
For the three and nine months ended September 30, 2017 compared to the same periods in 2016, the average balance of total interest-bearing deposits increased $531.6 million and $368.2 million, while the average cost increased 18 and nine basis points, respectively. These increases were primarily due to deposit growth in all categories except for time deposits and regular savings, as well as the Company’s continued focus to grow low cost deposits and the continued success in new account acquisition strategies. FHLBB advances decreased $134.2 million and $22.7 million while the average cost increased 44 and 25 basis points for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, to help fund new loan growth and portfolio purchases. The Company focused on shorter duration advances to align maturities with new accounts, however, overnight advance and short term rates were elevated due to recent Federal Open Market Committee (“FOMC”) rate increases and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at September 30, 2017 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $2.6 million and $7.1 million for the three and nine months ended September 30, 2017, compared to $3.8 million and $10.1 million for the same periods of 2016. The primary factors that influenced management’s decision to record the provision were organic growth during the period, slowing migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $48.6 million at September 30, 2017, compared to $50.1 million at December 31, 2016, a decrease of $1.5 million, or 2.9%, reflecting decreases in other consumer, construction, owner-occupied commercial real estate, investor non-owner occupied commercial real estate, and commercial business impaired loans of $1.3 million, $678,000, $598,000, $374,000, and $44,000, respectively; offset by increases in home equity and residential real estate impaired loans of $786,000 and $755,000, respectively. Troubled debt restructured (“TDR”) loans totaled $23.9 million at September 30, 2017, compared to $23.4 million at December 31, 2016, an increase of $508,000. At September 30, 2017, the allowance for loan losses totaled $46.4 million, representing 0.89% of total loans and 147.59% of non-performing loans compared to an allowance for loan losses of $42.8 million, which represented 0.87% of total loans and 125.64% of non-performing loans as of December 31, 2016. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $8.1 million and $26.1 million for the three and nine months ended September 30, 2017, with non-interest income representing 14.7% and 15.9% of total revenues, respectively. For the three and nine months ended September 30, 2016, total non-interest income was $7.9 million and $21.1 million, with non-interest income representing 15.5% and 14.2% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,161	$5,726	$435	7.6%	$18,413	$14,679	$3,734	25.4%
Gain on sale of securities, net	158	48	110	229.2	710	1,867	(1,157)	(62.0)
Income from mortgage banking activities	1,204	2,198	(994)	(45.2)	4,355	5,389	(1,034)	(19.2)
Bank-owned life insurance income	1,167	899	268	29.8	3,523	2,531	992	39.2
Net loss on limited partnership investments	(864)	(850)	(14)	1.6	(1,582)	(3,290)	1,708	(51.9)
Other income (loss)	247	(132)	379	(287.1)	635	(28)	663	2,367.9
Total non-interest income	$8,073	$7,889	$184	2.3%	$26,054	$21,148	$4,906	23.2%
Service Charges and Fees: Service charges and fees were $6.2 million and $18.4 million for the three and nine months ended September 30, 2017, an increase of $435,000 and $3.7 million from the comparable 2016 periods, respectively. The most significant increases were recorded in revenue generated by (a) loan swap fee income, (b) the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. (“UNFA”), and (c) deposit and service charges for various customer products.
Revenue generated from loan swap fee income increased as a direct result of higher transactional volume. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increase in revenue generated by UNFA is due to the Company’s continued strategy of acquiring proven talent with deep local relationships as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. The increase in deposit and service charges for various customer products is linked to the Company implementing a fee structure that is more in line with our competition based on a detailed study. The Company instituted the new fee structure in July 2016, therefore, only the 2016 third quarter comparative period was impacted by this initiative. Additionally, NSF fees increased in the current year periods, primarily due to a higher volume of related transactions and a modification of the fee structure.
Gains on Sales of Securities, Net: For the three and nine months ended September 30, 2017, the Company recorded $158,000 and $710,000 in net gains on security sales compared to $48,000 and $1.9 million in net gains in the prior year periods, respectively.

For the three and nine months ended September 30, 2017, the Company recorded lower transactional volume with the activity mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
The gains recorded in the three and nine months ended September 30, 2016 were a result of an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve and sold shorter-term securities and added longer duration investments in the portfolio to optimize income and reduce higher-cost borrowings. The Company then also incurred approximately $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Income From Mortgage Banking Activities: The Company recorded decreases of $994,000 and $1.0 million in income from mortgage banking activities for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.
The $994,000 decrease for the three months ended September 30, 2017 was primarily driven by decreases in the gain on sale of loans, as well as losses on forward loan sales contracts due to market interest rate changes. These decreases were partially offset by increases in loan servicing income and gains on derivative loan commitments.
Income from mortgage banking activities decreased $1.0 million for the nine months ended September 30, 2017 as compared to the prior period. The decrease was primarily due to a decrease in the gain on sale of loans, as fewer loans were sold in the current period, as well as an increase in mortgage pair off fees/costs. These decreases were partially offset by an increase in loan servicing income as a result of an increase in the portfolio of loans serviced for others as compared to the prior year period. The fair value recognized in net income for mortgage servicing rights also increased as compared to the prior year period due to an increase on long-term rates.
Bank-Owned Life Insurance (“BOLI”) Income: For the three and nine months ended September 30, 2017, the Company recorded BOLI income of $1.2 million and $3.5 million compared to $899,000 and $2.5 million for the same periods in 2016, an increase of $268,000 and $992,000, respectively. The increase for the three and nine months ended September 30, 2017 was mainly due to the purchase of $40.0 million of BOLI late in December 2016. Subsequent to September 30, 2017, the Company received notification of the passing of one of the insured parties covered under the BOLI policy and anticipates BOLI income to increase in the fourth quarter upon recognition of the tax-free death benefit proceeds in excess of the surrender value related to the policy.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing, new markets housing and alternative energy tax credit partnerships. In March 2017 and March 2016, the Company invested an additional $3.6 million and $12.7 million in alternative energy tax credit partnerships, respectively.
For the three and nine months ended September 30, 2017, the Company recorded net losses of $864,000 and $1.6 million on limited partnership investments, compared to net losses of $850,000 and $3.3 million for the corresponding periods in the prior year as the Company experienced fewer impairments on its partnership investments in the current periods. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $2.4 million and $7.2 million for the three and nine months ended September 30, 2017 as reflected in the tax provision. For the three and nine months ended September 30, 2016, the Company recorded an offsetting benefit of $2.6 million and $7.9 million.
Other Income: The Company recorded increases in other income of $379,000 and $663,000 for the three and nine months ended September 30, 2017 compared to the respective prior year periods.
For both the three and nine months ended September 30, 2017, the increases in other income were primarily due to an increase in gains on the sale of fixed assets and other real estate owned properties. Additionally, the year to date change benefited from the increase in the credit value adjustments on borrower facing loan level hedges.
Non-Interest Expense
Non-interest expense increased $2.7 million to $34.9 million for the three months ended September 30, 2017 and $3.9 million to $104.6 million for the nine months ended September 30, 2017.

For the three months ended September 30, 2017 and 2016, annualized non-interest expense represented 2.02% and 2.00% of average assets, while annualized non-interest expense represented 2.06% and 2.11% of average assets for the nine months ended September 30, 2017 and 2016, respectively. The following table summarizes non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$20,005	$18,301	$1,704	9.3%	$59,309	$56,105	$3,204	5.7%
Service bureau fees	1,983	1,960	23	1.2	6,029	6,219	(190)	(3.1)
Occupancy and equipment	3,740	3,580	160	4.5	11,866	11,330	536	4.7
Professional fees	1,048	1,125	(77)	(6.8)	3,309	2,893	416	14.4
Marketing and promotions	1,087	656	431	65.7	3,036	2,271	765	33.7
FDIC insurance assessments	780	819	(39)	(4.8)	2,255	2,800	(545)	(19.5)
Core deposit intangible amortization	337	385	(48)	(12.5)	1,075	1,219	(144)	(11.8)
FHLBB prepayment penalties	—	—	—	—	—	1,454	(1,454)	(100.0)
Other	5,929	5,410	519	9.6	17,704	16,389	1,315	8.0
Total non-interest expense	$34,909	$32,236	$2,673	8.3%	$104,583	$100,680	$3,903	3.9%
Salaries and Employee Benefits: Salaries and employee benefits was $20.0 million for the three months ended September 30, 2017, an increase of $1.7 million from the comparable 2016 period. Salaries and employee benefits was $59.3 million for the nine months ended September 30, 2017, an increase of $3.2 million from the comparable 2016 period.
The changes for both the three and nine months ended September 30, 2017 were primarily due to: (a) an increase in salaries driven by additional managerial staff in areas targeted for growth, (b) an increase in FICA related to higher salary expenses, (c) an increase in commissions and incentives on product sales, and (d) an increase in executive restricted stock expense as a result of stock awards granted in 2016 and 2017, increasing the number of unvested shares being expensed. These increases were partially offset by decreases in temporary help due to the completion of several projects, and health insurance. Additionally, deferred expenses from loan originations decreased for the three months ended September 30, 2017, which also contributed to the overall increase in salaries and benefits.
Service Bureau Fees: Service bureau fees remained relatively flat, increasing $23,000 for the three months ended September 30, 2017 as compared to the same period in 2016. Service bureau fees decreased $190,000 for the nine months ended September 30, 2017, compared to the same period in 2016. This decrease was largely driven by additional expense incurred in the second quarter of 2016 related to the implementation of Europay and Mastercard (“EMV”) chip-enabled cards to mitigate potential fraud exposure to the Company’s credit and debit card users.
Occupancy and Equipment: For the three months ended September 30, 2017, the Company recorded $3.7 million in occupancy and equipment expense, an increase of $160,000 from the prior year period primarily driven by an increase in rent expense and depreciation on leasehold improvements.
For the nine months ended September 30, 2017, the $536,000 increase in occupancy and equipment expense was impacted by: (a) the outsourcing of property management services which began in July 2016, (b) high snow removal costs incurred in the first quarter of 2017, and (c) depreciation on leasehold improvements, partially offset by the decrease in rent expense. The year-over-year decrease in rent expense and increase in depreciation on leasehold improvements was directly attributable to the Company’s change in the estimate for deferred rent on certain leased properties.
Professional Fees: Professional fees decreased $77,000 for the three months ended September 30, 2017, compared to the same period in 2016, as a result of decreased consulting fees period over period.
Professional fees increased $416,000 for the nine months ended September 30, 2017, compared to the same period in 2016. The increases were largely driven by expenses related to the engagement of consulting services assisting in a project targeted to maximize non-interest income revenue streams and legal services related to tax matters regarding a new partnership investment.
Marketing and Promotions: For the three months ended September 30, 2017, marketing and promotions increased $431,000, to $1.1 million, from the same period last year. For the nine months ended September 30, 2017, marketing and promotions increased $765,000, to $3.0 million, from the same period in the prior year. These increases were primarily attributable to expenses related to digital advertising and marketing as the Company increased its utilization of online marketing channels. Those increases were partially offset by a decrease in radio advertising expenses for both the three and nine month periods, as well as a decrease in television expenses for the nine month period ended September 30, 2017 as compared to the same period in 2016.
FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $39,000 to $780,000 for the three months ended September 30, 2017 compared to the 2016 period, while the expense decreased $545,000 to $2.3 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The decreases are primarily attributable to a decrease in the assessment rate and the FDIC’s Deposit Insurance Fund reserve ratio exceeding established benchmarks which became effective in the third quarter of 2016.
Core Deposit Intangible Amortization: The $48,000 and $144,000 decrease in core deposit intangible amortization for the three and nine months ended September 30, 2017, respectively, was directly attributable to the amortization method used by the Company. The Company is amortizing its $10.6 million core deposit intangible established in 2014 over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties: The Company did not record any FHLBB prepayment penalties during the three and nine months ended September 30, 2017. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties amounting to $1.5 million.
Other Expenses: For the three and nine months ended September 30, 2017, other expenses recorded by the Company were $5.9 million and $17.7 million, an increase of $519,000 and $1.3 million from the comparable 2016 periods. The increases for the three and nine months ended September 30, 2017 were driven by increased expenses related to: (a) computer software and maintenance expenses due to technology investments, (b) loan swap fees, as the Company entered into more swaps in the three and nine months ended September 30, 2017 as compared to the previous periods, and (c) an increase in OREO expenses. The increases were partially offset by lower expenses related to: (a) sales and use taxes associated with a state tax audit, and (b) mortgage appraisal and credit reports.
Income Tax Provision
The provision for income taxes was $2.2 million and $757,000 for the three months ended September 30, 2017 and 2016, respectively, and $6.6 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 12.5% and 5.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 12.8% and 8.4%, respectively. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The increase in the tax expense over the prior year periods is primarily due to a higher pre-tax income as compared to the prior year periods. The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of Accounting Standards Update 2016-09 which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs. The Company’s year-to-date impact on tax expense related to the tax benefit of stock compensation is approximately $300,000.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $6.98 billion at September 30, 2017 and $6.60 billion at December 31, 2016, an increase of $377.0 million, or 5.7%, primarily due to the increase in net loans of $304.1 million, an increase in available-for-sale securities of $24.6 million, an increase in loans held for sale of $26.9 million, and an increase in other assets of $15.9 million. The Company utilized deposit growth to fund the growth in loans and securities.
Total net loans of $5.17 billion, with an allowance for loan losses of $46.4 million at September 30, 2017, increased $304.1 million, or 6.2%, when compared to total net loans of $4.87 billion, with an allowance for loan losses of $42.8 million at December 31, 2016. The increase in loans is due primarily to organic loan growth, as well as the purchased loan portfolios. Net loans increased primarily due to growth in commercial business loans, investor non-owner occupied commercial loans, and other consumer loans, partially offset by decreases in both commercial and residential construction loans balances.
Total deposits of $5.15 billion at September 30, 2017 increased $441.9 million, or 9.4%, when compared to total deposits of $4.71 billion at December 31, 2016. The increase in deposits is mainly due to growth in money market deposits and NOW accounts, offset by a decrease in certificates of deposit, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 101.0% at September 30, 2017, compared to 104.0% at December 31, 2016.
At September 30, 2017, total equity of $690.7 million increased $34.8 million when compared to total equity of $655.9 million at December 31, 2016. The change in equity for the period ended September 30, 2017 consisted primarily of year to date net income, partially offset by dividends paid to common shareholders, as well as an increase due to the change in market value on available-for-sale securities. At September 30, 2017, the tangible common equity ratio was 8.32%, compared to 8.25% at December 31, 2016.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$226,636	$227,131	$181,419	$179,548
Government-sponsored residential collateralized debt obligations	172,917	172,829	184,185	183,260
Government-sponsored commercial mortgage-backed securities	22,808	22,754	26,949	26,530
Government-sponsored commercial collateralized debt obligations	153,490	151,198	164,433	162,927
Asset-backed securities	135,606	137,729	166,336	166,967
Corporate debt securities	88,339	88,088	76,787	75,015
Obligations of states and political subdivisions	262,019	257,447	223,733	216,376
Total debt securities	1,061,815	1,057,176	1,023,842	1,010,623
Marketable equity securities, by sector:
Banks	9,417	10,491	32,174	32,413
Industrial	109	189	109	167
Oil and gas	131	199	131	208
Total marketable equity securities	9,657	10,879	32,414	32,788
Total available-for-sale securities	$1,071,472	$1,068,055	$1,056,256	$1,043,411
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,290	$13,084	$12,321	$12,940
Government-sponsored residential mortgage-backed securities	1,403	1,535	1,717	1,889
Total held-to-maturity securities	$13,693	$14,619	$14,038	$14,829
During the nine months ended September 30, 2017, the available-for-sale securities portfolio increased $24.6 million to $1.07 billion, representing 15.3% of total assets at September 30, 2017, from $1.04 billion and 15.8% of total assets at December 31, 2016. The increase is largely reflective of continued maintenance of the Company’s barbell management strategy, with bond purchases focused on maintaining investment portfolio duration and credit diversification. Portfolio activity during the year primarily stemmed from a bond repositioning into slightly longer agency mortgage securities in order to obtain better duration adjusted returns, some repositioning between security classes in order to obtain more efficient risk weighting and certain repositioning for better credit risk adjusted returns in the corporate and municipal sleeves.
Accounting guidance requires the Company to designate its securities as held-to-maturity, available-for-sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2017, $1.07 billion, or 98.7% of the portfolio, was classified as available-for-sale, and $13.7 million of the portfolio was classified as held-to-maturity.
The Company held $550.7 million in securities that were in an unrealized loss position at September 30, 2017; $453.9 million of this total had been in an unrealized loss position for less than twelve months with the remaining $96.8 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
The table below displays the balances of the Company’s loan portfolio as of September 30, 2017 and December 31, 2016:
Loan Portfolio Analysis

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$442,989	8.5%	$416,718	8.5%
Investor non-owner occupied	1,777,716	34.1	1,705,319	34.8
Construction	82,688	1.6	98,794	2.0
Total commercial real estate loans	2,303,393	44.2	2,220,831	45.3

Commercial business loans	821,372	15.8	724,557	14.8

Consumer loans:
Residential real estate	1,211,783	23.3	1,156,227	23.6
Home equity	561,814	10.8	536,772	11.0
Residential construction	39,460	0.8	53,934	1.1
Other consumer	267,921	5.1	209,393	4.2
Total consumer loans	2,080,978	40.0	1,956,326	39.9
Total loans	5,205,743	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	15,297		11,636
Allowance for loan losses	(46,368)		(42,798)
Loans - net	$5,174,672		$4,870,552
As shown above, gross loans were $5.21 billion, an increase of $304.0 million, or 6.2%, at September 30, 2017 from December 31, 2016.
Total commercial real estate loans represent the largest segment of our loan portfolio at 44.2% of total loans and increased $82.6 million, or 3.7%, to $2.30 billion from December 31, 2016. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of September 30, 2017, comprising 34.1% of total loans and OOCRE represents 8.5% of the portfolio. The Company plans to continue to increase the relative level of OOCRE while decreasing the relative level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $82.7 million at September 30, 2017, approximately $28.2 million of which is residential use and $54.5 million is commercial use, compared to total commercial real estate construction loans of $98.8 million at December 31, 2016, $35.4 million of which was residential use and $63.4 million was commercial use.
Commercial business loans increased $96.8 million to $821.4 million at September 30, 2017 from $724.6 million at December 31, 2016. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of September 30, 2017, comprising 23.3% of total loans, an increase of $55.6 million from December 31, 2016. The Company had originations of both adjustable and fixed rate mortgages of $453.7 million during the first nine months of 2017, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At September 30, 2017, the home equity portfolio totaled $561.8 million compared to $536.8 million at December 31, 2016. During the nine months ended September 30, 2017, the Company purchased two HELOC portfolios totaling $70.2 million, compared to portfolios totaling $148.3 million for the year ended December 31, 2016. The total balance of the HELOC purchased portfolios outstanding at September 30, 2017 and December 31, 2016 was $229.9 million and $208.8 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2017 to maintain its existing exposure.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $39.5 million at September 30, 2017, compared to $53.9 million at December 31, 2016.
Other consumer loans totaled $267.9 million, or 5.1%, of the total loan portfolio at September 30, 2017. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At September 30, 2017 and December 31, 2016, $140.5 million and $168.7 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2017, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At September 30, 2017	At December 31, 2016
Non-performing loans as a percentage of total loans	0.60%	0.69%
Non-performing assets as a percentage of total assets	0.49%	0.54%
Net charge-offs as a percentage of average loans (1)	0.09%	0.10%
Allowance for loan losses as a percentage of total loans	0.89%	0.87%
Allowance for loan losses to non-performing loans	147.59%	125.64%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2017 and December 31, 2016, loans totaling $645,000 and $750,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At September 30, 2017		At December 31, 2016
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,084	6.1%	$2,642	7.3%
Investor commercial real estate	2,957	8.7	4,016	11.2
Construction	1,748	5.2	1,701	4.7
Commercial business	2,427	7.2	2,000	5.6
Residential real estate	11,330	33.5	11,357	31.6
Home equity	4,206	12.4	4,043	11.2
Other consumer loans	37	0.1	1,000	2.8
Total non-accrual loans, excluding troubled debt restructured loans	24,789	73.2%	26,759	74.4%
Troubled debt restructurings - non-accruing	6,628	19.6	7,304	20.3
Total non-performing loans	31,417	92.8	34,063	94.7
Other real estate owned	2,444	7.2	1,890	5.3
Total non-performing assets	$33,861	100.0%	$35,953	100.0%

As displayed in the table above, non-performing assets at September 30, 2017 decreased to $33.9 million compared to $36.0 million at December 31, 2016.
Non-accruing TDR loans decreased by $676,000 since December 31, 2016, due to a decrease of $842,000 in investor commercial real estate loans TDR loans, a decrease of $437,000 in construction TDR loans, a decrease of $326,000 in other consumer TDR loans, and a decrease of $16,000 in owner-occupied commercial real estate TDR loans, offset by an increase of $364,000 in residential real estate TDR loans, an increase of $247,000 in home equity TDR loans, and an increase of $334,000 in commercial business TDR loans. The increase in the home equity categories reflects, in part, an increase in the number of home equity line of credit loans that have reached maturity and converted from interest only to principal and interest payments. Difficulty making these larger payments, combined with a decline in home values related to these loans, is a driver of this increase. Additionally, home equity non-accrual loans increased $163,000 to $4.2 million at September 30, 2017 due to the increasing number of maturing home equity lines of credit.
Residential real estate non-accrual loans decreased $27,000 to $11.3 million at September 30, 2017. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Other consumer non-accrual loans decreased to $37,000 at September 30, 2017. This decrease represents a decrease in non-accruing marine loans reported at September 30, 2017. The current balance represents one marine loan and three consumer loans which evidenced payments due in excess of 90 days and resulted in the loans being classified as non-accrual.
At September 30, 2017, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $1.6 million and commercial business non-accrual loans increased $427,000. The movements in these categories were the result of several smaller loans which impacted the totals within the categories.
Non-accrual construction loans increased $47,000, primarily reflecting two commercial relationships totaling $1.7 million which relate to construction for residential subdivisions. At December 31, 2016, nonaccrual construction loans consisted of 11 commercial relationships and totaled $1.7 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended September 30, 2017.
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$17,232	$16,048
Non-accrual status	6,628	7,304
Total recorded investment	$23,860	$23,352

Accruing TDRs performing under modified terms for more than one year	$11,103	$10,020
TDR allocated reserves included in the balance of allowance for loan losses	912	714
Additional funds committed to borrowers in TDR status	—	3

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
TDRs, beginning of period	$25,135	$26,314	$23,352	$24,064
New TDR status	1,091	3,346	8,370	8,046
Paydowns/draws on existing TDRs, net	(2,353)	(3,542)	(7,638)	(5,915)
Charge-offs post modification	(13)	(15)	(224)	(92)
TDRs, end of period	$23,860	$26,103	$23,860	$26,103
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2017, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $46.4 million, or 0.89% of total loans, at September 30, 2017 as compared to an allowance for loan losses of $42.8 million, or 0.87% of total loans, at December 31, 2016. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2017 increased $144,000 to $1.6 million compared to December 31, 2016. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2017 and December 31, 2016, the reserve for unfunded credit commitments was $1.7 million and $1.4 million, respectively.
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
The following table presents deposits by category as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
Demand deposits	$725,130	$708,050
NOW accounts	681,595	498,672
Regular savings and club accounts	514,139	518,820
Money market accounts	1,514,517	1,222,952
Total core deposits	3,435,381	2,948,494
Time deposits	1,717,641	1,762,678
Total deposits	$5,153,022	$4,711,172
Deposits totaled $5.15 billion at September 30, 2017, an increase of $441.9 million compared to December 31, 2016. Core deposits increased $486.9 million, or 16.5%, from year end due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $204.4 million and $215.7 million at September 30, 2017 and December 31, 2016, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.51 billion and $1.55 billion at September 30, 2017 and December 31, 2016, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
FHLBB advances (1)	$950,554	$1,046,712
Subordinated debt (2)	79,896	79,716
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	14,253	18,897
Other	4,111	4,294
Total borrowings	$1,068,814	$1,169,619
(1)FHLBB advances include $718,000 and $1.7 million of purchase accounting discounts at September 30, 2017 and December 31, 2016, respectively.

(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $2.0 million at both September 30, 2017 and December 31, 2016, and $75.0 million of Subordinated Notes, net of associated deferred costs of $885,000 and $980,000 at September 30, 2017 and December 31, 2016, respectively.
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
Total FHLBB advances decreased $95.1 million to $949.8 million at September 30, 2017, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.04 billion at December 31, 2016. At September 30, 2017, $849.8 million of the Company’s $949.8 million outstanding FHLBB advances were at fixed coupons ranging from 0.96% to 4.39%, with a weighted average cost of 1.39%. Additionally, the Company has three advances with the FHLBB totaling $100.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, that converted to a fixed rate of 1.62% and is callable at the option of the FHLBB on a quarterly basis. The average cost of funds including these adjustable advances is 1.40%. FHLBB borrowings represented 13.6% and 15.8% of assets at September 30, 2017 and December 31, 2016, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at both September 30, 2017 and December 31, 2016. The outstanding borrowings at September 30, 2017 and December 31, 2016 consisted of two individual agreements with remaining terms of two years or less and three years or less, respectively, and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $14.3 million and $18.9 million at September 30, 2017 and December 31, 2016, respectively.
Subordinated debentures totaled $79.9 million at September 30, 2017 and $79.7 million at December 31, 2016.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2017, $98.5 million of the Company’s assets were held in cash and cash equivalents compared to $90.9 million at December 31, 2016. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At September 30, 2017, the Company had $949.8 million in advances from the FHLBB and an additional available borrowing limit of $417.7 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $402.3 million at September 30, 2017. Internal policies limit wholesale borrowings to 40% of total assets, or $2.79 billion, at September 30, 2017. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $107.5 million at September 30, 2017. No federal funds purchased were outstanding at September 30, 2017.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of September 30, 2017, the Bank had pledged 27 commercial loans, with outstanding balances totaling $189.2 million. Based on the amount of pledged collateral, the Bank had available liquidity of $145.6 million.
At September 30, 2017, the Company had outstanding commitments to originate loans of $147.5 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $959.4 million. At September 30, 2017, time deposits scheduled to mature in less than one year totaled $1.14 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2017, the Company and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2017 and December 31, 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, Management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At September 30, 2017
300 basis point increase in rates	(1.14)%	(5.61)%
150 basis point ramp in rates	4.88%	4.95%
50 basis point decrease in rates	(4.36)%	(6.27)%

At December 31, 2016
300 basis point increase in rates	1.88%	(3.15)%
150 basis point ramp in rates	6.23%	7.11%
50 basis point decrease in rates	(4.92)%	(6.20)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2017, income at risk (i.e., the change in net interest income) decreased 1.14% and decreased 4.36% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 4.88% over the 12-month simulation horizon. The change in sensitivities, as compared to December 31, 2016, is largely driven by an increase in the Company’s rate sensitive liabilities, such as money market accounts. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2017.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended September 30, 2017:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
July 1 - 31, 2017	—	$—	5,121,915	1,168,536
August 1 - 31, 2017	—	—	5,121,915	1,168,536
September 1 - 30, 2017	—	—	5,121,915	1,168,536
Total	—	$—	5,121,915	1,168,536
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of September 30, 2017, there were 1,168,536 maximum shares that may yet be purchased under this publicly announced plan.

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
3.1.1
Amendment to Certificate of Incorporation increasing authorized common stock from 60,000,000 shares to 120,000,000 shares (incorporated to Exhibit B in the definitive proxy statement filed on March 23, 2015)

3.2	The Bylaws, as amended and restated, (incorporated herein by reference to Exhibit 3.2 to the Current Report on the Company’s Form 8-K filed on May 1, 2014)
3.2.1	Amendment to Bylaws (incorporated herein by reference to Exhibit 3.2.1 of the Company’s Current Report on Form 8-K filed on March 23, 2017)
3.2.2	Amendment to Bylaws (incorporated by reference to Exhibit 3.2.2 of the Company’s Current Report on Form 8-K filed on September 26, 2017)
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
Employment Agreement with William H.W. Crawford, IV effective on the date of the consummation of the Legacy United Merger (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K filed on November 20, 2013)

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.14
Rockville Financial , Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948))

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

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
Date: November 7, 2017