Form 10-K
period 2017-12-31
United Financial Bancorp, Inc.
filed 2018-02-28
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes.        ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐  Yes        ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of United Financial Bancorp, Inc. as of June 30, 2017 was $821.0 million based upon the closing price of $16.69 as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of January 31, 2018, there were 51,021,416 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

1

United Financial Bancorp, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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

Item 1.    Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. The Company completed the “second-step” conversion from a mutual holding company structure to a stock holding company structure in March 2011. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at December 31, 2017 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company. United had assets of $7.11 billion and equity of $693.3 million at December 31, 2017.
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
References in this report to the Company, United, our, we, or us, mean United Financial Bancorp, Inc. and its consolidated subsidiaries.
Description of Business
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. The Company, through United Bank, delivers financial services to individuals, families and businesses primarily in Connecticut and Massachusetts, including retail, commercial and consumer banking, as well as financial advisory services. United maintains 53 retail banking locations, commercial and mortgage loan production offices and 64 ATMs. Personal and business banking customers also bank with United online through its website at www.bankatunited.com as well as its mobile and telephone banking channels.
Our Four Key Objectives
The Company seeks to organically grow through favorable risk adjusted returns; continually deliver superior value to its customers, stockholders, employees and communities, and will periodically consider mergers/acquisitions opportunities, through achievement of its four key operating objectives which are to:

1.	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	During the year ending December 31, 2017, loans and deposits grew 9.0% and 10.3%, respectively, from the prior year end, and capital grew 5.7% over the same time period.

•	The Company grew non-interest bearing deposit accounts 10.0% in the year ending December 31, 2017 from the prior year end.

2.	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Growth focused on commercial business, owner occupied commercial real estate loans and home equity loans which increased year over year 16.0%, 7.0% and 8.6%, respectively.

•	The tax equivalent net interest margin increased five basis points over the prior year period.

3.	Invest in people, systems and technology to grow revenue and improve customer experience while maintaining attractive cost structure;

•
During 2017, the Company continued to make strategic investments in its Information Technology and Project Management human capital to preserve, enhance, and acquire systems and processes that support products and services for our current and prospective customers that have a compelling value proposition.

•
The Company’s ratio of non-interest expense to average assets improved to 2.08% for the year ended December 31, 2017 compared to 2.10% and 2.25% for the years ended December 31, 2016 and 2015, respectively.

4.	Grow operating revenue, maximize operating earnings, grow tangible book value and pay dividends. Achieve more revenue into non-interest income and core fee income;

•
During 2017, the Company continued its strategy of reducing its effective tax rate through utilization of tax exempt loans, municipal securities, and investments in bank owned life insurance, maintaining entities in our unconsolidated corporate structure that have state tax advantages, and maintaining a portfolio of tax credit investments that include alternative energy and affordable housing. These tax reduction strategies support tangible book value creation. Through effective tax planning strategies that had been put in place by the Company, we were able to limit the impact of the reduction on our deferred tax assets to $1.4 million in 2017 from the enactment of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. Absent the Tax Cut and Jobs Act the Company’s effective tax rate would have been in line with the previous year’s effective tax rate.

•	The Company continued to pay its dividend, totaling $0.48 per share in each 2017 and 2016, compared to $0.46 per share in 2015.

•
Tangible book value per share totaled $11.24 as of December 31, 2017, an increase of $0.71 per share, or 6.7%, compared to $10.53 per share at December 31, 2016, which increased $0.46, per share or 4.6%, in 2016 from December 31, 2015.

•	Revenue increased $16.5 million, or 8.2%, from 2016 and increased $4.1 million in 2016, or 2.1%, from 2015.
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
Enterprise Risk Management Approach
The Company has made significant investments in its enterprise risk management approach. Management has established committees that manage strategic risks of the Company including oversight of specialized groups that bring in a broader team to address tactical and operational considerations. Board Risk Committee (“BRC”) has oversight over several management committees that report into it, including the Management Asset Liability Committee (“ALCO”) which oversees credit risk management. Credit risk management is overseen by our Chief Credit Officer in conjunction with our Chief Risk Officer.
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

The Company has made significant investments in the creation of a Financial Intelligence Unit (“FIU”) that ensures the Company maintains compliance with the Bank Secrecy Act (“BSA”), USA PATRIOT Act and OFAC regulations. One of the main purposes of the FIU is to identify financial transactions that may involve tax evasion, money laundering or some other criminal activity. The Company has developed a robust BSA Program that includes a system of internal controls to ensure ongoing compliance based on the BSA Risk Assessment; independent audits; designation of a BSA/AML/OFAC Officer responsible for coordinating and monitoring day to day compliance; and training of all appropriate Company personnel on a periodic basis. The Company has developed a risk assessment that identifies the Company’s BSA/AML and OFAC risk profile. Our risk assessment consists of assessment of products, services, customers, entities and geographic locations. The risk assessment program is an ongoing process. The Board of Directors and senior management update the risk assessment periodically or when the Company’s risk profile changes in a material manner such as when new products and services are introduced, existing products and services change, high risk customer’s open and close accounts, or the Company expands through mergers and acquisitions. The Company maintains a comprehensive system for detecting and deterring such transactions that is commensurate with the Company’s risk for money laundering and terrorist financing. The FIU gathers information about the financial affairs of customers, to understand, and predict their intentions.

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

Technology Governance
Technology Governance Committee (“TGC”) is responsible to act as a decision making authority over technology capital investments, technology resource allocation and utilization. The TGC approves and monitors key strategic technology projects and plans that are required to fulfill critical business outcomes. The TGC acts as a communication forum to exchange critical information to ensure that technology strategies and initiatives are optimized to achieve maximum business value. The TGC will review all strategic project progress, as well as address major project challenges and opportunities, as appropriate. Additionally, the TGC is updated regularly on key technology trends in the financial services sector that may affect technology direction, technology standards, and use of technology within the Company or in conjunction with its partners. Responsibilities include but are not limited to: (a) act as a strategic body and in the best interest of the enterprise as a whole; (b) improve communication between technology and the business units; (c) review and approve funding for all projects exceeding $30,000 for internal or external technology expense; (d) review and approve the annual Information Technology Strategic and Operational Plan; (e) participate in the annual resource planning and allocation for development, enhancements and production support; (f) participate in technology updates, presentations and/or briefings that are germane to the business and will cultivate an atmosphere of informed decision making relative to technology alternatives; (g) oversee the justification criteria for technology investment decisions and resource allocations; (h) validate and ensure that all technology projects have consistent and measurable justification; (i) ensure that technology decisions and priorities are consistent with the overall business strategy; (j) establish and adjust, as appropriate, the priority-setting process and score card; (k) provide approval for significant project scope changes and/or schedule changes, as appropriate; (l) review and approve, as required, significant unplanned expenditures related to projects contained within and/or added to the plan; (m) review and approve any major reallocation of resources made necessary by priority changes required to meet business needs; (n) be enlightened proponents of technology within the business community providing communication and support for TGC actions and decisions; and (o) support the objectives to comply with technology principles, standards and internal controls. The TGC is chaired by the Chief Information & Administration Officer, who reports directly to the Chief Executive Officer.
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

Credit Risk Management Oversight

The Company adheres to established underwriting practices which include, lending limits to specific borrowers, accountability throughout the approval process with established lending authorities and risk rating classification, which considers various financial performance metrics of the borrower. The Company has established an internal loan review process as well as an external loan review process via an independent third-party vendor in order to review originated loans. Findings from the external loan review are reported to the Chief Risk Officer and the Chief Credit Officer, and the full report is presented to the Board Risk Committee on a quarterly basis.

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

On a quarterly basis, credit risk management provides portfolio and asset quality reporting to the Board Risk Committee. Portfolio presentation materials include discussions of the various loan portfolios, loans to one borrower reporting, concentration to various industries, concentration in various geographical regions and other underwriting metrics which are critical to managing credit risk. Asset quality reporting includes items such as, non-performing loan totals, delinquencies, Troubled Debt Restructures (“TDR’s”), watched assets, loans in litigation, charge-offs and recoveries as well as the adequacy of the allowance for loan and lease loss. The Credit Risk Management process is overseen by the Chief Credit Officer in close consultation with the Chief Risk Officer. Both the Chief Credit Officer and Chief Risk Officer report directly to the Chief Executive Officer.

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
Our retail banking and lending offices are located in Connecticut throughout Hartford, Fairfield, New Haven, New London and Tolland Counties and in Massachusetts in West Springfield, Greater Springfield and Worcester regions. In addition, we maintain a commercial loan production office and a mortgage loan origination office in New Haven County, supported by two retail branches in Hamden and North Haven, Connecticut. Our market area in Connecticut is located in the north central part of the state including, in part, the eastern and western parts of the greater Hartford metropolitan area, the central part of New Haven County and Fairfield County through our Westport loan production office. Our market area in Massachusetts covers a wide geography in the western and central parts of the state.
Our Connecticut and Massachusetts markets have a mix of industry groups and employment sectors, including financial services, wholesale/retail trade, construction and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network.
Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut as well as Massachusetts and to a lesser extent New England and certain Mid-Atlantic states, although; as of December 31, 2017, most of the Company’s loan portfolios are made to borrowers in its primary deposit gathering area.
Lending Activities
General
The Company’s wholesale lending team includes bankers, cash management specialists and originators, underwriting and servicing staff in each of our disciplines in wholesale lending which includes commercial real estate, commercial business, business banking, cash management, and a shared national credits desk. Our consumer lending team includes the following disciplines which, in nearly all channels, drive lending activities: retail branches and retail lending, customer contact center which includes outbound calling, direct sales, correspondent lending, LH-Finance and United Northeast Financial Advisors (“UNFA”).
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company plans to expand its lending activities outside of this footprint beginning in the second half of 2018. The Company’s experience in our geographic areas we lend in allow us to look at a wide variety of commercial, mortgage, and consumer loans. Opportunities are first reviewed initially to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports or is accretive to the Company’s return goals. Our systematic approach is intended to create better risk adjusted return on capital. For example, we passed on over $600 million in commercial loans in 2017 because they failed to meet our hurdle rates in our risk adjusted return model. Through the Company’s Loan and Funds Management Policy, both approved by the Board of Directors, we set limits on loan size, relationship size and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we diversify risk and create improved return on risk adjusted capital.
The Company can originate, purchase, and sell commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans, marine floor plan loans and other consumer loans. Loans originated and purchased totaled $2.05 billion in 2017, consisting primarily of commercial originations and retail production of $762.0 million and $589.2 million, respectively. Loans originated and purchased totaled $1.66 billion in 2016, consisting of commercial originations and retail production of $694.7 million and $631.6 million, respectively. At December 31, 2017, 11.8% of our total production was purchased compared to 11.6% at December 31, 2016.
Real estate collateralized the majority of the Company’s secured loans as of December 31, 2017, including loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.
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
Periodically, the Company will purchase loans to enhance geographical diversification and returns and gain exposure to loan types that we are unwilling to make infrastructure investments to originate ourselves. Total lending activities, including origination of loans as well as purchasing of loans in the calendar year of 2017 totaled $2.05 billion, of which 11.8% were purchased compared to $1.66 billion, of which 11.6% were purchased in the calendar year of 2016. Loans purchased by the Company are underwritten by us, are generally serviced by others (“SBO”), and undergo a robust due diligence process. Management performs a vigorous due diligence exercise on the originator including, visiting and observing first hand the servicer and its operational process and controls to ensure that the originator and servicer meet the standards of the Company. Financial modeling includes reviewing prospective yields, costs associated with purchasing loans, including servicing fees and assumed loss rates to ensure that risk adjusted returns of the target portfolio are accretive to our return goals. The Company has set portfolio and capital limits on each of its purchased portfolios and has hired staff to oversee on-going monitoring of the respective servicer and performance to ensure the portfolio performance is meeting our initial and on-going expectations. In the event that our expectations are not met, the Company has many remedies at its disposal, including replacing the servicer, ending its relationship with the originator and selling the entire target portfolio. Contractually, the Company has the ability to cross-sell dissimilar products to customers in its purchased portfolios allowing us to develop a relationship using our existing online and mobile channels that support servicing and acquisition of our current and prospective clients without the need for a brick and mortar branch.
The Company’s Board of Directors (“Board”) approves the Lending Policy on at least an annual basis. The Lending Policy addresses approval limits, appraisal requirements, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.
Owner Occupied and Investor Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. These portfolios also include commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut and Massachusetts, but also expand throughout the Northeast and certain Mid-Atlantic states. Beginning in 2006, the Company started its expansion of commercial real estate through the Northeast and certain Mid-Atlantic states and over that time has developed deep knowledge of markets we lend in, retained talented commercial bankers and underwriters specializing in the procurement, underwriting and monitoring of these relationships, and put in place a robust credit administration process, discussed further in this report. In addition to providing geographic diversification within the overall commercial real estate loan portfolio, originated loans meet our return hurdle rates supporting the Company’s return goals. Properties financed are high quality, income producing and have experienced sponsorships. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Company generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans may be originated up to 80% of the appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.
Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties. The Company seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes. At December 31, 2017, the Company’s outstanding owner occupied commercial real estate loans and investor commercial real estate loans totaled $445.8 million and $1.85 billion, respectively.
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
At December 31, 2017, the Company’s outstanding commercial business loan portfolio totaled $840.3 million, or 15.7%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Board Risk Committee.
Residential Real Estate Loans
A principal activity of the Company is to originate and sell loans secured by first mortgages on one-to-four family residences. The Company originates residential real estate loans through commissioned mortgage loan officers throughout the state and retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Company also originates loans above conforming loan amount limits, referred to as “jumbo loans.” The Company may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Company is an approved originator of loans to be sold to Fannie Mae, Freddie Mac, the Connecticut Housing Finance Authority and the Massachusetts Housing Finance Authority.
Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company sold $332.6 million and $369.8 million of residential mortgages into the secondary market in 2017 and 2016, respectively.
The experience of our mortgage loan officers and their relationships with realtors has allowed the Company to continue to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting 65.7% of 2017 volume compared to 56.7% of 2016 volume.
The Company retains the ability to sell loans from portfolio when secondary market returns are attractive. Additionally, the Company is implementing multiple secondary options, in order to ensure maximum pricing on loan sales, when it is in our best interest to do so. Furthermore, we continue to move towards variable cost structures where possible through expansion of incentive base pay. As a result, we expect mortgage banking will continue to contribute to the Company’s profits.
The Company offers adjustable rate mortgages (“ARM”) which do not contain negative amortization features. After an initial term of five to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above LIBOR. ARM loans reduce the Company’s exposure to interest rate risk. However, ARM loans generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. The Company also has interest only loans, which at December 31, 2017 represent 6.7% of the total residential real estate portfolio. Interest only loans are underwritten at the fully amortized rate (to include principal and interest) and are subject to the same higher credit standards as jumbo loans. As a result, interest only loans originated have higher credit scores and lower loan to value ratios than the existing residential portfolio. At year-end 2017, the Company’s ARM portfolio totaled $562.7 million.
The Company also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods from 12 to 36 months followed by a permanent mortgage loan, and follow the Company’s normal mortgage underwriting guidelines.
At December 31, 2017, the Company’s outstanding residential loan portfolio totaled $1.20 billion, or 22.6% of our total loan portfolio,
Home Equity Loans
The Company offers home equity loans and home equity lines of credit, both of which are secured by one-to-four family residences. At December 31, 2017, the unadvanced amounts of home equity lines of credit totaled $412.5 million. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the Prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum. During the year ended December 31, 2017, the Company purchased three home equity portfolios totaling $105.2 million, compared to purchased portfolios totaling $148.3 million for the year ended December 31, 2016. These loans are not serviced by the Company. The outstanding balance of the purchased home equity portfolio balance at December 31, 2017 and 2016 totaled $246.5 million and $208.8 million, respectively. The purchased home equity portfolio is secured by second liens. Purchased and originated home equity loans totaled $583.2 million, or 10.9%, of our total loan portfolio at December 31, 2017.
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
Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for amounts anticipated at the time the projects commenced. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. Construction loans totaled $119.0 million, or 2.3%, of our total loan portfolio at December 31, 2017.
Other Consumer Loans
Other consumer loans totaled $292.8 million, or 5.5%, of our total loan portfolio at December 31, 2017. Our other consumer loans generally consist of loans on high-end retail boats and small yachts ranging on average from $400,000 to several million dollars in value, new and used automobiles, home improvement loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans. During December 2015, the Company purchased two consumer loan portfolios consisting of marine retail loans and home improvement loans totaling $229.2 million. The outstanding balance on the 2015 purchases at December 31, 2017 and 2016 was $130.9 million and $168.7 million, respectively. The marine retail loans are based on premium brands and the borrowers are financially strong. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development

and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. There were no additional loan portfolio purchases of marine retail loans during 2016 or 2017. In 2017, the Company purchased an additional $80.8 million in unsecured home improvement loans. There were no additional purchases of home improvement loans in 2016.
LH-Finance, the Company’s marine lending unit, includes purchased and originated retail loans, which are classified as other consumer loans, and dealer floorplan loans, which are classified as commercial loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company has generally secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite our underwriting of each respective dealer. We have developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, an excess cash flow. Retail loans have an average life of four years and key markets include Florida, California, and New England.
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
Classified Assets
Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by either the current net worth or the repayment capacity of the obligor or by the collateral pledged, if any. “Substandard” assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with added weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that are individually reviewed for impairment are those that exhibit elevated risk characteristics that differentiate themselves from the homogeneous loan categories including certain loans classified as substandard, doubtful or loss.
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
Derivative Financial Instruments
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Company to these customers. As of December 31, 2017, the Company held derivative financial instruments with a total notional amount of $1.63 billion. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions and providing information for bookkeeping and accounting purposes.
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
The Chief Risk Officer, who reports to the Chief Executive Officer, is responsible for oversight of the Company’s Enterprise Risk Management framework, which includes but is not limited to credit risk, operational risk management, business continuity management, compliance programs, information security, financial intelligence, vendor management, fraud and risk policy. The Director of Treasury, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity and capital risk management activities and is closely monitored by the Chief Risk Officer. The Chief Credit Officer, who reports directly to the Chief Executive Officer, is responsible for overseeing credit risk as well as the Company’s loan workout and recovery activities. The Director of Internal Audit, who reports directly to the Audit Committee, is responsible for providing an independent assessment of the quality of internal controls for the Company.
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
United Bank Mortgage Company: Established in December 1998, and formerly known as SBR Mortgage Company, United Bank Mortgage Company operates as United Bank’s “passive investment company” (“PIC”), which exempts it from Connecticut income tax under current law.
United Bank Investment Corp., Inc.:    Formerly SBR Investment Corp, Inc. and established in Connecticut in January 1995, the entity, was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Company’s customers through United Northeast Financial Advisors, Inc.
United Northeast Financial Advisors, Inc.:    Formerly Rockville Financial Services, Inc. and established in Connecticut in May 2002, the entity currently offers brokerage and investment advisory services through a contract with Infinex. In addition, United Northeast Financial Advisors, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all United Bank locations. United Northeast Financial Advisors, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2017, 2016 and 2015, United Northeast Financial Advisors, Inc. received fees of $4.7 million, $3.7 million, and $1.8 million, respectively, through its relationship with Infinex.
United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc.:    Established in Connecticut in May 2009, United Bank Commercial Properties, Inc. (formerly Rockville Bank Commercial Properties, Inc.) and United Bank Residential Properties, Inc. (formerly Rockville Bank Residential Properties, Inc.) were established to hold certain real estate acquired through foreclosures.
United Bank Investment Sub, Inc.:    Formerly Rockville Bank Investment Sub., Inc. and established in Connecticut in December 2012, the entity was established to hold certain government guaranteed loans acquired in the secondary market.
UCB Securities, Inc., II:    Established in the Commonwealth of Massachusetts and acquired in the merger of Rockville and Legacy United to hold certain investment securities which provide a tax advantage under current regulations.
UB Properties, LLC:    Established in the Commonwealth of Massachusetts and acquired in the merger of Rockville and Legacy United, a single member limited liability company, to hold certain real estate acquired through foreclosure.
United Financial Realty HC, Inc.: Established in Connecticut in February 2016, to segregate mortgage pools and thus provide a focused loan investment platform, facilitating securitization, capital raising and state tax advantages under current law.
United Financial Business Trust I: Established in Maryland as a business trust in February 2016. Treated as a Real Estate Investment Trust (REIT) for federal income tax purposes. United Financial Business Trust I is a subsidiary of United Financial Realty HC, Inc.
Employees
At December 31, 2017, the Company had 774 full-time equivalent employees consisting of 727 full-time and 86 part-time employees. None of the employees were represented by a collective bargaining group.
The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. The pension plan was frozen effective December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. In connection with the pension plan being frozen, the Company provides additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan beginning January 1, 2013 for a five year period. Additional benefits totaled $88,000, $102,000 and $133,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
Management considers relations with its employees to be good. See Notes 15 and 16 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.
SUPERVISION AND REGULATION
General
United Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of United Financial Bancorp, Inc., a stock corporation. United Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). United Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the FDIC, as its deposit insurer. United Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. In March 2016, the Company elected to become a financial holding company. As a registered financial holding company and a bank holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System, and is regulated under the BHC Act. As a financial holding company, the Company can engage in activities that are financial in nature or incidental to a financial activity. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on the Bank or the Company.

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
The Senate Banking Committee is expected to recommend a bill in 2018 which will roll back or eliminate key parts of the Dodd-Frank Act, however, it is expected that, at a minimum, the Dodd-Frank Act implications will continue to increase our operating and compliance costs and could increase our interest expense.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 6% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 6%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2017, United Bank was considered a “well-capitalized” institution.
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
As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. For the years ended December 31, 2017, 2016 and 2015, the total FDIC assessments were $3.1 million, $3.6 million and $3.7 million, respectively. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2017 and December 31, 2016. For the years ended December 31, 2017 and 2016, the Company purchased $6.3 million and $5.7 million of FHLBB stock, respectively. The FHLBB repurchased $9.6 million and $3.4 million excess capital stock from the Company during the years ended December 31, 2017 and 2016, respectively.

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
Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), United Financial Bancorp, Inc.’s subsidiary, United Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, United Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2017, the subsidiary had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture:    Bad debt reserves created prior to January 1, 1988 are subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests.
Alternative Minimum Tax:    The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Pursuant to the Tax Cuts and Job Act (“Tax Act”) enacted on December 22, 2017 for tax years after December 31, 2017, AMT has been repealed and any corporate AMT credit which accumulated through prior years AMT liabilities may offset the regular tax liability for any taxable year after 2017. In addition, the AMT credit is refundable for any taxable year beginning after 2017 and before 2022 in the amount equal to 50 percent (100 percent for taxable years beginning in 2021) of the excess credit for the taxable year.
Net Operating Loss Carryovers:    As a result of the Tax Act, for net operating losses incurred in tax years after December 31, 2017, a corporation may no longer carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Additionally net operating loss usage is limited by the Tax Act to 80%. The 80 percent limitation on NOL deductions applies to losses generated in tax years beginning after December 31, 2017, and the elimination of carrybacks and indefinite extension of carryforwards applies only to NOLs generated in taxable years ending after December 31, 2017. NOLs generated in 2017 and earlier would retain their 20-year life and be available to offset 100 percent of taxable income, subject to certain limitations. At December 31, 2017, United Financial Bancorp, Inc. had net operating loss carryforwards of $1.2 million for federal income tax purposes, which will begin to expire in 2023.
Corporate Dividends-Received Deduction:    The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The Tax Act changed the corporate dividends received deduction of 80% to 65% in the case of dividends received from corporations after December 31, 2017 with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 50%, previously 70% for dividends prior to December 31, 2017, of dividends received or accrued on their behalf.
The Company is not currently under audit with respect to its federal tax returns which have not been audited for the past four years.
State
The Company reports income on a calendar year basis to the State of Connecticut and the Commonwealth of Massachusetts. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income, subject to a 20% surcharge in 2017.
In 1998, the State of Connecticut enacted legislation permitting the formation of passive investment companies (“PIC”) by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. United Bank established a passive investment company, United Bank Mortgage Company, in December 1998.
The Company believes it is in compliance with the state PIC requirements and that no Connecticut taxes are due from December 31, 1998 through December 31, 2017; however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, United Financial Bancorp, Inc. would be subject to higher state income taxes in Connecticut.
The Company also reports income on a calendar year basis to the Commonwealth of Massachusetts. Generally, Massachusetts imposes a tax of 9.0% on income taxable in Massachusetts, although Massachusetts Security Corporations are taxed at 1.32%.  Massachusetts taxable income is based on federal taxable income after modifications pursuant to state tax law.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 0.88% of total loans outstanding and 148.76% of non-performing loans at December 31, 2017. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Our allowance for loan losses to total covered loans was 1.03% at December 31, 2017.
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
The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of the fiscal year ending December 31, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements, which is expected to increase loan loss reserves, the amount of which is uncertain at this time.
Concentration of loans in our primary market area may increase risk
Our success is impacted by the general economic conditions in the geographic areas in which we operate, primarily Connecticut and Central and Western Massachusetts. Accordingly, the economic conditions in these markets have a significant impact on the ability of borrowers to repay loans. As such, a decline in real estate valuations in these markets would lower the value of the collateral securing those loans. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment, or other factors beyond our control could reduce our ability to generate new loans and increase default rates on those loans and otherwise negatively affect our financial results.
Changes in interest rates could adversely affect our results of operations and financial condition
Our results of operations and financial condition could be significantly affected by changes in the level of interest rates and the steepness of the yield curve. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. While we have modeled rising interest rate scenarios using historic data and such scenarios result in an increase in our net interest income, our interest-bearing liabilities may reprice or mature more quickly than modeled, thus resulting in a decrease in our net interest income. Further, a flatter yield curve than we modeled would also result in a decline in net interest income.
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
The Company did not open any new branches in 2017 or 2016. However, United intends to continue to explore opportunities to expand and eliminate non-strategic branches to better posture the Company to achieve greater operational efficiencies going forward. Losses are expected in connection with establishing new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.
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
We offer debit cards and credit cards to our banking customers and expanded our online banking and online account opening capabilities in 2017.  Historically, we have experienced operational losses from fraud committed by third parties that obtain credentials from our customers or merchants utilized by our customers.  We have little ability to manage how merchants or our banking customers protect the credentials that our customers have to transact with us.  When customers and merchants do not adequately protect customer account credentials, our risks and potential costs increase.  As (a) our sales of these services and products expand, (b) those who are committing fraud become more sophisticated and more determined, and (c) our banking services and product offerings expand, our operational losses could increase.
We believe we have underwriting and operational controls in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect our financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses.
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

Increased risk most often arises from poor planning, oversight and control on the part of the Company and inferior performance or service on the part of the third party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third party service providers, any problems caused by third party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing third party vendors could also take a long period of time and result in increased expenses.
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
A successful penetration or circumvention of system security could cause serious negative consequences to United, including significant disruption of operations, misappropriation of confidential information of United or that of its customers, or damage to computers or systems of the Company or those of its customers and counterparties. A security breach could result in violations of applicable privacy and other laws, financial loss to United or to its customers, loss of confidence in United’s security measures, significant litigation exposure, and harm to United’s reputation, all of which could have a material adverse effect on the Company. United engages third party vendors to assess our readiness, and the results are reported to management and the Board Risk Committee.
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
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2017, the Company had approximately $115.3 million of goodwill on its balance sheet primarily reflecting the merger with Legacy United. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on United’s financial condition and results of operations.
Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, difficulties and costs associated with consolidation and streamlining inefficiencies, diversion of management’s attention from other business activities, changes in relationships with customers and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
A large portion of our loan portfolio is acquired and was not underwritten by us at origination.
At December 31, 2017, 21.7% of our loan portfolio was acquired and was not underwritten by us at origination, and therefore is not necessarily reflective of our historical credit risk experience. We performed extensive credit due diligence prior to each acquisition and marked the loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. Additionally, we evaluate the expected cash flows of these loans on a quarterly basis. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely affecting our earnings.
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

The full impact of the Tax Cuts and Jobs Act (the "Tax Act") on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results.
Increased investment and productivity activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The limitation of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes other funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We are anticipating an increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.
U.S. tax reform that was enacted into legislation in December 2017 impacted the value of our deferred tax assets. Future tax reform could adversely affect us.
Among its many provisions, the enactment of the Tax Act that was signed into law on December 22, 2017 resulted in a reduction of the U.S. Federal corporate tax rate from 35% to 21%. This reduction combined with other provisions of the new law resulted in the Company decreasing the value of its deferred tax assets by $1.4 million. Further U.S. tax proposals could materially adversely affect us. We cannot predict if any such proposals will ultimately become law, or, if enacted, what its provisions or that of the regulations promulgated thereunder will be, but they could materially adversely affect our financial position and our results of operations.
Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.
There can be no assurance that national market and economic conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
The Company is subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Additionally, recent changes to the legal and regulatory framework governing our operation, including the continued implementation of Dodd-Frank Act and Basel III will continue to affect the lending, investment, trading and operating activities of financial institutions and their holding companies. There are many additional regulations called for by the Dodd- Frank Act that have not been proposed, or if proposed, have not been adopted. The full impact of the Dodd-Frank Act on our business strategies is not completely known at this time as there is uncertainty related to regulations still pending. The 2016 national election results and more recent statements and actions by the administration and members of Congress have contributed to continuing uncertainty regarding future implementation and enforcement of the Dodd-Frank Act and other financial sector regulatory requirements. While these developments have contributed to increased market valuations of a broad range of financial services companies, including the Company, there is no assurance that any of the anticipated changes will be implemented or that expected benefits to our future financial performance will be realized. Since the global financial crisis, financial institutions generally have been subject to increased scrutiny from regulatory authorities. In general, bank regulatory agencies have increased their focus on risk management and customer compliance, and we expect this focus to continue.  Additional compliance requirements are likely and can be costly to implement.  Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.
While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Item 1 of this report for further information.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2017, the Company, headquartered in Hartford, Connecticut, conducted business throughout Connecticut and Massachusetts. The Company has 53 banking offices and 64 ATMs as well as seven loan production offices. Of the 53 banking offices, 16 are owned and 37 are leased. Branch lease expiration dates range from one year to twenty years with renewal options of five to thirty years.
During the fourth quarter of 2017, the Company relocated its headquarters to Hartford, Connecticut from Glastonbury, Connecticut.
The aggregate net book value of premises and equipment was $67.5 million at December 31, 2017.
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
Part II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “UBNK.”
On January 31, 2018, the intra-day high and low prices per share of common stock were $17.02 and $16.64, respectively.
The following table sets forth for each quarter of 2017 and 2016 the intra-day high and low prices per share and the dividends declared per share of common stock as reported by NASDAQ Global Select Stock Market.

	Common Stock Per Share
	Market Price		Dividends Declared
	High	Low
2017:
First Quarter	$18.66	$15.75	$0.12
Second Quarter	18.29	15.84	0.12
Third Quarter	18.50	16.27	0.12
Fourth Quarter	19.35	17.09	0.12

2016:
First Quarter	$12.81	$10.28	$0.12
Second Quarter	13.51	12.16	0.12
Third Quarter	14.16	12.64	0.12
Fourth Quarter	18.49	13.51	0.12
United had 6,822 registered holders of record of common stock and 51,021,416 shares outstanding on January 31, 2018. The number of shareholders of record was determined by Broadridge Corporate Issuer Solutions, the Company’s transfer agent and registrar.
Dividends
The Company began paying quarterly dividends in 2006 on its common stock and paid its 47th consecutive dividend on February 14, 2018. The Company intends to continue to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition and regulatory limitations. Dividends from the Bank have been a source of cash used by the Company to pay its dividends, and these dividends from the Bank are dependent on the Bank’s future earnings, capital requirements and financial condition. During the year ended December 31, 2017, the Bank paid a dividend to the Company of $24.0 million. There were no dividends from the Bank to the Company for the year ended December 31, 2016.
See the section captioned “Supervision and Regulation” in Item 1 of this report and Note 17, “Regulatory Matters,” in the Consolidated Financial Statements for further information.
Recent Sale of Registered Securities; Use of Proceeds from Registered Securities
No registered securities were sold by the Company during the year ended December 31, 2017.
Recent Sale of Unregistered Securities
No unregistered securities were sold by the Company during the year ended December 31, 2017.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. There were no purchases of equity securities during the fourth quarter of 2017 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock.
Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2012, through December 31, 2017, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KRX index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2012 in our common stock. The graph assumes all dividends on UBNK stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
UBNK	100.0	113.5	118.1	109.8	160.1	159.9
S&P 500 Total Return Index	100.0	132.4	150.5	152.6	170.8	208.1
KRX Total Return Index	100.0	146.9	150.4	159.3	221.5	225.3

Item 6.    Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2017 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. On April 30, 2014, the Company acquired 100% of the outstanding common shares and completed its merger with Legacy United, adding $2.40 billion in assets, $2.16 billion in liabilities and $356.4 million in equity.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$7,114,159	$6,599,520	$6,228,541	$5,476,809	$2,301,615
Available for sale securities	1,050,787	1,043,411	1,059,169	1,053,011	404,903
Held to maturity securities	13,598	14,038	14,565	15,368	13,830
Federal Home Loan Bank stock	50,194	53,476	51,196	31,950	15,053
Loans receivable, net	5,307,678	4,870,552	4,587,062	3,877,063	1,697,012
Cash and cash equivalents	88,668	90,944	95,176	86,952	45,235
Goodwill	115,281	115,281	115,281	115,240	1,070
Deposits	5,198,221	4,711,172	4,437,071	4,035,311	1,735,205
Advances from the Federal Home Loan Bank and other borrowings	1,165,054	1,169,619	1,099,020	777,314	240,228
Total stockholders’ equity	693,328	655,866	625,521	602,408	299,382
Allowance for loan losses	47,099	42,798	33,887	24,809	19,183
Non-performing loans (1)	31,662	34,063	37,802	32,358	13,654

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans).

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$236,254	$212,152	$196,345	$155,879	$77,517
Interest expense	52,012	41,053	31,763	18,007	10,460
Net interest income	184,242	171,099	164,582	137,872	67,057
Provision for loan losses	9,396	13,437	13,005	9,496	2,046
Net interest income after provision for loan losses	174,846	157,662	151,577	128,376	65,011
Non-interest income	33,400	30,084	32,487	16,605	17,051
Non-interest expense (1)	141,585	133,973	128,195	144,432	62,466
Income before income taxes	66,661	53,773	55,869	549	19,596
Income tax expense (benefit)	12,043	4,112	6,229	(6,233)	5,369
Net income	$54,618	$49,661	$49,640	$6,782	$14,227
Earnings per share:
Basic	$1.09	$1.00	$1.01	$0.16	$0.55
Diluted	$1.07	$0.99	$1.00	$0.16	$0.54
Dividends per share	$0.48	$0.48	$0.46	$0.40	$0.40

(1)
Included in non-interest expense for 2015, 2014 and 2013, was merger related expense of $1.6 million, $36.9 million and $2.1 million, respectively. There were no merger related expenses in 2017 or 2016.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.80%	0.78%	0.87%	0.16%	0.67%
Return on average equity	8.09	7.77	8.08	1.28	4.67
Tax-equivalent net interest rate spread (1)	2.87	2.83	3.07	3.43	3.22
Tax-equivalent net interest margin (2)	3.01	2.96	3.19	3.54	3.37
Non-interest expense to average assets	2.08	2.10	2.25	3.37	2.93
Efficiency ratio (3)	61.72	62.29	61.15	65.40	74.27
Dividend payout ratio	44.14	48.00	45.28	265.51	73.47
Capital Ratios:
Capital to total assets at end of year	9.75	9.94	10.04	11.00	13.01
Average capital to average assets	9.91	10.00	10.79	12.37	14.28
Total capital to risk-weighted assets	12.60	13.00	12.53	14.57	17.68
Tier 1 capital to risk-weighted assets	10.40	10.70	10.33	12.02	16.58
Tier 1 capital to total average assets	8.40	8.60	8.87	9.10	13.47
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.88	0.87	0.73	0.64	1.12
Allowance for loan losses as a percent of non-performing loans	148.76	125.64	89.64	76.67	140.50
Net charge-offs to average outstanding loans during the period	0.10	0.10	0.10	0.12	0.08
Non-performing loans as a percent of total loans	0.59	0.69	0.82	0.83	0.80
Non-performing assets as a percent of total assets	0.48	0.54	0.62	0.59	0.59
Other Data:
Book value per share	$13.58	$12.91	$12.53	$12.16	$11.53
Tangible book value per share (4)	$11.24	$10.53	$10.07	$9.65	$11.49
Number of full service offices	52	52	52	53	19
Number of limited service offices	1	1	1	3	3

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents tax-equivalent net interest income as a percent of average interest-earning assets.

(3)	Calculations for this non-GAAP metric are provided after the reconciliation of non-GAAP financial measures and appear on page 45.

(4)	Tangible book value per share represents the ratio of stockholders’ equity less intangible assets divided by shares outstanding.

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
Our Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.11 billion and stockholders’ equity of $693.3 million at December 31, 2017. United’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut and Western and Central Massachusetts and the region through its 53 banking offices, its commercial loan and mortgage loan production offices, 64 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the businesses and individuals in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as commercial real estate loans, commercial business loans, residential real estate and consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include: (1) allocating capital to lending activities that are accretive to the Company’s return on assets and return on equity; continuing to acquire and support commercial clients through lending activities and cash management and deposit services which exhibit acceptable credit adjusted spreads; and growing our deposit base through acquisition of low cost deposits; (2) increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of investment products ;(3) continuing to improve operating efficiencies and maintain expense discipline; and (4) developing products and services that expand our banking network through mobile and internet channels and making opportunistic whole or partial acquisitions of other banks, loans, branches, financial institutions, or related businesses from time to time.
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
Our Objectives
The Company seeks to grow organically and through strategic mergers/acquisitions as well as to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Invest in people, systems and technology to grow revenue and improve customer experience while maintaining attractive cost structure;

•	Grow operating revenue, maximize operating earnings, grow tangible book value and pay dividends. Achieve more revenue into non-interest income and core fee income.
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
Challenges and Risks
As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:
Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2017, our tax-equivalent net interest margin increased 5 basis points to 3.01%. This increase was mostly due to improvements in the yields of the commercial portfolio, driven by the variable/floating rate segments tied to Prime and LIBOR indices, as well as improvement in the yields of the home equity line of credit portfolio. In 2017, the Company continued to execute interest rate swaps, with a higher level of transactional volume as compared to the prior year. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The LIBOR based adjustable rate loans created through the loan level hedge program effected net interest margin, but better position the Company for a rising interest rate environment. The Company’s ability to decrease the cost of funding relative to 2017 is diminished due to the expectation of future short term increases and the Fed Funds rate by the Federal Open Market Committee and any improvement in the cost will be dependent on a more favorable deposit mix with more low cost demand deposit accounts.
The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.
Maintaining credit quality and rigorous risk management.    The national economy continued to improve through 2017. The Company continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs generally outperform the average of our peer group. Our ratio of non-performing loans to total loans was 0.59%, total delinquencies to total loans was 0.56% and our allowance for loan losses to total loans was 0.88% at December 31, 2017. Net loan charge-offs remained relatively flat at $5.1 million for the year ended December 31, 2017. We expect to be able to continue to maintain strong asset quality relative to industry levels. Risk management oversight of operations is a critical component of our enterprise risk management framework.
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
Regulatory considerations.    The banking industry is subject to extensive federal and state regulation and supervision. Continued changes to the regulatory landscape is the norm. Recent changes to the legal and regulatory framework governing our operations, including the continued implementation of the Dodd-Frank Act and Basel III have and will continue to affect the lending, investment and operating activities of the Company. While these regulatory changes made were to ensure the long-term stability in the financial markets, Management will have to apply additional resources to ensure compliance with all applicable provisions of Basel III and the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.
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
Managing expansion, growth, and future acquisitions. On April 30, 2014, the Company completed its acquisition of Legacy United. The Company’s primary growth will be organic but we may use acquisition to supplement organic growth. We anticipate this growth will expand our brand into new geographic markets as we implement our business model. Since December 2015, the Company has strategically purchased various types of loan portfolios to compliment organic loan growth. The outstanding principal balances of purchased loans serviced by others at December 31, 2017 and 2016 were $470.4 million and $377.5 million, respectively. These loans extend beyond our geographic footprint with quality borrowers that we would not be able to originate in our market area.
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
Allowance For Loan Losses
Critical Estimates
Our loan portfolio is segregated between originated loans which are accounted for under the amortized cost method and acquired loans which are originally recorded at fair value, resulting in no carryover of the related allowance for loan losses. Loans accounted for under the amortized cost method are considered “covered” loans. For covered loans, we determine our allowance for loan losses by portfolio segment, which consists of owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity and other consumer loans. Acquired non-impaired loans (referred to as “acquired” loans) are loans for which there is no evidence of deterioration subsequent to acquisition and therefore have no allowance for loan losses associated with them. Certain acquired loans carry an allowance for loan losses when there has been measured credit deterioration in the loans subsequent to acquisition such that a reserve is required. These acquired loans, for which an allowance is established, are also considered covered loans.
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
Impaired loans
When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest when due under the original terms of a business, construction or commercial real estate loan greater than $100,000, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately at the time a loan becomes impaired. We typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.
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
Consumer loan portfolio
We estimate the allowance for loan losses for our consumer loan portfolio based on our historical net loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Qualitative considerations include, but are not limited to, the evaluation of trends in property values and unemployment.
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
In the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill by performing an internal valuation analysis, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.
The carrying value of goodwill at December 31, 2017 was $115.3 million. For further discussion on goodwill see Note 4 of the Notes to Consolidated Financial Statements.
Judgment and Uncertainties
Fair value is determined using quantitative analysis and widely accepted valuation techniques, including estimated future cash flows, comparable transactions, control premium and market peers. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
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
Operating Results

Income Statement Summary

				Change
	For the Years Ended December 31,			2017-2016		2016-2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$184,242	$171,099	$164,582	$13,143	7.7%	$6,517	4.0%
Provision for loan losses	9,396	13,437	13,005	(4,041)	(30.1)	432	3.3
Non-interest income	33,400	30,084	32,487	3,316	11.0	(2,403)	(7.4)
Non-interest expense	141,585	133,973	128,195	7,612	5.7	5,778	4.5
Income before income taxes	66,661	53,773	55,869	12,888	24.0	(2,096)	(3.8)
Income tax provision	12,043	4,112	6,229	7,931	192.9	(2,117)	(34.0)
Net income	$54,618	$49,661	$49,640	$4,957	10.0	$21	—
Diluted earnings per share	$1.07	$0.99	$1.00	$0.08	8.1%	$(0.01)	(1.0)%
Non-GAAP Financial Measures
The following is a reconciliation of Non-GAAP financial measures by major category for the years ended December 31, 2017, 2016, and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Efficiency Ratio:
Non-Interest Expense (GAAP)	$141,585	$133,973	$128,195
Non-GAAP adjustments:
Other real estate owned expense	(764)	(343)	(237)
Lease exit/disposal cost obligation	(536)	—	—
Merger related expense	—	—	(1,575)
Loan portfolio acquisition fees	—	—	(1,572)
Effect of branch lease termination agreement	—	—	195
Effect of position eliminations	—	(1,565)	—
FHLBB prepayment penalties	—	(1,454)	—
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$140,285	$130,611	$125,006

Net Interest Income (GAAP)	$184,242	$171,099	$164,582
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	7,822	6,535	5,362

Non-Interest Income (GAAP)	33,400	30,084	32,487
Non-GAAP adjustments:
Net gain on sales of securities	(782)	(1,961)	(939)
Net loss on limited partnership investments	3,023	3,995	3,136
Loss on sale of premises and equipment	401	—	—
BOLI claim benefit	(806)	(70)	(219)
Total Revenue for Efficiency Ratio (non-GAAP)	$227,300	$209,682	$204,409

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	61.72%	62.29%	61.15%

Earnings Summary
Comparison of 2017 and 2016
For the year ended December 31, 2017, the Company recorded earnings of $54.6 million, or $1.07 per diluted share, compared to 2016 when the Company recorded $49.7 million in earnings, or $0.99 per diluted share. The efficiency ratio continued to be reflective of the Company’s expense management strategy and was 61.72% and 62.29% for the years ended December 31, 2017 and 2016, respectively. The Company recorded strong organic loan growth during the year, and participated in strategic loan portfolio purchases throughout 2017. Loan originations and purchases totaled $2.05 billion in 2017 compared to $1.66 billion in 2016. The loan portfolio purchases added $242.9 million of loans to the balance sheet during the year ended December 31, 2017, which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns.
Net interest income increased primarily due to the increase in average interest-earning assets of $387.4 million, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2017 was 3.01%, an increase of 5 basis points over the prior year of 2.96%. Net interest income increased $13.1 million, or 7.7%, compared to 2016. The increase in net interest income was partially offset by an increase in total average interest- bearing liabilities of $368.8 million compared to 2016. Interest and dividend income increased by $25.4 million and the yield on interest-earning assets increased by 18 basis points mostly due to the increase in yields on investment securities, residential real estate, commercial business, construction, and home equity loans due to the current interest rate environment and strategic initiatives. These increases were partially offset by a decrease in the yields on other consumer loans, while the yields on commercial real estate loans remained flat year-over-year. Interest-bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $11.0 million and the yield increased 14 basis points. Purchase accounting adjustments increased net interest income by $176,000 and $2.7 million for the years ended December 31, 2017 and 2016, respectively.
The asset quality of our loan portfolio has remained strong, including loans acquired from Legacy United and the purchased portfolios. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. The allowance for loan losses to total loans ratio was 0.88% and 0.87%, the allowance for loan losses to non-performing loans ratio was 148.76% and 125.64%, and the ratio of non-performing loans to total loans was 0.59% and 0.69% at December 31, 2017 and 2016, respectively. A provision for loan losses of $9.4 million was recorded for the year ended December 31, 2017 compared to $13.4 million for the year ended December 31, 2016. The Company continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
The Company experienced an increase in non-interest income of $3.3 million for the year ended December 31, 2017, compared to 2016. This increase was driven primarily by (a) service charges and fees; predominantly loan swap fee income and revenue generated by the Company’s investment advisory subsidiary, United Northeast Financial Advisors, Inc. and (b) an increase in BOLI income. Offsetting these were decreases in income from mortgage banking activities and net gain on sale of securities.
For the year ended December 31, 2017, non-interest expense increased $7.6 million over the comparative period in 2016. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits, which was a result of more full-time employees in 2017 compared to 2016 to support growth initiatives. In addition, occupancy and equipment increased by $1.9 million compared to 2016.
The Company experienced an increase in the provision for income taxes of $7.9 million for the year ended December 31, 2017 as compared to 2016. This increase was primarily due to higher pre-tax net income and a decreased amount of tax credits recognized during the year.
Comparison of 2016 and 2015
For the year ended December 31, 2016, the Company recorded earnings of $49.7 million, or $0.99 per diluted share, compared to 2015 when the Company recorded $49.6 million in earnings, or $1.00 per diluted share. The efficiency ratio continued to be reflective of the Company’s expense management strategy and was 62.26% and 60.99% for the years ended December 31, 2016 and 2015, respectively. The Company recorded strong organic loan growth during the year as well as participating in strategic loan portfolio purchases throughout 2016. Loan originations totaled $1.33 billion in 2016 compared to $1.58 billion in 2015. The loan portfolio purchases added $154.2 million of loans to the balance sheet during the year ended December 31, 2016 and consisted of HELOCs which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns.
Net interest income increased primarily due to the increase in net average interest-earning assets of $666.4 million, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2016 was 2.96%, a decrease of 23 basis points over the prior year of 3.19%. Net interest income increased

$6.5 million, or 4.0%, compared to 2015. The increase in net interest income was primarily driven by an increase in the average balance of interest earning assets of $666.4 million, partially offset by an increase in total interest bearing liabilities of $600.9 million compared to 2015. Interest and dividend income increased by $16.7 million and the yield on interest earning assets decreased by 15 basis points mostly due to the decrease in yields on residential real estate, commercial real estate, commercial business loans and construction loans due to the current interest rate environment. These decreases were partially offset by increases in the yields on home equity loans and other consumer loans. Interest bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $9.3 million and the yield increased 10 basis points. Purchase accounting adjustments for the year ended December 31, 2016 had the effect of increasing net interest income by $2.7 million compared to $12.7 million for the year ended December 31, 2015.
The asset quality of our loan portfolio remained strong, including loans acquired from Legacy United and the purchased portfolios. Acquired loans were recorded at fair value with no carryover of the allowance for loan losses and, as such, some asset quality measures are not comparable between periods as a result. The allowance for loan losses to total loans ratio was 0.87% and 0.73%, the allowance for loan losses to non-performing loans ratio was 125.64% and 89.64%, and the ratio of non-performing loans to total loans was 0.69% and 0.82% at December 31, 2016 and 2015, respectively. A provision for loan losses of $13.4 million was recorded for the year ended December 31, 2016 compared to $13.0 million for year ended December 31, 2015. The Company continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
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
For the year ended December 31, 2016, non-interest expense increased $5.8 million over the comparative period in 2015. The increase in non-interest expense was primarily due to the increases in salaries and employee benefits, which was a direct result of severance payments associated with the Company’s previously announced retail reorganization plan and the hiring of experienced information technology personnel. In addition, the Company incurred $1.5 million in FHLBB prepayment penalties in the first quarter of 2016.

Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments of $7.8 million, $6.5 million and $5.4 million were made for the years ended December 31, 2017, 2016 and 2015, respectively. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate	$1,291,852	$43,422	3.36%	$1,214,681	$39,691	3.27%	$1,169,083	$39,543	3.38%
Commercial real estate	2,175,197	88,716	4.02	2,055,441	83,996	4.02	1,776,407	78,438	4.36
Construction	129,636	5,714	4.35	159,677	6,855	4.22	172,257	8,139	4.66
Commercial business	779,262	30,504	3.86	646,308	24,064	3.66	610,424	28,042	4.53
Home equity	542,579	23,168	4.27	460,439	16,487	3.58	339,023	10,981	3.24
Other consumer	243,631	11,890	4.88	216,708	10,743	4.95	22,863	1,114	4.87
Investment securities	1,083,616	38,078	3.51	1,074,593	34,605	3.21	1,090,086	34,388	3.15
Federal Home Loan Bank Stock	51,735	2,195	4.24	54,344	1,903	3.50	37,058	882	2.38
Other earning assets	34,484	389	1.13	62,367	343	0.55	60,956	180	0.30
Total interest-earning assets	6,331,992	244,076	3.83	5,944,558	218,687	3.65	5,278,157	201,707	3.79
Allowance for loan losses	(45,480)			(38,133)			(28,482)
Non-interest-earning assets	526,914			479,333			442,672
Total assets	$6,813,426			$6,385,758			$5,692,347

Interest-bearing liabilities:
NOW and money market accounts	$2,002,146	13,282	0.66	$1,555,182	6,547	0.42	$1,470,459	7,183	0.49
Savings accounts(1)	529,006	312	0.06	527,544	309	0.06	529,659	319	0.06
Time deposits	1,731,434	19,971	1.15	1,805,623	18,720	1.04	1,577,739	13,940	0.88
Total interest-bearing deposits	4,262,586	33,565	0.79	3,888,349	25,576	0.66	3,577,857	21,442	0.60
Advances from the FHLBB	978,673	12,763	1.29	988,847	9,931	0.99	664,665	4,749	0.70
Other borrowings	133,364	5,684	4.20	128,617	5,546	4.24	162,419	5,572	3.38
Total interest-bearing liabilities	5,374,623	52,012	0.96	5,005,813	41,053	0.82	4,404,941	31,763	0.72
Non-interest-bearing deposits	695,713			657,842			605,112
Other liabilities	67,810			83,236			67,801
Total liabilities	6,138,146			5,746,891			5,077,854
Stockholders’ equity	675,280			638,867			614,493
Total liabilities and stockholders’ equity	$6,813,426			$6,385,758			$5,692,347
Tax-equivalent net interest income		192,064			177,634			169,944
Tax-equivalent net interest rate spread(2)			2.87%			2.83%			3.07%
Net interest-earning assets(3)	$957,369			$938,745			$873,216
Tax-equivalent net interest margin(4)			3.01%			2.96%			3.19%
Average interest -earning assets to average interest-bearing liabilities	117.81%			118.75%			119.82%
Less tax-equivalent adjustment		7,822			6,535			5,362
		$184,242			$171,099			$164,582

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Tax-equivalent net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized net interest income divided by average total interest-earning assets.
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

	Year Ended 2017 Compared to 2016			Year Ended 2016 Compared to 2015
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$15,697	$5,881	$21,578	$27,885	$(12,306)	$15,579
Securities (1)	197	3,568	3,765	16	1,222	1,238
Other earning assets	(202)	248	46	4	159	163
Total earning assets	15,692	9,697	25,389	27,905	(10,925)	16,980
Interest expense:
NOW and money market accounts	2,242	4,493	6,735	397	(1,033)	(636)
Savings accounts	1	2	3	(1)	(9)	(10)
Time deposits	(792)	2,043	1,251	2,172	2,608	4,780
Total interest-bearing deposits	1,451	6,538	7,989	2,568	1,566	4,134
FHLBB Advances	(102)	2,934	2,832	2,788	2,394	5,182
Other borrowed funds	200	(62)	138	(1,274)	1,248	(26)
Total interest-bearing liabilities	1,549	9,410	10,959	4,082	5,208	9,290
Change in tax-equivalent net interest income	$14,143	$287	$14,430	$23,823	$(16,133)	$7,690

(1) Includes FHLBB stock
Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted mainly from the origination of in interest-earning assets and liabilities.
Comparison of 2017 and 2016
As shown in the tables above, tax-equivalent net interest income increased $14.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, the net interest margin increased five basis points to 3.01%, the yield on average earning assets increased 18 basis points to 3.83%, and the cost of interest-bearing liabilities increased 14 basis points to 0.96%, compared to 0.82% for the year ended December 31, 2016. Net interest income reflects amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings which resulted in a increase in net interest income of $176,000 for the year ended December 31, 2017 compared to a $2.7 million increase in net interest income for the comparable 2016 period.
Primarily reflecting loan growth and portfolio purchases, average earning assets increased $387.4 million and average interest-bearing liabilities increased $368.8 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. Average interest bearing liabilities increased due to deposit growth and borrowings which were used to fund the loan growth and portfolio purchases. The average balance of loans and investment securities increased $408.9 million and $9.0 million, respectively, while the average balance of interest-bearing deposits increased $374.2 million.
The increase in the average balance of loans primarily reflects the loan growth and portfolio purchases. The average balance of total loans at December 31, 2017 was $5.16 billion and had an average yield of 3.94%. The average balance of commercial business loans totaled $779.3 million at December 31, 2017, an increase of $133.0 million year-over-year. The average balances of residential real estate loans, home equity loans, commercial real estate loans and other consumer loans were the other significant drivers of the increase in the average loan balance year-over-year, which increased $77.2 million, $82.1 million, $119.8 million and $26.9 million, respectively.
The average balance of investment securities increased $9.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, while the average yield earned increased 30 basis points. The majority of the increase in the yield resulted from increases in the LIBOR index, which is the basis for the CLO portfolio, as well as overall portfolio management.
The average balance of interest-bearing liabilities increased $368.8 million to $5.37 billion for the year ended December 31, 2017, compared to $5.01 billion for the year ended December 31, 2016. For the year ended December 31, 2017, the average cost of total interest-bearing liabilities was 0.96%, compared to 0.82% for the year ended December 31, 2016.
Year-over-year, average balances of total interest-bearing deposits increased $374.2 million and the average cost increased 13 basis points to 0.79%. These increases were primarily due to deposit growth in NOW and money market accounts. FHLBB advances decreased $10.2 million to $978.7 million, while the average cost increased 30 basis points to 1.29% for the year ended December 31, 2017. Other borrowings increased $4.7 million and the cost decreased four basis points for the year ended December 31, 2017 compared to 2016.
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
Comparison of 2016 and 2015

As shown in the tables above, tax-equivalent net interest income increased $7.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Additionally, the net interest margin decreased 23 basis points to 2.96%, the yield on average earning assets decreased 14 basis points to 3.65%, and the cost of interest-bearing liabilities increased ten basis points to 0.82%. The fair value adjustments reflect amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings which resulted in an increase in net interest income of $2.7 million for the year ended December 31, 2016 compared to a $12.7 million increase in net interest income for the comparable 2015 period.

Primarily reflecting loan growth and portfolio purchases, average earning assets increased $666.4 million and average interest-bearing liabilities increased $600.9 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Average interest bearing liabilities increased due to deposit growth and borrowings which were used to fund the loan growth and portfolio purchases. The average balance of loans increased $663.2 million and the average balance of investment securities decreased $15.5 million. The average balance of interest-bearing deposits increased $310.5 million.

The increase in the average balance of loans primarily reflects the loan growth and portfolio purchases. The average balance of total loans at December 31, 2016 was $4.75 billion and had an average yield of 3.79%. The average balance of commercial real estate loans totaled $2.06 billion at December 31, 2016, an increase of $279.0 million year-over-year. The average balances of residential real estate loans, home equity loans, commercial business loans and other consumer loans were the other significant drivers of the increase in the average loan balance year-over-year, which increased $45.6 million, $121.4 million, $35.9 million and $193.8 million, respectively.

The average balance of investment securities decreased $15.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, while the average yield earned increased 6 basis points. The majority of this increase resulted from new investment purchases which were made in order to keep the portfolio in line with a targeted percentage of assets, coupled with the reinvestment of runoff cash flows of the portfolio.

The average balance of interest-bearing liabilities increased $600.9 million to $5.01 billion for the year ended December 31, 2016, compared to $4.40 billion for the year ended December 31, 2015. For the year ended December 31, 2016, the average cost of total interest-bearing liabilities was 0.82%, compared to 0.72% for the year ended December 31, 2015.

Year-over-year, average balances of total interest-bearing deposits increased $310.5 million and the average cost increased six basis points to 0.66%. These increases were primarily due to deposit growth in all categories except for savings accounts. FHLBB advances increased $324.2 million to $988.8 million, while the average cost increased 29 basis points to 0.99% for the year ended December 31, 2016. Other borrowings decreased $33.8 million and the cost increased 86 basis points for the year ended December 31, 2016 compared to 2015. The increase in FHLBB advances was due to funding new loan growth. The decrease in other borrowings was due to maturing repurchase agreement advances.

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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the allowance for loan losses are reserves for acquired loans, in accordance with Bank policies, which have evidenced a deterioration subsequent to acquisition.
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
Management recorded a provision of $9.4 million for the year ended December 31, 2017. The primary factors that influenced management’s decision to record this provision were organic loan growth during the year, slowing migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $45.9 million at December 31, 2017 compared to $50.1 million at December 31, 2016, a decrease of $4.2 million or 8.4%, reflecting decreases in all impaired loan categories except residential real estate and home equity impaired loans. Commercial business, other consumer, investor non-owner occupied commercial real estate, construction, and owner-occupied commercial real estate impaired loans decreased $2.1 million, $1.8 million, $1.5 million, $1.1 million, and $1.0 million, respectively, partially offset by increases in residential real estate and home equity impaired loans of $1.7 million and $1.6 million, respectively.
The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2017, the allowance for loan losses totaled $47.1 million, which represented 0.88% of total loans and 148.76% of non-performing loans compared to an allowance for loan losses of $42.8 million, which represented 0.87% of total loans and 125.64% of non-performing loans as of December 31, 2016.
Non-Interest Income Analysis
For the years ended December 31, 2017, 2016 and 2015, non-interest income represented 15.3%, 15.0% and 16.6% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2017-2016		2016-2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$24,209	$20,259	$21,040	$3,950	19.5%	$(781)	(3.7)%
Income from mortgage banking activities	5,539	8,227	9,552	(2,688)	(32.7)	(1,325)	(13.9)
Bank-owned life insurance income	5,462	3,394	3,616	2,068	60.9	(222)	(6.1)
Gain on sales of securities, net	782	1,961	939	(1,179)	(60.1)	1,022	108.8
Net loss on limited partnership investments	(3,023)	(3,995)	(3,136)	972	24.3	(859)	(27.4)
Other income	431	238	476	193	81.1	(238)	(50.0)
Total non-interest income	$33,400	$30,084	$32,487	$3,316	11.0%	$(2,403)	(7.4)%
Comparison of 2017 and 2016
As displayed in the above table, non-interest income increased $3.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The Company experienced increases in all categories year-over-year except in net gain from sales of securities and income from mortgage banking activities.
Service Charges and Fees:    Service charges and fees were $24.2 million and $20.3 million for the years ended December 31, 2017 and 2016, respectively, an increase of $4.0 million from the comparable 2016 period. The most significant increases were recorded in loan swap fee income, revenue generated by the Company’s investment advisory subsidiary (UNFA), and transaction fees on customer products.
Revenue generated from loan swap fee income increased due to higher transaction volume as well as the total corresponding notional value. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increased revenue generated by UNFA is due to the Company’s continued strategy of acquiring proven talent with deep local relationships as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. Additionally, during 2016 the Company shifted focus to assets under management (“AUM”) for ongoing revenue versus a transactional approach; the result is more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. AUM increased approximately $150.0 million year-over-year, to $460.0 million in 2017 from $312.0 million in 2016. The increase in transaction fees for various customer products is linked to the Company implementing a new fee structure that is more in line with our competition based on a detailed study. The Company instituted the new fee structure in July 2016, therefore, only six months of the comparative period was affected by this initiative. Additionally, NSF fees increased in the current period, primarily due to a higher volume of related transactions and a modification of the fee structure.
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $5.5 million for the year ended December 31, 2017, a decrease of $2.7 million, or 32.7%, from the year ended December 31, 2016. The change was primarily due to a decrease in the fair value recognized in net income for mortgage servicing rights due to a decrease in long-term rates and a decrease in gains on sale of loans, resulting from a decrease in sales volumes compared to the prior year. The Company did not immediately sell the current year originations as part of its strategy to hold the loans longer, which resulted in shifting income from gain on sale to net interest income. Loans held for sale increased to $114.1 million at December 31, 2017 from $62.5 million at December 31, 2016. These decreases were partially offset by increases in mortgage loan servicing income reflecting a serviced- for-others portfolio balance increase to $1.25 billion at December 31, 2017 from $1.05 billion at December 31, 2016 and an increase in the mortgage servicing rights derivative that was established to partly mitigate mortgage servicing rights valuation losses in a declining rate environment.
Bank-Owned Life Insurance Income (“BOLI”):    BOLI income was $5.5 million for the year ended December 31, 2017, an increase of $2.1 million, or 60.9%, from the year ended December 31, 2016. The increase is driven by the Bank’s $40 million purchase of new BOLI policies in December 2016, which generated $1.4 million of income in 2017. Furthermore, the Bank received an additional $806,000 in 2017 from death benefit settlements.
Gain on Sales of Securities, Net:    For the year ended December 31, 2017, the Company realized a net gain of $782,000 compared to a net gain of $2.0 million for the prior year, which was mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
For the year ended December 31, 2016, the Company took advantage of the shape of the yield curve and sold shorter-term securities and added longer duration investments in the portfolio to optimize income and reduce higher-cost borrowings. The Company then also incurred approximately $1.5 million in prepayment penalty expense from the extinguishment of FHLBB debt as part of the optimization strategy which is recorded as a separate line item in non-interest expense.
Net Loss on Limited Partnership Investments:    The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2017 and 2016, the Company invested an additional $3.6 million and $12.7 million in alternative energy tax credit partnerships, respectively.
For the year ended December 31, 2017, the Company recorded $3.0 million in losses on limited partnership investments compared to $4.0 million in the prior year period. The passage of the Tax Act in December 2017 contributed $1.2 million to the current year loss. In conjunction with the loss realized on the tax credit partnerships, the Company recorded an offsetting tax credit benefit of $9.6 million as reflected in the income tax provision for the year.
Other Income:    The Company recorded an increase in other income of $193,000 for the year ended December 31, 2017 compared to the prior year. The change from the prior year is primarily due to the increase in the credit value adjustments on borrower facing loan level hedges and higher gains on the sale of other real estate owned. These increases were partially offset by higher losses on sales of fixed assets, mainly due to the sale of a bank owned property.
Comparison of 2016 and 2015
As displayed in the above table, non-interest income decreased $2.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The Company experienced decreases in all categories year-over-year except in net gain from sales of securities.

Service Charges and Fees:    Service charges and fees were $20.3 million and $21.0 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $781,000 from the comparable 2015 period. The most significant decrease was recorded in loan swap fee income, partially offset by increases in revenue generated by UNFA and transaction fees.
The decrease in loan swap fees was a direct result of lower transactional volume. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increased revenue generated by UNFA is due to several factors. The Company has successfully acquired proven talent with deep local relationships as well as installing Series 6 representatives in select branches which work alongside our retail employees to ensure a cohesive sales approach to meeting the financial needs of our customers. Additionally, the Company has shifted it’s strategy in running this business line. The Company has shifted focus to AUM for ongoing revenue versus a transactional approach; the result is more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. The increase in transaction fees was driven by a project undertaken by the Company which focused on increasing profitability by implementing a deposit fee structure more in line with our competition based on a detailed study. As a result, starting with July 2016, the Company recorded revenue increases in the areas of service charges and fees targeted by the project.
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $8.2 million for the year ended December 31, 2016, a decrease of $1.3 million, or 13.9%, from the year ended December 31, 2015. This decrease was driven primarily by a decrease in gains on sales of loans, resulting from a decrease in sales volumes compared to the prior year. The Company did not immediately sell the current year originations which resulted in higher net interest income as loans held for sale increased to $62.5 million at December 31, 2016 from $10.1 million at December 31, 2015. This decrease was partially offset by the increases in (a) loan servicing income driven by gains from an increase in the number of serviced loans, (b) the change in the fair value recognized in net income for mortgage servicing rights due to an increase on long-term rates, and (c) the net increase in value of forward loan sales contracts and derivative rate lock commitments due to market interest rate changes.
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
Gain on Sales of Securities, Net:    For the year ended December 31, 2016, the Company realized a net gain of $2.0 million compared to a net gain of $939,000 in the prior year resulting from (a) sales of certain securities to reduce exposure to healthcare municipal bonds due to changes in healthcare sector, (b) the Company repositioning certain securities as these securities became punitive to capital to hold on a go-forward basis due to regulatory changes, (c) sales of municipal bonds that were expected to be called, (d) reducing concentration in oil dependent securities, (e) efforts to make the portfolio more efficient to manage from an operational perspective and (f) an optimization strategy of our investment portfolio in which we took advantage of the shape of the yield curve. The Company incurred $1.5 million in prepayment penalty expense from the extinguishment of FHLBB advances as part of the optimization strategy, which is recorded as a separate line item in non-interest expense.
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
Other Income:    The Company recorded a decrease in other income of $238,000 for the year ended December 31, 2016 compared to the prior year. This decrease year-over-year is primarily due to the decline in the credit value adjustments on borrower facing loan level hedges and lower gains on the sale of other real estate owned. These decreases were partially offset by an increase in miscellaneous income, which was mainly driven by the gains recorded in the Company’s investment in a group life mortgage insurance program upon its dissolution.

Non-Interest Expense Analysis
For the years ended December 31, 2017, 2016 and 2015, non-interest expense represented 2.08%, 2.10% and 2.25% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense
	For the Years Ended December 31,			Change
				2017-2016		2016-2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$80,061	$75,384	$67,469	$4,677	6.2%	$7,915	11.7%
Occupancy and equipment	16,902	14,986	15,442	1,916	12.8	(456)	(3.0)
Service bureau fees	8,098	7,986	6,728	112	1.4	1,258	18.7
Professional fees	4,305	3,917	6,317	388	9.9	(2,400)	(38.0)
Marketing and promotions	4,047	3,049	2,321	998	32.7	728	31.4
FDIC insurance assessments	3,076	3,573	3,692	(497)	(13.9)	(119)	(3.2)
Core deposit intangible amortization	1,411	1,604	1,796	(193)	(12.0)	(192)	(10.7)
Merger related expense	—	—	1,575	—	—	(1,575)	(100.0)
FHLBB prepayment penalties	—	1,454	—	(1,454)	(100.0)	1,454	100.0
Other	23,685	22,020	22,855	1,665	7.6	(835)	(3.7)
Total non-interest expense	$141,585	$133,973	$128,195	$7,612	5.7%	$5,778	4.5%
Comparison of 2017 and 2016
For the year ended December 31, 2017, non-interest expense increased $7.6 million to $141.6 million from $134.0 million for the year ended December 31, 2016.
Salaries and Employee Benefits:    Salaries and employee benefits represented the largest increase in non-interest expense. Salaries and employee benefits was $80.1 million for the year ended December 31, 2017, an increase of $4.7 million from the comparable 2016 period. Salary expense increased $3.3 million due to: (a) the hiring of additional staff in areas targeted for growth, (b) an increase in FICA related to higher salary expenses, (c) an increase in executive restricted stock expense as a result of stock awards granted in 2016 and 2017, increasing the number of unvested shares being expensed and (d) a decrease in deferred expenses from loan originations also contributed to the overall increase in salaries and benefits. These increases were partially offset by decreases in health insurance costs and temporary help due to the completion of projects.
Occupancy and Equipment Expense:    Occupancy and equipment expense increased $1.9 million to $16.9 million for the year ended December 31, 2017 primarily driven by: (a) the move of corporate headquarters to Hartford, CT which resulted in an increase in rent expense and depreciation on leasehold improvements, (b) expenses for maintenance contracts due to higher snow removal costs in 2017, (c) the outsourcing of property management services which began in July 2016 and (d) depreciation on various software programs.
Service Bureau Fees: Service bureau fees increased $112,000 for the year ended December 31, 2017 compared to the 2016 period. The increase is primarily attributable to the Company’s core service provider providing a higher level of custom work in the current year, partially offset by a decrease in expenses associated with the deployment of Europay, MasterCard and Visa (“EMV”) chip-enabled debit and credit cards. EMV cards are a part of the Company’s strategy in mitigating potential fraud expenses to the Company’s credit and debit card users.
Professional Fees:    Professional fees were $4.3 million and $3.9 million for the years ended December 31, 2017 and 2016, respectively, an increase of $388,000. The increase over the prior year is mainly driven by expenses related to the engagement for services assisting in projects targeted to maximize non-interest income revenue streams, legal services related to tax matters regarding a new partnership investment and corporate development opportunities.
Marketing and Promotions:    Marketing and promotions expense was $4.0 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively, an increase of $998,000. The increase was primarily attributable to expenses related to production, digital advertising and social media marketing, partially offset by decreases in television and newspaper advertising. Production expenses increased, as well as digital and social media marketing, as the Company favored these online marketing channels during the year and relied less on television and newspaper advertising to reach our target market.

FDIC Insurance Assessments:    The expense for FDIC insurance assessments decreased $497,000 to $3.1 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016. The decrease is primarily attributable to a decrease in the assessment rate and the FDIC’s Deposit Insurance Fund reserve ratio exceeding established benchmarks which became effective in the third quarter of 2016.
Core Deposit Intangible Amortization:    The $193,000 decrease in core deposit intangible amortization for the year ended December 31, 2017 is due to the amortization method used by the Company. The Company is amortizing the core deposit intangible of $10.6 million over 10 years using the sum-of-the-years-digits method.
FHLBB Prepayment Penalties:    For the year ended December 31, 2017 there were no prepayment penalties recorded by the Company. As part of the Company’s investment portfolio optimization strategy implemented in the first quarter of 2016, the Company sold investment securities and recorded gains of $1.5 million and prepaid FHLBB advances with prepayment penalties totaling $1.5 million.
Other Expenses:    Other expenses were $23.7 million and $22.0 million for the years ended December 31, 2017 and 2016, respectively, an increase of $1.7 million. The increase is primarily due to (a) computer software and maintenance expenses due to technology projects, (b) loan swap fees as the Company entered into more swaps in 2017 and (c) an increase in other real estate owned expenses. The increases were partially offset by lower expenses related to: (a) sales and use taxes associated with a state tax audit in the prior year, (b) lower collection expenses as the Company experienced higher expenditures in the prior year associated with special assets and (c) mortgage appraisal and credit reports.
Provision for Income Taxes:    The provision for income taxes was $12.0 million for the year ended December 31, 2017, compared to $4.1 million for the year ended December 31, 2016. The increase in the tax expense is primarily due to higher pre-tax net income and a decreased amount of tax credits recognized during the year. The Company’s effective tax rate for the year ended December 31, 2017 and 2016 was 18.1% and 7.6%, respectively. The rate change was a result of the Tax Act that was enacted on December 22, 2017, resulting in, amongst other tax reform items, a reduction in the Company's applicable US Federal corporate tax rate to 21% from 35%.  As a result of this rate reduction and changes in other provisions of the new law, the Company incurred $1.8 million of additional tax expense as of December 31, 2017 primarily due to the remeasurement of our deferred tax asset. The impact of tax reform is based upon reasonable estimates of new current and deferred taxes based on certain provision within the Tax Act.
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
Marketing and Promotions:    Marketing and promotions expense was $3.0 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of $728,000. The increase was primarily attributable to expenses related to television, digital advertising, and radio branding campaign partially offset by a decrease in newspaper advertising.
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
Provision for Income Taxes:    The provision for income taxes was $4.1 million for the year ended December 31, 2016, compared to $6.2 million for the year ended December 31, 2015. The decrease in the tax expense is primarily due to an increased amount of tax credits recognized during the year. The Company’s effective tax rate for year ended December 31, 2016 and 2015 was 7.6% and 11.1%, respectively.
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.11 billion and $6.60 billion at December 31, 2017 and 2016, respectively. This increase of $514.6 million, or 7.8%, is primarily due to organic loan growth and loan portfolio purchases. The Company utilized deposits, including brokered deposits and additional advances from the FHLBB to fund loan growth.
Total net loans of $5.31 billion, with an allowance for loan losses of $47.1 million at December 31, 2017, increased $437.1 million, or 9.0%, when compared to total net loans of $4.87 billion, with an allowance for loan losses of $42.8 million at December 31, 2016. Total deposits of $5.20 billion at December 31, 2017 increased $487.0 million, or 10.3%, when compared to total deposits of $4.71 billion at December 31, 2016. Non-interest-bearing deposits increased $70.5 million, or 10.0%, and interest-bearing deposits increased $416.5 million, or 10.4%, during the period. The increase in deposits is mainly due to growth in NOW accounts and money market deposits, and is reflective of the Company’s new product specials and a continued focus on building commercial relationships. The Company’s gross loan-to-deposit ratio was 102.7% and 104.0% at December 31, 2017 and 2016, respectively.
At December 31, 2017, total equity of $693.3 million, increased $37.5 million, or 5.7%, when compared to total equity of $655.9 million at December 31, 2016. Changes in equity for the year ended December 31, 2017 consisted primarily of net income, partially offset by dividends paid to common shareholders, as well as increases due to the change in market value on investment securities year-over-year, which reduced accumulated other comprehensive loss from the prior year. At December 31, 2017, the return on average tangible common equity ratio was 10.0% compared to 9.8% at December 31, 2016. See Note 17, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

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
The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Investment Securities

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale:
U.S. Government and government-sponsored enterprise obligations	$—	$—	$—	$—	$10,159	$10,089
Government-sponsored residential mortgage-backed securities	235,646	235,479	181,419	179,548	146,434	145,861
Government-sponsored residential collateralized debt obligations	134,652	133,112	184,185	183,260	287,515	286,967
Government-sponsored commercial mortgage-backed securities	33,449	33,255	26,949	26,530	21,144	20,965
Government-sponsored commercial collateralized debt obligations	151,035	147,242	164,433	162,927	128,617	128,972
Asset-backed securities	166,559	167,139	166,336	166,967	162,895	159,901
Corporate debt securities	88,571	89,136	76,787	75,015	62,356	59,960
Obligations of states and political subdivisions	249,531	245,007	223,733	216,376	201,217	201,115
Marketable equity securities	240	417	32,414	32,788	44,653	45,339
Total available for sale	$1,059,683	$1,050,787	$1,056,256	$1,043,411	$1,064,990	$1,059,169

Held to Maturity:
Government-sponsored residential mortgage-backed securities	$1,318	$1,429	$1,717	$1,889	$2,205	$2,449
Obligations of states and political subdivisions	12,280	12,871	12,321	12,940	12,360	13,234
Total held to maturity securities	$13,598	$14,300	$14,038	$14,829	$14,565	$15,683
The Company’s securities portfolio totaled $1.06 billion at December 31, 2017 and 2016. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2017 and 2016 was 3.51% and 3.21%, respectively.
The Company designates its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2017, $1.05 billion, or 98.7%, of the portfolio, was classified as available for sale and $13.6 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating both credit and interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Note 6, “Securities” and Note 14, “Fair Value Measurement” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company’s underlying investment strategy has been to use the portfolio as a source of interest income, a tool to manage interest rate risk and as a source of liquidity. The transactions in the investment portfolio during the year were made with the goals of maintaining the barbell structure of the investment portfolio, increasing credit diversification and quality, and increasing interest income where possible. The Company continued to maintain the barbell structure of the portfolio in 2017 due to rising shorter term rates, combined with the overall flattening of the yield curve. The purchase of shorter duration investments such as floating rate collateralized loan obligations combined with purchases of longer duration municipal securities and corporate bonds to help the Company maintain the desired portfolio structure. Overall, in order to balance the portfolio’s price risk with favorable cash flow characteristics, the Company continues to evaluate both shorter and longer duration securities that help protect against price risk and extension risk in aggregate, while providing more consistent cash flows.
During the year ended December 31, 2017, the available for sale securities portfolio increased by $7.4 million to $1.05 billion, representing 14.8% of total assets at year-end 2017, from $1.04 billion and 15.8% of total assets at December 31, 2016. The increase is largely reflective of the deployment of additional capital in the portfolio in order to maintain the aforementioned barbell strategy. Portfolio activity during the year included repositioning in the municipal bond allocation to move up in credit quality and extending selected corporate holdings to take advantage of the relative steepness of the credit curve in various sectors. Additionally, in order to take advantage of the relative value of certain collateralized loan obligations, corporate bonds and agency mortgage backed securities; these security types were repositioned as well. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends. Incremental portfolio growth for the year primarily focused on the purchase of cash flowing securities structured along the yield curve, and to a lesser extent, on municipal bonds and corporates.
During the year ended December 31, 2017, the Company recorded no write-downs for other-than-temporary impairments of its securities. The Company held $682.3 million in securities that are in an unrealized loss position at December 31, 2017. $292.0 million of this total had been in an unrealized loss position for less than twelve months with the remaining $390.3 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell the securities in an unrealized loss position, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 6, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
The composition and maturities of the Company’s debt securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below:

Investment Maturity Schedule

	At December 31, 2017
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available for Sale
Debt Securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$235,479	2.90%	$235,479	2.90%
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	133,112	2.68	133,112	2.68
Government-sponsored commercial mortgage-backed securities	—	—	2,728	2.22	14,180	2.51	16,347	3.19	33,255	2.82
Government-sponsored commercial collateralized debt obligations	—	—	—	—	—	—	147,242	2.56	147,242	2.56
Asset-backed securities	—	—	—	—	67,664	4.16	99,475	3.33	167,139	3.66
Corporate debt securities	—	—	8,309	4.91	80,827	3.55	—	—	89,136	3.68
Obligations for state and political subdivisions	—	—	1,687	2.77	6,507	2.80	236,813	3.86	245,007	3.83
Total debt securities	$—	—%	$12,724	4.05%	$169,178	3.68%	$868,468	3.13%	$1,050,370	3.23%
Held to Maturity
Debt securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$250	4.33%	$1,179	4.82%	$1,429	4.74%
Obligations of states and political subdivisions	—	—	1,171	2.41	1,032	3.98	10,668	4.24	12,871	4.08
Total debt securities	$—	—%	$1,171	2.41%	$1,282	4.05%	$11,847	4.33%	$14,300	4.14%
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
Bank-Owned Life Insurance (“BOLI”)
BOLI was $148.3 million and $167.8 million at December 31, 2017 and 2016, respectively. At the end of 2017, the Company surrendered $33.1 million of under-performing BOLI policies, to subsequently be re-invested into higher yielding policies in early January 2018. Additionally, in December 2017, the Company purchased an additional $10.0 million of BOLI contracts. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account”, “hybrid account”, and “separate account” of quality insurance companies. Of the general account carriers, all were rated “A-” or better by at least one nationally recognized statistical rating organization at December 31, 2017. BOLI is included on the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.
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
Loan Portfolio Analysis
The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

	At December 31,
	2017		2016		2015		2014			2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount		Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$445,820	8.3%	$416,718	8.5%	$322,084	7.0%	$399,935		10.3%	$85,964	5.0%
Investor non-owner occupied	1,854,459	34.7	1,705,319	34.8	1,673,248	36.3	1,279,001		32.8	690,949	40.3
Commercial construction	78,083	1.5	98,794	2.0	129,922	2.8	172,585		4.4	46,059	2.7
Total commercial real estate loans	2,378,362	44.5	2,220,831	45.3	2,125,254	46.1	1,851,521		47.5	822,972	48.0

Commercial business loans	840,312	15.7	724,557	14.8	603,332	13.1	613,596		15.7	247,932	14.5

Consumer loans:
Residential real estate	1,204,401	22.6	1,156,227	23.6	1,179,915	25.6	1,076,098		27.6	476,599	27.8
Home equity	583,180	10.9	536,772	11.0	431,282	9.3	337,641		8.7	157,848	9.2
Residential construction	40,947	0.8	53,934	1.1	41,084	0.9	13,258		0.4	6,184	0.4
Other consumer	292,781	5.5	209,393	4.2	233,064	5.0	5,752		0.1	2,257	0.1
Total consumer loans	2,121,309	39.8	1,956,326	39.9	1,885,345	40.8	1,432,749		36.8	642,888	37.5

Total loans	5,339,983	100.0%	4,901,714	100.0%	4,613,931	100.0%	3,897,866		100.0%	1,713,792	100.0%
Net deferred loan costs and premiums	14,794		11,636		7,018		4,006	—		2,403
Allowance for loan losses	(47,099)		(42,798)		(33,887)		(24,809)	—		(19,183)
Loans, net	$5,307,678		$4,870,552		$4,587,062		$3,877,063			$1,697,012
As shown above, at December 31, 2017 gross loans were $5.34 billion, an increase $438.3 million, or 8.9%, from December 31, 2016. The Company experienced increases in most major loan categories due to organic loan growth and loan portfolio purchases that occurred during 2017.
Total commercial real estate loans represented the largest concentration of our loan portfolio at 44.5% of total loans at December 31, 2017 and increased $157.5 million, or 7.1%, to $2.38 billion from December 31, 2016, reflecting increased production from the Company’s expanded commercial banking division. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of December 31, 2017, comprising 34.7% of total loans and OOCRE represents 8.3% of the portfolio. The Company plans to increase the relative level of OOCRE while decreasing the relative level of Investor CRE to generate more favorable risk-adjusted returns and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $78.1 million at December 31, 2017, approximately $25.9 million of which is residential use and $52.2 million is commercial use, compared to total commercial real estate construction loans of $98.8 million at December 31, 2016, $35.4 million of which was residential use and $63.4 million was commercial use. The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2017, the Company had three non-performing commercial construction loans totaling $1.4 million, with no funded interest reserves.
Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2017, comprising 22.6% of total loans, an increase of $48.2 million from December 31, 2016. The Company had originations of both adjustable and fixed rate mortgages of $589.2 million during the year, reflecting both refinancing activity and loans for new home purchases, and sold loans totaling $332.6 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
Residential real estate construction loans totaled $40.9 million at December 31, 2017 compared to $53.9 million at December 31, 2016. Residential real estate construction segment loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. The decrease of $13.0 million in residential construction loans is due to an overall decrease of residential construction loans in 2017 as compared to 2016.
Commercial business loans increased $115.8 million to $840.3 million at December 31, 2017 from $724.6 million at December 31, 2016. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition, and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At December 31, 2017 the home equity portfolio totaled $583.2 million compared to $536.8 million at December 31, 2016. During the year ended December 31, 2017, the Company purchased three HELOC portfolios totaling $105.2 million, compared to portfolios purchased totaling $148.3 million for the year ended December 31, 2016. The total principal balance of the HELOC purchased portfolios outstanding at December 31, 2017 and 2016 was $246.5 million and $208.8 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2018 to maintain its existing exposure.
Other consumer loans totaled $292.8 million, or 5.5%, of our total loan portfolio at December 31, 2017. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At December 31, 2017 and 2016, $130.9 million and $168.7 million was outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2018, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
LH-finance, the Company’s marine lending unit, includes purchased and originated retail loans and dealer floorplan loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company has generally secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite our underwriting of each respective dealer. We have developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which has a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. Retail loans have an average life of four years and key markets include Florida, California, and New England.
The Company has employed specific parameters taking into account: geographical considerations, exposure hold levels, qualifying financial partners, and most importantly, sound credit quality with strong metrics. A thorough independent analysis of the credit quality of each borrower is made for every transaction whether it is an assignment or participation.
Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2017:

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Owner-occupied CRE	$5,779	$84,916	$355,125	$445,820
Investor CRE	82,524	763,279	1,008,656	1,854,459
Construction	16,202	33,138	69,690	119,030
Commercial business loans	135,995	462,280	242,037	840,312
Residential real estate	546	41,908	1,161,947	1,204,401
Home equity	9,511	48,713	524,956	583,180
Other consumer	1,066	38,561	253,154	292,781
Total	$251,623	$1,472,795	$3,615,565	$5,339,983
Loans Contractually Due Subsequent to December 31, 2018
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2017 that are contractually due after December 31, 2018:

	Due after December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Owner-occupied CRE	$120,681	$319,360	$440,041
Investor CRE	743,735	1,028,200	1,771,935
Construction	36,897	65,931	102,828
Commercial business loans	193,492	510,825	704,317
Residential real estate	741,932	461,923	1,203,855
Home equity	40,293	533,376	573,669
Other consumer	220,720	70,995	291,715
Total	$2,097,750	$2,990,610	$5,088,360
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

Asset Quality Ratios
The following table details asset quality ratios for the following periods:

	At or For the Year December 31, 2017	At or For the Year December 31, 2016
Non-performing loans as a percentage of total loans	0.59%	0.69%
Non-performing assets as a percentage of total assets	0.48%	0.54%
Net charge-offs as a percentage of average loans	0.10%	0.10%
Allowance for loan losses as a percentage of total loans	0.88%	0.87%
Allowance for loan losses to non-performing loans	148.76%	125.64%
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured in a troubled debt restructuring, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of December 31, 2017 and December 31, 2016, loans totaling $953,000 and $750,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At December 31, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$1,664	4.9%	$2,642	7.3%
Investor commercial real estate	1,821	5.4	4,016	11.2
Construction	1,398	4.1	1,701	4.7
Commercial business loans	1,477	4.4	2,000	5.6
Residential real estate	11,824	35.0	11,357	31.6
Home equity	4,968	14.7	4,043	11.2
Other consumer	35	0.1	1,000	2.8
Total non-accrual loans excluding TDRs	23,187	68.6	26,759	74.4
Troubled debt restructurings - non-accruing	8,475	25.0	7,304	20.3
Total non-performing loans	31,662	93.6	34,063	94.7
Other real estate owned	2,154	6.4	1,890	5.3
Total non-performing assets	$33,816	100.0%	$35,953	100.0%
Total non-performing loans to total loans	0.59%		0.69%
Total non-performing assets to total assets	0.48%		0.54%
As displayed in the above table, non-performing assets at December 31, 2017 decreased $2.1 million to $33.8 million compared to $36.0 million at December 31, 2016. Total non-accrual loans decreased $3.6 million, reflecting decreases in all categories except residential real estate and home equity non-accrual loans, offset by an increase of $1.2 million in non-accruing TDR loans, as compared to the previous year.
At December 31, 2017, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $3.2 million compared to December 31, 2016. The majority of the decrease was in investor non-owner occupied commercial real estate, accounting for $2.2 million of the total decrease, due to several smaller investment real estate loans which paid off or had reductions in balances during the year. Non-accrual construction loans decreased $303,000, primarily reflecting two commercial relationships totaling $1.4 million, which relate to construction for residential subdivisions. At December 31, 2016, non-accrual construction loans consisted of 11 commercial relationships and totaled $1.7 million.

Other consumer non-accrual loans decreased $965,000 to $35,000 at December 31, 2017. This decrease represents a decrease in non-accruing marine loans reported at December 31, 2017. The current balance represents one marine loan and two consumer loans which evidenced payments due in excess of 90 days and resulted in the loans being classified as non-accrual.
Commercial business non-accrual loans decreased $523,000 to $1.5 million at December 31, 2017, reflecting decreases due to paid off smaller commercial business loans from the previous year ended December 31, 2016.
Home equity and residential real estate non-accrual loans increased $925,000 and $467,000, respectively, from December 31, 2016. The increase in the home equity category reflects, in part, an increase in the number of maturing home equity lines of credit. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections, and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Non-accruing TDR loans increased by $1.2 million since December 31, 2016, primarily due to an increase of $3.1 million in commercial business TDR loans, and to a lesser extent, an increase of $211,000 in home equity TDR loans, offset by decreases in all other non-accruing TDR categories. Investor non-owner occupied commercial real estate non-accrual TDR loans decreased $842,000, other consumer non-accruing TDR loans decreased $840,000, construction non-accruing TDR loans decreased $437,000, and owner-occupied commercial real estate non-accruing TDR loans decreased $21,000 from the year ended December 31, 2016. One larger commercial business relationship moved from an accruing TDR to a non-accruing TDR during the year ended December 31, 2017, which contributed towards the $3.1 million increase noted above.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.8 million, $1.3 million and $1.5 million in additional interest income during the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following tables provide detail of TDR balances and activity for the periods presented:

	At December 31,
	2017	2016
	(In thousands)
Recorded investment in TDRs
Accrual status	$14,249	$16,048
Non-accrual status	8,475	7,304
Total recorded investment	$22,724	$23,352
Accruing TDRs performing under modified terms more than one year	$7,783	$10,020
TDR allocated reserves included in the balance of allowance for loan losses	520	714
Additional funds committed to borrowers in TDR status	29	3
The decrease in TDRs of $628,000 primarily reflects $9.5 million in pay-offs and $756,000 in partial or full charge offs, partially offset by $9.6 million in new TDR loans which primarily consisted of one large investor non-owner occupied commercial real estate loan that was modified during the year. In addition, 21 home equity TDR loans, nine residential real estate TDR loans and five commercial business TDR loans were added during the 2017.

Troubled Debt Restructuring By Loan Type
The following tables provide detail of TDR by type for the periods indicated:

	At December 31,
	2017	2016
	(In thousands)
Owner-occupied CRE	$636	$689
Investor CRE	6,594	5,933
Construction	875	1,624
Commercial business loans	4,204	5,813
Residential real estate	6,477	5,206
Home equity	3,578	2,867
Other consumer	360	1,220
Total	$22,724	$23,352
Troubled Debt Restructuring Activity
The following tables provide detail of TDR activity during the periods indicated:

	Years Ended December 31,
	2017	2016
	(In thousands)
TDRs, beginning of period	$23,352	$24,064
Current year modifications	9,594	6,778
Paydowns/draws on existing TDRs, net	(9,466)	(7,183)
Charge-offs post modification	(756)	(307)
TDRs, end of period	$22,724	$23,352

Delinquent Loans
The following table presents an age analysis of past due loans at December 31, 2017 and 2016:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
At December 31, 2017
Owner-occupied CRE	$1,650	5.5%	$1,297	4.3%	$2,947	9.8%
Investor CRE	941	3.1	1,212	4.0	2,153	7.1
Construction	—	—	1,398	4.6	1,398	4.6
Commercial business loans	4,534	15.0	1,219	4.0	5,753	19.0
Residential real estate	5,484	18.3	5,633	18.8	11,117	37.1
Home equity	1,817	6.0	3,281	10.9	5,098	16.9
Other consumer	1,188	3.9	491	1.6	1,679	5.5
Total	$15,614	51.8%	$14,531	48.2%	$30,145	100.0%

At December 31, 2016
Owner-occupied CRE	$497	1.4%	$1,667	4.7%	$2,164	6.1%
Investor CRE	2,881	8.1	3,260	9.2	6,141	17.3
Construction	709	2.0	1,933	5.6	2,642	7.6
Commercial business loans	3,330	9.4	2,373	6.7	5,703	16.1
Residential real estate	2,848	8.0	7,863	22.2	10,711	30.2
Home equity	2,954	8.3	2,797	7.9	5,751	16.2
Other consumer	1,217	3.4	1,095	3.1	2,312	6.5
Total	$14,436	40.6%	$20,988	59.4%	$35,424	100.0%
At December 31, 2017 and 2016, loans reported as past due 90 days or more and still accruing totaled $953,000 and $750,000, respectively. Loans reported as 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
As a percentage of total loans, loans between 30 and 90 days delinquent were 0.29% at both December 31, 2017 and 2016. All non-performing loans have been updated with a current appraised value, and if necessary, a reduction to carrying value has been made.
Potential Problem Loans
The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing loss are normally partially or fully charged off. In addition, the Company maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $67.9 million at December 31, 2017 and which are generally transferred to the Special Assets or Collections area for enhanced monitoring.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2017, watchlist loans, inclusive of the “classified loans”, totaled $101.6 million, of which $60.7 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.
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

The Company’s senior management meet quarterly to review and conclude on the adequacy of the reserves, and to present their recommendation to the Board Risk Committee and the Board of Directors.
Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2017, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $47.1 million, or 0.88%, of total loans at December 31, 2017 as compared to a loan loss allowance of $42.8 million, or 0.87%, of total loans at December 31, 2016. The increase in the ratio from December 31, 2016 primarily reflects current year loan growth and the movement of loans from the acquired portfolio to the covered portfolio due to subsequent deterioration of credit quality in certain acquired portfolios. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner commercial real estate, commercial and residential construction, commercial, residential real estate, home equity and other consumer. Due to the continued expansion and certain unique risk characteristics, the regional commercial real estate loans have been segmented from the total commercial real estate loan portfolio. The regional commercial real estate loans are located throughout the Northeast and Middle Atlantic states and tend to have above average debt service coverage and loan-to-value ratios. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, experience and depth of lending teams; weighted-average risk rating trends; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. The general component of the allowance for loan and lease loss also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and are therefore not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in the covered portfolio in establishing the allowance for loan loss.
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
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2017 amounted to $1.7 million, an increase of $289,000 compared to December 31, 2016.
See Note 7, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2017 and 2016, by loan segment.

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$42,798	$33,887	$24,809	$19,183	$18,477
Provision for loan losses	9,396	13,437	13,005	9,496	2,046
Charge-offs:
Owner-occupied CRE	(103)	(169)	(181)	—	—
Investor CRE	(735)	(1,207)	(837)	(750)	(111)
Construction	(507)	—	(466)	—	(250)
Commercial business loans	(1,984)	(1,018)	(2,513)	(1,406)	(190)
Residential real estate	(736)	(1,043)	(744)	(1,557)	(514)
Home equity	(779)	(742)	(427)	(337)	(331)
Other consumer	(1,840)	(1,710)	(324)	(139)	(124)
Total charge-offs	(6,684)	(5,889)	(5,492)	(4,189)	(1,520)
Recoveries:
Owner-occupied CRE	32	56	—	—	—
Investor CRE	159	411	342	—	—
Construction	—	3	—	—	—
Commercial business loans	874	557	839	97	18
Residential real estate	148	74	279	175	137
Home equity	94	113	2	—	—
Other consumer	282	149	103	47	25
Total recoveries	1,589	1,363	1,565	319	180
Net charge-offs	(5,095)	(4,526)	(3,927)	(3,870)	(1,340)
Balance at end of year	$47,099	$42,798	$33,887	$24,809	$19,183
Ratios:
Allowance for loan losses to non-performing loans at end of year	148.76%	125.64%	89.64%	76.67%	140.50%
Allowance for loan losses to total loans outstanding at end of year	0.88%	0.87%	0.73%	0.64%	1.12%
Net charge-offs to average loans outstanding	0.10%	0.10%	0.10%	0.12%	0.08%
The allowance for loan losses at December 31, 2017 increased $4.3 million to $47.1 million as compared to the December 31, 2016 year-end balance of $42.8 million. The Company provided $9.4 million of allowance for loan loss provisions in 2017. The Company recorded total loan charge-offs of $6.7 million and recorded $1.6 million of loan recoveries from previously charged-off loans. Net charge-offs for 2017 were $5.1 million, an increase of $569,000 as compared to 2016 net charge-offs. Management believes the allowance for loan losses at December 31, 2017 is sufficient to provide for probable losses inherent within the loan portfolio.
At December 31, 2017, the allowance for loan losses was 0.88% of the total loan portfolio and 148.76% of total non-performing loans. This compares to an allowance of 0.87% of total loans and 125.64% of total non-performing loans at December 31, 2016. The increase in the ratio from December 31, 2016 primarily reflects the increase in the covered loan portfolio due to the movement of loans from the acquired portfolio to the covered portfolio, including a reserve established for purchased loans which have demonstrated deterioration since acquisition. The portfolio purchases have no corresponding carryover of the allowance for loan losses.

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

	At December 31,
	2017			2016			2015
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$3,754	8.0%	8.3%	$3,765	8.8%	8.5%	$2,174	6.4%	7.0%
Investor CRE	15,916	33.8	34.7	14,869	34.7	34.8	12,859	37.9	36.3
Construction	1,601	3.4	2.3	1,913	4.5	3.1	1,895	5.6	3.7
Commercial business	10,608	22.5	15.7	8,730	20.4	14.8	5,827	17.2	13.1
Residential real estate	7,694	16.3	22.6	7,854	18.4	23.6	7,801	23.0	25.6
Home equity	3,258	6.9	10.9	2,858	6.7	11.0	2,391	7.1	9.3
Other consumer	2,523	5.4	5.5	1,353	3.2	4.2	146	0.4	5.0
Unallocated allowance	1,745	3.7	—	1,456	3.3	—	794	2.4	—
Total allowance for loan losses	$47,099	100.0%	100.0%	$42,798	100.0%	100.0%	$33,887	100.0%	100.0%

	At December 31,
	2014			2013
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$1,281	5.2%	10.3%	$917	4.8%	5.0%
Investor CRE	8,137	32.8	32.8	7,371	38.4	40.3
Construction	1,470	5.9	4.8	829	4.3	3.1
Commercial business	5,808	23.4	15.7	3,394	17.7	14.5
Residential real estate	5,998	24.2	27.6	4,571	23.8	27.8
Home equity	1,929	7.8	8.7	1,825	9.5	9.2
Other consumer	75	0.3	0.1	29	0.2	0.1
Unallocated allowance	111	0.4	—	247	1.3	—
Total allowance for loan losses	$24,809	100.0%	100.0%	$19,183	100.0%	100.0%
The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2017 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.
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
Total deposits amounted to $5.20 billion at December 31, 2017, an increase of $487.0 million from December 31, 2016. Core deposits increased $454.8 million, or 15.4%, from prior year end reflecting the Company’s continued strategy to increase core deposits while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive term deposits and money market accounts in response to the competition within our marketplace.
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $389.1 million at December 31, 2017, an increase of $21.7 million from December 31, 2016.
Time deposits included brokered certificates of deposit of $259.1 million and $215.7 million at December 31, 2017 and 2016, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.54 billion at December 31, 2017.
The following table presents information concerning average balances and weighted average interest rates on the Company’s deposits accounts for the years indicated:

	At December 31,
	2017			2016			2015
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing:
Demand accounts	$695,713	14.03%	0.00%	$657,842	14.47%	0.00%	$605,112	14.46%	0.00%
Interest-bearing:
NOW accounts	609,714	12.30	0.58	408,955	9.00	0.19	315,217	7.54	0.13
Regular savings	529,006	10.67	0.06	527,544	11.60	0.06	529,659	12.66	0.06
Money market accounts	1,392,432	28.08	0.70	1,146,227	25.21	0.50	1,155,242	27.62	0.59
Time deposits	1,731,434	34.92	1.15	1,805,623	39.72	1.04	1,577,739	37.72	0.88
Total interest-bearing deposits	4,262,586	85.97	0.79%	3,888,349	85.53	0.66%	3,577,857	85.54	0.60%
Total average deposits	$4,958,299	100.00%		$4,546,191	100.00%		$4,182,969	100.00%
Time Deposit Maturities of $250,000 or More
As of December 31, 2017, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was $529.1 million. The following table sets forth the maturity of those time deposits as of December 31, 2017:

At December 31, 2017
(In thousands)
Three months or less	$100,029
Over three months through six months	114,476
Over six months through one year	107,996
Over one year through three years	196,669
Over three years	9,908
Total	$529,078

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
The following table presents borrowings by category as of the dates indicated:

	At December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
FHLBB advances (1)	$1,046,458	$1,046,712	$(254)	—%
Subordinated debt (2)	79,956	79,716	240	0.3
Wholesale repurchase agreements	20,000	20,000	—	—
Customer repurchase agreements	14,591	18,897	(4,306)	(22.8)
Other	4,049	4,294	(245)	(5.7)
Total borrowings	$1,165,054	$1,169,619	$(4,565)	(0.4)%

(1)	FHLBB advances include $504,000 and $1.7 million of purchase accounting discounts at December 31, 2017 and 2016, respectively.

(2)
Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.9 million and $2.0 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $853,000 and $980,000 million at December 31, 2017 and 2016, respectively.

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
Total FHLBB advances increased $980,000 to $1.05 billion at December 31, 2017, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.04 billion at December 31, 2016. This increase is a result of greater utilization of FHLBB advances, combined with the growth in core deposits, which assisted the Company in funding loan portfolio growth and in meeting other liquidity needs while effectively managing interest rate risk. At December 31, 2017, $921.0 million of the Company’s $1.05 billion outstanding FHLBB advances were at fixed coupons ranging from 0.99% to 3.75%, with an average cost of 1.58%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the three-month LIBOR and adjust quarterly. The Company also has one Flipper advance with the FHLBB totaling $25.0 million, effective March 18, 2016, that converted to a fixed rate of 1.62% and is callable at the option of the FHLBB on a quarterly basis. FHLBB borrowings represented 14.7% and 15.8% of assets at December 31, 2017 and 2016, respectively.
Borrowings under wholesale purchase agreements totaled $20.0 million at December 31, 2017 and 2016. The outstanding borrowings consisted of two individual agreements with remaining terms of 3 years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $14.6 million and $18.9 million at December 31, 2017 and 2016, respectively.
Subordinated debentures totaled $80.0 million and $79.7 million at December 31, 2017 and 2016, respectively.

Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at end of period	$418,000	$510,000	$445,000
Average amount outstanding during the period	424,333	465,000	327,833
Maximum amount outstanding at any month-end	489,000	560,000	445,000
Weighted-average interest rate during the period	1.20%	0.63%	0.35%
Weighted-average interest rate at end of period	1.61%	0.79%	0.58%
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
The Company’s primary sources of liquidity are deposits, amortization and prepayment of loans, the sale in the secondary market of loans held for sale, maturities and sales of investment securities and other short-term investments, periodic pay downs of mortgage-backed securities, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and rates offered by our competition. The Company sets the interest rates on our deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2017, $88.7 million of the Company’s assets were invested in cash and cash equivalents compared to $90.9 million at December 31, 2016. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At December 31, 2017, the Company had $1.05 billion in advances from the FHLBB and an additional available borrowing limit of $457.8 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Company has relationships with brokered sweep deposit providers with outstanding balances of $389.1 million at December 31, 2017. Internal policies limit wholesale borrowings to 40% of total assets, or $2.85 billion, at December 31, 2017. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $107.5 million at December 31, 2017. No federal funds purchased were outstanding at December 31, 2017.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2017, the Company had pledged 26 commercial loans, with outstanding balances totaling $195.0 million. Based on the amount of pledged collateral, the Company had available liquidity of $141.0 million.
At December 31, 2017, the Company had outstanding commitments to originate loans of $110.7 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit and unused checking overdraft lines of credit of $993.5 million. At December 31, 2017, time deposits scheduled to mature in less than one year totaled $1.23 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of Subordinated Notes in September 2014. In 2017, the Bank paid $24.0 million to the Company in dividends. In 2016, there were no dividends from the Bank to the Company. The main uses of liquidity are payments of dividends to common stockholders, repurchases of United Financial’s common stock and corporate operating expenses. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 - Business” found elsewhere in this report. See Note 17, “Regulatory Matters” for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2017, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
The following tables present information indicating various contractual obligations and commitments made by the Company as of December 31, 2017 and the respective payment dates:

	Contractual Obligations
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank advances (1)	$1,045,954	$929,274	$83,000	$3,047	$30,633
Interest expense payable on Federal Home Loan Bank advances	16,343	14,452	1,509	76	306
Leases (2)	67,184	5,189	12,040	11,660	38,295
Subordinated Notes (3)	82,732	—	—	—	82,732
Interest expense payable on Subordinated Notes	34,019	4,582	9,165	9,164	11,108
Core service provider (4)	3,127	3,127	—	—	—
Other (5)	1,690	141	312	322	915
Total Contractual Obligations	$1,251,049	$956,765	$106,026	$24,269	$163,989

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable capital and operating leases for offices and office equipment.

(3)	Consists of $7.7 million of acquired junior subordinated debt maturing March 2036 and $75.0 million in Subordinated Notes due October 2024.

(4)
Payments to the core service provider under the existing contract are primarily based on the volume of accounts served or the transactions processed. The expected payments shown in this table are based on an estimate of our current number of accounts to be served or transactions to be processed, but do not include any projection of the effect of pricing or volume changes. The current contract is in place until August 2018, and the Company is currently in the process of extending the agreement for an additional five years.

(5)	Consists of estimated benefit payments over the next ten years under unfunded nonqualified pension plans.

The following tables present information indicating various commercial commitments made by the Company as of December 31, 2017 and the respective payment dates:

	Other Commitments
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments(1)	$77,736	$77,736	$—	$—	$—
Commercial business loan commitments(1)	32,928	32,928	—	—	—
Undisbursed commercial lines of credit	412,547	191,478	75,471	6,546	139,052
Undisbursed home equity lines of credit(2)	412,484	105	15,974	27,121	369,284
Undisbursed construction loans	136,149	17,315	54,923	4,736	59,175
Standby letters of credit	14,680	10,222	4,458	—	—
Unused checking overdraft lines of credit(3)	1,544	—	—	—	1,544
Unused credit card lines	16,084	16,084	—	—	—
Total Other Commitments	$1,104,152	$345,868	$150,826	$38,403	$569,055

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
Other Off-Balance Sheet Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $38.2 million at December 31, 2017 and is included in other assets on the Consolidated Statement of Condition. At December 31, 2017, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $12.2 million, which constitutes our maximum potential obligation to these partnerships.
Recently Issued Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements” to the Notes to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s Consolidated Financial Statements.
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Management of Market and Interest Rate Risk
General:    The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, in general have longer contractual maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Board Risk Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Board Risk Committee meets at least quarterly to review our asset/liability policies and interest rate risk position.
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
Quantitative Analysis:
Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2017 and 2016 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the 12-month period, Management includes a 150 basis point ramp simulation, which assumes that interest rates increase by 25 basis points every other month. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	December 31, 2017	December 31, 2016
	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	(0.01)%	1.88%
150 basis point ramp in rates	5.06%	6.23%
50 basis point decrease in rates	(4.09)%	(4.92)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2017, income at risk (i.e., the change in net interest income) decreased 0.01% and decreased 4.09% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 5.06% over the 12-month simulation horizon. Because of the asset-sensitivity of our balance sheet, income is projected to increase if rates rise on a slow and gradual basis as anticipated by recent FOMC minutes. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
Chief Executive Officer & President	Executive Vice President, Chief Financial
Officer and Treasurer
Date: February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
of United Financial Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited United Financial Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Consolidated Financial Statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and the Board of Directors of
United Financial Bancorp, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Condition of United Financial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2009.
Boston, Massachusetts
February 28, 2018

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$56,661	$47,248
Short-term investments	32,007	43,696
Total cash and cash equivalents	88,668	90,944
Available for sale securities-at fair value	1,050,787	1,043,411
Held to maturity securities-at amortized cost	13,598	14,038
Loans held for sale	114,073	62,517
Loans receivable (net of allowance for loan losses of $47,099 in 2017 and $42,798 in 2016)	5,307,678	4,870,552
Federal Home Loan Bank stock, at cost	50,194	53,476
Accrued interest receivable	22,332	18,771
Deferred tax asset-net	25,656	39,962
Premises and equipment-net	67,508	51,757
Goodwill	115,281	115,281
Core deposit intangible	4,491	5,902
Cash surrender value of bank-owned life insurance	148,300	167,823
Other assets	105,593	65,086
Total assets	$7,114,159	$6,599,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$778,576	$708,050
Interest-bearing	4,419,645	4,003,122
Total deposits	5,198,221	4,711,172
Mortgagors’ and investors’ escrow accounts	7,545	13,354
Advances from the Federal Home Loan Bank	1,046,458	1,046,712
Other borrowings	118,596	122,907
Accrued expenses and other liabilities	50,011	49,509
Total liabilities	6,420,831	5,943,654
Commitments and contingencies (notes 7 and 20)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 120,000,000 shares authorized; 51,044,752 and 50,786,671 shares issued and outstanding at December 31, 2017 and 2016, respectively)	537,576	531,848
Additional paid-in capital	4,713	7,227
Unearned compensation — ESOP	(5,466)	(5,694)
Retained earnings	168,345	137,838
Accumulated other comprehensive loss, net of tax	(11,840)	(15,353)
Total stockholders’ equity	693,328	655,866
Total liabilities and stockholders’ equity	$7,114,159	$6,599,520
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Net Income

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except share data)
Interest and dividend income:
Loans	$200,734	$179,819	$165,409
Securities-taxable interest	22,550	19,678	20,039
Securities-non-taxable interest	9,679	8,392	8,354
Securities-dividends	2,902	3,920	2,363
Interest-bearing deposits	389	343	180
Total interest and dividend income	236,254	212,152	196,345
Interest expense:
Deposits	33,565	25,576	21,442
Borrowed funds	18,447	15,477	10,321
Total interest expense	52,012	41,053	31,763
Net interest income	184,242	171,099	164,582
Provision for loan losses	9,396	13,437	13,005
Net interest income after provision for loan losses	174,846	157,662	151,577
Non-interest income:
Service charges and fees	24,209	20,259	21,040
Income from mortgage banking activities	5,539	8,227	9,552
Bank-owned life insurance income	5,462	3,394	3,616
Gain on sales of securities, net	782	1,961	939
Net loss on limited partnership investments	(3,023)	(3,995)	(3,136)
Other income	431	238	476
Total non-interest income	33,400	30,084	32,487
Non-interest expense:
Salaries and employee benefits	80,061	75,384	67,469
Occupancy and equipment	16,902	14,986	15,442
Service bureau fees	8,098	7,986	6,728
Professional fees	4,305	3,917	6,317
Marketing and promotions	4,047	3,049	2,321
FDIC insurance assessments	3,076	3,573	3,692
Core deposit intangible amortization	1,411	1,604	1,796
Merger related expense	—	—	1,575
FHLBB prepayment penalties	—	1,454	—
Other	23,685	22,020	22,855
Total non-interest expense	141,585	133,973	128,195
Income before income taxes	66,661	53,773	55,869
Provision for income taxes	12,043	4,112	6,229
Net income	$54,618	$49,661	$49,640

Net income per share:
Basic	$1.09	$1.00	$1.01
Diluted	$1.07	$0.99	$1.00

Weighted-average shares outstanding:
Basic	50,283,071	49,731,149	48,912,807
Diluted	50,922,652	50,089,030	49,385,566
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$54,618	$49,661	$49,640
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	4,731	(5,063)	(5,912)
Reclassification adjustment for gains realized in income (1)	(782)	(1,961)	(939)
Net unrealized gains (losses)	3,949	(7,024)	(6,851)
Tax effect - benefit (expense)	(1,416)	2,529	2,462
Net-of-tax amount - securities available for sale	2,533	(4,495)	(4,389)
Interest rate swaps designated as cash flow hedges:
Unrealized losses	(313)	(1,472)	(3,108)
Reclassification adjustment for losses recognized in interest expense (2)	1,487	2,362	12
Net unrealized gains (losses)	1,174	890	(3,096)
Tax effect - benefit (expense)	(423)	(321)	1,116
Net-of-tax amount - interest rate swaps	751	569	(1,980)
Pension and Other Post-retirement plans:
Gains (losses) arising during the period	(220)	(1,358)	2,106
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	7	7	7
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	571	495	759
Net change in gains (losses) and prior service costs	358	(856)	2,872
Tax effect - benefit (expense)	(129)	308	(892)
Net-of-tax amount - pension and other post-retirement plans	229	(548)	1,980
Total other comprehensive income (loss)	3,513	(4,474)	(4,389)
Comprehensive income	$58,131	$45,187	$45,251

(1)
Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2017, 2016 and 2015 was $282, $707 and $338, respectively.

(2)
Amounts are included in interest expense on borrowed funds in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2017, 2016 and 2015 was $536, $851 and $4, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for each of the years ended December 31, 2017, 2016 and 2015 was $3.

(4)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2017, 2016 and 2015 was $206, $178 and $451, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2014	49,537,700	$514,189	$16,007	$(6,150)	$84,852	$(6,490)	$602,408
Comprehensive income	—	—	—	—	49,640	(4,389)	45,251
Common stock repurchased	(377,700)	(5,171)	—	—	—	—	(5,171)
Share-based compensation expense	—	—	1,076	—	—	—	1,076
ESOP shares released or committed to be released	—	—	71	228	—	—	299
Shares issued for stock options exercised	545,148	7,281	(2,516)	—	—	—	4,765
Shares issued for restricted stock grants	259,845	3,491	(3,491)	—	—	—	—
Cancellation of shares for tax withholding	(22,430)	(188)	(123)	—	—	—	(311)
Forfeited unvested restricted stock	(1,135)	(15)	15	—	—	—	—
Tax effects of share-based awards	—	—	(317)	—	—	—	(317)
Dividends declared ($0.46 per common share)	—	—	—	—	(22,479)	—	(22,479)
Balance at December 31, 2015	49,941,428	519,587	10,722	(5,922)	112,013	(10,879)	625,521
Comprehensive income	—	—	—	—	49,661	(4,474)	45,187
Share-based compensation expense	—	—	2,252	—	—	—	2,252
ESOP shares released or committed to be released	—	—	80	228	—	—	308
Shares issued for stock options exercised	655,689	8,958	(2,683)	—	—	—	6,275
Shares issued for restricted stock grants	215,814	3,368	(3,368)	—	—	—	—
Cancellation of shares for tax withholding	(21,446)	—	(327)	—	—	—	(327)
Forfeited unvested restricted stock	(4,814)	(65)	65	—	—	—	—
Tax effects of share-based awards	—	—	486	—	—	—	486
Dividends declared ($0.48 per common share)	—	—	—	—	(23,836)	—	(23,836)
Balance at December 31, 2016	50,786,671	531,848	7,227	(5,694)	137,838	(15,353)	655,866
Comprehensive income	—	—	—	—	54,618	3,513	58,131
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Share-based compensation expense	—	—	2,699	—	—	—	2,699
ESOP shares released or committed to be released	—	—	172	228	—	—	400
Shares issued for stock options exercised	240,638	4,317	(1,857)	—	—	—	2,460
Shares issued for restricted stock grants	155,180	2,850	(2,850)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(9,242)	(127)	127	—	—	—	—
Cancellation of shares for tax withholding	(48,495)	—	(805)	—	—	—	(805)
Dividends declared ($0.48 per common share)	—	—	—	—	(24,111)	—	(24,111)
Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$54,618	$49,661	$49,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,396	13,437	13,005
Amortization of premiums and discounts on investments, net	4,066	5,410	5,041
Amortization of intangible assets and purchase accounting marks, net	1,292	(1,019)	(10,835)
Amortization of subordinated debt issuance costs	126	126	126
Share-based compensation expense	2,699	2,252	1,076
ESOP expense	400	308	299
Loss on extinguishment of debt	—	1,454	—
Tax effects of share-based awards	—	(486)	317
Gains on sales of securities, net	(782)	(1,961)	(939)
Loans originated for sale	(384,195)	(422,183)	(406,960)
Principal of balance of loan sold	332,639	369,802	405,044
Increase in mortgage servicing asset	(1,629)	(3,030)	(2,345)
Gain on sales of other real estate owned	(409)	(121)	(218)
Net change in mortgage banking fair value adjustment	(1,303)	139	39
Loss on disposal of equipment	365	178	191
Write-downs of other real estate owned	424	126	118
Depreciation and amortization of premises and equipment	5,919	5,516	5,340
Net loss on limited partnership investments	3,023	3,995	3,136
Gain on lease terminations	—	—	(195)
Deferred income tax (benefit) expense	12,338	(4,352)	3,582
Increase in cash surrender value of bank-owned life insurance	(4,656)	(3,324)	(3,397)
Income recognized from death benefit on bank-owned life insurance	(806)	(70)	(219)
Net change in:
Deferred loan fees and premiums	(3,158)	(4,618)	(3,013)
Accrued interest receivable	(3,561)	(3,031)	(1,528)
Other assets	(14,527)	(4,327)	(16,172)
Accrued expenses and other liabilities	866	(4,195)	9,637
Net cash provided by (used in) operating activities	13,145	(313)	50,770
Cash flows from investing activities:
Proceeds from sales of available for sale securities	315,339	268,162	280,564
Proceeds from calls and maturities of available for sale securities	102,289	27,076	16,655
Principal payments on available for sale securities	76,674	95,490	86,128
Principal payments on held to maturity securities	402	496	774
Purchases of available for sale securities	(501,803)	(385,386)	(398,794)
Redemption of FHLBB and other restricted stock	11,223	3,392	—
Purchase of FHLBB stock	(6,324)	(5,672)	(19,246)
Proceeds from sale of other real estate owned	2,569	2,158	2,683
Purchases of loans	(259,656)	(176,301)	(348,175)
Loan originations, net of principal repayments	(186,957)	(119,817)	(366,495)
Purchase of bank-owned life insurance	(10,000)	(40,000)	—
Proceeds from bank-owned life insurance death benefit	1,892	689	1,158
Surrender of bank-owned life insurance	33,075	—	—
Receivable of bank-owned life insurance	(26,713)	—	—
Proceeds from sales of equipment	1,039	686	364
Purchases of premises and equipment	(23,131)	(3,465)	(3,593)
Net cash used in investing activities	(470,082)	(332,492)	(747,977)

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Concluded)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	70,526	50,332	69,649
Net increase in interest-bearing deposits	417,251	225,103	335,320
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	(5,809)	(172)	522
Net change in short-term FHLBB advances	(52,500)	41,800	88,000
Proceeds from long-term FHLBB advances	125,000	105,000	290,000
Repayments of long-term FHLBB borrowings and penalty	(1,520)	(10,989)	(8,056)
Prepayments of FHLBB Advances	—	(37,796)	—
Repayments of called FHLBB advances	(70,000)	—	—
Net decrease in other borrowings, excluding proceeds from subordinated debt issuance	(4,519)	(27,303)	(46,491)
Proceeds from exercise of stock options	2,460	6,275	4,765
Common stock repurchased	(1,312)	—	(5,171)
Cancellation of shares for tax withholding	(805)	(327)	(311)
Tax effects of share-based awards	—	486	(317)
Cash dividends paid on common stock	(24,111)	(23,836)	(22,479)
Net cash provided by financing activities	454,661	328,573	705,431
Net (decrease) increase in cash and cash equivalents	(2,276)	(4,232)	8,224
Cash and cash equivalents - beginning of year	90,944	95,176	86,952
Cash and cash equivalents - end of year	$88,668	$90,944	$95,176
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$53,012	$43,709	$36,532
Income taxes, net	4,574	3,655	(6,744)
Transfer of loans to other real estate owned	2,848	3,298	1,099
Increase (decrease) in due to broker, investment purchases	(6)	6	(1,105)
Decrease in due to broker, common stock buyback	—	—	(523)
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Hartford, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2017, the Company’s principal asset was all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and western Massachusetts and the surrounding regions through 53 banking offices, its commercial loan and mortgage loan production offices, 64 ATMs, telephone banking, mobile banking and its online website (www.bankatunited.com).
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
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the 2017 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
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
Securities
Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity are those which the Company has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period. The Company did not have a trading portfolio during any of the periods presented. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. The Company did not transfer any securities from available for sale to held to maturity during any of the periods presented.
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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2017 and 2016.
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
Loans
Loans we originate and intend to hold in our portfolio are stated at current unpaid principal balances, net of deferred loan origination costs and fees. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis. Acquired loans are recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition.
The Company’s loan portfolio includes owner-occupied commercial real estate, investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity and other consumer loan segments. Residential real estate loans include one-to-four family owner-occupied first mortgages.
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

Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan or the straight-line method over the expected life of the loan, where applicable.
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
In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). For changes in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the remaining lives of the loans.
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
General component:
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the loan segments. Management uses a rolling average of historical losses based on a 12-quarter loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards, changes in risk selection and underwriting standards; experience and depth of lending weighted average risk rating; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of credit deterioration subsequent to acquisition and therefore these loans are not part of the covered portfolio. Acquired impaired loans are loans with evidence of deterioration upon acquisition and are not considered in the covered portfolio in establishing the allowance for loan loss. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2017.
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
Owner-occupied and investor non-owner occupied commercial real estate (“CRE”) – Loans in these segments are primarily income-producing properties throughout Connecticut, western Massachusetts, and other select markets in the Northeast. The underlying cash flows generated by the properties could be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management obtains rent rolls annually, continually monitors the cash flows of these loans and performs stress testing.
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
For acquired loans accounted for under ASC 310-30, our non-accretable discount is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
Allocated component:
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial business, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Updated property evaluations are obtained at the time of impairment and serve as the basis for the loss allocation if foreclosure is probable or the loan is collateral dependent. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation.
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
Other Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. At December 31, 2017 and 2016, the Company had $2.2 million and $1.9 million, respectively, of other real estate owned included in other assets on the Consolidated Statements of Condition. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in non-interest expense. Gains and losses on the sale of other real estate owned are recorded in other income in the Consolidated Statements of Net Income.
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
Goodwill
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead reviewed for impairment at least annually in the fourth quarter, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2017, 2016 and 2015. In 2017, the Company adopted FASB ASU No. 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed Step 2 of the Goodwill Impairment Test, simplifying financial reporting. The adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017. See Note 12, “Income Taxes”, for further information. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. As of December 31, 2017, 2016 and 2015, the Company had recorded $688,000, $497,000 and $375,000 of uncertain tax positions, respectively.
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
Pension and Other Post-Retirement Benefits
The Company has a noncontributory defined benefit pension plan that provides benefits for full-time employees hired before January 1, 2005, meeting certain requirements as to age and length of service. The benefits are based on years of service and average compensation, as defined. The Company’s funding policy is to contribute an amount needed to meet the minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”). The compensation cost of an employees’ pension benefit is recognized on the projected unit cost method over the employee’s approximate service period.
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
In addition to the qualified plans, the Company has supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.
The Company accounts for its defined benefit pension and supplemental retirement plans using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of these plans as an asset or liability in its consolidated statements of condition and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.
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
Accounting Standards Issued but Not Yet Adopted
The following list identifies Account Standards Updates (“ASUs”) applicable to the Company that have been issued but are not yet effective:
Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the impact of the federal tax rate reduction on deferred taxes that were originally recorded through accumulated other comprehensive income (“AOCI”).  The impact creates a “dangling” difference in AOCI verses deferred taxes for the rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This ASU permits entities to reclass this “dangling” piece in AOCI to retained earnings rather than continuing to track in AOCI. The effective date for this ASU is for fiscal years beginning on or after December 15, 2018 with early adoption permitted for fiscal years whose financial statements have not yet been issued. The Company has decided not to early adopt this ASU and to apply it in accordance with the effective date provisions. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Derivatives and Hedging
Effective January 1, 2018, the Company will adopt FASB ASU No. 2017-12 Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities which improves and simplifies the accounting rules around hedge accounting. This new standard refines and expands hedge accounting for both financial and commodity risks. It also creates more transparency around how economic results are presented for investors and analysts. The amendments for this ASU can be adopted immediately in any interim or annual period (including the current period). Upon adoption, the Company will transfer its held-to-maturity portfolio to its available-for-sale portfolio. Any unrealized gain or loss on the date of adoption will be recorded in accumulated other comprehensive income. The mandatory effective date for calendar year-end public companies is January 1, 2019. This ASU is not expected to have an impact on the Company’s hedging activities.
Compensation
Effective January 1, 2018, the Company will adopt FASB ASU No. 2017-09 Compensation, Stock Compensation (Topic 718): Scope of Modified Accounting. This update amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is not expected to have an impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2018, the Company will adopt FASB ASU No. 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Employers are required to include all other components of net benefit cost in a separate line item from the service cost. Employers will have to disclose the line used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Receivables
In March 2017, the FASB issued ASU No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s earliest call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of December 31, 2017, this ASU is expected to have an impact of reducing premiums on callable debt securities by approximately $9.9 million (pre-tax), with the offset being a reduction in retained earnings upon initial adoption.
Income Taxes
Effective January 1, 2018, the Company will adopt FASB ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory as a part of FASB’s simplification initiative. Currently, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new ASU, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset (DTA) or deferred tax liability (DTL), as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance does not apply to intra-entity transfers of inventory. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The cumulative-effect adjustment would consist of the net impact from (1) the write-off of any unamortized tax expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any necessary valuation allowance. This ASU is expected to have an impact on the Company’s deferred tax recognition due to transfers between separate companies in the consolidated group, however, it is not expected to have a material financial statement impact on the Company’s Consolidated Financial Statements.
Statement of Cash Flows
Effective January 1, 2018, the Company will adopt FASB ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments as part of the consensus of the Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU clarifies whether the following items should be categorized as operating, investing or financing on the statement of cash flows; 1) debt prepayments and extinguishment costs, 2) settlement of zero-coupon debt, 3) settlement of contingent consideration, 4) insurance proceeds, 5) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) receipts and payments with aspects of more than one class of cash flows. This ASU is expected to have an impact on the classifications in the Company’s Consolidated Statement of Cash Flows.
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
Effective January 1, 2018, the Company will adopt FASB ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-210): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value through net income. This new requirement does not apply to investments that qualify for the equity method of accounting or to those that result in consolidation of these investments. The ASU supersedes current guidance and no longer requires equity securities with readily determinable fair value to be classified into categories (i.e. trading or available for sale). The ASU clarifies that when identifying observable price changes, an entity should consider relevant transactions “that are known or can reasonably be known“ and that an entity is not required to spend undue cost and effort to identify such transactions. The ASU also indicates that an entity should consider a security’s rights and obligations, such as voting rights, distribution rights and preferences, and conversion features, when evaluating whether the security issued by the same issuer is similar to the equity security held by the entity. The ASU further provides for the elimination of disclosure requirements related to financial instruments measured at amortized cost. For public business entities, the new standard will require disclosure of fair value using the exit price notion for all financial instruments measured at amortized cost. Pursuant to the ASU, recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all entities, the ASU permits early adoption of the instrument-specific credit risk provision. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which introduces a lessee model that requires most leases to be recognized on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. It is required that entities recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. As of December 31, 2017, the Company’s future minimum lease commitments totaled $68.7 million. The Company has established a working group which includes the Director of Accounting, Director of Tax and Accounting Policy and the Controller in order to assess the impact of the requirements of the new guidance, however, the Company does not expect the present value of the future lease payments to have a material impact on the Company’s Consolidated Financial Statements.
Revenue Recognition
Effective January 1, 2018, the Company will adopt FASB ASU No. 2014-09 Revenue From Contracts with Customers (Topic 606), which provides a revenue recognition framework for entities that either enter into a contract with customers to transfer goods or services or enter into a contract for the transfer of non-financial assets (unless the contracts are outside the scope of the standard). The standard permits the use of either the retrospective or cumulative effect transition method. Many amendments were made to help clarify the intention and scope of this ASU. Since many of the Company’s revenue streams are scoped out of this revenue standard, the Company does not expect a material impact on its Consolidated Financial Statements.

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

Note 4.	GOODWILL AND CORE DEPOSIT INTANGIBLES
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2015	$115,281	$7,506
Adjustments	—	—
Amortization expense	—	(1,604)
Balance at December 31, 2016	$115,281	$5,902
Amortization expense	—	(1,411)
Balance at December 31, 2017	$115,281	$4,491

Estimated amortization expense for the years ending December 31,
2018		$1,219
2019		1,026
2020		834
2021		642
2022		449
2023 and thereafter		321
Total remaining		$4,491
The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $1.4 million, $1.6 million, and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2017 and 2016, the Company was required to have cash and liquid assets of $36.3 million and $25.8 million, respectively, to meet these requirements.

Note 6.	SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2017 and 2016 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(In thousands)
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$235,646	$779	$(946)	$235,479
Government-sponsored residential collateralized debt obligations	134,652	16	(1,556)	133,112
Government-sponsored commercial mortgage-backed securities	33,449	7	(201)	33,255
Government-sponsored commercial collateralized debt obligations	151,035	—	(3,793)	147,242
Asset-backed securities	166,559	1,253	(673)	167,139
Corporate debt securities	88,571	1,104	(539)	89,136
Obligations of states and political subdivisions	249,531	1,436	(5,960)	245,007
Total debt securities	1,059,443	4,595	(13,668)	1,050,370
Marketable equity securities, by sector:
Industrial	109	100	—	209
Oil and gas	131	77	—	208
Total marketable equity securities	240	177	—	417
Total available for sale securities	$1,059,683	$4,772	$(13,668)	$1,050,787
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,318	$111	$—	$1,429
Obligations of states and political subdivisions	12,280	679	(88)	12,871
Total held to maturity securities	$13,598	$790	$(88)	$14,300

December 31, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$181,419	$365	$(2,236)	$179,548
Government-sponsored residential collateralized debt obligations	184,185	438	(1,363)	183,260
Government-sponsored commercial mortgage-backed securities	26,949	23	(442)	26,530
Government-sponsored commercial collateralized debt obligations	164,433	296	(1,802)	162,927
Asset-backed securities	166,336	1,619	(988)	166,967
Corporate debt securities	76,787	533	(2,305)	75,015
Obligations of states and political subdivisions	223,733	127	(7,484)	216,376
Total debt securities	1,023,842	3,401	(16,620)	1,010,623
Marketable equity securities, by sector:
Banks	32,174	482	(243)	32,413
Industrial	109	58	—	167
Oil and gas	131	77	—	208
Total marketable equity securities	32,414	617	(243)	32,788
Total available for sale securities	$1,056,256	$4,018	$(16,863)	$1,043,411
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,717	$172	$—	$1,889
Obligations of states and political subdivisions	12,321	654	(35)	12,940
Total held to maturity securities	$14,038	$826	$(35)	$14,829
At December 31, 2017, the net unrealized loss on securities available for sale of $8.9 million, net of income taxes of $3.2 million, or $5.7 million, was included in accumulated other comprehensive loss. At December 31, 2016, the net unrealized loss on securities available for sale of $12.8 million, net of income taxes of $4.6 million, or $8.2 million, was included in accumulated other comprehensive loss.
The amortized cost and fair value of debt securities at December 31, 2017 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—	$—	$—
After 1 year through 5 years	9,753	9,996	1,168	1,171
After 5 years through 10 years	87,282	87,334	1,096	1,032
After 10 years	241,067	236,813	10,016	10,668
	338,102	334,143	12,280	12,871
Government-sponsored residential mortgage-backed securities	235,646	235,479	1,318	1,429
Government-sponsored residential collateralized debt obligations	134,652	133,112	—	—
Government-sponsored commercial mortgage-backed securities	33,449	33,255	—	—
Government-sponsored commercial collateralized debt obligations	151,035	147,242	—	—
Asset-backed securities	166,559	167,139	—	—
Total debt securities	$1,059,443	$1,050,370	$13,598	$14,300
At December 31, 2017, the Company had 99 securities, with a fair value of $469.4 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 11 and 13.
For the years ended December 31, 2017, 2016 and 2015, proceeds from the sale of available for sale securities and gross realized gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds from the sale of available for sale securities	$315,339	$268,162	$280,564
Gross realized gains on the sale of available for sale securities	3,774	2,880	3,090
Gross realized losses on the sale of available for sale securities	2,992	919	2,151
As of December 31, 2017, the Company did not have any exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2017 and 2016.
The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2017, the estimated fair value of this portfolio was $257.9 million, with no significant geographic exposure concentrations. Of the total state and political subdivisions of $257.9 million, $110.0 million were representative of general obligation bonds for which $61.0 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$41,961	$(203)	$83,545	$(743)	$125,506	$(946)
Government-sponsored residential collateralized debt obligations	82,758	(740)	43,359	(816)	126,117	(1,556)
Government-sponsored commercial mortgage-backed securities	21,196	(74)	10,895	(127)	32,091	(201)
Government-sponsored commercial collateralized debt obligations	27,965	(291)	119,277	(3,502)	147,242	(3,793)
Asset-backed securities	64,259	(602)	4,756	(71)	69,015	(673)
Corporate debt securities	25,403	(257)	10,764	(282)	36,167	(539)
Obligations of states and political subdivisions	26,341	(312)	116,624	(5,648)	142,965	(5,960)
Total available for sale securities	$289,883	$(2,479)	$389,220	$(11,189)	$679,103	$(13,668)

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Total held to maturity securities	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)

December 31, 2016
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	156,000	(2,236)	—	—	156,000	(2,236)
Government-sponsored residential collateralized debt obligations	109,468	(1,082)	6,691	(281)	116,159	(1,363)
Government-sponsored commercial mortgage-backed securities	23,808	(442)	—	—	23,808	(442)
Government-sponsored commercial collateralized debt obligations	128,238	(1,802)	—	—	128,238	(1,802)
Asset-backed securities	23,415	(163)	20,326	(825)	43,741	(988)
Corporate debt securities	43,990	(885)	3,335	(1,420)	47,325	(2,305)
Obligations of states and political subdivisions	156,891	(5,620)	41,136	(1,864)	198,027	(7,484)
Total debt securities	641,810	(12,230)	71,488	(4,390)	713,298	(16,620)
Marketable equity securities:	19,002	(243)	—	—	19,002	(243)
Total	$660,812	$(12,473)	$71,488	$(4,390)	$732,300	$(16,863)

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$1,070	$(35)	$1,070	$(35)
Total held to maturity securities	$—	$—	$1,070	$(35)	$1,070	$(35)
Of the securities summarized above as of December 31, 2017, 75 issues had unrealized losses of less than 1% of the amortized cost basis for less than twelve months and 100 issues had unrealized losses equaling 2.8% of the amortized cost basis for twelve months or more. As of December 31, 2016, 170 issues had unrealized losses for less than twelve months and 31 issues had losses for twelve months or more.

Management believes that no individual unrealized loss as of December 31, 2017 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, changes in market credit spread levels or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2017:
Government-sponsored obligations. The unrealized losses on the Company’s government-sponsored collateralized debt obligations and commercial mortgage backed securities were caused by the increase in interest rates and interest rate expectations. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to securities with no geographic concentration. The unrealized loss was due to an upward shift in interest rates that resulted in a negative impact to the respective bond’s pricing, relative to the time of purchase.
Corporate debt securities. The unrealized losses on corporate debt securities relates to securities with no company specific concentration. The unrealized loss was due to an upward shift in interest rates that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 7.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2017 and 2016 is as follows:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(In thousands)
Commercial real estate loans
Owner occupied commercial real estate	$445,820	8.3%	$416,718	8.5%
Investor non-owner occupied commercial real estate	1,854,459	34.7	1,705,319	34.8
Commercial construction	78,083	1.5	98,794	2.0
Total commercial real estate loans	2,378,362	44.5	2,220,831	45.3

Commercial business loans	840,312	15.7	724,557	14.8

Consumer loans
Residential real estate	1,204,401	22.6	1,156,227	23.6
Home equity	583,180	10.9	536,772	11.0
Residential construction	40,947	0.8	53,934	1.1
Other consumer	292,781	5.5	209,393	4.3
Total consumer loans	2,121,309	39.8	1,956,326	39.9

Total loans	5,339,983	100.0%	4,901,714	100.0%
Net deferred loan costs and premiums	14,794		11,636
Allowance for loan losses	(47,099)		(42,798)
Loans - net	$5,307,678		$4,870,552
At December 31, 2017, the Company had pledged $1.43 billion and $195.0 million of eligible loan collateral to support available borrowing capacity at the FHLBB and FRB, respectively. See Note 11.
Acquired Loans: Gross loans acquired from the Legacy United merger totaled $1.88 billion. Acquired performing loans totaled $1.86 billion with a fair value of $1.83 billion. The Company’s best estimate at the acquisition date of contractual cash flows not expected to be collected on acquired performing loans was $29.1 million. Loans acquired and determined to be impaired totaled $18.5 million.
In 2015, the Company purchased loan portfolios consisting of marine finance consumer loans, home improvement loans and home equity lines of credit. The Company continued to purchase home equity lines of credit in 2016 and 2017. Furthermore, in 2017, the Company purchased two additional loan portfolios consisting of consumer home improvement loans and manufactured home loans. The outstanding principal balance of purchased loans serviced by others at December 31, 2017 and 2016 was $470.4 million and $377.5 million, respectively.
The impaired loans are accounted for in accordance with ASC 310-30. At December 31, 2017, the net recorded carrying amount of loans accounted for under ASC 310-30 was $1.7 million and the aggregate outstanding principal balance was $1.9 million.

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2017
Balance, beginning of year	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision for loan losses	60	1,623	195	2,988	428	1,085	2,728	289	9,396
Loans charged off	(103)	(735)	(507)	(1,984)	(736)	(779)	(1,840)	—	(6,684)
Recoveries of loans previously charged off	32	159	—	874	148	94	282	—	1,589
Balance, end of year	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
December 31, 2016
Balance, beginning of year	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,704	2,806	15	3,364	1,022	1,096	2,768	662	13,437
Loans charged off	(169)	(1,207)	—	(1,018)	(1,043)	(742)	(1,710)	—	(5,889)
Recoveries of loans previously charged off	56	411	3	557	74	113	149	—	1,363
Balance, end of year	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
December 31, 2015
Balance, beginning of year	$1,281	$8,137	$1,470	$5,808	$5,998	$1,929	$75	$111	$24,809
Provision for loan losses	1,074	5,217	891	1,693	2,268	887	292	683	13,005
Loans charged off	(181)	(837)	(466)	(2,513)	(744)	(427)	(324)	—	(5,492)
Recoveries of loans previously charged off	—	342	—	839	279	2	103	—	1,565
Balance, end of year	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2017 and 2016 follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$60	$—	$—	$400	$60	$—	$—	$—	$520
Allowance related to loans collectively evaluated and not deemed impaired	3,694	15,916	1,601	10,208	7,634	3,258	2,523	1,745	46,579
Total allowance for loan losses	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099

Loans deemed impaired	$2,300	$8,414	$2,273	$5,681	$18,301	$8,547	$395	$—	$45,911
Loans not deemed impaired	443,520	1,845,815	116,757	834,631	1,186,100	574,633	290,898	—	5,292,354
Loans acquired with deteriorated credit quality	—	230	—	—	—	—	1,488	—	1,718
Total loans	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781	$—	$5,339,983

December 31, 2016
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$646	$68	$—	$—	$—	$714
Allowance related to loans collectively evaluated and not deemed impaired	3,765	14,869	1,913	7,862	7,786	2,858	1,353	1,456	41,862
Allowance related to loans acquired with deteriorated credit quality	—	—	—	222	—	—	—	—	222
Total allowance for loan losses	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Loans deemed impaired	$3,331	$9,949	$3,325	$7,812	$16,563	$6,910	$2,220	$—	$50,110
Loans not deemed impaired	413,387	1,694,190	149,403	715,436	1,139,664	529,862	205,136	—	4,847,078
Loans acquired with deteriorated credit quality	—	1,180	—	1,309	—	—	2,037	—	4,526
Total loans	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393	$—	$4,901,714

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2017 and 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2017
Owner-occupied CRE	$1,195	$455	$1,297	$2,947	$—	$1,735
Investor CRE	849	92	1,212	2,153	206	1,821
Construction	—	—	1,398	1,398	—	1,398
Commercial business loans	1,069	3,465	1,219	5,753	650	4,987
Residential real estate	3,187	2,297	5,633	11,117	—	14,860
Home equity	1,319	498	3,281	5,098	—	6,466
Other consumer	947	241	491	1,679	97	395
Total	$8,566	$7,048	$14,531	$30,145	$953	$31,662

December 31, 2016
Owner-occupied CRE	$482	$15	$1,667	$2,164	$—	$2,733
Investor CRE	2,184	697	3,260	6,141	—	4,858
Construction	709	—	1,933	2,642	—	2,138
Commercial business loans	3,289	41	2,373	5,703	38	2,409
Residential real estate	2,826	22	7,863	10,711	308	14,393
Home equity	2,232	722	2,797	5,751	56	5,330
Other consumer	838	379	1,095	2,312	348	2,202
Total	$12,560	$1,876	$20,988	$35,424	$750	$34,063
At December 31, 2017 and 2016, loans reported as past due 90 days or more and still accruing totaled $953,000 and $750,000, respectively, and represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower and/or related guarantors.

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,183	$2,891		$3,331	$4,107
Investor CRE	8,414	8,577		9,949	10,601
Construction	2,273	2,658		3,325	5,051
Commercial business loans	2,446	3,317		3,742	4,856
Residential real estate	16,645	17,929		15,312	18,440
Home equity	8,547	9,583		6,910	7,864
Other consumer	395	398		2,220	2,220
Total	40,903	45,353		44,789	53,139

Impaired loans with a valuation allowance:
Commercial business loans	$3,235	$3,767	$400	$4,070	$4,168	$646
Residential real estate	1,656	1,711	60	1,251	1,267	68
Owner-occupied CRE	117	117	60	—	—	—
Total	5,008	5,595	520	5,321	5,435	714
Total impaired loans	$45,911	$50,948	$520	$50,110	$58,574	$714
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans:
Owner-occupied CRE	$2,840	$97	$3,924	$150	$2,258	$144
Investor CRE	9,736	370	11,363	447	16,166	550
Construction	2,429	87	4,087	124	3,784	299
Commercial business loans	7,562	258	12,167	282	7,835	431
Residential real estate	17,519	789	16,485	715	14,645	579
Home equity	7,788	281	5,856	202	3,568	37
Other consumer	1,197	—	819	1	24	—
Total	$49,071	$1,882	$54,701	$1,921	$48,280	$2,040
No additional funds are committed to be advanced in connection with impaired loans other than those noted below in conjunction with TDRs.

Troubled Debt Restructurings. The restructuring of a loan is considered a TDR if both (i) the restructuring constitutes a concession by the creditor and (ii) the debtor is experiencing financial difficulties. A TDR may include (i) a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt, (ii) issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting debt into an equity interest, and (iii) modifications of terms of a debt.
The following table provides detail of TDR balances for the periods presented:

	At December 31, 2017	At December 31, 2016
	(In thousands)
Recorded investment in TDRs:
Accrual status	$14,249	$16,048
Non-accrual status	8,475	7,304
Total recorded investment in TDRs	$22,724	$23,352
Accruing TDRs performing under modified terms more than one year	$7,783	$10,020
Specific reserves for TDRs included in the balance of allowance for loan losses	$520	$714
Additional funds committed to borrowers in TDR status	$29	$3
Loans restructured as TDRs during 2017 and 2016 are set forth in the following table:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Owner-occupied CRE	—	$—	$—	5	$654	$666
Investor CRE	1	5,038	5,038	—	—	—
Construction	—	—	—	2	67	67
Commercial business loans	5	482	482	8	3,033	5,006
Residential real estate	9	1,598	1,627	13	1,320	1,329
Home equity	21	2,476	2,483	18	1,572	1,574
Other consumer	—	—	—	1	132	132
Total TDRs	36	$9,594	$9,630	47	$6,778	$8,774

The following table provides information on how loans were modified as TDRs during the periods indicated:

	For the Year Ended December 31, 2017
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$—	$5,038
Commercial business loans	211	—	—	—	271
Residential real estate	266	—	234	929	169
Home equity	938	—	824	714	—
Total	$1,415	$—	$1,058	$1,643	$5,478

	For the Year Ended December 31, 2016
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$—	$86	$—	$58
Construction	23	—	44	—	—
Commercial business loans	2,350	—	243	348	92
Residential real estate	87	—	672	561	—
Home equity	—	261	707	604	—
Other consumer	—	—	132	—	—
Total	$2,970	$261	$1,884	$1,513	$150
Loans restructured as TDRs during 2015 totaled $15.7 million consisting of 50 loans. The majority of the balance was concentrated in commercial business loans, consisting of eight loans, for which the maturity was extended.
TDRs that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2017 and 2016 follows:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$170	3	$456
Home equity	—	—	1	151
Commercial business	—	—	2	495
Total troubled debt restructuring	3	$170	6	$1,102
The financial impact of the TDR loans has been minimal to date. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans, and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Credit Quality Information. The Company utilizes a nine-grade internal loan rating system as follows:
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
The following table presents the Company’s loans by risk rating at December 31, 2017 and 2016:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
December 31, 2017
Loans rated 1 — 5	$423,720	$1,829,762	$117,583	$811,604	$1,186,753	$576,592	$292,386
Loans rated 6	4,854	10,965	49	15,816	1,948	89	—
Loans rated 7	17,246	13,732	1,398	12,892	15,700	6,499	395
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781
December 31, 2016
Loans rated 1 — 5	$388,389	$1,656,256	$150,411	$698,458	$1,139,662	$531,359	$207,193
Loans rated 6	7,139	18,040	204	7,466	1,267	—	—
Loans rated 7	21,190	31,023	2,113	18,633	15,298	5,413	2,200
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$416,718	$1,705,319	$152,728	$724,557	$1,156,227	$536,772	$209,393

Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Balance, beginning of year	$2,285	$2,645
Loans related to parties who terminated service during the year	(776)	—
Additional loans and advances	600	390
Repayments	(213)	(750)
Balance, end of year	$1,896	$2,285
As of December 31, 2017 and 2016, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.
Loan Servicing
The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $1.25 billion, $1.05 billion and $863.7 million as of December 31, 2017, 2016 and 2015, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the years ended December 31, 2017, 2016 and 2015, the Company received servicing fee income in the amount of $2.3 million, $1.7 million and $1.3 million, respectively, which are included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2017, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.7% to 11.7% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 180. At December 31, 2016, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.5% to 11.5% and the PSA Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 166.
Mortgage servicing rights (“MSRs”) are included in other assets in the Consolidated Statements of Condition. Changes in the fair value of MSRs are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes MSRs capitalized along with related fair value adjustments for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$10,104	$7,074	$4,729
Change in fair value recognized in income	(1,791)	567	(586)
Issuances/additions	3,420	2,463	2,931
Balance at end of year	$11,733	$10,104	$7,074

Note 8.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2017 and 2016 are summarized as follows:

	At December 31,		Estimated Useful Life
	2017	2016
	(In thousands)
Land and improvements	$964	$964	up to 15 years
Buildings	38,294	39,809	10 - 39.5 years
Furniture and equipment	36,867	29,310	3 - 10 years
Leasehold improvements	25,175	9,838	5 - 10 years
Assets under capitalized leases	3,869	4,151	5 - 10 years
	105,169	84,072
Accumulated depreciation and amortization	(37,661)	(32,315)
Premises and equipment, net	$67,508	$51,757
Depreciation and amortization expense was $5.9 million, $5.5 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 9.	OTHER ASSETS
The components of other assets at December 31, 2017 and 2016 are summarized below:

	At December 31,
	2017	2016
	(In thousands)
Current income tax receivable	$5,705	$237
Partnership investments	38,160	31,271
Mortgage servicing rights	11,733	10,104
Derivative assets	11,741	11,734
Other real estate owned	2,154	1,890
Receivable on surrendered BOLI policies	26,713	—
Prepaid expenses	4,521	5,112
Other	4,866	4,738
Total other assets	$105,593	$65,086

Note 10.	DEPOSITS
Deposits at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Demand and NOW	$1,573,404	$1,206,722
Regular savings	504,115	518,820
Money markets	1,325,754	1,222,952
Time deposits	1,794,948	1,762,678
Total deposits	$5,198,221	$4,711,172
Time deposits in denominations of $250,000 or more were $529.1 million and $474.0 million as of December 31, 2017 and 2016, respectively.

Contractual maturities of time deposits as of December 31, 2017 are summarized below:

December 31, 2017
(In thousands)
2018	$1,225,234
2019	435,867
2020	95,472
2021	22,938
2022	15,437
$1,794,948
Included in time deposits are brokered deposits which amounted to $259.1 million and $215.7 million at December 31, 2017 and 2016, respectively. Included in money market deposits at December 31, 2017 and 2016 are brokered deposits of $389.1 million and $367.4 million, respectively.

Note 11.	BORROWINGS
Federal Home Loan Bank Advances
Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2017 and 2016 are summarized below:

	December 31, 2017		December 31, 2016
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2017	$—	—%	$803,000	0.94%
2018	929,274	1.56	139,792	1.48
2019	75,000	1.76	20,000	1.45
2020	8,000	2.33	33,000	0.86
2021	—	—	30,000	0.59
2022	—	—	—	—
Thereafter	33,680	1.14	19,182	0.89
	$1,045,954	1.57%	$1,044,974	1.01%
The total carrying value of advances from the FHLBB at December 31, 2017 and 2016 was $1.05 billion, which includes a remaining fair value adjustment of $504,000 and $1.7 million, respectively, on advances acquired in the Merger. At December 31, 2017, two advances totaling $35.0 million with interest rates ranging from 0.99% to 3.75%, which are scheduled to mature between 2018 and 2032, are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $2.28 billion and $1.41 billion at December 31, 2017 and 2016, respectively.
In addition to the outstanding advances, the Company also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2017 and 2016. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2017, the Company could borrow immediately an additional $457.8 million from the FHLBB, inclusive of the line of credit.
The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. At December 31, 2017, the Company had $50.2 million in FHLBB capital stock.

Repurchase Agreements

The following table presents the Company’s outstanding borrowings, and related collateral, under repurchase agreements as of December 31, 2017 and 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(Dollars in thousands)
December 31, 2017
Repurchase Agreements
U.S. Treasury and agency securities	$14,591	$10,000	$10,000	$—	$34,591

December 31, 2016
Repurchase Agreements
U.S. Treasury and agency securities	$18,897	$—	$20,000	$—	$38,897
As of both December 31, 2017 and 2016, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million. The outstanding advances at December 31, 2017 and 2016 consisted of two individual borrowings with remaining terms of 3 years or less and a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $23.0 million and $23.8 million as collateral for these borrowings at December 31, 2017 and 2016, respectively.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury and Agency securities. As of December 31, 2017, retail repurchase agreements totaled $14.6 million. The Company had $18.9 million of retail repurchase agreements at December 31, 2016. The Company pledged investment securities with a market value of $28.8 million and $28.5 million as collateral for these borrowings at December 31, 2017 and 2016, respectively.
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
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company has used the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The carrying value, net of issuance costs, totaled $74.1 million and $74.0 million at December 31, 2017 and 2016, respectively.
The Company assumed junior subordinated debt as a result of the Merger in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.9 million and $2.0 million at December 31, 2017 and 2016, respectively. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2017 was 1.69%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Other Borrowings
The Company has capital lease obligations for three of its leased banking branches, which were acquired in the Merger. At December 31, 2017, the balance of capital lease obligations totaled $4.0 million. See Note 8 in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $389.1 million at a cost of 1.32% at December 31, 2017 and $367.4 million at a cost of 0.58% at December 31, 2016. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at December 31, 2017.

Note 12.	INCOME TAXES
The components of the income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(In thousands)
Current tax provision (benefit):
Federal	$(1,289)	$6,262	$1,302
State	994	2,202	1,345
Total current	(295)	8,464	2,647
Deferred tax provision (benefit):
Federal	9,518	(3,698)	3,275
State	1,421	(654)	307
Effect of tax rate change due to tax reform	1,399	—	—
Total deferred	12,338	(4,352)	3,582
Total income tax expense	$12,043	$4,112	$6,229
For the years ended December 31, 2017, 2016 and 2015, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Provision for income tax at statutory rate	$23,332	$18,820	$19,554
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,298	1,006	1,074
Increase in cash surrender value of bank-owned life insurance	(1,912)	(1,188)	(1,266)
Dividend received deduction	(179)	(544)	(471)
Tax exempt interest net of disallowed interest expense	(4,778)	(3,726)	(3,826)
Employee Stock Ownership Plan	60	28	25
Excess parachute payments	—	—	442
Investment tax credits	(9,581)	(10,541)	(8,649)
Effect of tax rate change due to tax reform	1,399	—	—
Gain on surrender of BOLI	2,377	—	—
Other, net	27	257	(654)
Total provision for income taxes	$12,043	$4,112	$6,229

Effective income tax rate	18.1%	7.6%	11.1%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Loans	$12,939	$17,980
Investment security losses	54	97
Net unrealized losses on securities available for sale	2,160	4,816
Net unrealized losses on interest rate swaps	511	1,254
Pension, deferred compensation and post-retirement liabilities	2,228	3,010
Stock incentive award plan	1,251	1,939
Deposits - purchase accounting adjustment	54	369
Accrued expenses	—	8,799
Tax attributes - tax credits and net operating losses	23,489	7,938
Other	1,773	3,715
Gross deferred tax assets	44,459	49,917
Valuation allowance	(565)	(2,594)
Gross deferred tax assets, net of valuation allowance	43,894	47,323

Deferred tax liabilities:
Other purchase accounting adjustments	(1,583)	(2,542)
Partnerships	(12,251)	(4,819)
Deferred loan origination fees	(4,070)	—
Other	(334)	—
Gross deferred tax liabilities	(18,238)	(7,361)
Net deferred tax asset	$25,656	$39,962
The Company assesses the realizability of our deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Based upon the level of available historical taxable income, projections for the Company’s future taxable income over the periods which the Company’s deferred tax assets are realizable, the Company believes it is more likely than not that it will realize the full federal benefit of these deductible differences at December 31, 2017 and 2016.
Net operating losses may be carried back to the preceding two taxable years for Federal income tax purposes and forward to the succeeding 20 taxable years for Federal and Connecticut state income tax purposes, subject to certain limitations. At December 31, 2017, the Company had net operating loss carryforwards of $1.2 million for Federal income tax purposes, which will begin to expire in 2023. These losses, subject to an annual limitation, were obtained through the acquisition of Legacy United Bank. As of December 31, 2017 and 2016, the Company had a valuation allowance of $565,000 and $2.6 million, respectively, against its state deferred tax asset absent net operating loss carryforwards, in connection with the creation of a Connecticut Passive Investment Company pursuant to legislation enacted in 1998. As of December 31, 2017 and 2016, the Company had $201.6 million and $197.5 million, respectively, in Connecticut net operating loss carryforwards that will begin to expire in 2023 and for which a 100% valuation allowance has been established. Under the Passive Investment Company legislation, Connecticut Passive Investment Companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. The change in the valuation allowance was recognized through the effective tax rate.
As of December 31, 2017, the Company generated Federal and State tax credits of $11.6 million as compared to $12.5 million in Federal and State tax credits in 2016. These investment tax credits arose from either the acquisition of Legacy United

Bank or through direct investment. These credit benefits are recognized through the effective tax rate in the year in which they are generated.
Retained earnings at December 31, 2017 includes a contingency reserve for loan losses of approximately $3.8 million, which represents the tax positions that existed at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $827,000 at December 31, 2017 have not been recognized.
As of December 31, 2017 and 2016, there were $688,000 and $497,000, respectively, recorded in uncertain tax benefit positions related to federal and state income tax matters based upon tax positions that related to the current year. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 and after.
On December 22, 2017, the Tax Act was enacted resulting in, amongst other tax reform items, a reduction in the Company's applicable U.S. Federal corporate tax rate from 35% to 21%. As a result of this rate reduction and changes in other provisions of the new law, the Company incurred a provisional adjustment of $1.8 million of additional tax expense as of December 31, 2017. The impact of tax reform is based upon reasonable estimates of new current and deferred taxes based on certain provisions within the Tax Act. Additionally, the impact is the result of adjustments to current and deferred taxes that existed prior to the Tax Act's enactment date.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. The Company anticipates an immaterial impact for tax reform upon completion of the Company’s tax return for the 2017 tax year as a result of estimates related to accrued expenses and partnership investments.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2017 and 2016 is as follows:

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Net
			Received		Paid
	(In thousands)	(In years)					(In thousands)
December 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.88	TBD	(1)	2.45%		$(292)
Interest rate swaps	175,000	4.57	1.35%		2.41%		(1,736)
Fair value hedges:
Interest rate swaps	10,000	0.47	1.00%		1.51%	(2)	(28)
Non-hedging derivatives:
Forward loan sale commitments	137,670	0.00					(92)
Derivative loan commitments	24,430	0.00					530
Interest rate swap	7,500	8.54					(615)
Loan level swaps - dealer (3)	603,447	7.31	3.25%		3.99%		(3,183)
Loan level swaps - borrowers (3)	603,447	7.31	3.99%		3.25%		3,174
Forward starting loan level swaps - dealer (3)	8,000	9.70	TBD	(4)	5.11%		105
Forward starting loan level swaps - borrower (3)	8,000	9.70	5.11%		TBD	(4)	(105)
Total	$1,627,494						$(2,242)
December 31, 2016
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.36	TBD	(1)	2.43%		$(483)
Interest rate swaps	240,000	3.24	0.91%		1.74%		(2,719)
Fair value hedges:
Interest rate swaps	35,000	0.72	1.04%		0.82%	(2)	1
Non-hedging derivatives:
Forward loan sale commitments	61,991	0.00					153
Derivative loan commitments	30,239	0.00					421
Interest rate swap	7,500	9.54					(660)
Loan level swaps - dealer (3)	468,417	7.75	2.42%		3.84%		(4,888)
Loan level swaps - borrowers (3)	468,417	7.75	3.84%		2.42%		4,869
Total	$1,411,564						$(3,306)

(1)
The receiver leg of the cash flow hedge is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedge is November 15, 2018.

(2)	The paying leg is one month LIBOR plus a fixed spread; above rate in effect as of December 31, 2017 and 2016, respectively.

(3)
The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

(4)
The floating leg of the forward starting loan level hedge is indexed to the one month USD-LIBOR-BBA, as determined one London banking day prior to the tenth day of each calendar month, commencing with the effective trade date on September 10, 2020.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $993,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2017, the Company had seven outstanding interest rate swaps with a notional value of $225.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2017, the amount recognized as interest expense related to hedge ineffectiveness was $19,000. During the year ended December 31, 2016, the amount recognized as interest expense related to hedge ineffectiveness was negligible.
As of December 31, 2017, the Company had one outstanding interest rate swap with a notional of $10.0 million that was designated as a fair value hedge of interest rate risk.
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
As of December 31, 2017, the Company had 87 borrower-facing interest rate swaps with an aggregate notional amount of $603.4 million and 87 broker-facing interest rate swaps also with an aggregate notional value amount of $603.4 million related to this program.
As of December 31, 2017, the Company had five risk participation agreements with three counterparties related to a loan level interest rate swap with five of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Two agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparties. At December 31, 2017, the notional amount of these risk participation agreements was $13.0 million, reflecting the counterparties participation of 34.3%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At December 31, 2017, the notional amount of the remaining three risk participation agreements was $24.8 million, reflecting the counterparty participation level of 36.7%.
Forward Starting Loan Level Swaps
As of December 31, 2017, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with an aggregate notional amount of $8.0 million related to this program. This swap is related to the permanent financing of a project that is currently in the construction phase.
Mortgage Servicing Rights Interest Rate Swap
As of December 31, 2017, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the income statement.
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
Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Company utilizes To Be Announced (“TBA”) as well as cash (“mandatory delivery” and “best efforts”) forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from loans held for sale and the exercise of the derivative loan commitments.
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
Fair Values of Derivative Instruments on the Company’s Consolidated Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2017 and 2016:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2017	Dec 31, 2016	Balance Sheet Location	Dec 31, 2017	Dec 31, 2016
		(In thousands)			(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedges	Other Assets	$36	$246	Other Liabilities	$2,064	$3,448
Interest rate swap - fair value hedges	Other Assets	—	18	Other Liabilities	28	17
Total derivatives designated as hedging instruments		$36	$264		$2,092	$3,465

Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$12	$204	Other Liabilities	$104	$51
Derivative loan commitments	Other Assets	530	421		—	—
Interest rate swap		—	—	Other Liabilities	615	660
Interest rate swap - with customers	Other Assets	7,117	7,864	Other Liabilities	3,943	2,995
Interest rate swap - with counterparties	Other Assets	3,941	2,981	Other Liabilities	7,124	7,869
Forward starting loan level swap	Other Assets	105	—	Other Liabilities	105	—
Total derivatives not designated as hedging		$11,705	$11,470		$11,891	$11,575
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity designated as hedging instruments for the years ended December 31, 2017, 2016 and 2015:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Interest Rate Swaps	$(313)	$(1,472)	$(3,108)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Loss Reclassified from AOCI into Income (Effective Portion) For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Interest Rate Swaps	$(1,487)	$(2,362)	$(12)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Years Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss) Recognized in Income
		2017	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$(29)	$(23)	$106

		Amount of Gain (Loss) Recognized in Income on Hedged Items For the Years Ended December 31,
		2017	2016	2015
		(In thousands)
Interest Rate Swaps	Interest income	$(30)	$25	$(106)

The table below presents the effect of derivative instruments in the Company’s Consolidated Statements of Net Income for derivatives not designated as hedging instruments for the years ended December 31, 2017, 2016 and 2015:

	Amount of Gain (Loss) Recognized for the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$109	$198	$10
Mortgage servicing rights derivative	45	—	—
Forward loan sale commitments	(245)	166	(1)
Interest rate swaps	10	(772)	231
	$(81)	$(408)	$240
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
As of December 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.6 million. As of December 31, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $221.3 million against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

Loans Held for Sale: The Company has elected the fair value option for its portfolio of residential real estate and government mortgage loans held for sale to reduce certain timing differences and better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $113.2 million and $61.9 million at December 31, 2017 and 2016, respectively. The aggregate fair value of these loans as of the same dates was $114.1 million and $62.5 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at December 31, 2017 and 2016.
Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Mortgage loans held for sale	$1,401	$(192)	$(50)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2017 and 2016.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$235,479	$—	$235,479	$—
Government-sponsored residential collateralized debt obligations	133,112	—	133,112	—
Government-sponsored commercial mortgage-backed securities	33,255	—	33,255	—
Government-sponsored commercial collateralized debt obligations	147,242	—	147,242	—
Asset-backed securities	167,139	—	—	167,139
Corporate debt securities	89,136	—	89,136	—
Obligations of states and political subdivisions	245,007	—	245,007	—
Marketable equity securities	417	417	—	—
Total available for sale securities	$1,050,787	$417	$883,231	$167,139
Mortgage loan derivative assets	$542	$—	$542	$—
Mortgage loan derivative liabilities	104	—	104	—
Loans held for sale	114,073	—	114,073	—
Mortgage servicing rights	11,733	—	—	11,733
Interest rate swap assets	11,199	—	11,199	—
Interest rate swap liabilities	13,879	—	13,879	—

December 31, 2016
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$179,548	$—	$179,548	$—
Government-sponsored residential collateralized debt obligations	183,260	—	183,260	—
Government-sponsored commercial mortgage-backed securities	26,530	—	26,530	—
Government-sponsored commercial collateralized debt obligations	162,927	—	162,927	—
Asset-backed securities	166,967	—	13,087	153,880
Corporate debt securities	75,015	—	73,423	1,592
Obligations of states and political subdivisions	216,376	—	216,376	—
Marketable equity securities	32,788	375	32,413	—
Total available for sale securities	$1,043,411	$375	$887,564	$155,472
Mortgage loan derivative assets	$625	$—	$625	$—
Mortgage loan derivative liabilities	51	—	51	—
Loans held for sale	62,517	—	62,517	—
Mortgage servicing rights	10,104	—	—	10,104
Interest rate swap assets	11,109	—	11,109	—
Interest rate swap liabilities	14,989	—	14,989	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Balance of available for sale securities, at beginning of period	$155,472	$146,070
Purchases	14,030	6,857
Principal payments and net accretion	(3,108)	(1,030)
Total realized gains (losses) on sales included in income	191	(143)
Total unrealized gains included in other comprehensive income	554	3,718
Balance at end of period	$167,139	$155,472

Balance of mortgage servicing rights at beginning of period	$10,104	$7,074
Issuances	3,420	2,463
Change in fair value recognized in income	(1,791)	567
Balance at end of period	$11,733	$10,104
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
At December 31, 2016 the Company held one pooled trust preferred security which was subsequently sold in 2017. The security’s fair value was based on unobservable issuer-provided financial information and discounted cash flow models derived from the underlying structured pool and therefore was classified as Level 3.
Loans Held for Sale: The fair value of residential and government mortgage loans held for sale is estimated using quoted market prices for loans with similar characteristics provided by government-sponsored entities. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. The Company has determined that loans held for sale are classified in Level 2 of the valuation hierarchy.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at December 31, 2017:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$167,139	Discounted Cash Flow	Discount Rates	2.8% - 6.8% (3.98%)
			Cumulative Default %	3.8% - 15.2% (10.25%)
			Loss Given Default	1.1% - 5.3% (3.20%)

Mortgage servicing rights	$11,733	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.66%)
			Cost to Service	$50 - $110 ($64.19)
			Float Earnings Rate	0.25% (0.25%)
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
Other significant unobservable inputs to the fair value measurement of MSRs include cost to service, an input that is not as simple as taking total costs and dividing by a number of loans.  It is a figure informed by marginal cost and pricing for MSRs by competing firms, taking other assumptions into consideration.  It is different for different loan types.  There is an inverse correlation between the cost to service and the fair value measurement.  When the cost assumption increase, the fair value decreases.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2017 and 2016 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017
Impaired loans	$4,488	$—	$—	$4,488
Other real estate owned	2,154	—	—	2,154
Total	$6,642	$—	$—	$6,642

December 31, 2016
Impaired loans	$5,100	$—	$—	$5,100
Other real estate owned	1,890	—	—	1,890
Total	$6,990	$—	$—	$6,990
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
Gains (losses) on assets recorded at fair value at year-end on a non-recurring basis are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Impaired loans	$121	$(541)	$(274)
Other real estate owned	(255)	(126)	(118)
Total	$(134)	$(667)	$(392)
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

As of December 31, 2017 and 2016, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$88,668	$88,668	$—	$—	$88,668
Available for sale securities	1,050,787	417	883,231	167,139	1,050,787
Held to maturity securities	13,598	—	14,300	—	14,300
Loans held for sale	114,073	—	114,073	—	114,073
Loans receivable-net	5,307,678	—	—	5,297,381	5,297,381
FHLBB stock	50,194	—	—	50,194	50,194
Accrued interest receivable	22,332	—	—	22,332	22,332
Derivative assets	11,741	—	11,741	—	11,741
Mortgage servicing rights	11,733	—	—	11,733	11,733
Financial liabilities:
Deposits	5,198,221	—	—	5,191,159	5,191,159
Mortgagors’ and investors’ escrow accounts	7,545	—	—	7,545	7,545
FHLBB advances and other borrowings	1,165,054	—	1,200,453	—	1,200,453
Derivative liabilities	13,983	—	13,983	—	13,983

December 31, 2016
Financial assets:
Cash and cash equivalents	$90,944	$90,944	$—	$—	$90,944
Available for sale securities	1,043,411	375	887,564	155,472	1,043,411
Held to maturity securities	14,038	—	14,829	—	14,829
Loans held for sale	62,517	—	62,517	—	62,517
Loans receivable-net	4,870,552	—	—	4,895,638	4,895,638
FHLBB stock	53,476	—	—	53,476	53,476
Accrued interest receivable	18,771	—	—	18,771	18,771
Derivative assets	11,734	—	11,734	—	11,734
Mortgage servicing rights	10,104	—	—	10,104	10,104
Financial liabilities:
Deposits	4,711,172	—	—	4,711,774	4,711,774
Mortgagors’ and investors’ escrow accounts	13,354	—	—	13,354	13,354
FHLBB advances and other borrowings	1,169,619	—	1,167,066	—	1,167,066
Derivative liabilities	15,040	—	15,040	—	15,040
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
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of December 31, 2017, 2,520,877 shares remained available for future grants under the 2015 Plan.
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $2.7 million with a related tax benefit recorded of $595,000 for the year ended December 31, 2017. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $400,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $2.3 million.
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
Total employee and Director share-based compensation expense recognized for stock options and restricted stock was $1.1 million, with a related tax benefit recorded of $388,000 for the year ended December 31, 2015. Of the total expense, the amount for Director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $252,000, the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $707,000, and merger and acquisition expense recognized (in the Consolidated Statements of Net Income as non-interest expense) was $117,000 due to acceleration of vesting as a result of an executive officer exercising a merger related change in control agreement.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.

Stock Options:
The following table presents the activity related to the Company’s stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the year ended December 31, 2017:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,936,453	$11.21
Granted	—	—
Exercised	(240,638)	10.26		1.8
Forfeited, expired, or canceled	(820)	13.73
Outstanding at December 31, 2017	1,694,995	$11.34	4.3	$10.7
Stock options vested and exercisable at December 31, 2017	1,675,712	$11.32	4.3	$10.6
As of December 31, 2017, the unrecognized cost related to outstanding stock options was $27,000 and will be recognized over a weighted-average period of 1.46 years.
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
There were no stock options granted in 2017 or 2016.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the year ended December 31, 2017.
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the year ended December 31, 2017, the Company issued 155,180 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees.
The following table presents the activity for unvested restricted stock for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	438,806	$14.23
Granted	155,180	18.15
Vested	(159,744)	14.56
Forfeited	(9,242)	13.71
Unvested as of December 31, 2017	425,000	$15.55
The fair value of restricted shares that vested during the years ended December 31, 2017, 2016 and 2015 was $2.8 million, $1.5 million, and $780,000, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $18.15, $15.61 and $13.08, respectively.
As of December 31, 2017, there was $4.9 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.
Of the remaining unvested restricted stock, 207,262 shares will vest in 2018, 137,190 shares will vest in 2019, 75,474 shares will vest in 2020, and 5,074 will vest in 2021. All unvested restricted stock shares are expected to vest.

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
As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 5.50% as of December 31, 2017. As of December 31, 2017, the outstanding balance for the loan was $6.0 million, with a remaining term of 23 years. Principal payments of $1.0 million have been made on the loan since inception. Dividends paid in 2017 totaling $263,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
The total ESOP expense was $400,000, $308,000 and $299,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there were 159,692 allocated and 524,703 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $9.3 million.
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

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plan and post-retirement benefit plans for the years ended December 31, 2017, 2016 and 2015:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands )
Change in Benefit Obligation:
Benefit obligation at beginning of year	$28,475	$27,115	$30,571	$1,000	$929	$1,368	$2,041	$1,841	$2,218
Service cost	—	—	60	24	22	24	21	13	23
Interest cost	1,162	1,186	1,162	39	39	40	79	76	80
Plan participants’ contributions	—	—	—	—	—	—	28	27	28
Actuarial loss (gain)	2,379	1,088	(3,821)	72	37	(79)	(10)	180	(413)
Benefits paid and administration expenses	(971)	(914)	(857)	(33)	(27)	(31)	(100)	(96)	(95)
Curtailments, settlements, special termination benefits	—	—	—	—	—	(393)	—	—	—
Benefit obligation at end of year	$31,045	$28,475	$27,115	$1,102	$1,000	$929	$2,059	$2,041	$1,841
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,425	$25,240	$26,519	$—	$—	$—	$—	$—	$—
Actual return (loss) on plan assets	3,824	1,571	(422)	—	—	—	—	—	—
Employer contributions	625	528	—	33	27	424	72	69	67
Plan participants’ contributions	—	—	—	—	—	—	28	27	28
Benefits paid and administration expenses	(971)	(914)	(857)	(33)	(27)	(31)	(100)	(96)	(95)
Settlements	—	—	—	—	—	(393)	—	—	—
Fair value of plan assets at end of year	$29,903	$26,425	$25,240	$—	$—	$—	$—	$—	$—
Funded Status:
Underfunded status at end of year	$(1,142)	$(2,050)	$(1,875)	$(1,102)	$(1,000)	$(929)	$(2,059)	$(2,041)	$(1,841)
Amounts Recognized in the Consolidated Statements of Condition
Accrued expenses and other liabilities	$(1,142)	$(2,050)	$(1,875)	$(1,102)	$(1,000)	$(929)	$(2,059)	$(2,041)	$(1,841)

The components of accumulated other comprehensive loss related to pensions and other post-retirement benefits and related tax effects at December 31, 2017, 2016 and 2015 are summarized below:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands )
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$—	$—	$—	$71	$78	$85	$—	$—	$—
Net loss (gain)	7,285	7,696	7,050	187	117	79	35	45	(134)
Total accumulated other comprehensive loss (income)	7,285	7,696	7,050	258	195	164	35	45	(134)
Deferred tax (asset) liability	(2,625)	(2,773)	(2,540)	(93)	(70)	(59)	(12)	(16)	48
Net impact on accumulated other comprehensive loss	$4,660	$4,923	$4,510	$165	$125	$105	$23	$29	$(86)
The following table sets forth the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss) for the retirement plans for the years ended December 31, 2017, 2016 and 2015:

	Qualified Pension Plan			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$60	$24	$22	$24	$21	$13	$23
Interest cost	1,162	1,186	1,162	39	39	40	79	76	80
Expected return on plan assets	(1,603)	(1,624)	(1,824)	—	—	—	—	—	—
Amortization of net actuarial losses	569	495	738	2	—	3	—	—	18
Amortization of prior service cost	—	—	—	7	7	7	—	—	—
Settlement charge	—	—	—	—	—	39	—	—	—
Net periodic benefit cost	128	57	136	72	68	113	100	89	121

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	158	1,140	(1,574)	72	37	(80)	(10)	180	(413)
Amortization of net loss	(569)	(495)	(738)	(2)	—	(3)	—	—	(18)
Amortization of prior service cost	—	—	—	(7)	(7)	(7)	—	—	—
Loss recognized due to settlement	—	—	—	—	—	(39)	—	—	—
Total recognized in other comprehensive income (loss)	(411)	645	(2,312)	63	30	(129)	(10)	180	(431)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(283)	$702	$(2,176)	$135	$98	$(16)	$90	$269	$(310)
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2018 are $486,000, $14,000 and $0 for the qualified pension plan, supplemental executive retirement plan and other post-retirement benefits plan, respectively.

Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.60%	4.15%	3.50%	4.00%	3.50%	4.00%
Expected return on plan assets	6.50%	6.50%	—%	—%	—%	—%
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31, follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.45%	3.85%	4.00%	4.30%	3.70%	4.00%	4.25%	3.70%
Expected return on plan assets	6.50%	7.00%	7.00%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	4.00%	4.00%	4.00%	4.00%	4.00%
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $2.1 million and $2.0 million as of December 31, 2017 and 2016, respectively.
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
The discount rate assumption used to measure the post-retirement benefit obligations is set by reference to high-quality bond indices, as well as certain yield curves. The Principal Discount Yield Curve was used as a benchmark. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.
Assumed Healthcare Trend Rates
The Company’s accumulated other post-retirement benefit obligations take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 7% for Pre-65 & 6% for Post-65 at December 31, 2017. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$2,284	$1,871
Effect on total service and interest	102	81

Plan Assets
The fair value of major categories of pension plan assets as of December 31, 2017 and 2016 are as follows:

	Total Fair Value	Percent
	(In thousands)
December 31, 2017
Fixed income funds	$16,264	54%
Domestic equity funds	6,234	21
International equity funds	4,187	14
Hedge funds	2,909	10
Money market funds	309	1
Total	$29,903	100%

December 31, 2016
Fixed income funds	$10,255	39%
Domestic equity funds	8,124	31
International equity funds	5,125	19
Hedge funds	2,710	10
Money market funds	211	1
Total	$26,425	100%
All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2017 targeted allocation for fixed income, domestic equity securities, international equity securities, and hedge funds was 65%, 21%, 14% and 0%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.
Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
There were $625,000 in contributions to the Qualified Pension Plan in 2017 and $528,000 in contributions during 2016. The Company expects to make $1.5 million in contributions to the Qualified Pension Plan in 2018.

Estimated Future Benefit Payments
The benefit payments expected to be paid are as follows:

	Qualified Pension Plan	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
	(In thousands)
Years Ending December 31,
2018	$1,120	$41	$100
2019	1,220	41	110
2020	1,330	41	120
2021	1,360	41	120
2022	1,400	41	120
Years 2023-2027	7,470	325	590
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
The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2017 and 2016 was 114.3% and 114.8%, respectively, per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2017.
The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A $50,000 contribution, recorded as pension expense, was made in 2017, 2016, and 2015. The Company will make the future required contributions and incur applicable pension expense going forward.
401(k) Plan
The Company has a tax-qualified 401(k) plan for the benefit of its eligible employees. The Company matches 100% of the first 3% and 50% of the next 2% of each eligible employee’s pre-tax contributions based on eligible compensation. Participants are fully vested in all contributions.
For employees who have met the Plan’s age and service requirements, the Company may also make a discretionary contribution equal to a uniform percentage of eligible compensation per participant. The discretionary contribution may be made in stock or cash and may be directed to the Employee Stock Ownership portion of the plan. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
In connection with the pension plan being frozen at December 31, 2012, the Company provides additional transitional benefits to the impacted employees through the 401(k) Plan beginning January 1, 2013 for a five year period. These transitional benefits will no longer be paid after January 1, 2018.
The Company recorded expenses of $1.9 million, $1.7 million, and $2.1 million related to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% and a minimum leverage ratio of 4.0% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer is 1.25% as of December 31, 2017 and will increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.
As of December 31, 2017 and 2016, the notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank:
December 31, 2017
Total capital to risk weighted assets	$642,179	11.6%	$442,882	8.0%	$553,603	10.0%
Common equity tier 1 capital to risk weighted assets	593,155	10.7	249,458	4.5	360,328	6.5
Tier 1 capital to risk weighted assets	593,155	10.7	332,610	6.0	443,480	8.0
Tier 1 capital to total average assets	593,155	8.7	272,715	4.0	340,894	5.0

December 31, 2016
Total capital to risk weighted assets	$619,020	12.1%	$409,269	8.0%	$511,587	10.0%
Common equity tier 1 capital to risk weighted assets	574,632	11.2	230,879	4.5	333,492	6.5
Tier 1 capital to risk weighted assets	574,632	11.2	307,839	6.0	410,451	8.0
Tier 1 capital to total average assets	574,632	9.0	255,392	4.0	319,240	5.0

United Financial Bancorp, Inc.:
December 31, 2017
Total capital to risk weighted assets	$701,794	12.6%	$445,583	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	577,770	10.4	249,997	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	577,770	10.4	333,329	6.0	N/A	N/A
Tier 1 capital to total average assets	577,770	8.4	275,129	4.0	N/A	N/A

December 31, 2016
Total capital to risk weighted assets	$668,816	13.0%	$411,579	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	549,428	10.7	231,068	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	549,428	10.7	308,090	6.0	N/A	N/A
Tier 1 capital to total average assets	549,428	8.6	255,548	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2017 and 2016, $108.3 million and $79.8 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31,
	2017	2016
	(In thousands)
Total consolidated equity	$693,328	$655,866
Adjustments:
Additional Bank-only equity	20,081	26,119
Accumulated other comprehensive loss	11,840	15,353
Disallowed goodwill and other intangible assets	(117,847)	(117,161)
Disallowed deferred tax assets	(11,398)	(3,327)
Other	(2,849)	(2,218)
Tier 1 capital	593,155	574,632
Allowance for loan losses and off-balance sheet credit losses	48,944	44,327
Unrealized gains on available-for-sale securities includible in total risk-based capital	80	61
Total risk-based capital	$642,179	$619,020

Note 18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
	2017	2016
Benefit plans:
Unrecognized net actuarial loss	$(7,578)	$(7,936)
Tax effect	2,730	2,859
Net-of-tax amount	(4,848)	(5,077)
Securities available for sale:
Net unrealized loss	(8,896)	(12,845)
Tax effect	3,201	4,617
Net-of-tax amount	(5,695)	(8,228)
Interest rate swaps:
Net unrealized loss	(2,028)	(3,202)
Tax effect	731	1,154
Net-of-tax amount	(1,297)	(2,048)
	$(11,840)	$(15,353)

Note 19.	NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(In thousands, except share data)	2017	2016	2015
Net income	$54,618	$49,661	$49,640
Adjusted weighted-average common shares outstanding	50,820,019	50,290,934	49,495,381
Less: average number of unvested ESOP award shares	536,948	559,785	582,574
Weighted-average basic shares outstanding	50,283,071	49,731,149	48,912,807
Dilutive effect of stock options	639,581	357,881	472,759
Weighted-average diluted shares	50,922,652	50,089,030	49,385,566
Net income per share:
Basic	$1.09	$1.00	$1.01
Diluted	$1.07	$0.99	$1.00
There were no anti-dilutive options for the year ended December 31, 2017. For the years ending December 31, 2016 and 2015, the weighted-average number of anti-dilutive stock options excluded from the diluted net income per share calculation were 258,000 and 638,000, respectively. Stock options were anti-dilutive because the strike price was greater than the average fair value of the Company’s common stock for the periods presented.

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
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2017:

(In thousands)
2018	$5,200
2019	5,767
2020	6,296
2021	6,091
2022	5,591
Thereafter	39,742
$68,687
Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $5.3 million, $4.6 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rents receivable under the non-cancelable leases are as follows as of December 31, 2017:

(In thousands)
2018	$862
2019	989
2020	1,004
2021	796
2022	295
$3,946
Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $573,000, $553,000 and $490,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal Matters:    The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of December 31, 2017.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$110,664	$197,070
Undisbursed construction loans	136,149	90,149
Undisbursed home equity lines of credit	412,484	364,421
Undisbursed commercial lines of credit	412,547	382,018
Standby letters of credit	14,680	13,588
Unused credit card lines	16,084	12,327
Unused checking overdraft lines of credit	1,544	1,465
Total	$1,104,152	$1,061,038
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

Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $38.2 million at December 31, 2017 and is included in other assets in the Consolidated Statement of Condition. At December 31, 2017, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $12.2 million, which constitutes our maximum potential obligation to these partnerships.

Note 21.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)
The Company’s quarterly results of operations were as follows:

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$61,727	$60,799	$58,562	$55,166	$53,621	$53,336	$51,621	$53,574
Interest expense	14,878	14,031	12,234	10,869	10,449	10,307	10,125	10,172
Net interest income	46,849	46,768	46,328	44,297	43,172	43,029	41,496	43,402
Provision for loan losses	2,250	2,566	2,292	2,288	3,359	3,766	3,624	2,688
Net interest income after provision for loan losses	44,599	44,202	44,036	42,009	39,813	39,263	37,872	40,714
Non-interest income	7,346	8,073	9,476	8,505	8,936	7,889	6,532	6,727
Other non-interest expense	37,002	34,909	34,979	34,695	33,293	32,236	34,681	33,763
Income before income taxes	14,943	17,366	18,533	15,819	15,456	14,916	9,723	13,678
Provision for income taxes	5,442	2,175	2,333	2,093	906	757	665	1,784
Net income	$9,501	$15,191	$16,200	$13,726	$14,550	$14,159	$9,058	$11,894

Earnings per share:
Basic	$0.19	$0.30	$0.32	$0.27	$0.29	$0.28	$0.18	$0.24
Diluted	$0.19	$0.30	$0.32	$0.27	$0.29	$0.28	$0.18	$0.24
Stock Price (per share):
High	$19.35	$18.50	$18.29	$18.66	$18.49	$14.16	$13.51	$12.81
Low	$17.09	$16.27	$15.84	$15.75	$13.51	$12.64	$12.16	$10.28

The fourth quarter of 2017 was significantly impacted by the Tax Act, resulting in a $2.8 million negative net income impact, of which, $1.6 million flowed directly through the provision for income taxes. The quarter was also impacted by accelerated lease expense recognized on a property that the Company no longer occupies, causing an increase in non-interest expense as compared to previous quarters as well as the Company’s move to it’s new headquarters in Hartford, CT.
The second quarter of 2016 was significantly impacted by the Company’s announced reorganization plan which included $1.4 million of severance costs.

Note 22.	PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s Condensed Statements of Condition as of December 31, 2017 and 2016 and Condensed Statements of Net Income and Cash Flows for the years ended December 31, 2017, 2016 and 2015 which should be read in conjunction with the Consolidated Financial Statements and related notes:
Condensed Statements of Condition

	At December 31,
	2017	2016
	(In thousands)
Assets:
Cash and due from banks	$24,365	$16,567
Investment in United Bank	713,409	681,985
Due from United Bank	13,101	11,405
Other assets	24,210	27,308
Total Assets	$775,085	$737,265
Liabilities and Stockholders’ Equity:
Subordinated debentures	$79,956	$79,716
Accrued expenses and other liabilities	1,801	1,683
Stockholders’ equity	693,328	655,866
Total Liabilities and Stockholders’ Equity	$775,085	$737,265
Condensed Statements of Net Income

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Interest and dividend income on investments	$25	$159	$103
Interest expense on subordinated debentures	(4,794)	(4,738)	(4,682)
Net interest expense	(4,769)	(4,579)	(4,579)
Non-interest income	830	—	434
General and administrative expense	(5,350)	(4,982)	(4,714)
Loss before tax benefit and equity in undistributed net loss of United Bank	(9,289)	(9,561)	(8,859)
Income tax benefit	3,987	3,338	3,094
Loss before equity in undistributed net income of United Bank	(5,302)	(6,223)	(5,765)
Equity in undistributed net income of United Bank	59,920	55,884	55,405
Net income	$54,618	$49,661	$49,640

Condensed Statements of Cash Flows

	For the Years ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$54,618	$49,661	$49,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of purchase accounting marks, net	114	100	75
Amortization of subordinated debt issuance costs, net	126	127	127
Share-based compensation expense	2,699	2,252	1,076
ESOP expense	400	308	299
Undistributed income of United Bank	(59,920)	(55,884)	(55,405)
Deferred tax provision	7,166	4,237	188
Tax provision (benefit) of stock-based awards	—	(486)	317
Net change in:
Due from United Bank	(1,696)	(2,031)	6,491
Other assets	3,941	6,879	(32,849)
Accrued expenses and other liabilities	118	(19)	(53)
Net cash provided by (used in) operating activities	7,566	5,144	(30,094)
Cash flows from investing activities:
Dividends from United Bank	24,000	—	30,913
Net cash provided by investing activities	24,000	—	30,913
Cash flows from financing activities:
Common stock repurchased	(1,312)	—	(5,171)
Proceeds from the exercise of stock options	2,460	6,275	4,765
Cancellation of shares for tax withholding	(805)	(327)	(311)
Tax effects of share-based awards	—	486	(317)
Cash dividends paid on common stock	(24,111)	(23,836)	(22,479)
Net cash used in financing activities	(23,768)	(17,402)	(23,513)
Net increase (decrease) in cash and cash equivalents	7,798	(12,258)	(22,694)
Cash and cash equivalents — beginning of year	16,567	28,825	51,519
Cash and cash equivalents — end of year	$24,365	$16,567	$28,825
Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net	$4,574	$3,655	$(6,744)

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 73.
Item 9B.    Other Information
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2017.
Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2017.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2017.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2017.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2017.

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

3.2	The Bylaws, as amended and restated, filed herewith
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)

10.11.4
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank, and with William H.W. Crawford, IV dated November 20, 2017 (incorporated herein by reference to Exhibit 10.11.4 to the Current Report on the Company’s Form 8-K filed on November 21, 2017)

148

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948)

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

10.20	United Financial Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for the Company filed September 8, 2015)
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed August 5, 2016)

10.22
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and John J. Smith effective January 19, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 5, 2017)

14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

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
Chief Executive Officer and President

and

By:	/s/ Eric R. Newell
Eric R. Newell
Executive Vice President, Chief
Financial Officer and Treasurer
Date: February 28, 2018

150

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2018
William H.W. Crawford, IV

/s/ Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018
Eric R. Newell

/s/ Paula A. Aiello	Director	February 28, 2018
Paula A. Aiello

/s/ Michael A. Bars	Director	February 28, 2018
Michael A. Bars

/s/ Michael F. Crowley	Director	February 28, 2018
Michael F. Crowley

/s/ Kristen A. Johnson	Director	February 28, 2018
Kristen A. Johnson

/s/ Carol A. Leary	Director	February 28, 2018
Carol A. Leary

/s/ Raymond H. Lefurge, Jr.	Vice Chairman	February 28, 2018
Raymond H. Lefurge, Jr.

/s/ Kevin E. Ross	Director	February 28, 2018
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Chairman	February 28, 2018
Robert A. Stewart, Jr.

