Form 10-Q
period 2018-03-31
United Financial Bancorp, Inc.
filed 2018-05-04
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Asylum Street, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 50,991,638 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and due from banks	$45,332	$56,661
Short-term investments	23,910	32,007
Total cash and cash equivalents	69,242	88,668
Available-for-sale securities - at fair value	1,031,277	1,050,787
Held-to-maturity securities - at amortized cost	—	13,598
Loans held for sale	63,394	114,073
Loans receivable (net of allowance for loan losses of $47,915 at March 31, 2018 and $47,099 at December 31, 2017)	5,349,044	5,307,678
Federal Home Loan Bank of Boston stock	49,895	50,194
Accrued interest receivable	22,333	22,332
Deferred tax asset, net	28,710	25,656
Premises and equipment, net	67,619	67,508
Goodwill	115,281	115,281
Core deposit intangible	4,154	4,491
Cash surrender value of bank-owned life insurance	179,556	148,300
Other assets	88,169	105,593
Total assets	$7,068,674	$7,114,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$753,575	$778,576
Interest-bearing	4,528,935	4,419,645
Total deposits	5,282,510	5,198,221
Mortgagors’ and investors’ escrow accounts	11,096	7,545
Advances from the Federal Home Loan Bank	913,963	1,046,458
Other borrowings	116,772	118,596
Accrued expenses and other liabilities	51,333	50,011
Total liabilities	6,375,674	6,420,831

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 50,976,667 and 51,044,752 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively)	536,537	537,576
Additional paid-in capital	5,052	4,713
Unearned compensation - ESOP	(5,409)	(5,466)
Retained earnings	180,777	168,345
Accumulated other comprehensive loss, net of tax	(23,957)	(11,840)
Total stockholders’ equity	693,000	693,328
Total liabilities and stockholders’ equity	$7,068,674	$7,114,159

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$54,780	$46,493
Securities - taxable interest	5,498	5,510
Securities - non-taxable interest	2,429	2,254
Securities - dividends	637	808
Interest-bearing deposits	150	101
Total interest and dividend income	63,494	55,166
Interest expense:
Deposits	11,027	6,819
Borrowed funds	5,924	4,050
Total interest expense	16,951	10,869
Net interest income	46,543	44,297
Provision for loan losses	1,939	2,288
Net interest income after provision for loan losses	44,604	42,009
Non-interest income:
Service charges and fees	6,159	5,645
Gain on sales of securities, net	116	457
Income from mortgage banking activities	1,729	1,321
Bank-owned life insurance income	1,646	1,207
Net loss on limited partnership investments	(590)	(80)
Other income	229	182
Total non-interest income	9,289	8,732
Non-interest expense:
Salaries and employee benefits	21,198	19,730
Service bureau fees	2,218	2,330
Occupancy and equipment	4,949	4,469
Professional fees	1,164	1,309
Marketing and promotions	685	712
FDIC insurance assessments	739	679
Core deposit intangible amortization	337	385
Other	5,446	5,308
Total non-interest expense	36,736	34,922
Income before income taxes	17,157	15,819
Provision for income taxes	1,370	2,093
Net income	$15,787	$13,726

Net income per share:
Basic	$0.31	$0.27
Diluted	$0.31	$0.27
Weighted-average shares outstanding:
Basic	50,474,942	50,257,825
Diluted	50,996,596	50,935,382

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$15,787	$13,726
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains	(16,990)	3,980
Reclassification adjustment for gains realized in operations (1)	(116)	(457)
Net unrealized (losses) gains	(17,106)	3,523
Tax effect - benefit (expense)	3,933	(1,265)
Net-of-tax amount - securities available-for-sale	(13,173)	2,258
Interest rate swaps designated as cash flow hedges:
Unrealized gains	4,432	158
Reclassification adjustment for losses recognized in interest expense (2)	345	440
Net unrealized gains	4,777	598
Tax effect - expense	(1,052)	(215)
Net-of-tax amount - interest rate swaps	3,725	383
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	2	2
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	123	143
Net change in gains and prior service costs	125	145
Tax effect - expense	(27)	(52)
Net-of-tax amount - pension and post-retirement plans	98	93
Total other comprehensive (loss) income	(9,350)	2,734
Comprehensive income	$6,437	$16,460

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $26 and $165 for the three months ended March 31, 2018 and 2017, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2018 and 2017 was $76 and $159, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the three months ended March 31, 2018 and 2017 was $27 and $51, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328
Adoption of ASU No. 2016-01 (see Note 3)	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02 (see Note 10)	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	15,787	(9,350)	6,437
Common stock repurchased	(94,900)	(1,551)	—	—	—	—	(1,551)
Stock-based compensation expense	—	—	718	—	—	—	718
ESOP shares released or committed to be released	—	—	38	57	—	—	95
Shares issued for stock options exercised	22,808	365	(185)	—	—	—	180
Shares issued for restricted stock grants	8,763	147	(147)	—	—	—	—
Cancellation of shares for tax withholding	(4,756)	—	(85)	—	—	—	(85)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,122)	—	(6,122)
Balance at March 31, 2018	50,976,667	$536,537	$5,052	$(5,409)	$180,777	$(23,957)	$693,000

Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	13,726	2,734	16,460
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	697	—	—	—	697
ESOP shares released or committed to be released	—	—	44	57	—	—	101
Shares issued for stock options exercised and SARs	38,068	694	(318)	—	—	—	376
Shares issued for restricted stock grants	2,517	45	(45)	—	—	—	—
Cancellation of shares for tax withholding	(9,035)	—	(107)	—	—	—	(107)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,098)	—	(6,098)
Balance at March 31, 2017	50,738,221	$531,275	$7,498	$(5,637)	$145,466	$(12,619)	$665,983

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$15,787	$13,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	1,205	994
Amortization of intangible assets and purchase accounting marks, net	305	409
Amortization of subordinated debt issuance costs	32	32
Stock-based compensation expense	718	697
ESOP expense	95	101
Provision for loan losses	1,939	2,288
Gains on sales of securities, net	(116)	(457)
Net unrealized loss on marketable equity securities	24	—
Loans originated for sale	(49,220)	(76,340)
Principal balance of loans sold	99,899	51,826
Increase in mortgage servicing asset	(1,600)	(180)
Gain on sales of other real estate owned	(13)	(27)
Net change in mortgage banking fair value adjustments	1,488	(626)
Loss on disposal of equipment	68	20
Write-downs of other real estate owned	101	32
Depreciation and amortization of premises and equipment	1,863	1,391
Net loss on limited partnership investments	590	80
Deferred income tax (benefit) expense	(200)	1,390
Increase in cash surrender value of bank-owned life insurance	(1,420)	(1,199)
Income recognized from death benefits on bank-owned life insurance	(226)	(8)
Net change in:
Deferred loan fees and premiums	70	(1,637)
Accrued interest receivable	(1)	(355)
Other assets	(3,061)	(6,425)
Accrued expenses and other liabilities	1,445	(58)
Net cash provided by (used in) operating activities	69,772	(14,326)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	58,676	130,630
Proceeds from calls and maturities of available-for-sale securities	18,250	31,489
Principal payments on available-for-sale securities	18,412	16,927
Principal payments on held-to-maturity securities	—	92
Purchases of available-for-sale securities	(80,660)	(209,197)
Redemption of FHLBB and other restricted stock	2,634	2,512
Purchase of FHLBB stock	(2,335)	(126)
Proceeds from sale of other real estate owned	829	340
Purchases of loans	(61,570)	(16,955)
Loan originations, net of principal repayments	15,906	(27,290)
Proceeds from bank-owned life insurance death benefits	368	—
Purchases of bank-owned life insurance	(30,000)	—
Proceeds from redemption of bank-owned life insurance	26,292	—
Purchases of premises and equipment	(2,061)	(1,190)
Proceeds from sales of equipment	—	224
Net cash used in investing activities	(35,259)	(72,544)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net decrease in non-interest-bearing deposits	(25,001)	(17,534)
Net increase in interest-bearing deposits	109,351	96,916
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	3,551	(2,429)
Net decrease in short-term FHLBB advances	(132,000)	(62,000)
Repayments of long-term FHLBB advances	(385)	(378)
Proceeds from long-term FHLBB advances	—	25,000
Net change in other borrowings	(1,877)	48,152
Proceeds from exercise of stock options	180	376
Common stock repurchased	(1,551)	(1,312)
Cancellation of shares for tax withholding	(85)	(107)
Cash dividend paid on common stock	(6,122)	(6,098)
Net cash provided by financing activities	(53,939)	80,586
Net decrease in cash and cash equivalents	(19,426)	(6,284)
Cash and cash equivalents, beginning of period	88,668	90,944
Cash and cash equivalents, end of period	$69,242	$84,660

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$15,446	$10,385
Income taxes, net	401	2,740
Transfer of loans to other real estate owned	698	241
Change in due to broker, investment purchases	6	(6)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Hartford, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 53 banking offices, its commercial loan production offices, its mortgage loan production offices, 64 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2017 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
Reclassifications
Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2018 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents.
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

Note 2.	Recent Accounting Pronouncements
Recently Adopted Accounting Principles Previously Disclosed
Effective January 1, 2018, the following list identifies Account Standards Updates (“ASUs”) adopted by the Company:

•	ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606)

•	ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-210): Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

•	ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•	ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU No. 2017-09, Compensation, Stock Compensation (Topic 718): Scope of Modified Accounting

•	ASU No. 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

•	ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The adoption of these accounting standards did not have a material impact on the Company’s financial statements.
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Receivables
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds will be amortized to the bond’s earliest call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of March 31, 2018, this ASU is expected to have an impact of reducing premiums on callable debt securities by approximately $9.6 million (pre-tax), with the offset being a reduction in retained earnings upon initial adoption.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are U.S. Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this Update may be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.  The Company is evaluating the provisions of ASU 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements which is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has implemented a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and the Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. Additionally, the committee has identified and is in the process of testing a third-party software solution and has engaged outside consultants to aide in education and process development for estimating expected losses under the new guidance.
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which introduces a lessee model that requires most leases to be recognized on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. It is required that entities recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. As of March 31, 2018, the Company’s future minimum lease commitments totaled $68.1 million. The Company has established a working group which includes the Director of Accounting, Director of Tax and Accounting Policy and the Controller in order to assess the impact of the requirements of the new guidance, however, the Company does not expect the present value of the future lease payments to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities classified as available-for-sale and held-to-maturity at March 31, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$228,857	$94	$(4,984)	$223,967
Government-sponsored residential collateralized debt obligations	189,480	14	(2,652)	186,842
Government-sponsored commercial mortgage-backed securities	33,356	6	(987)	32,375
Government-sponsored commercial collateralized debt obligations	156,211	—	(6,552)	149,659
Asset-backed securities	110,777	951	(539)	111,189
Corporate debt securities	85,044	249	(2,417)	82,876
Obligations of states and political subdivisions	253,554	600	(9,785)	244,369
Total available-for-sale debt securities	$1,057,279	$1,914	$(27,916)	$1,031,277

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$235,646	$779	$(946)	$235,479
Government-sponsored residential collateralized debt obligations	134,652	16	(1,556)	133,112
Government-sponsored commercial mortgage-backed securities	33,449	7	(201)	33,255
Government-sponsored commercial collateralized debt obligations	151,035	—	(3,793)	147,242
Asset-backed securities	166,559	1,253	(673)	167,139
Corporate debt securities	88,571	1,104	(539)	89,136
Obligations of states and political subdivisions	249,531	1,436	(5,960)	245,007
Total debt securities	1,059,443	4,595	(13,668)	1,050,370
Marketable equity securities, by sector:
Industrial	109	100	—	209
Oil and gas	131	77	—	208
Total marketable equity securities	240	177	—	417
Total available-for-sale securities	$1,059,683	$4,772	$(13,668)	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,280	$679	$(88)	$12,871
Government-sponsored residential mortgage-backed securities	1,318	111	—	1,429
Total held-to-maturity securities	$13,598	$790	$(88)	$14,300
At March 31, 2018, the net unrealized loss on securities available-for-sale of $26.0 million, net of an income tax benefit of $5.7 million, or $20.3 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
Effective January 1, 2018, the Company adopted ASU 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves and simplifies the accounting rules around hedge accounting. As allowed by the ASU, upon adoption, the Company transferred its held-to-maturity portfolio to its available-for-sale portfolio.

The amortized cost and fair value of debt securities at March 31, 2018 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	13,852	13,791
After 5 years through 10 years	81,886	79,328
After 10 years	242,860	234,126
	338,598	327,245
Government-sponsored residential mortgage-backed securities	228,857	223,967
Government-sponsored residential collateralized debt obligations	189,480	186,842
Government-sponsored commercial mortgage-backed securities	33,356	32,375
Government-sponsored commercial collateralized debt obligations	156,211	149,659
Asset-backed securities	110,777	111,189
Total available-for-sale debt securities	$1,057,279	$1,031,277

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities to be recorded in the Consolidated Statement of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one time adjustment that increased retained earnings and decreased accumulated other comprehensive income as of January 1, 2018 by $177,000. For the three months ended March 31, 2018, there was $24,000 in unrealized losses recognized in other income in the Consolidated Statement of Net Income on marketable equity securities. At March 31, 2018, the fair value of marketable equity securities and gross unrealized gains were $394,000 and $153,000, respectively, and is included in other assets on the Consolidated Statement of Condition.
At March 31, 2018 and December 31, 2017, the Company had securities with a fair value of $430.0 million and $469.4 million pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
For the three months ended March 31, 2018 and 2017, gross gains of $347,000 and $1.7 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $231,000 and $1.3 million realized on the sale of available-for-sale securities for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of March 31, 2018, the fair value of the obligations of states and political subdivisions portfolio was $244.4 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $244.4 million, $105.0 million were representative of general obligation bonds, for which $58.0 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$143,430	$(2,614)	$79,195	$(2,370)	$222,625	$(4,984)
Government-sponsored residential collateralized debt obligations	85,916	(1,427)	41,399	(1,225)	127,315	(2,652)
Government-sponsored commercial mortgage-backed securities	20,608	(645)	10,619	(342)	31,227	(987)
Government-sponsored commercial collateralized debt obligations	35,530	(837)	114,129	(5,715)	149,659	(6,552)
Asset-backed securities	47,070	(506)	2,511	(33)	49,581	(539)
Corporate debt securities	61,169	(1,783)	10,402	(634)	71,571	(2,417)
Obligations of states and political subdivisions	104,523	(2,165)	115,567	(7,620)	220,090	(9,785)
Total available-for-sale debt securities	$498,246	$(9,977)	$373,822	$(17,939)	$872,068	$(27,916)

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$41,961	$(203)	$83,545	$(743)	$125,506	$(946)
Government-sponsored residential collateralized debt obligations	82,758	(740)	43,359	(816)	126,117	(1,556)
Government-sponsored commercial mortgage-backed securities	21,196	(74)	10,895	(127)	32,091	(201)
Government-sponsored commercial collateralized debt obligations	27,965	(291)	119,277	(3,502)	147,242	(3,793)
Asset-backed securities	64,259	(602)	4,756	(71)	69,015	(673)
Corporate debt securities	25,403	(257)	10,764	(282)	36,167	(539)
Obligations of states and political subdivisions	26,341	(312)	116,624	(5,648)	142,965	(5,960)
Total available-for-sale securities	$289,883	$(2,479)	$389,220	$(11,189)	$679,103	$(13,668)

Held-to-Maturity:
Debt securities:
Obligations of states and political subdivisions	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Total held-to-maturity securities	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Of the available-for-sale securities summarized above as of March 31, 2018, 129 securities had unrealized losses equaling 2.0% of the amortized cost basis for less than twelve months and 100 securities had unrealized losses of 4.6% of the amortized cost basis for twelve months or more. As of December 31, 2017, of the available-for sale securities, 75 securities had unrealized losses equaling 1.0% of the amortized cost basis for less than twelve months and 100 securities had unrealized losses equaling 2.8% of the amortized cost basis for twelve months or more. There was one unrealized loss of $88,000 on a debt security held-to-maturity at December 31, 2017.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of March 31, 2018 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2018.
Government-sponsored residential mortgage backed securities, residential collateralized debt obligations, commercial mortgage-backed securities, and commercial collateralized debt obligations.  The unrealized losses on certain securities within the Company’s government-sponsored mortgage-backed and collateralized debt obligation portfolios were caused by the continued increase in overall interest rates at the time of purchase. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities.  The unrealized losses on certain securities within the Company’s asset-backed securities portfolio were largely driven by decreases in the weighted average lives of a number of these securities. Given this, the Company, when possible, avoids high premiums on this asset class. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$442,938	8.2%	$445,820	8.3%
Investor non-owner occupied	1,842,898	34.3	1,854,459	34.7
Construction	84,717	1.6	78,083	1.5
Total commercial real estate loans	2,370,553	44.1	2,378,362	44.5

Commercial business loans	846,182	15.7	840,312	15.7

Consumer loans:
Residential real estate	1,235,197	22.9	1,204,401	22.6
Home equity	582,285	10.8	583,180	10.9
Residential construction	37,579	0.7	40,947	0.8
Other consumer	310,439	5.8	292,781	5.5
Total consumer loans	2,165,500	40.2	2,121,309	39.8
Total loans	5,382,235	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	14,724		14,794
Allowance for loan losses	(47,915)		(47,099)
Loans - net	$5,349,044		$5,307,678

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
At March 31, 2018, the Company had an allowance for loan losses of $47.9 million, or 0.89%, of total loans as compared to an allowance for loan losses of $47.1 million, or 0.88%, of total loans at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity, and other consumer. Management uses a rolling average of historical losses based on a 12-quarter loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards; experience and depth of lending; changes in weighted average risk ratings; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and therefore are not covered by the allowance for loan losses. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in establishing the allowance for loan losses. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2018.
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
Other consumer – Loans in this segment generally consist of loans on high-end retail boats and small yachts, new and used automobiles, home improvement loans, loans collateralized by deposit accounts and unsecured personal loans. These loans are secured or unsecured and repayment is dependent on the credit quality of the individual borrower.

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

The following table presents the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
March 31, 2018
Loans rated 1-5	$416,052	$1,816,334	$119,129	$812,947	$1,217,778	$575,850	$310,054
Loans rated 6	9,853	12,769	2,131	20,835	1,904	86	—
Loans rated 7	17,033	13,795	1,036	12,400	15,515	6,349	385
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$442,938	$1,842,898	$122,296	$846,182	$1,235,197	$582,285	$310,439

December 31, 2017
Loans rated 1-5	$423,720	$1,829,762	$117,583	$811,604	$1,186,753	$576,592	$292,386
Loans rated 6	4,854	10,965	49	15,816	1,948	89	—
Loans rated 7	17,246	13,732	1,398	12,892	15,700	6,499	395
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781
Activity in the allowance for loan losses for the periods ended March 31, 2018 and 2017 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2018
Balance, beginning of period	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision for loan losses	173	94	53	796	203	252	268	100	1,939
Loans charged off	—	(64)	(21)	(653)	(181)	(349)	(425)	—	(1,693)
Recoveries of loans previously charged off	—	37	—	230	69	56	178	—	570
Balance, end of period	$3,927	$15,983	$1,633	$10,981	$7,785	$3,217	$2,544	$1,845	$47,915

Three Months Ended March 31, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	53	79	76	1,041	(34)	256	837	(20)	2,288
Loans charged off	—	(242)	(132)	(703)	(191)	(219)	(487)	—	(1,974)
Recoveries of loans previously charged off	—	9	—	83	—	15	85	—	192
Balance, end of period	$3,818	$14,715	$1,857	$9,151	$7,629	$2,910	$1,788	$1,436	$43,304

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2018 and December 31, 2017 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$505	$55	$—	$—	$—	$560
Allowance related to loans collectively evaluated and not deemed impaired	3,927	15,983	1,633	10,476	7,730	3,217	2,544	1,845	47,355
Total allowance for loan losses	$3,927	$15,983	$1,633	$10,981	$7,785	$3,217	$2,544	$1,845	$47,915

Loans deemed impaired	$2,948	$9,303	$1,474	$4,707	$20,200	$8,307	$385	$—	$47,324
Loans not deemed impaired	439,990	1,833,378	120,822	841,475	1,214,997	573,978	308,775	—	5,333,415
Loans acquired with deteriorated credit quality	—	217	—	—	—	—	1,279	—	1,496
Total loans	$442,938	$1,842,898	$122,296	$846,182	$1,235,197	$582,285	$310,439	$—	$5,382,235

December 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$60	$—	$—	$400	$60	$—	$—	$—	$520
Allowance related to loans collectively evaluated and not deemed impaired	3,694	15,916	1,601	10,208	7,634	3,258	2,523	1,745	46,579
Total allowance for loan losses	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099

Loans deemed impaired	$2,300	$8,414	$2,273	$5,681	$18,301	$8,547	$395	$—	$45,911
Loans not deemed impaired	443,520	1,845,815	116,757	834,631	1,186,100	574,633	290,898	—	5,292,354
Loans acquired with deteriorated credit quality	—	230	—	—	—	—	1,488	—	1,718
Total loans	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781	$—	$5,339,983
Management has established the allowance for loan loss in accordance with GAAP at March 31, 2018 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2018 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2018 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at March 31, 2018 and December 31, 2017, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
March 31, 2018
Owner-occupied CRE	$1,344	$10	$1,288	$2,642	$—	$2,392
Investor CRE	3,701	—	1,212	4,913	275	2,863
Construction	64	—	1,036	1,100	—	1,036
Commercial business loans	1,010	1,236	1,797	4,043	2	4,072
Residential real estate	2,410	2,850	5,672	10,932	—	14,678
Home equity	1,463	1,119	2,825	5,407	—	6,318
Other consumer	858	364	489	1,711	105	385
Total	$10,850	$5,579	$14,319	$30,748	$382	$31,744

December 31, 2017
Owner-occupied CRE	$1,195	$455	$1,297	$2,947	$—	$1,735
Investor CRE	849	92	1,212	2,153	206	1,821
Construction	—	—	1,398	1,398	—	1,398
Commercial business loans	1,069	3,465	1,219	5,753	650	4,987
Residential real estate	3,187	2,297	5,633	11,117	—	14,860
Home equity	1,319	498	3,281	5,098	—	6,466
Other consumer	947	241	491	1,679	97	395
Total	$8,566	$7,048	$14,531	$30,145	$953	$31,662
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,948	$3,696	$—	$2,183	$2,891	$—
Investor CRE	9,303	9,583	—	8,414	8,577	—
Construction	1,474	1,765	—	2,273	2,658	—
Commercial business loans	2,227	2,988	—	2,446	3,317	—
Residential real estate	18,555	19,852	—	16,645	17,929	—
Home equity	8,307	9,540	—	8,547	9,583	—
Other consumer	385	385	—	395	398	—
Total	43,199	47,809	—	40,903	45,353	—

Impaired loans with a valuation allowance:
Owner-occupied CRE	$—	$—	$—	$117	$117	$60
Commercial business loans	2,480	3,691	505	3,235	3,767	400
Residential real estate	1,645	1,701	55	1,656	1,711	60
Total	4,125	5,392	560	5,008	5,595	520
Total impaired loans	$47,324	$53,201	$560	$45,911	$50,948	$520
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Owner-occupied CRE	$2,624	$32	$3,161	$31
Investor CRE	8,859	109	9,812	88
Construction	1,874	10	3,009	12
Commercial business loans	5,194	52	8,057	144
Residential real estate	19,251	207	17,320	212
Home equity	8,427	78	7,174	58
Other consumer	390	—	1,774	—
	$46,619	$488	$50,307	$545
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

The following table provides detail of TDR balances for the periods presented:

	At March 31, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$15,580	$14,249
Non-accrual status	8,308	8,475
Total recorded investment in TDRs	$23,888	$22,724

Accruing TDRs performing under modified terms more than one year	$7,529	$7,783
Specific reserves for TDRs included in the balance of allowance for loan losses	$455	$520
Additional funds committed to borrowers in TDR status	$—	$29
Loans restructured as TDRs during the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
March 31, 2018
Construction	1	$965	$965
Residential real estate	4	2,861	2,861
Home equity	4	320	320
Total TDRs	9	$4,146	$4,146

March 31, 2017
Commercial business	2	$247	$247
Home equity	10	1,296	1,303
Total TDRs	12	$1,543	$1,550
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended March 31,
	2018			2017
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Construction	$965	$—	$—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—	247
Residential real estate	—	—	2,861	—	—	—	—
Home equity	61	259	—	312	297	687	—
	$1,026	$259	$2,861	$312	$297	$687	$247

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	March 31, 2018		March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Residential real estate	1	$179	—	$—
Home equity	2	261	4	232
Total	3	$440	4	$232
The majority of restructured loans were on accrual status as of March 31, 2018 and December 31, 2017. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.29 billion and $1.25 billion as of March 31, 2018 and December 31, 2017, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the three months ended March 31, 2018, the Company received servicing income of $720,000, compared to $552,000 for the same period in 2017. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at March 31, 2018 and December 31, 2017 was determined using pretax internal rates of return ranging from 9.7% to 11.7% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 145 and 180, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$11,733	$10,104
Change in fair value recognized in net income	819	(260)
Issuances	781	440
Fair value of mortgage servicing rights at end of period	$13,333	$10,284

Note 5.	Goodwill and Core Deposit Intangibles
The carrying value of goodwill was $115.3 million at both March 31, 2018 and December 31, 2017. The changes in the carrying amount of core deposit intangible assets are summarized as follows:

Core Deposit Intangibles
(In thousands)
Balance at December 31, 2016	$5,902
Amortization expense	(1,411)
Balance at December 31, 2017	$4,491
Amortization expense	(337)
Balance at March 31, 2018	$4,154

Estimated amortization expense for the years ending December 31,
2018 (remaining nine months)	$882
2019	1,026
2020	834
2021	642
2022	449
2023 and thereafter	321
Total remaining	$4,154
In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $337,000 and $385,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston Advances
The Company is a member of the Federal Home Loan Bank of Boston (“ FHLBB”). Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2018 and December 31, 2017 are summarized below:

	March 31, 2018		December 31, 2017
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2018	$797,016	1.77%	$929,274	1.56%
2019	75,000	1.76	75,000	1.76
2020	8,000	2.33	8,000	2.33
2021	—	—	—	—
2022	—	—	—	—
Thereafter	33,553	1.13	33,680	1.14
	$913,569	1.75%	$1,045,954	1.57%
The total carrying value of FHLBB advances at March 31, 2018 was $914.0 million, which includes a remaining fair value adjustment of $394,000 on acquired advances. At December 31, 2017, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $504,000.
At March 31, 2018, two advances totaling $35.0 million with interest rates of 0.99% and 3.75%, which are scheduled to mature in 2018 and 2032, are callable by the FHLBB. All advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $1.54 billion and $2.28 billion at March 31, 2018 and December 31, 2017, respectively.

In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at March 31, 2018 and December 31, 2017. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At March 31, 2018, the Company could borrow immediately an additional $494.4 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$80,017	$79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	12,769	14,591
Other	3,986	4,049
Total other borrowings	$116,772	$118,596
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense. The carrying value, net of issuance costs, totaled $74.2 million and $74.1 million at March 31, 2018 and December 31, 2017, respectively.
The Company assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million in a merger in 2014. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.9 million at March 31, 2018. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of March 31, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
March 31, 2018
Repurchase Agreements
U.S. Agency Securities	$12,769	$20,000	$—	$—	$32,769

December 31, 2017
Repurchase Agreements
U.S. Agency Securities	$14,591	$10,000	$10,000	$—	$34,591
At both March 31, 2018 and December 31, 2017, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million. The outstanding advances at March 31, 2018 consisted of two individual borrowings with remaining terms of one year or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2017 consisted of two individual borrowings with remaining terms of two years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $23.0 million as collateral for these borrowings at March 31, 2018 and December 31, 2017.
Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of March 31, 2018 and December 31, 2017, retail repurchase agreements totaled $12.8 million and $14.6 million, respectively. The Company pledged investment securities with a market value of $27.5 million and $28.8 million as collateral for these borrowings at March 31, 2018 and December 31, 2017, respectively.
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
Other
At March 31, 2018 and December 31, 2017, other borrowings consist of capital lease obligations. The Company has capital lease obligations for three of its leased banking branches. At March 31, 2018 and December 31, 2017, the balance of capital lease obligations totaled $4.0 million.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $441.4 million at a cost of 1.57% at March 31, 2018 and $389.1 million at a cost of 1.32% at December 31, 2017. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $107.5 million at March 31, 2018 and December 31, 2017.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2018 and December 31, 2017 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
March 31, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.64	TBD	(1)	2.45%		$896
Interest rate swaps	195,000	4.16	1.73%		2.39%		1,853
Fair value hedges:
Interest rate swaps	10,000	0.22	1.00%		1.82%	(2)	(20)
Non-hedging derivatives:
Forward loan sale commitments	100,802	0.00					(97)
Derivative loan commitments	37,702	0.00					504
Interest rate swap	7,500	8.29					(809)
Loan level swaps - dealer(3)	641,455	7.09	3.56%		4.05%		8,714
Loan level swaps - borrowers(3)	641,455	7.09	4.05%		3.56%		(8,718)
Forward starting loan level swaps - dealer(3)	8,000	9.45	TBD	(4)	5.11%		(54)
Forward starting loan level swaps - borrower(3)	8,000	9.45	5.11%		TBD	(4)	54
Total	$1,699,914						$2,323

December 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.88	TBD	(1)	2.45%		$(292)
Interest rate swaps	175,000	4.57	1.35%		2.41%		(1,736)
Fair value hedges:
Interest rate swaps	10,000	0.47	1.00%		1.51%	(2)	(28)
Non-hedging derivatives:
Forward loan sale commitments	137,670	0.00					(92)
Derivative loan commitments	24,430	0.00					530
Interest rate swap	7,500	8.54					(615)
Loan level swaps - dealer(3)	603,447	7.31	3.25%		3.99%		(3,183)
Loan level swaps - borrowers(3)	603,447	7.31	3.99%		3.25%		3,174
Forward starting loan level swaps - dealer(3)	8,000	9.70	TBD	(4)	5.11%		105
Forward starting loan level swaps - borrower(3)	8,000	9.70	5.11%		TBD	(4)	(105)
Total	$1,627,494						$(2,242)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for these forward starting cash flow hedges is November 15, 2018.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $38,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2018, the Company had eight outstanding interest rate derivatives with a notional value of $245.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three months ended March 31, 2018 and 2017, the Company recognized a negligible net reduction to interest expense.
As of March 31, 2018, the Company had one outstanding interest rate derivative with a notional amount of $10.0 million that was designated as a fair value hedge of interest rate risk.
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
As of March 31, 2018, the Company had 90 borrower-facing interest rate derivatives with an aggregate notional amount of $641.5 million and 90 broker derivatives with an aggregate notional value amount of $641.5 million related to this program.
As of March 31, 2018, the Company had five risk participation agreements with three counterparties related to a loan level interest rate swap with five of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Two agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At March 31, 2018, the notional amount of these risk participation agreements were $12.9 million, reflecting the counterparty participation of 34.3%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At March 31, 2018, the notional amount of the remaining three risk participation agreements was $24.7 million, reflecting the counterparty participation level of 36.7%.

Forward Starting Loan Level Swaps
As of March 31, 2018, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with a notional amount of $8.0 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of March 31, 2018, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2018 and December 31, 2017:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2018	Dec 31, 2017	Balance Sheet Location	Mar 31, 2018	Dec 31, 2017
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$2,820	$36	Other Liabilities	$71	$2,064
Interest rate swap - fair value hedge	Other Assets	—	—	Other Liabilities	20	28
Total derivatives designated as hedging instruments		$2,820	$36		$91	$2,092
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$79	$12	Other Liabilities	$176	$104
Derivative loan commitments	Other Assets	504	530	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	809	615
Interest rate swap - with customers	Other Assets	2,097	7,117	Other Liabilities	10,815	3,943
Interest rate swap - with counterparties	Other Assets	10,813	3,941	Other Liabilities	2,099	7,124
Forward starting loan level swap	Other Assets	54	105	Other Liabilities	54	105
Total derivatives not designated as hedging		$13,547	$11,705		$13,953	$11,891
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three months ended March 31, 2018 and 2017:

Cash Flow Hedges
	Amount of Gain Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest rate swaps	$4,432	$158

	Amount of Losses Reclassified from AOCI into Expense (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest rate swaps	$345	$440

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2018 and 2017:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
		(In thousands)
Interest rate swaps	Interest income	$8	$(36)

		Amount of Gain Recognized in Income from Hedged Items
		Three Months Ended March 31,
		2018	2017
		(In thousands)
Interest rate swaps	Interest income	$9	$37

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of March 31, 2018 and 2017:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(26)	$338
Mortgage servicing rights derivative	(194)	(8)
Forward loan sale commitments	(5)	(838)
Interest rate swaps	5	2
	$(220)	$(506)
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
As of March 31, 2018, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.6 million. As of March 31, 2018, the Company had no securities pledged as collateral under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 8.	Stock-Based Compensation Plans
The Company maintains and operates several stock incentive award plans to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. These plans include those assumed by the Company in 2014 as a result of merger activity. Current active plans are:
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of March 31, 2018, there were 2,895,466 shares available for future grants under the 2015 Plan.
For the three-month period ended March 31, 2018, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $5,000 with a related tax benefit of $1,000 and $713,000 with a related tax benefit of $157,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $59,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $659,000. For the three-month period ended March 31, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $37,000 with a related tax benefit of $13,000 and $660,000 with a related tax benefit of $238,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the three months ended March 31, 2018:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	1,694,995	$11.34
Granted	—	—
Exercised	(22,808)	7.90
Forfeited or expired	—	—
Outstanding at March 31, 2018	1,672,187	$11.39	4.2	$8.0
Stock options vested and exercisable at March 31, 2018	1,652,904	$11.36	4.2	$8.0
As of March 31, 2018, the unrecognized cost related to outstanding stock options was $22,000 and will be recognized over a weighted-average period of 1.2 years.
There were no stock options granted during the three months ended March 31, 2018 and 2017.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the three months ended March 31, 2018.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the three months ended March 31, 2018, the Company issued 8,763 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the three months ended March 31, 2018, the weighted-average grant date fair value was $16.77 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2017	425,000	$15.55
Granted	8,763	16.77
Vested	(12,700)	12.34
Forfeited	—	—
Unvested as of March 31, 2018	421,063	$15.67
As of March 31, 2018, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.0 million at March 31, 2018 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 23 years. The loan bears an interest rate of prime plus zero percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended March 31, 2018 and 2017, ESOP compensation expense was $95,000 and $101,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

March 31, 2018
Allocated shares	1,220,865
Shares allocated for release	5,703
Unreleased shares	519,000
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$8,500

Note 9.	Regulatory Matters

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

Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer was 1.25% as of December 31, 2017 and increased to 1.875% on January 1, 2018. The required minimum conservation buffer will increase to 2.5% on January 1, 2019. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.
As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
March 31, 2018
Total capital to risk weighted assets	$653,848	11.7%	$447,076	8.0%	$558,844	10.0%
Common equity tier 1 capital to risk weighted assets	604,158	10.8	251,733	4.5	363,614	6.5
Tier 1 capital to risk weighted assets	604,158	10.8	335,643	6.0	447,524	8.0
Tier 1 capital to total average assets	604,158	8.7	277,774	4.0	347,217	5.0
December 31, 2017
Total capital to risk weighted assets	$642,179	11.6%	$442,882	8.0%	$553,603	10.0%
Common equity tier 1 capital to risk weighted assets	593,155	10.7	249,458	4.5	360,328	6.5
Tier 1 capital to risk weighted assets	593,155	10.7	332,610	6.0	443,480	8.0
Tier 1 capital to total average assets	593,155	8.7	272,715	4.0	340,894	5.0

United Financial Bancorp, Inc.
March 31, 2018
Total capital to risk weighted assets	$713,519	12.7%	$449,461	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	588,829	10.5	252,355	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	588,829	10.5	336,474	6.0	N/A	N/A
Tier 1 capital to total average assets	588,829	8.3	283,773	4.0	N/A	N/A
December 31, 2017
Total capital to risk weighted assets	$701,794	12.6%	$445,583	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	577,770	10.4	249,997	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	577,770	10.4	333,329	6.0	N/A	N/A
Tier 1 capital to total average assets	577,770	8.4	275,129	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of March 31, 2018 and December 31, 2017, $93.5 million and $108.3 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,453)	$(7,578)
Tax effect	1,642	2,730
Benefit plans, net	(5,811)	(4,848)

Securities available-for-sale:
Net unrealized loss	(26,002)	(8,896)
Tax effect	5,713	3,201
Securities available-for-sale, net	(20,289)	(5,695)

Interest rate swaps:
Net unrealized gain (loss)	2,749	(2,028)
Tax effect	(606)	731
Interest rate swaps, net	2,143	(1,297)
	$(23,957)	$(11,840)
On January 1, 2018, the Company adopted ASU 2018-02: Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addressed the impact of the federal rate tax reduction on deferred taxes that were originally recorded through accumulated other comprehensive income. Through the adoption of this ASU, the Company reclassed the “dangling” difference due to the tax rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, a one time reclassification of $2.6 million was made from accumulated other comprehensive loss to retained earnings.

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except share data)
Net income available to common stockholders	$15,787	$13,726
Weighted-average common shares outstanding	50,997,681	50,803,377
Less: average number of unallocated ESOP award shares	(522,739)	(545,552)
Weighted-average basic shares outstanding	50,474,942	50,257,825
Dilutive effect of stock options	521,654	677,557
Weighted-average diluted shares	50,996,596	50,935,382
Net income per share:
Basic	$0.31	$0.27
Diluted	$0.31	$0.27
There were no anti-dilutive stock options during the three months ended March 31, 2018 and March 31, 2017, respectively.

Note 12.	Fair Value Measurements
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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $63.0 million and $113.2 million at March 31, 2018 and December 31, 2017, respectively. The aggregate fair value of these loans as of the same dates was $63.4 million and $114.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at March 31, 2018 and December 31, 2017.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Mortgage loans held for sale	$(1,257)	$1,137
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2018 and 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$223,967	$—	$223,967	$—
Government-sponsored residential collateralized debt obligations	186,842	—	186,842	—
Government-sponsored commercial mortgage-backed securities	32,375	—	32,375	—
Government-sponsored commercial collateralized debt obligations	149,659	—	149,659	—
Asset-backed securities	111,189	—	—	111,189
Corporate debt securities	82,876	—	82,876	—
Obligations of states and political subdivisions	244,369	—	244,369	—
Total available-for-sale debt securities	$1,031,277	$—	$920,088	$111,189

Mortgage loan derivative assets	$583	$—	$583	$—
Mortgage loan derivative liabilities	176	—	176	—
Loans held for sale	63,394	—	63,394	—
Marketable equity securities	394	394	—	—
Mortgage servicing rights	13,333	—	—	13,333
Interest rate swap assets	15,784	—	15,784	—
Interest rate swap liabilities	13,868	—	13,868	—

December 31, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$235,479	$—	$235,479	$—
Government-sponsored residential collateralized-debt obligations	133,112	—	133,112	—
Government-sponsored commercial mortgage-backed securities	33,255	—	33,255	—
Government-sponsored commercial collateralized-debt obligations	147,242	—	147,242	—
Asset-backed securities	167,139	—	—	167,139
Corporate debt securities	89,136	—	89,136	—
Obligations of states and political subdivisions	245,007	—	245,007	—
Marketable equity securities	417	417	—	—
Total available-for-sale securities	$1,050,787	$417	$883,231	$167,139

Mortgage loan derivative assets	$542	$—	$542	$—
Mortgage loan derivative liabilities	104	—	104	—
Loans held for sale	114,073	—	114,073	—
Mortgage servicing rights	11,733	—	—	11,733
Interest rate swap assets	11,199	—	11,199	—
Interest rate swap liabilities	13,879	—	13,879	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$167,139	$155,472
Sales	(55,706)	(3,801)
Principal payments and net accretion	(77)	(139)
Total realized gains (losses) included in earnings	(149)	159
Total unrealized gains (losses) included in other comprehensive income/loss	(18)	788
Balance at end of period	$111,189	$152,479

Balance of mortgage servicing rights, at beginning of period	$11,733	$10,104
Issuances	781	440
Change in fair value recognized in net income	819	(260)
Balance at end of period	$13,333	$10,284
The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.
Available-for-Sale and Marketable Equity Securities: Securities available-for-sale and marketable equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 18.3% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at March 31, 2018:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$111,189	Discounted Cash Flow	Discount Rates	3.5% - 7.3% (4.62%)
			Cumulative Default %	1.0% - 15.0% (8.39%)
			Loss Given Default	0.1% - 5.0% (2.64%)

Mortgage servicing rights	$13,333	Discounted Cash Flow	Discount Rate	9.0% - 18.0% (10.7%)
			Cost to Service	$50 - $110 ($63.87)
			Float Earnings Rate	0.25% (0.25%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Impaired loans	$3,565	$—	$—	$3,565
Other real estate owned	1,935	—	—	1,935
Total	$5,500	$—	$—	$5,500
December 31, 2017
Impaired loans	$4,488	$—	$—	$4,488
Other real estate owned	2,154	—	—	2,154
Total	$6,642	$—	$—	$6,642
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
Losses on assets recorded at fair value on a non-recurring basis at March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Impaired loans	$(100)	$(723)
Other real estate owned	(50)	(32)
Total	$(150)	$(755)

Disclosures about Fair Value of Financial Instruments:
As of March 31, 2018 and December 31, 2017, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018
Financial assets:
Cash and cash equivalents	$69,242	$69,242	$—	$—	$69,242
Available-for-sale securities	1,031,277	—	920,088	111,189	1,031,277
Loans held for sale	63,394	—	63,394	—	63,394
Loans receivable-net	5,349,044	—	—	5,304,997	5,304,997
FHLBB stock	49,895	—	—	49,895	49,895
Accrued interest receivable	22,333	—	—	22,333	22,333
Derivative assets	16,367	—	16,367	—	16,367
Mortgage servicing rights	13,333	—	—	13,333	13,333
Marketable equity securities	394	394	—	—	394
Financial liabilities:
Deposits	5,282,510	—	—	5,265,894	5,265,894
Mortgagors’ and investors’ escrow accounts	11,096	—	—	11,096	11,096
FHLBB advances and other borrowings	1,030,735	—	1,064,778	—	1,064,778
Derivative liabilities	14,044	—	14,044	—	14,044

December 31, 2017
Financial assets:
Cash and cash equivalents	$88,668	$88,668	$—	$—	$88,668
Available-for-sale securities	1,050,787	417	883,231	167,139	1,050,787
Held-to-maturity securities	13,598	—	14,300	—	14,300
Loans held for sale	114,073	—	114,073	—	114,073
Loans receivable-net	5,307,678	—	—	5,297,381	5,297,381
FHLBB stock	50,194	—	—	50,194	50,194
Accrued interest receivable	22,332	—	—	22,332	22,332
Derivative assets	11,741	—	11,741	—	11,741
Mortgage servicing rights	11,733	—	—	11,733	11,733
Financial liabilities:
Deposits	5,198,221	—	—	5,191,159	5,191,159
Mortgagors’ and investors’ escrow accounts	7,545	—	—	7,545	7,545
FHLBB advances and other borrowings	1,165,054	—	1,200,453	—	1,200,453
Derivative liabilities	13,983	—	13,983	—	13,983
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$113,858	$110,664
Undisbursed construction loans	124,927	136,149
Undisbursed home equity lines of credit	424,567	412,484
Undisbursed commercial lines of credit	424,819	412,547
Standby letters of credit	14,763	14,680
Unused credit card lines	16,666	16,084
Unused checking overdraft lines of credit	1,577	1,544
Total	$1,121,177	$1,104,152
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $38.4 million at March 31, 2018 and is included in other assets in the consolidated statement of condition. At March 31, 2018, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $11.3 million, which constitutes our maximum potential obligation to these partnerships. Additionally, the Company expects to contribute $7.0 million for future partnership commitments in 2018.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that United Financial Bancorp, Inc. files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the Risk Factors in Item 1A of this report. Because of these and other uncertainties, United’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, United’s past results of operations do not necessarily indicate United’s combined future results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
The MD&A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following sections are included in the MD&A:

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
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at March 31, 2018 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.07 billion and stockholders’ equity of $693.0 million at March 31, 2018.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 53 banking offices, commercial loan production offices, mortgage loan production offices, 64 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com).
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
Regulatory Considerations
The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.
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
Management believes that the most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivative instruments and hedging activities, goodwill, and income taxes. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2017 Annual Report on Form 10-K. A brief description of the Company’s current policies involving significant judgment follows:
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
Other-than-Temporary Impairment of Securities
The Company maintains a securities portfolio that is classified as available-for-sale. Securities available-for-sale are recorded at estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Management determines the classifications of a security at the time of purchase.
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of available-for-sale securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings upon the identification of credit loss. Unrealized losses on debt securities with no identified credit loss component are reflected in other comprehensive income.
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
At March 31, 2018, derivative assets and liabilities were $16.4 million and $14.0 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at March 31, 2018 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income for the three months ended March 31, 2018 was $15.8 million, or $0.31 per diluted share, compared to $13.7 million, or $0.27 per diluted share, for the same period in 2017.
Net interest income increased $2.2 million for the three months ended March 31, 2018 compared to the same period in 2017 due to balance sheet growth which was mostly comprised of strong loan originations and loan portfolio purchases. The Company intends to continue to increase the relative level of owner-occupied commercial real estate loans while decreasing the relative level of investor non-owner occupied commercial real estate loans to generate more favorable risk-adjusted returns when management is able to identify production that can enhance net interest margin. Total interest and dividend income increased $8.3 million for the three months ended March 31, 2018 compared to the same period in 2017. This increase was partially offset by an increase in interest expense of $6.1 million compared to the same period in 2017. The Company’s tax-equivalent net interest margin for the three months ended March 31, 2018 was 2.90%, a decrease of 11 basis points compared to the prior period in 2017.
Non-interest income increased $557,000 to $9.3 million for the three months ended March 31, 2018, compared to $8.7 million for the same period in 2017. The increase was primarily due to increases in service charges and fees, bank-owned life insurance income, and income from mortgage banking activities. For the three months ended March 31, 2018, service charges and fees increased due to a higher volume of transactions generated by debit card fees and NSF fees. Bank-owned life insurance income increased as the Company purchased additional BOLI in late December 2017 and early 2018, in addition to income related to death benefits during the three months ended March 31, 2018. Income from mortgage banking activities also contributed to the overall increase in non-interest income, mainly driven by an improvement in the fair value of mortgage servicing rights recognized in net income due to an increase on long term rates. These increases were offset by an increase in net loss on limited partnership investments, as the Company experienced higher levels of impairment, as well as decreases on the gain on sale of securities, as the Company strategically sold securities with shortened average lives and lower yields and reinvested into more capital-efficient investments as compared to the same period in 2017.
Non-interest expense increased $1.8 million to $36.7 million for the three months ended March 31, 2018, compared to $34.9 million for the same period in 2017. The largest increases were recorded in salaries and employee benefits and occupancy and equipment, offset primarily by decreases in professional fees and service bureau fees, as compared to the prior period in 2017. Salaries and employee benefits increased primarily due to an increase in salaries as a result of a greater number of employees, reflecting the Company’s hiring of additional staff for targeted growth, and the increase in occupancy and equipment as compared to the prior period was mainly driven by the move of the corporate headquarters to Hartford, CT. These increases were offset in part by decreased consulting expenses as compared to the prior year period, as well as lower service bureau fees due to several efficiency and risk mitigation projects related to the Company’s core banking system that occurred in the previous comparable period.
The provision for income taxes decreased $723,000 to $1.4 million for the three months ended March 31, 2018 from the prior year period primarily due to the Tax Cuts and Jobs Act, which went into effect December 22, 2017. This resulted in, amongst other tax reform items, a reduction in the Company’s applicable U.S. Federal Corporate tax rate to 21% from 35% beginning in the tax year 2018, which resulted in less income tax expense in the current period.
The asset quality of our loan portfolio has remained strong. At March 31, 2018 and December 31, 2017, the allowance for loan losses to total loans ratio was 0.89% and 0.88%, respectively, and the allowance for loan losses to non-performing loans ratio was 150.94% and 148.76%, respectively. The ratio of non-performing loans to total loans was 0.59% at both March 31, 2018 and December 31, 2017. A provision for loan losses of $1.9 million was recorded for the three months ended March 31, 2018, compared to $2.3 million for the same prior year period, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.31	$0.27
Diluted net income per share	0.31	0.27
Dividends declared per share	0.12	0.12
Key Statistics:
Total revenue	$55,832	$53,029
Total expense	36,736	34,922
Key Ratios (annualized):
Return on average assets	0.89%	0.83%
Return on average equity	9.15%	8.35%
Tax-equivalent net interest margin	2.90%	3.01%
Non-interest expense to average assets	2.08%	2.12%
Cost of interest-bearing deposits	1.00%	0.68%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$23,436	$26,376
Troubled debt restructures - non-accruing	8,308	8,252
Total non-performing loans	31,744	34,628
Other real estate owned	1,935	1,786
Total non-performing assets	$33,679	$36,414
Asset Quality Ratios:
Non-performing loans to total loans	0.59%	0.70%
Non-performing assets to total assets	0.48%	0.54%
Allowance for loan losses to non-performing loans	150.94%	125.05%
Allowance for loan losses to total loans	0.89%	0.88%
Non-GAAP Ratio:
Efficiency ratio (1)	63.97%	64.08%

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

The following is a calculation of our efficiency ratio for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Efficiency Ratio:
Non-Interest Expense (GAAP)	$36,736	$34,922
Non-GAAP adjustments:
Other real estate owned expense	(167)	(103)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$36,569	$34,819

Net Interest Income (GAAP)	$46,543	$44,297
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	1,083	1,693

Non-Interest Income (GAAP)	9,289	8,732
Non-GAAP adjustments:
Net gain on sales of securities	(116)	(457)
Net loss on limited partnership investments	590	80
BOLI claim benefit	(226)	(8)
Total Revenue for Efficiency Ratio (non-GAAP)	$57,163	$54,337

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	63.97%	64.08%

Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2018 and 2017. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,314,219	$11,506	3.51%	$1,235,065	$10,223	3.31%
Commercial real estate loans	2,281,868	23,656	4.15	2,098,472	20,727	3.95
Construction loans	119,435	1,325	4.44	145,486	1,563	4.30
Commercial business loans	842,809	8,382	3.98	730,443	6,720	3.68
Home equity loans	578,776	6,528	4.57	523,335	5,221	4.04
Other consumer loans	299,839	3,800	5.14	212,283	2,612	4.99
Total loans (1)	5,436,946	55,197	4.07	4,945,084	47,066	3.84
Investment securities	1,041,849	8,624	3.31	1,069,924	9,168	3.43
Federal Home Loan Bank stock	51,458	606	4.71	53,159	524	3.94
Other earning assets	37,915	150	1.61	45,196	101	0.91
Total interest-earning assets	6,568,168	64,577	3.94	6,113,363	56,859	3.73
Allowance for loan losses	(47,780)			(43,625)
Non-interest-earning assets	554,333			514,400
Total assets	$7,074,721			$6,584,138
Interest-bearing liabilities:
NOW and money market accounts	$2,146,945	4,892	0.92	$1,843,458	2,196	0.48
Saving deposits (2)	510,904	73	0.06	528,657	77	0.06
Time deposits	1,796,675	6,062	1.37	1,713,062	4,546	1.08
Total interest-bearing deposits	4,454,524	11,027	1.00	4,085,177	6,819	0.68
Advances from the Federal Home Loan Bank	1,033,884	4,545	1.76	980,524	2,670	1.09
Other borrowings	118,008	1,379	4.67	126,001	1,380	4.38
Total interest-bearing liabilities	5,606,416	16,951	1.22%	5,191,702	10,869	0.84%
Non-interest-bearing deposits	713,364			668,823
Other liabilities	64,596			65,858
Total liabilities	6,384,376			5,926,383
Stockholders’ equity	690,345			657,755
Total liabilities and stockholders’ equity	$7,074,721			$6,584,138
Net interest-earning assets (3)	$961,752			$921,661
Tax-equivalent net interest income		47,626			45,990
Tax-equivalent net interest rate spread (4)			2.72%			2.89%
Tax-equivalent net interest margin (5)			2.90%			3.01%
Average interest-earning assets to average interest-bearing liabilities			117.15%			117.75%
Less tax-equivalent adjustment		1,083			1,693
Net interest income		$46,543			$44,297

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2018 Compared to March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$5,025	$3,106	$8,131
Securities (1)	(254)	(208)	(462)
Other earning assets	(19)	68	49
Total earning assets	4,752	2,966	7,718
Interest expense:
NOW and money market accounts	412	2,284	2,696
Savings accounts	(3)	(1)	(4)
Time deposits	231	1,285	1,516
Total interest-bearing deposits	640	3,568	4,208
FHLBB advances	150	1,725	1,875
Other borrowings	(89)	88	(1)
Total interest-bearing liabilities	701	5,381	6,082
Change in tax-equivalent net interest income	$4,051	$(2,415)	$1,636

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017
The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2018 and 2017.

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
For the three months ended March 31, 2018, tax-equivalent net interest income increased $1.6 million from the comparative 2017 period. This was mainly due to the increase in average earning assets of $454.8 million outpacing the increase of $414.7 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $44.5 million. The increase in interest and dividend income of $7.7 million was partially offset by the increase in interest expense of $6.1 million. The net interest margin decreased eleven basis points, the yield on average earnings assets increased 21 basis points, and the cost of interest-bearing liabilities increased 38 basis points from the same period in 2017. Due to tax reform in late December 2017, the tax equivalency impact was unfavorable.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three months ended March 31, 2018 was $5.44 billion, and had an average yield of 4.07%. Increases in average balances for loans were recorded in all categories except construction loans, and increased $491.9 million as compared to the same period in 2017. For the three months ended March 31, 2018, the average balance of commercial real estate loans, commercial business loans, other consumer loans, residential real estate loans, and home equity loans increased $183.4 million, $112.4 million, $87.6 million, $79.2 million, and $55.4 million, respectively, from the respective prior period in 2017. The loan portfolio has responded favorably to the increase in the Fed Funds rates, LIBOR and Prime rate indices, as 30% of the portfolio is priced off of the LIBOR index, and 15% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities decreased $28.1 million, and the average yield decreased 12 basis points for the three months ended March 31, 2018 compared to the same period in 2017. The decline in the portfolio yield was largely driven by the negative impact that tax reform has on the yield of tax-exempt municipal bonds.
For the three months ended March 31, 2018 compared to the same period in 2017, the average balance of total interest-bearing deposits increased $369.3 million, while the average cost increased 32 basis points. These increases were primarily due to deposit growth in all categories except for savings, as well as the Company’s continued focus to grow low cost deposits and the continued success in new account acquisition strategies. FHLBB advances increased $53.4 million, while the average cost increased 67 basis points for the three months ended March 31, 2018 compared to the same period in 2017, to help fund new loan growth and portfolio purchases. The Company focused on shorter duration advances to align maturities with new accounts, however, overnight advance and short term rates were elevated due to continued Federal Open Market Committee (“FOMC”) rate increases and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at March 31, 2018 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $1.9 million for the three months ended March 31, 2018, compared to $2.3 million for the same period of 2017. The primary factors that influenced management’s decision to record the provision were organic growth during the period, slowing migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $47.3 million at March 31, 2018, compared to $45.9 million at December 31, 2017, an increase of $1.4 million, or 3.1%, reflecting increases of $1.9 million in residential real estate impaired loans, $889,000 in investor non-owner occupied commercial real estate impaired loans, and $648,000 in owner-

occupied commercial real estate impaired loans, offset by decreases of $974,000 in commercial business impaired loans and $799,000 in construction impaired loans. Troubled debt restructured (“TDR”) loans totaled $23.9 million at March 31, 2018, compared to $22.7 million at December 31, 2017, an increase of $1.2 million. At March 31, 2018, the allowance for loan losses totaled $47.9 million, representing 0.89% of total loans and 150.94% of non-performing loans compared to an allowance for loan losses of $47.1 million, which represented 0.88% of total loans and 148.76% of non-performing loans as of December 31, 2017. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $9.3 million and $8.7 million for the three months ended March 31, 2018 and 2017, with non-interest income representing 16.6% and 16.5% of total revenues, respectively. The following is a summary of non-interest income by major category for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,159	$5,645	$514	9.1%
Gain on sale of securities, net	116	457	(341)	(74.6)
Income from mortgage banking activities	1,729	1,321	408	30.9
Bank-owned life insurance income	1,646	1,207	439	36.4
Net loss on limited partnership investments	(590)	(80)	(510)	637.5
Other income	229	182	47	25.8
Total non-interest income	$9,289	$8,732	$557	6.4%
Service Charges and Fees: Service charges and fees were $6.2 million for the three months ended March 31, 2018, an increase of $514,000 from the comparable 2017 period. The most significant increases were recorded in revenue generated by debit card fees and NSF fees primarily due to higher volume of related transactions and higher NSF fees collected in the current period.
Gains on Sales of Securities, Net: For the three months ended March 31, 2018, the Company recorded $116,000 in net gains on security sales compared to $457,000 in net gains in the prior year period.
For the three months ended March 31, 2018, the Company pursued a strategy to sell various securities with shortened average lives and lower yields, which were then reinvested into more capital-efficient investments. For the three months ended March 31, 2017, the Company recorded lower transactional volume with the activity mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income, as well as improving portfolio efficiency.
Income From Mortgage Banking Activities: The Company recorded an increase of $408,000 in income from mortgage banking activities for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended March 31, 2018 was primarily due to improvement in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase on long-term rates and an increase in the value of forward loan sales contracts due to market interest rate changes. These increases were partially offset by a decrease in gains on sale of loans due to the fair value of loans held for sale and derivative loan commitments due to market conditions.
Bank-Owned Life Insurance (“BOLI”) Income: For the three months ended March 31, 2018, the Company recorded BOLI income of $1.6 million compared to $1.2 million for the same period in 2017, an increase of $439,000. The increase for the three months ended March 31, 2018 was mainly due to purchases of higher yielding BOLI policies in late December 2017 and early January 2018. Additionally, the current period also benefited from the recording of income from death benefits of $226,000.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. In March 2017, the Company invested $3.6 million in an alternative energy tax credit partnerships. For the three months ending March 31, 2018, the Company did not invest in any tax credit partnerships, but expects to enter into new investments later in the year.
For the three months ended March 31, 2018, the Company recorded net losses of $590,000 on limited partnership investments, compared to net losses of $80,000 for the corresponding prior period as the Company experienced higher levels of impairment on its partnership investments in the current period. In conjunction with the losses realized on the tax credit partnerships, the Company recorded an offsetting benefit of $1.6 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively, as reflected in the provision for income taxes.

Non-Interest Expense
Non-interest expense increased $1.8 million to $36.7 million for the three months ended March 31, 2018.
For the three months ended March 31, 2018 and 2017, annualized non-interest expense represented 2.08% and 2.12% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$21,198	$19,730	$1,468	7.4%
Service bureau fees	2,218	2,330	(112)	(4.8)
Occupancy and equipment	4,949	4,469	480	10.7
Professional fees	1,164	1,309	(145)	(11.1)
Marketing and promotions	685	712	(27)	(3.8)
FDIC insurance assessments	739	679	60	8.8
Core deposit intangible amortization	337	385	(48)	(12.5)
Other	5,446	5,308	138	2.6
Total non-interest expense	$36,736	$34,922	$1,814	5.2%
Salaries and Employee Benefits: Salaries and employee benefits were $21.2 million for the three months ended March 31, 2018, an increase of $1.5 million from the comparable 2017 period.
For the three months ended March 31, 2018, the increase in salaries and benefits of $1.5 million was attributable to (a) an increase in salaries with a greater number of employees, mainly reflecting the hiring of additional staff targeted for growth, (b) a decrease in deferred expenses from loan originations, and (c) an increase in executive restricted stock expense as a result of stock awards granted in 2016 and 2017, increasing the number of unvested shares being expensed. These increases were partially offset by decreases in bonuses and commissions on product sales, health insurance costs, and temporary help due to the completion of projects.
Service Bureau Fees: Service bureau fees decreased $112,000 for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was largely driven by an investment in several efficiency and risk mitigation projects related to the core banking system undertaken in the prior year period.
Occupancy and Equipment: For the three months ended March 31, 2018, the $480,000 increase in occupancy and equipment expense was driven by the move of the Company’s corporate headquarters to Hartford, Connecticut which resulted in an increase in rent expense and depreciation on leasehold improvements, computer hardware, and various software programs. These increases were partially offset by a decrease in expenses related to snow removal.
Professional Fees: Professional fees decreased $145,000 for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was largely driven by expenses incurred in the prior year related to the engagement of consulting services assisting in a project targeted to maximize non-interest income revenue streams and legal services related to tax matters regarding a new partnership investment.
FDIC Insurance Assessments: The expense for FDIC insurance assessments increased $60,000 to $739,000 for the three months ended March 31, 2018 compared to the same period in the prior year. The increase is primarily attributable to an increase in the assessment base, partially offset by a decrease in the assessment rate.
Core Deposit Intangible Amortization: The $48,000 decrease in core deposit intangible amortization for the three months ended March 31, 2018, was directly attributable to the amortization method used by the Company. The Company is amortizing its $10.6 million core deposit intangible established in 2014 over 10 years using the sum-of-the-years-digits method.
Other Expenses: For the three months ended March 31, 2018, other expenses recorded by the Company were $5.4 million, an increase of $138,000 from the comparable 2017 period. The increases for the three months ended March 31, 2018 were driven by increased costs primarily due to human resource on-boarding expenses related to new hires as well as computer software and maintenance expenses related to technology investments. The increases were partially offset by lower expenses related to postage and mailing costs and a decrease in the provision for off-balance sheet items due to lower provisions for credit cards and commercial lines of credit.

Income Tax Provision
The provision for income taxes was $1.4 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 8.0% and 13.2%, respectively. The effective tax rate as of March 31, 2018 is representative of the projected 2018 effective tax rate. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The decrease in the tax expense over the prior year period is primarily due to the Tax Cuts and Jobs Act which occurred at the end of 2017. This resulted in a reduction of the corporate income tax rate from 35% to 21% for tax years 2018 and forward. As such, overall provision for income taxes was less than reflected in the prior year. The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of FASB’s ASU 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.07 billion at March 31, 2018 and $7.11 billion at December 31, 2017, a decrease of $45.5 million, or 0.6%, primarily due to the decrease in loans held for sale of $50.7 million, as the Company delivered a significant level of loans held for sale to third party investors during the current period, a decrease in the total investment securities portfolio of $33.1 million, and a decrease in other assets of $17.4 million. These decreases were partially offset by increases in net loans of $41.4 million and $31.3 million in the cash surrender value of bank-owned life insurance.
Total net loans of $5.35 billion, with an allowance for loan losses of $47.9 million at March 31, 2018, increased $41.4 million, or 0.8%, when compared to total net loans of $5.31 billion, with an allowance for loan losses of $47.1 million at December 31, 2017. The increase in loans was due primarily to organic loan growth, as well as the purchased loan portfolios. Net loans increased due to growth in residential real estate loans, other consumer loans, commercial business loans, and commercial construction loans, offset primarily by decreases in investor non-owner occupied commercial real estate loans and residential construction loans.
Total deposits of $5.28 billion at March 31, 2018 increased $84.3 million, or 1.6%, when compared to total deposits of $5.20 billion at December 31, 2017. The increase in deposits was mainly due to growth in money market deposits and NOW accounts, offset by a decrease in demand deposits, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 101.9% at March 31, 2018, compared to 102.7% at December 31, 2017.
At March 31, 2018, total equity of $693.0 million decreased $328,000 when compared to total equity of $693.3 million at December 31, 2017. The change in equity for the period ended March 31, 2018 was primarily due to an increase in accumulated other comprehensive loss as a result of a decrease in the market value on the Company’s investment portfolio, as well as dividends paid to common shareholders, offset by year to date net income. At March 31, 2018, the tangible common equity ratio was 8.25%, compared to 8.20% at December 31, 2017.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$228,857	$223,967	$235,646	$235,479
Government-sponsored residential collateralized debt obligations	189,480	186,842	134,652	133,112
Government-sponsored commercial mortgage-backed securities	33,356	32,375	33,449	33,255
Government-sponsored commercial collateralized debt obligations	156,211	149,659	151,035	147,242
Asset-backed securities	110,777	111,189	166,559	167,139
Corporate debt securities	85,044	82,876	88,571	89,136
Obligations of states and political subdivisions	253,554	244,369	249,531	245,007
Total debt securities	1,057,279	1,031,277	1,059,443	1,050,370
Marketable equity securities, by sector:
Industrial	—	—	109	209
Oil and gas	—	—	131	208
Total marketable equity securities	—	—	240	417
Total available-for-sale securities	$1,057,279	$1,031,277	$1,059,683	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$12,280	$12,871
Government-sponsored residential mortgage-backed securities	—	—	1,318	1,429
Total held-to-maturity securities	$—	$—	$13,598	$14,300
During the three months ended March 31, 2018, the available-for-sale securities portfolio decreased $19.5 million to $1.03 billion, representing 14.6% of total assets at March 31, 2018, from $1.05 billion and 14.8% of total assets at December 31, 2017. The decrease is largely due to mark-to-market unrealized losses in the portfolio as a result of the increase in the general level of interest rates over the past quarter. The Company continues to maintain its barbell portfolio management strategy, with any purchases made focusing on maintaining the portfolio duration and ensuring credit diversification. Portfolio activity over the quarter largely consisted of transitioning out of securities with low yields and shortening weighted average lives, as well as repositioning into securities with better capital efficiency, risk weighting, and liquidity.
Accounting guidance requires the Company to designate its securities as held-to-maturity, available-for-sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of held-to-maturity or trading securities. Given the Company’s early adoption of FASB’s ASU 2017-12: Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, all securities that were previously classified as held-to-maturity at December 31, 2017 were considered pre-payable and were transfered over to the available-for-sale classification as of January 1, 2018. As of March 31, 2018, all of the company’s debt securities were classified as available-for-sale.
The Company held $872.1 million in securities that were in an unrealized loss position at March 31, 2018; $498.2 million of this total had been in an unrealized loss position for less than twelve months with the remaining $373.8 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company’s experience in our geographic areas we lend in allows us to look at a wide variety of commercial, mortgage, and consumer loans. Opportunities are initially reviewed to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review, we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports, or is accretive to, the Company’s return goals. Our systematic approach is intended to create better risk adjusted returns on capital. Through the Company’s Loan and Funds Management Policies, both approved by the Board of Directors, we set limits on loan size, relationship size, and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we diversify risk and create improved return on risk adjusted capital.
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
The Company purchases loans to enhance geographical diversification, enhance returns, and gain exposure to loan types that we are unwilling to make infrastructure investments in to originate ourselves. Loans purchased by the Company are underwritten by us, are generally serviced by others (“SBO”), and undergo a robust due diligence process. Management performs a vigorous due diligence exercise on the originator, and visits and observes first hand the servicer and its operational process and controls to ensure that the originator and servicer both meet the standards of the Company. Financial modeling includes reviewing prospective yields, costs associated with purchasing loans, including servicing fees and assumed loss rates to ensure that risk adjusted returns of the target portfolio are accretive to our return goals. The Company has set portfolio and capital limits on each of its purchased portfolios and has hired staff to oversee ongoing monitoring of the respective servicer and performance to ensure the portfolio performance is meeting our initial and ongoing expectations. In the event that our expectations are not met, the Company has many remedies at its disposal, including replacing the servicer, ending its relationship with the originator, and selling the entire target portfolio. Contractually, the Company has the ability to cross sell dissimilar products to customers in its purchased portfolios allowing us to develop a relationship using our existing online and mobile channels that support servicing and acquisition of our current and prospective clients without the need for a brick and mortar branch.
The table below displays the balances of the Company’s loan portfolio as of March 31, 2018 and December 31, 2017:

Loan Portfolio Analysis

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$442,938	8.2%	$445,820	8.3%
Investor non-owner occupied	1,842,898	34.3	1,854,459	34.7
Construction	84,717	1.6	78,083	1.5
Total commercial real estate loans	2,370,553	44.1	2,378,362	44.5

Commercial business loans	846,182	15.7	840,312	15.7

Consumer loans:
Residential real estate	1,235,197	22.9	1,204,401	22.6
Home equity	582,285	10.8	583,180	10.9
Residential construction	37,579	0.7	40,947	0.8
Other consumer	310,439	5.8	292,781	5.5
Total consumer loans	2,165,500	40.2	2,121,309	39.8
Total loans	5,382,235	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	14,724		14,794
Allowance for loan losses	(47,915)		(47,099)
Loans - net	$5,349,044		$5,307,678
As shown above, gross loans were $5.38 billion, an increase of $42.3 million, or 0.8%, at March 31, 2018 from December 31, 2017.
Total commercial real estate loans represent the largest segment of our loan portfolio at 44.1% of total loans and decreased $7.8 million, or 0.3%, to $2.37 billion from December 31, 2017. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of March 31, 2018, comprising 34.3% of total loans and OOCRE represents 8.2% of the portfolio. The Company intends to continue to increase the relative level of OOCRE while decreasing the relative level of Investor CRE to generate more favorable risk-adjusted returns when management is able to identify production that can enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $84.7 million at March 31, 2018, approximately $25.3 million of which is residential use and $59.4 million of which is commercial use, compared to total commercial real estate construction loans of $78.1 million at December 31, 2017, $25.9 million of which was residential use and $52.2 million of which was commercial use.
Commercial business loans increased $5.9 million to $846.2 million at March 31, 2018 from $840.3 million at December 31, 2017. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries of which the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on are franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three and eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2018, comprising 22.9% of total loans, an increase of $30.8 million from December 31, 2017. The Company had originations of both adjustable and fixed rate mortgages of $94.4 million during the first three months of 2018, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At March 31, 2018, the home equity portfolio totaled $582.3 million compared to $583.2 million at December 31, 2017. During the three months ended March 31, 2018, the Company purchased one HELOC portfolio totaling $20.3 million, compared to portfolios totaling $105.2 million for the year ended December 31, 2017. The total principal balance of the HELOC purchased portfolios outstanding at March 31, 2018 and December 31, 2017 were $249.5 million and $246.5 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2018 to maintain its existing exposure.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $37.6 million at March 31, 2018, compared to $40.9 million at December 31, 2017.
Other consumer loans totaled $310.4 million, or 5.8%, of the total loan portfolio at March 31, 2018. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At March 31, 2018 and December 31, 2017, $121.7 million and $130.9 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2018, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At March 31, 2018		At December 31, 2017
Non-performing loans as a percentage of total loans	0.59%		0.59%
Non-performing assets as a percentage of total assets	0.48%		0.48%
Net charge-offs as a percentage of average loans	0.08%	(1)	0.10%
Allowance for loan losses as a percentage of total loans	0.89%		0.88%
Allowance for loan losses to non-performing loans	150.94%		148.76%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2018 and December 31, 2017, loans totaling $382,000 and $953,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At March 31, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,326	6.9%	$1,664	4.9%
Investor commercial real estate	2,863	8.5	1,821	5.4
Construction	273	0.8	1,398	4.1
Commercial business	1,579	4.7	1,477	4.4
Residential real estate	11,663	34.6	11,824	35.0
Home equity	4,698	14.0	4,968	14.7
Other consumer loans	34	0.1	35	0.1
Total non-accrual loans, excluding troubled debt restructured loans	23,436	69.6%	23,187	68.6%
Troubled debt restructurings - non-accruing	8,308	24.7	8,475	25.0
Total non-performing loans	31,744	94.3	31,662	93.6
Other real estate owned	1,935	5.7	2,154	6.4
Total non-performing assets	$33,679	100.0%	$33,816	100.0%
As displayed in the table above, non-performing assets at March 31, 2018 decreased to $33.7 million compared to $33.8 million at December 31, 2017.
Non-accruing TDR loans decreased by $167,000 since December 31, 2017, due primarily to a decrease of $1.0 million in commercial business non-accruing TDR loans offset by increases in both construction and home equity non-accruing TDR loans of $763,000 and $121,000, respectively. The decrease in commercial business non-accruing TDRs is the result of charge offs and paydowns on loans as compared to December 31, 2017. The increase in construction non-accruing TDR loans is the result of one commercial relationship related to construction for a residential subdivision, which was previously reported as non-accrual and was modified during the quarter.
Home equity non-accrual loans decreased $270,000 to $4.7 million at March 31, 2018, as a result of slower movement of HELOCs into non-accrual status during the quarter.

Residential real estate non-accrual loans decreased $161,000 to $11.7 million at March 31, 2018. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
At March 31, 2018, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) increased $1.7 million and commercial business non-accrual loans increased $102,000. The movements in these categories were the result of several larger loans which impacted the totals within the categories.
Non-accrual construction loans decreased $1.1 million, primarily reflecting one commercial relationship totaling $273,000 which relates to construction for a residential subdivision. At December 31, 2017, non-accrual construction loans consisted of two commercial relationships and totaled $1.4 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended March 31, 2018.
The following table provides detail of TDR balances for the periods presented:

	At March 31, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$15,580	$14,249
Non-accrual status	8,308	8,475
Total recorded investment	$23,888	$22,724

Accruing TDRs performing under modified terms for more than one year	$7,529	$7,783
TDR allocated reserves included in the balance of allowance for loan losses	455	520
Additional funds committed to borrowers in TDR status	—	29

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
TDRs, beginning of period	$22,724	$23,352
New TDR status	4,146	1,543
Paydowns/draws on existing TDRs, net	(2,324)	(699)
Charge-offs post modification	(658)	(71)
TDRs, end of period	$23,888	$24,125

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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2018, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $47.9 million, or 0.89% of total loans, at March 31, 2018 as compared to an allowance for loan losses of $47.1 million, or 0.88% of total loans, at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2018 increased $100,000 to $1.8 million compared to December 31, 2017. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2018 and 2017.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At both March 31, 2018 and December 31, 2017, the reserve for unfunded credit commitments was $1.7 million.
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
The following table presents deposits by category as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Demand deposits	$753,575	$778,576
NOW accounts	818,710	794,828
Regular savings and club accounts	513,638	504,115
Money market accounts	1,397,854	1,325,754
Total core deposits	3,483,777	3,403,273
Time deposits	1,798,733	1,794,948
Total deposits	$5,282,510	$5,198,221
Deposits totaled $5.28 billion at March 31, 2018, an increase of $84.3 million compared to December 31, 2017. Core deposits increased $80.5 million, or 2.4%, from December 31, 2017 due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $263.8 million and $259.1 million at March 31, 2018 and December 31, 2017, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.53 billion and $1.54 billion at March 31, 2018 and December 31, 2017, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
FHLBB advances (1)	$913,963	$1,046,458
Subordinated debt (2)	80,017	79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	12,769	14,591
Other	3,986	4,049
Total borrowings	$1,030,735	$1,165,054
(1)FHLBB advances include $394,000 and $504,000 of purchase accounting discounts at March 31, 2018 and December 31, 2017, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.9 million at both March 31, 2018 and December 31, 2017, and $75.0 million of Subordinated Notes, net of associated deferred costs of $822,000 and $853,000 at March 31, 2018 and December 31, 2017, respectively.

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
Total FHLBB advances decreased $132.4 million to $913.6 million at March 31, 2018, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.05 billion at December 31, 2017. At March 31, 2018, $788.6 million of the Company’s $913.6 million outstanding FHLBB advances were at fixed coupons ranging from 0.99% to 3.75%, with a weighted average cost of 1.74%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The average cost of funds including these adjustable advances is 1.75%. FHLBB borrowings represented 12.9% and 14.7% of assets at March 31, 2018 and December 31, 2017, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at both March 31, 2018 and December 31, 2017. The outstanding borrowings at March 31, 2018 and December 31, 2017 consisted of two individual agreements with remaining terms of one year or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $12.8 million and $14.6 million at March 31, 2018 and December 31, 2017, respectively.
Subordinated debentures totaled $80.0 million at both March 31, 2018 and at December 31, 2017.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2018, $69.2 million of the Company’s assets were held in cash and cash equivalents compared to $88.7 million at December 31, 2017. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At March 31, 2018, the Company had $913.6 million in advances from the FHLBB and an additional available borrowing limit of $494.4 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $441.4 million at March 31, 2018. Internal policies limit wholesale borrowings to 40% of total assets, or $2.83 billion, at March 31, 2018. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $107.5 million at March 31, 2018. No federal funds purchased were outstanding at March 31, 2018.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of March 31, 2018, the Bank had pledged 26 commercial loans, with outstanding balances totaling $183.4 million. Based on the amount of pledged collateral, the Bank had available liquidity of $140.9 million.
At March 31, 2018, the Company had outstanding commitments to originate loans of $113.9 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $1.01 billion. At March 31, 2018, time deposits scheduled to mature in less than one year totaled $1.16 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets.

Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and the ability to obtain funding through capital market issuances, as evidenced by the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, payment of subordinated note interest, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 17, “Regulatory Matters” in the Company’s 2017 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2018, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2018 and December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, Management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At March 31, 2018
300 basis point increase in rates	(0.70)%	(4.36)%
150 basis point ramp in rates	5.16%	5.76%
50 basis point decrease in rates	(3.83)%	(5.13)%

At December 31, 2017
300 basis point increase in rates	(0.01)%	(6.52)%
150 basis point ramp in rates	5.06%	4.31%
50 basis point decrease in rates	(4.09)%	(5.33)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2018, income at risk (i.e., the change in net interest income) decreased 0.70% and decreased 3.83% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 5.16% over the 12-month simulation horizon. The change in sensitivities, as compared to December 31, 2017, is considered stable and is the result of continued investments in shorter duration assets. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2018.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended March 31, 2018:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1 - 31, 2018	25,000	16.78	5,146,915	1,143,536
February 1 - 28, 2018	69,900	16.19	5,216,815	1,073,636
March 1 - 31, 2018	—	—	5,216,815	1,073,636
Total	94,900	$16.35	5,216,815	1,073,636
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of March 31, 2018, there were 1,073,636 maximum shares that may yet be purchased under this publicly announced plan.

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

3.2	The Bylaws, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2018)
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
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 5, 2016)

10.22
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and John J. Smith effective January 19, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 5, 2017)

14.0
United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy Employees (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)

21.0
Subsidiaries of United Financial Bancorp, Inc. and United Bank (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018)

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
Date: May 4, 2018