Form 10-Q
period 2018-06-30
United Financial Bancorp, Inc.
filed 2018-08-02
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Asylum Street, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 51,124,712 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and due from banks	$62,188	$56,661
Short-term investments	46,987	32,007
Total cash and cash equivalents	109,175	88,668
Available-for-sale securities - at fair value	1,006,135	1,050,787
Held-to-maturity securities - at amortized cost	—	13,598
Loans held for sale	85,458	114,073
Loans receivable (net of allowance for loan losses of $49,163 at June 30, 2018 and $47,099 at December 31, 2017)	5,441,766	5,307,678
Federal Home Loan Bank of Boston stock	46,734	50,194
Accrued interest receivable	23,209	22,332
Deferred tax asset, net	30,190	25,656
Premises and equipment, net	67,614	67,508
Goodwill	115,281	115,281
Core deposit intangible	3,849	4,491
Cash surrender value of bank-owned life insurance	180,490	148,300
Other assets	98,695	105,593
Total assets	$7,208,596	$7,114,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$770,982	$778,576
Interest-bearing	4,622,394	4,419,645
Total deposits	5,393,376	5,198,221
Mortgagors’ and investors’ escrow accounts	14,526	7,545
Advances from the Federal Home Loan Bank	925,413	1,046,458
Other borrowings	116,483	118,596
Accrued expenses and other liabilities	56,921	50,011
Total liabilities	6,506,719	6,420,831

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 51,117,349 and 51,044,752 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively)	539,006	537,576
Additional paid-in capital	4,559	4,713
Unearned compensation - ESOP	(5,352)	(5,466)
Retained earnings	190,304	168,345
Accumulated other comprehensive loss, net of tax	(26,640)	(11,840)
Total stockholders’ equity	701,877	693,328
Total liabilities and stockholders’ equity	$7,208,596	$7,114,159

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$57,958	$49,674	$112,738	$96,167
Securities - taxable interest	5,969	5,793	11,467	11,303
Securities - non-taxable interest	2,354	2,355	4,783	4,609
Securities - dividends	736	689	1,373	1,497
Interest-bearing deposits	113	51	263	152
Total interest and dividend income	67,130	58,562	130,624	113,728
Interest expense:
Deposits	12,864	7,603	23,891	14,422
Borrowed funds	6,085	4,631	12,009	8,681
Total interest expense	18,949	12,234	35,900	23,103
Net interest income	48,181	46,328	94,724	90,625
Provision for loan losses	2,350	2,292	4,289	4,580
Net interest income after provision for loan losses	45,831	44,036	90,435	86,045
Non-interest income:
Service charges and fees	6,542	7,184	12,701	12,829
Gain on sales of securities, net	62	95	178	552
Income from mortgage banking activities	846	1,830	2,575	3,151
Bank-owned life insurance income	1,671	1,149	3,317	2,356
Net loss on limited partnership investments	(960)	(638)	(1,550)	(718)
Other income	199	206	428	388
Total non-interest income	8,360	9,826	17,649	18,558
Non-interest expense:
Salaries and employee benefits	22,113	19,574	43,311	39,304
Service bureau fees	2,165	2,293	4,383	4,623
Occupancy and equipment	4,668	3,657	9,617	8,126
Professional fees	1,105	952	2,269	2,261
Marketing and promotions	1,189	1,237	1,874	1,949
FDIC insurance assessments	735	796	1,474	1,475
Core deposit intangible amortization	305	353	642	738
Other	6,090	6,467	11,536	11,775
Total non-interest expense	38,370	35,329	75,106	70,251
Income before income taxes	15,821	18,533	32,978	34,352
Provision for income taxes	175	2,333	1,545	4,426
Net income	$15,646	$16,200	$31,433	$29,926

Net income per share:
Basic	$0.31	$0.32	$0.62	$0.60
Diluted	$0.31	$0.32	$0.62	$0.59
Weighted-average shares outstanding:
Basic	50,504,273	50,217,212	50,489,689	50,237,406
Diluted	50,974,283	50,839,091	50,985,520	50,887,124

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$15,646	$16,200	$31,433	$29,926
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains	(6,033)	5,082	(23,023)	9,062
Reclassification adjustment for gains realized in operations (1)	(62)	(95)	(178)	(552)
Net unrealized (losses) gains	(6,095)	4,987	(23,201)	8,510
Tax effect - benefit (expense)	1,340	(1,792)	5,273	(3,057)
Net-of-tax amount - securities available-for-sale	(4,755)	3,195	(17,928)	5,453
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	2,451	(2,100)	6,883	(1,942)
Reclassification adjustment for losses recognized in interest expense (2)	84	363	429	803
Net unrealized gains (losses)	2,535	(1,737)	7,312	(1,139)
Tax effect - (expense) benefit	(560)	625	(1,612)	410
Net-of-tax amount - interest rate swaps	1,975	(1,112)	5,700	(729)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	2	1	4	3
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	123	143	246	286
Net change in gains and prior service costs	125	144	250	289
Tax effect - expense	(28)	(52)	(55)	(104)
Net-of-tax amount - pension and post-retirement plans	97	92	195	185
Total other comprehensive (loss) income	(2,683)	2,175	(12,033)	4,909
Comprehensive income	$12,963	$18,375	$19,400	$34,835

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $14 and $34 for the three months ended June 30, 2018 and 2017, respectively. Income tax expense associated with the reclassification adjustment was $39 and $199 for the six months ended June 30, 2018 and 2017, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the three months ended June 30, 2018 and 2017 was $19 and $131, respectively. Income tax benefit associated with the reclassification adjustment for the six months ended June 30, 2018 and 2017 was $95 and $289, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the three months ended June 30, 2018 and 2017 was $27 and $52, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the six months ended June 30, 2018 and 2017 was $54 and $103, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328
Adoption of ASU No. 2016-01 (see Note 3)	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02 (see Note 10)	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	31,433	(12,033)	19,400
Common stock repurchased	(94,900)	(1,551)	—	—	—	—	(1,551)
Stock-based compensation expense	—	—	1,417	—	—	—	1,417
ESOP shares released or committed to be released	—	—	77	114	—	—	191
Shares issued for stock options exercised	172,794	2,973	(1,538)	—	—	—	1,435
Shares issued for restricted stock grants	8,763	147	(147)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(8,340)	(139)	139	—	—	—	—
Cancellation of shares for tax withholding	(5,720)	—	(102)	—	—	—	(102)
Dividends paid ($0.24 per common share)	—	—	—	—	(12,241)	—	(12,241)
Balance at June 30, 2018	51,117,349	$539,006	$4,559	$(5,352)	$190,304	$(26,640)	$701,877

Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	29,926	4,909	34,835
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	1,486	—	—	—	1,486
ESOP shares released or committed to be released	—	—	83	114	—	—	197
Shares issued for stock options exercised and SARs	74,522	1,337	(564)	—	—	—	773
Shares issued for restricted stock grants	1,098	45	(45)	—	—	—	—
Cancellation of shares for tax withholding	(14,259)	—	(197)	—	—	—	(197)
Dividends paid ($0.24 per common share)	—	—	—	—	(12,184)	—	(12,184)
Balance at June 30, 2017	50,768,032	$531,918	$7,990	$(5,580)	$155,580	$(10,444)	$679,464

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$31,433	$29,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	2,157	2,053
Amortization of intangible assets and purchase accounting marks, net	681	654
Amortization of subordinated debt issuance costs	63	63
Stock-based compensation expense	1,417	1,486
ESOP expense	191	197
Provision for loan losses	4,289	4,580
Gains on sales of securities, net	(178)	(552)
Net unrealized loss on marketable equity securities	1	—
Loans originated for sale	(170,922)	(208,158)
Principal balance of loans sold	199,537	113,188
Increase in mortgage servicing asset	(1,946)	(68)
Gain on sales of other real estate owned	(78)	(107)
Net change in mortgage banking fair value adjustments	1,144	(3,139)
(Gain) loss on disposal of equipment	68	(42)
Write-downs of other real estate owned	218	231
Depreciation and amortization of premises and equipment	3,769	2,792
Net loss on limited partnership investments	1,550	718
Deferred income tax (benefit) expense	(928)	10,177
Increase in cash surrender value of bank-owned life insurance	(2,882)	(2,348)
Income recognized from death benefits on bank-owned life insurance	(435)	(8)
Net change in:
Deferred loan fees and premiums	(708)	(3,777)
Accrued interest receivable	(877)	(980)
Other assets	(11,700)	(23,086)
Accrued expenses and other liabilities	7,165	144
Net cash provided by (used in) operating activities	63,029	(76,056)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	58,652	184,484
Proceeds from calls and maturities of available-for-sale securities	26,065	64,840
Principal payments on available-for-sale securities	33,669	35,325
Principal payments on held-to-maturity securities	—	228
Purchases of available-for-sale securities	(85,557)	(308,423)
Redemption of FHLBB and other restricted stock	6,940	2,512
Purchase of FHLBB stock	(3,480)	(2,179)
Proceeds from sale of other real estate owned	1,635	761
Purchases of loans	(144,913)	(72,035)
Loan originations, net of principal repayments	4,315	(81,360)
Proceeds from bank-owned life insurance death benefits	1,082	—
Purchases of bank-owned life insurance	(30,000)	—
Proceeds from redemption of bank-owned life insurance	26,292	—
Purchases of premises and equipment	(3,977)	(6,208)
Proceeds from sales of equipment	—	707
Net cash used in investing activities	(109,277)	(181,348)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	(7,594)	13,867
Net increase in interest-bearing deposits	202,871	268,829
Net increase in mortgagors’ and investors’ escrow accounts	6,981	1,691
Net decrease in short-term FHLBB advances	(91,000)	(105,000)
Repayments of long-term FHLBB advances	(775)	(757)
Repayments of called FHLBB advances	(30,000)	(45,000)
Proceeds from long-term FHLBB advances	950	95,000
Net change in other borrowings	(2,219)	25,601
Proceeds from exercise of stock options	1,435	773
Common stock repurchased	(1,551)	(1,312)
Cancellation of shares for tax withholding	(102)	(197)
Cash dividend paid on common stock	(12,241)	(12,184)
Net cash provided by financing activities	66,755	241,311
Net increase (decrease) in cash and cash equivalents	20,507	(16,093)
Cash and cash equivalents, beginning of period	88,668	90,944
Cash and cash equivalents, end of period	$109,175	$74,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$34,989	$23,802
Income taxes, net	1,135	3,003
Transfer of loans to other real estate owned	1,476	765
Change in due to broker, investment purchases	—	(6)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Hartford, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 54 banking offices, its commercial loan production offices, its mortgage loan production offices, 66 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
Basis of Presentation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Wealth Management, Inc., United Bank Investment Sub, Inc., UCB Securities, Inc. II, UB Properties, LLC, United Financial Realty HC, Inc. and United Financial Business Trust I.
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
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Compensation
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as a part of its Simplification Initiative. Under this guidance, the inclusion of share-based payments for nonemployees as payment for goods or services will be added under the scope of Topic 718. Recognition for costs of issuance of share-based payments to nonemployees is expected to be similar to how companies recognize these same costs for employees. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than the Company’s adoption of Topic 606. This ASU is not expected to have a significant impact to the Company’s Consolidated Financial Statements.
Receivables
In March 2017, the FASB issued ASU No. 2017-08 Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds will be amortized to the bond’s earliest call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of June 30, 2018, this ASU is expected to have an impact of reducing premiums on callable debt securities by approximately $9.5 million (pre-tax), with the offset being a reduction in retained earnings upon initial adoption.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are U.S. Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this Update may be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.  The Company is evaluating the provisions of ASU No. 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements which is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has implemented a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and the Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. Additionally, the committee has identified and is in the process of testing a third-party software solution and has engaged outside consultants to aide in education and process development for estimating expected losses under the new guidance.
Leases
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which introduces a lessee model that requires most leases to be recognized on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. It is required that entities recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. As of June 30, 2018, the Company’s future minimum lease commitments totaled $66.8 million. The Company has established a working group which includes the Director of Accounting, Director of Tax and Accounting Policy and the Controller in order to assess the impact of the requirements of the new guidance, however, the Company does not expect the present value of the future lease payments to have a material impact on the Company’s Consolidated Financial Statements.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities classified as available-for-sale and held-to-maturity at June 30, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$222,145	$75	$(6,260)	$215,960
Government-sponsored residential collateralized debt obligations	182,352	11	(3,296)	179,067
Government-sponsored commercial mortgage-backed securities	33,262	4	(1,478)	31,788
Government-sponsored commercial collateralized debt obligations	159,173	—	(7,652)	151,521
Asset-backed securities	105,361	426	(749)	105,038
Corporate debt securities	83,510	69	(3,554)	80,025
Obligations of states and political subdivisions	252,429	560	(10,253)	242,736
Total available-for-sale debt securities	$1,038,232	$1,145	$(33,242)	$1,006,135

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$235,646	$779	$(946)	$235,479
Government-sponsored residential collateralized debt obligations	134,652	16	(1,556)	133,112
Government-sponsored commercial mortgage-backed securities	33,449	7	(201)	33,255
Government-sponsored commercial collateralized debt obligations	151,035	—	(3,793)	147,242
Asset-backed securities	166,559	1,253	(673)	167,139
Corporate debt securities	88,571	1,104	(539)	89,136
Obligations of states and political subdivisions	249,531	1,436	(5,960)	245,007
Total debt securities	1,059,443	4,595	(13,668)	1,050,370
Marketable equity securities, by sector:
Industrial	109	100	—	209
Oil and gas	131	77	—	208
Total marketable equity securities	240	177	—	417
Total available-for-sale securities	$1,059,683	$4,772	$(13,668)	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,280	$679	$(88)	$12,871
Government-sponsored residential mortgage-backed securities	1,318	111	—	1,429
Total held-to-maturity securities	$13,598	$790	$(88)	$14,300

At June 30, 2018, the net unrealized loss on securities available-for-sale of $32.1 million, net of an income tax benefit of $7.1 million, or $25.0 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
Effective January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves and simplifies the accounting rules around hedge accounting. As allowed by the ASU, upon adoption, the Company transferred its held-to-maturity portfolio to its available-for-sale portfolio.
The amortized cost and fair value of debt securities at June 30, 2018 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	13,836	13,612
After 5 years through 10 years	83,658	79,651
After 10 years	238,445	229,498
	335,939	322,761
Government-sponsored residential mortgage-backed securities	222,145	215,960
Government-sponsored residential collateralized debt obligations	182,352	179,067
Government-sponsored commercial mortgage-backed securities	33,262	31,788
Government-sponsored commercial collateralized debt obligations	159,173	151,521
Asset-backed securities	105,361	105,038
Total available-for-sale debt securities	$1,038,232	$1,006,135

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities to be recorded in the Consolidated Statement of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one time adjustment that increased retained earnings and decreased accumulated other comprehensive income as of January 1, 2018 by $177,000. For the three and six month ended June 30, 2018, there were $24,000 and $1,000, respectively, in unrealized losses recognized in other income in the Consolidated Statement of Net Income on marketable equity securities. At June 30, 2018, the fair value of marketable equity securities was $417,000, which includes gross unrealized gains of $176,000, and is included in other assets on the Consolidated Statement of Condition.
At June 30, 2018 and December 31, 2017, the Company had securities with a fair value of $467.6 million and $469.4 million, respectively, pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
For the three months ended June 30, 2018 and 2017, gross gains of $71,000 and $521,000 were realized on the sales of available-for-sale securities, respectively. For the six months ended June 30, 2018 and 2017, gross gains of $418,000 and $2.3 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $9,000 and $426,000 realized on the sale of available-for-sale securities for the three months ended June 30, 2018 and 2017, respectively. There were gross losses of $240,000 and $1.7 million realized on the sale of available-for-sale securities for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of June 30, 2018, the fair value of the obligations of states and political subdivisions portfolio was $242.7 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $242.7 million, $104.4 million were representative of general obligation bonds, for which $58.0 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$138,454	$(3,463)	$76,253	$(2,797)	$214,707	$(6,260)
Government-sponsored residential collateralized debt obligations	121,891	(1,782)	46,849	(1,514)	168,740	(3,296)
Government-sponsored commercial mortgage-backed securities	17,075	(869)	13,583	(609)	30,658	(1,478)
Government-sponsored commercial collateralized debt obligations	39,753	(1,168)	111,768	(6,484)	151,521	(7,652)
Asset-backed securities	55,883	(722)	2,506	(27)	58,389	(749)
Corporate debt securities	59,486	(2,595)	12,953	(959)	72,439	(3,554)
Obligations of states and political subdivisions	109,591	(2,441)	114,843	(7,812)	224,434	(10,253)
Total available-for-sale debt securities	$542,133	$(13,040)	$378,755	$(20,202)	$920,888	$(33,242)

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$41,961	$(203)	$83,545	$(743)	$125,506	$(946)
Government-sponsored residential collateralized debt obligations	82,758	(740)	43,359	(816)	126,117	(1,556)
Government-sponsored commercial mortgage-backed securities	21,196	(74)	10,895	(127)	32,091	(201)
Government-sponsored commercial collateralized debt obligations	27,965	(291)	119,277	(3,502)	147,242	(3,793)
Asset-backed securities	64,259	(602)	4,756	(71)	69,015	(673)
Corporate debt securities	25,403	(257)	10,764	(282)	36,167	(539)
Obligations of states and political subdivisions	26,341	(312)	116,624	(5,648)	142,965	(5,960)
Total available-for-sale securities	$289,883	$(2,479)	$389,220	$(11,189)	$679,103	$(13,668)

Held-to-Maturity:
Debt securities:
Obligations of states and political subdivisions	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Total held-to-maturity securities	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Of the available-for-sale securities summarized above as of June 30, 2018, 138 securities had unrealized losses equaling 2.3% of the amortized cost basis for less than twelve months and 104 securities had unrealized losses of 5.1% of the amortized cost basis for twelve months or more. As of December 31, 2017, of the available-for sale securities, 75 securities had unrealized losses of less than 1.0% of the amortized cost basis for less than twelve months and 100 securities had unrealized losses equaling 2.8% of the amortized cost basis for twelve months or more. There was one unrealized loss of $88,000 on a debt security held-to-maturity at December 31, 2017.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of June 30, 2018 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2018.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$418,338	7.6%	$445,820	8.3%
Investor non-owner occupied	1,927,960	35.2	1,854,459	34.7
Construction	82,883	1.5	78,083	1.5
Total commercial real estate loans	2,429,181	44.3	2,378,362	44.5

Commercial business loans	841,142	15.4	840,312	15.7

Consumer loans:
Residential real estate	1,252,001	22.9	1,204,401	22.6
Home equity	588,638	10.7	583,180	10.9
Residential construction	32,063	0.6	40,947	0.8
Other consumer	332,402	6.1	292,781	5.5
Total consumer loans	2,205,104	40.3	2,121,309	39.8
Total loans	5,475,427	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	15,502		14,794
Allowance for loan losses	(49,163)		(47,099)
Loans - net	$5,441,766		$5,307,678

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
At June 30, 2018, the Company had an allowance for loan losses of $49.2 million, or 0.90%, of total loans as compared to an allowance for loan losses of $47.1 million, or 0.88%, of total loans at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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

The following table presents the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
June 30, 2018
Loans rated 1-5	$391,166	$1,900,513	$109,853	$806,890	$1,234,870	$582,329	$330,875
Loans rated 6	9,492	11,691	4,129	22,939	2,460	102	—
Loans rated 7	17,680	15,756	964	11,313	14,671	6,207	1,527
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$418,338	$1,927,960	$114,946	$841,142	$1,252,001	$588,638	$332,402

December 31, 2017
Loans rated 1-5	$423,720	$1,829,762	$117,583	$811,604	$1,186,753	$576,592	$292,386
Loans rated 6	4,854	10,965	49	15,816	1,948	89	—
Loans rated 7	17,246	13,732	1,398	12,892	15,700	6,499	395
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781

Activity in the allowance for loan losses for the periods ended June 30, 2018 and 2017 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2018
Balance, beginning of period	$3,927	$15,983	$1,633	$10,981	$7,785	$3,217	$2,544	$1,845	$47,915
Provision (credit) for loan losses	(76)	1,238	(135)	104	219	35	880	85	2,350
Loans charged off	—	(16)	—	(582)	(69)	(75)	(597)	—	(1,339)
Recoveries of loans previously charged off	—	16	—	23	21	69	108	—	237
Balance, end of period	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163

Three Months Ended June 30, 2017
Balance, beginning of period	$3,818	$14,715	$1,857	$9,151	$7,629	$2,910	$1,788	$1,436	$43,304
Provision (credit) for loan losses	(33)	907	(125)	651	336	142	314	100	2,292
Loans charged off	(99)	(175)	(30)	(250)	(177)	(59)	(252)	—	(1,042)
Recoveries of loans previously charged off	—	90	—	307	40	13	58	—	508
Balance, end of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062

Six Months Ended June 30, 2018
Balance, beginning of period	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision (credit) for loan losses	97	1,332	(82)	900	422	287	1,148	185	4,289
Loans charged off	—	(80)	(21)	(1,235)	(250)	(424)	(1,022)	—	(3,032)
Recoveries of loans previously charged off	—	53	—	253	90	125	286	—	807
Balance, end of period	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163

Six Months Ended June 30, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	20	986	(49)	1,692	302	398	1,151	80	4,580
Loans charged off	(99)	(417)	(162)	(953)	(368)	(278)	(739)	—	(3,016)
Recoveries of loans previously charged off	—	99	—	390	40	28	143	—	700
Balance, end of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2018 and December 31, 2017 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$200	$52	$—	$—	$—	$252
Allowance related to loans collectively evaluated and not deemed impaired	3,851	17,221	1,498	10,326	7,904	3,246	2,935	1,930	48,911
Total allowance for loan losses	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163

Loans deemed impaired	$2,784	$8,817	$1,520	$3,969	$17,636	$8,170	$533	$—	$43,429
Loans not deemed impaired	415,554	1,918,939	113,426	837,173	1,233,117	580,468	330,798	—	5,429,475
Loans acquired with deteriorated credit quality	—	204	—	—	1,248	—	1,071	—	2,523
Total loans	$418,338	$1,927,960	$114,946	$841,142	$1,252,001	$588,638	$332,402	$—	$5,475,427

December 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$60	$—	$—	$400	$60	$—	$—	$—	$520
Allowance related to loans collectively evaluated and not deemed impaired	3,694	15,916	1,601	10,208	7,634	3,258	2,523	1,745	46,579
Total allowance for loan losses	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099

Loans deemed impaired	$2,300	$8,414	$2,273	$5,681	$18,301	$8,547	$395	$—	$45,911
Loans not deemed impaired	443,520	1,845,815	116,757	834,631	1,186,100	574,633	290,898	—	5,292,354
Loans acquired with deteriorated credit quality	—	230	—	—	—	—	1,488	—	1,718
Total loans	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781	$—	$5,339,983
Management has established the allowance for loan loss in accordance with GAAP at June 30, 2018 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2018 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2018 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2018 and December 31, 2017, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
June 30, 2018
Owner-occupied CRE	$1,491	$—	$1,104	$2,595	$—	$2,236
Investor CRE	610	458	1,272	2,340	271	2,400
Construction	—	—	964	964	—	964
Commercial business loans	2,335	658	2,234	5,227	2	3,346
Residential real estate	3,247	1,607	6,646	11,500	1,248	13,838
Home equity	877	1,003	3,105	4,985	—	6,177
Other consumer	443	94	557	1,094	101	456
Total	$9,003	$3,820	$15,882	$28,705	$1,622	$29,417

December 31, 2017
Owner-occupied CRE	$1,195	$455	$1,297	$2,947	$—	$1,735
Investor CRE	849	92	1,212	2,153	206	1,821
Construction	—	—	1,398	1,398	—	1,398
Commercial business loans	1,069	3,465	1,219	5,753	650	4,987
Residential real estate	3,187	2,297	5,633	11,117	—	14,860
Home equity	1,319	498	3,281	5,098	—	6,466
Other consumer	947	241	491	1,679	97	395
Total	$8,566	$7,048	$14,531	$30,145	$953	$31,662
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,784	$3,565	$—	$2,183	$2,891	$—
Investor CRE	8,817	9,081	—	8,414	8,577	—
Construction	1,520	2,776	—	2,273	2,658	—
Commercial business loans	1,995	2,502	—	2,446	3,317	—
Residential real estate	16,001	17,695	—	16,645	17,929	—
Home equity	8,170	9,431	—	8,547	9,583	—
Other consumer	533	533	—	395	398	—
Total	39,820	45,583	—	40,903	45,353	—

Impaired loans with a valuation allowance:
Owner-occupied CRE	$—	$—	$—	$117	$117	$60
Commercial business loans	1,974	3,585	200	3,235	3,767	400
Residential real estate	1,635	1,690	52	1,656	1,711	60
Total	3,609	5,275	252	5,008	5,595	520
Total impaired loans	$43,429	$50,858	$252	$45,911	$50,948	$520

The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,866	$41	$2,919	$29
Investor CRE	9,060	93	10,370	118
Construction	1,497	5	1,950	10
Commercial business loans	4,338	26	8,276	90
Residential real estate	18,918	164	17,707	184
Home equity	8,239	59	7,893	59
Other consumer	459	—	1,229	—
Total	$45,377	$388	$50,344	$490

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Owner-occupied CRE	$2,677	$73	$3,056	$60
Investor CRE	8,845	202	10,230	206
Construction	1,756	15	2,408	22
Commercial business loans	4,786	78	8,121	234
Residential real estate	18,712	371	17,326	396
Home equity	8,341	137	7,565	117
Other consumer	438	—	1,559	—
	$45,555	$876	$50,265	$1,035
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
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$14,012	$14,249
Non-accrual status	7,330	8,475
Total recorded investment in TDRs	$21,342	$22,724

Accruing TDRs performing under modified terms more than one year	$13,123	$7,783
Specific reserves for TDRs included in the balance of allowance for loan losses	$252	$520
Additional funds committed to borrowers in TDR status	$14	$29

Loans restructured as TDRs during the three and six months ended June 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended			Six Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
June 30, 2018
Construction	—	$—	$—	1	$965	$965
Residential real estate	1	29	29	5	2,890	2,890
Home equity	2	109	123	6	429	443
Total TDRs	3	$138	$152	12	$4,284	$4,298

June 30, 2017
Investor CRE	1	$5,038	$5,038	1	$5,038	$5,038
Commercial business	1	—	—	3	$247	$247
Residential real estate	3	522	522	3	522	522
Home equity	4	176	176	14	1,472	1,479
Total TDRs	9	$5,736	$5,736	21	$7,279	$7,286
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended June 30,
	2018			2017
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$—	$—	$—	$5,308
Residential real estate	—	—	29	155	220	147	—
Home equity	—	109	—	—	149	27	—
Total	$—	$109	$29	$155	$369	$174	$5,308

	Six Months Ended June 30,
	2018			2017
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$—	$—	$—	$5,038
Construction	965	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	247
Residential real estate	—	—	2,890	155	220	147	—
Home equity	61	368	—	312	446	714	—
	$1,026	$368	$2,890	$467	$666	$861	$5,285

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	June 30, 2018		June 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Investor CRE	1	$204	—	$—
Residential real estate	1	399	—	—
Home equity	2	560	1	63
Total	4	$1,163	1	$63
The majority of restructured loans were on accrual status as of June 30, 2018 and December 31, 2017. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.35 billion and $1.25 billion as of June 30, 2018 and December 31, 2017, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the three and six months ended June 30, 2018, the Company received servicing income of $679,000 and $1.4 million, compared to $534,000 and $1.1 million for the same periods in 2017. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2018 and December 31, 2017 was determined using pretax internal rates of return ranging from 11.7% to 13.7% and 9.7% to 11.7%, for the respective periods, and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 142 and 180, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$13,333	$10,284	$11,733	$10,104
Change in fair value recognized in net income	(609)	(670)	210	(930)
Issuances	955	558	1,736	998
Fair value of mortgage servicing rights at end of period	$13,679	$10,172	$13,679	$10,172

Note 5.	Goodwill and Core Deposit Intangibles
The carrying value of goodwill was $115.3 million at both June 30, 2018 and December 31, 2017. The changes in the carrying amount of core deposit intangible assets are summarized as follows:

Core Deposit Intangibles
(In thousands)
Balance at December 31, 2016	$5,902
Amortization expense	(1,411)
Balance at December 31, 2017	$4,491
Amortization expense	(642)
Balance at June 30, 2018	$3,849

Estimated amortization expense for the years ending December 31,
2018 (remaining six months)	$577
2019	1,026
2020	834
2021	642
2022	449
2023 and thereafter	321
Total remaining	$3,849
In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $305,000 and $353,000 for the three months ended June 30, 2018 and 2017, respectively, and was $642,000 and $738,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2018 and December 31, 2017 are summarized below:

	June 30, 2018		December 31, 2017
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2018	$837,759	2.10%	$929,274	1.56%
2019	75,000	1.76	75,000	1.76
2020	8,000	2.33	8,000	2.33
2021	—	—	—	—
2022	—	—	—	—
Thereafter	4,370	2.54	33,680	1.14
	$925,129	2.07%	$1,045,954	1.57%
The total carrying value of FHLBB advances at June 30, 2018 was $925.4 million, which includes a remaining fair value adjustment of $284,000 on acquired advances. At December 31, 2017, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $504,000.
At June 30, 2018, one advance totaling $5.0 million with an interest rate of 3.75%, which is scheduled to mature in 2018, is callable by the FHLBB. All advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $1.65 billion and $2.28 billion at June 30, 2018 and December 31, 2017, respectively.

In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at June 30, 2018 and December 31, 2017. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At June 30, 2018, the Company could borrow immediately an additional $441.2 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$80,079	$79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	12,482	14,591
Other	3,922	4,049
Total other borrowings	$116,483	$118,596
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense. The carrying value, net of issuance costs, totaled $74.2 million and $74.1 million at June 30, 2018 and December 31, 2017, respectively.
The Company assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million in a merger in 2014. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.9 million at June 30, 2018. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of June 30, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
June 30, 2018
Repurchase Agreements
U.S. Agency Securities	$12,482	$20,000	$—	$—	$32,482

December 31, 2017
Repurchase Agreements
U.S. Agency Securities	$14,591	$10,000	$10,000	$—	$34,591
At both June 30, 2018 and December 31, 2017, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million. The outstanding advances at June 30, 2018 consisted of two individual borrowings with remaining terms of one year or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2017 consisted of two individual borrowings with remaining terms of two years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $23.1 million and $23.0 million as collateral for these borrowings at June 30, 2018 and December 31, 2017, respectively.

Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of June 30, 2018 and December 31, 2017, retail repurchase agreements totaled $12.5 million and $14.6 million, respectively. The Company pledged investment securities with a market value of $26.7 million and $28.8 million as collateral for these borrowings at June 30, 2018 and December 31, 2017, respectively.
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
Other
At June 30, 2018 and December 31, 2017, other borrowings consist of capital lease obligations the Company has for three of its leased banking branches. At June 30, 2018 and December 31, 2017, the balance of capital lease obligations totaled $3.9 million and $4.0 million, respectively.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $426.3 million at a cost of 1.99% at June 30, 2018 and $389.1 million at a cost of 1.32% at December 31, 2017. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $115.0 million and $107.5 million at June 30, 2018 and December 31, 2017, respectively.

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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2018 and December 31, 2017 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$100,000	7.30	TBD	(1)	2.62%		$1,624
Interest rate swaps	295,000	3.58	2.32%		2.47%		3,660
Non-hedging derivatives:
Forward loan sale commitments	126,024	0.00					(230)
Derivative loan commitments	42,265	0.00					579
Interest rate swap	7,500	8.04					(871)
Loan level swaps - dealer(3)	655,670	7.13	3.86%		4.08%		13,620
Loan level swaps - borrowers(3)	655,670	7.13	4.08%		3.86%		(13,625)
Forward starting loan level swaps - dealer(3)	8,000	9.20	TBD	(4)	5.11%		(114)
Forward starting loan level swaps - borrower(3)	8,000	9.20	5.11%		TBD	(4)	114
Total	$1,898,129						$4,757

December 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.88	TBD	(1)	2.45%		$(292)
Interest rate swaps	175,000	4.57	1.35%		2.41%		(1,736)
Fair value hedges:
Interest rate swaps	10,000	0.47	1.00%		1.51%	(2)	(28)
Non-hedging derivatives:
Forward loan sale commitments	137,670	0.00					(92)
Derivative loan commitments	24,430	0.00					530
Interest rate swap	7,500	8.54					(615)
Loan level swaps - dealer(3)	603,447	7.31	3.25%		3.99%		(3,183)
Loan level swaps - borrowers(3)	603,447	7.31	3.99%		3.25%		3,174
Forward starting loan level swaps - dealer(3)	8,000	9.70	TBD	(4)	5.11%		105
Forward starting loan level swaps - borrower(3)	8,000	9.70	5.11%		TBD	(4)	(105)
Total	$1,627,494						$(2,242)

(1)
The receiver leg of the cash flow hedges is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for these forward starting cash flow hedges is September 13, 2018.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $287,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2018, the Company had ten outstanding interest rate derivatives with a notional value of $395.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and six months ended June 30, 2018 and 2017, the Company recognized a negligible net impact to interest expense.
As of June 30, 2018, the Company had no outstanding interest rate derivatives that were designated as a fair value hedge of interest rate risk.
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
As of June 30, 2018, the Company had 90 borrower-facing interest rate derivatives with an aggregate notional amount of $655.7 million and 90 broker derivatives with an aggregate notional value amount of $655.7 million related to this program.
As of June 30, 2018, the Company had six risk participation agreements with three counterparties related to a loan level interest rate swap with six of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Three agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At June 30, 2018, the notional amount of these risk participation agreements was $20.7 million, reflecting the counterparty participation of 36.3%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At June 30, 2018, the notional amount of the remaining three risk participation agreements was $24.5 million, reflecting the counterparty participation level of 36.7%.

Forward Starting Loan Level Swaps
As of June 30, 2018, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with a notional amount of $8.0 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of June 30, 2018, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2018 and December 31, 2017:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2018	Dec 31, 2017	Balance Sheet Location	Jun 30, 2018	Dec 31, 2017
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$5,284	$36	Other Liabilities	$—	$2,064
Interest rate swap - fair value hedge	Other Assets	—	—	Other Liabilities	—	28
Total derivatives designated as hedging instruments		$5,284	$36		$—	$2,092
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$41	$12	Other Liabilities	$271	$104
Derivative loan commitments	Other Assets	579	530	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	871	615
Interest rate swap - with customers	Other Assets	1,767	7,117	Other Liabilities	15,392	3,943
Interest rate swap - with counterparties	Other Assets	15,389	3,941	Other Liabilities	1,769	7,124
Forward starting loan level swap	Other Assets	114	105	Other Liabilities	114	105
Total derivatives not designated as hedging		$17,890	$11,705		$18,417	$11,891
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and six months ended June 30, 2018 and 2017:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$2,451	$(2,100)	$6,883	$(1,942)

	Amount of Losses Reclassified from AOCI into Expense (Effective Portion)		Amount of Losses Reclassified from AOCI into Expense (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$84	$363	$429	$803

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and six months ended June 30, 2018 and 2017:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate swaps	Interest income	$20	$(3)	$28	$(39)

		Amount of Gain Recognized in Income from Hedged Items
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate swaps	Interest income	$20	$—	$29	$37

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$75	$(102)	$49	$236
Interest rate swap	(62)	94	(256)	86
Forward loan sale commitments	(133)	884	(138)	46
Loan level swaps	(1)	(2)	4	—
	$(121)	$874	$(341)	$368
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
As of June 30, 2018, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.3 million. As of June 30, 2018, the Company had no securities pledged as collateral under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of June 30, 2018, there were 2,874,029 shares available for future grants under the 2015 Plan.
For the six-month period ended June 30, 2018, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $8,000 with a related tax benefit of $2,000 and $1.4 million with a related tax benefit of $311,000, respectively. Of the total expense amount for the six-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $119,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $1.3 million. For the six-month period ended June 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $71,000 with a related tax benefit of $26,000 and $1.4 million with a related tax benefit of $510,000, respectively.
For the three months ended June 30, 2018, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $3,000 with a related tax benefit of $1,000 and $696,000 with a related tax benefit of $153,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $60,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $639,000. For the three months ended June 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $34,000 with a related tax benefit of $12,000 and $754,000 with a related tax benefit of $272,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the six months ended June 30, 2018:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	1,694,995	$11.34
Granted	—	—
Exercised	(200,796)	9.53
Forfeited or expired	(29,453)	8.98
Outstanding at June 30, 2018	1,464,746	$11.64	4.3	$8.6
Stock options vested and exercisable at June 30, 2018	1,456,022	$11.63	4.3	$8.6
As of June 30, 2018, the unrecognized cost related to outstanding stock options was $16,000 and will be recognized over a weighted-average period of 0.9 years.

There were no stock options granted during the six months ended June 30, 2018 and 2017.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were 55,234 options with a SAR component included in total options exercised during the six months ended June 30, 2018.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the six months ended June 30, 2018, the Company issued 8,763 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the six months ended June 30, 2018, the weighted-average grant date fair value was $16.77 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2017	425,000	$15.55
Granted	8,763	16.77
Vested	(15,485)	12.49
Forfeited	(8,340)	16.72
Unvested as of June 30, 2018	409,938	$15.67
As of June 30, 2018, there was $3.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.0 million at June 30, 2018 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 23 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended June 30, 2018 and 2017, ESOP compensation expense was $96,000 and $97,000, respectively. For the six months ended June 30, 2018 and 2017, ESOP compensation expense was $191,000 and $197,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

June 30, 2018
Allocated shares	1,220,865
Shares allocated for release	11,407
Unreleased shares	513,296
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$8,993

Note 9.	Regulatory Matters

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
As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
June 30, 2018
Total capital to risk weighted assets	$664,584	11.7%	$454,416	8.0%	$568,021	10.0%
Common equity tier 1 capital to risk weighted assets	613,564	10.8	255,652	4.5	369,275	6.5
Tier 1 capital to risk weighted assets	613,564	10.8	340,869	6.0	454,492	8.0
Tier 1 capital to total average assets	613,564	8.8	278,893	4.0	348,616	5.0
December 31, 2017
Total capital to risk weighted assets	$642,179	11.6%	$442,882	8.0%	$553,603	10.0%
Common equity tier 1 capital to risk weighted assets	593,155	10.7	249,458	4.5	360,328	6.5
Tier 1 capital to risk weighted assets	593,155	10.7	332,610	6.0	443,480	8.0
Tier 1 capital to total average assets	593,155	8.7	272,715	4.0	340,894	5.0

United Financial Bancorp, Inc.
June 30, 2018
Total capital to risk weighted assets	$726,670	12.8%	$454,169	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	600,650	10.6	254,993	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	600,650	10.6	339,991	6.0	N/A	N/A
Tier 1 capital to total average assets	600,650	8.5	282,659	4.0	N/A	N/A
December 31, 2017
Total capital to risk weighted assets	$701,794	12.6%	$445,583	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	577,770	10.4	249,997	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	577,770	10.4	333,329	6.0	N/A	N/A
Tier 1 capital to total average assets	577,770	8.4	275,129	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of June 30, 2018 and December 31, 2017, $102.7 million and $108.3 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,328)	$(7,578)
Tax effect	1,614	2,730
Benefit plans, net	(5,714)	(4,848)

Securities available-for-sale:
Net unrealized loss	(32,097)	(8,896)
Tax effect	7,051	3,201
Securities available-for-sale, net	(25,046)	(5,695)

Interest rate swaps:
Net unrealized gain (loss)	5,284	(2,028)
Tax effect	(1,164)	731
Interest rate swaps, net	4,120	(1,297)
	$(26,640)	$(11,840)
On January 1, 2018, the Company adopted ASU No. 2018-02: Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addressed the impact of the federal rate tax reduction on deferred taxes that were originally recorded through accumulated other comprehensive income. Through the adoption of this ASU, the Company reclassed the “dangling” difference due to the tax rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, a one time reclassification of $2.6 million was made from accumulated other comprehensive loss to retained earnings.

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Net income available to common stockholders	$15,646	$16,200	$31,433	$29,926
Weighted-average common shares outstanding	51,021,309	50,757,061	51,009,560	50,780,091
Less: average number of unallocated ESOP award shares	(517,036)	(539,849)	(519,871)	(542,685)
Weighted-average basic shares outstanding	50,504,273	50,217,212	50,489,689	50,237,406
Dilutive effect of stock options	470,010	621,879	495,831	649,718
Weighted-average diluted shares	50,974,283	50,839,091	50,985,520	50,887,124
Net income per share:
Basic	$0.31	$0.32	$0.62	$0.60
Diluted	$0.31	$0.32	$0.62	$0.59
There were no anti-dilutive stock options during the three months and six months ended June 30, 2018 and June 30, 2017, respectively.

Note 12.	Fair Value Measurements
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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $83.8 million and $113.2 million at June 30, 2018 and December 31, 2017, respectively. The aggregate fair value of these loans as of the same dates was $85.5 million and $114.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2018 and December 31, 2017.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Mortgage loans held for sale	$475	$1,639	$(782)	$2,776
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2018 and 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$215,960	$—	$215,960	$—
Government-sponsored residential collateralized debt obligations	179,067	—	179,067	—
Government-sponsored commercial mortgage-backed securities	31,788	—	31,788	—
Government-sponsored commercial collateralized debt obligations	151,521	—	151,521	—
Asset-backed securities	105,038	—	—	105,038
Corporate debt securities	80,025	—	80,025	—
Obligations of states and political subdivisions	242,736	—	242,736	—
Total available-for-sale debt securities	$1,006,135	$—	$901,097	$105,038

Mortgage loan derivative assets	$620	$—	$620	$—
Mortgage loan derivative liabilities	271	—	271	—
Loans held for sale	85,458	—	85,458	—
Marketable equity securities	417	417	—	—
Mortgage servicing rights	13,679	—	—	13,679
Interest rate swap assets	22,554	—	22,554	—
Interest rate swap liabilities	18,146	—	18,146	—

December 31, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$235,479	$—	$235,479	$—
Government-sponsored residential collateralized-debt obligations	133,112	—	133,112	—
Government-sponsored commercial mortgage-backed securities	33,255	—	33,255	—
Government-sponsored commercial collateralized-debt obligations	147,242	—	147,242	—
Asset-backed securities	167,139	—	—	167,139
Corporate debt securities	89,136	—	89,136	—
Obligations of states and political subdivisions	245,007	—	245,007	—
Marketable equity securities	417	417	—	—
Total available-for-sale securities	$1,050,787	$417	$883,231	$167,139

Mortgage loan derivative assets	$542	$—	$542	$—
Mortgage loan derivative liabilities	104	—	104	—
Loans held for sale	114,073	—	114,073	—
Mortgage servicing rights	11,733	—	—	11,733
Interest rate swap assets	11,199	—	11,199	—
Interest rate swap liabilities	13,879	—	13,879	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$111,189	$152,479	$167,139	$155,472
Purchases (sales)	(5,376)	3,550	(61,082)	(251)
Principal payments and net accretion	(40)	(2,641)	(117)	(2,780)
Total realized gains (losses) included in earnings	67	338	(82)	497
Total unrealized gains (losses) included in other comprehensive income/loss	(802)	(546)	(820)	242
Balance at end of period	$105,038	$153,180	$105,038	$153,180

Balance of mortgage servicing rights, at beginning of period	$13,333	$10,284	$11,733	$10,104
Issuances	955	558	1,736	998
Change in fair value recognized in net income	(609)	(670)	210	(930)
Balance at end of period	$13,679	$10,172	$13,679	$10,172
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 17.0% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at June 30, 2018:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$105,038	Discounted Cash Flow	Discount Rates	3.1% - 5.7% (4.26%)
			Cumulative Default %	0.2% - 14.7% (8.05%)
			Loss Given Default	0.0% - 4.3% (2.47%)

Mortgage servicing rights	$13,679	Discounted Cash Flow	Discount Rate	11.0% - 15.5% (12.66%)
			Cost to Service	$75 - $135 ($87.30)
			Float Earnings Rate	1.5% (1.5%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Impaired loans	$4,071	$—	$—	$4,071
Other real estate owned	1,855	—	—	1,855
Total	$5,926	$—	$—	$5,926
December 31, 2017
Impaired loans	$4,488	$—	$—	$4,488
Other real estate owned	2,154	—	—	2,154
Total	$6,642	$—	$—	$6,642
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
Gains (losses) on assets recorded at fair value on a non-recurring basis for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans	$308	$(55)	$208	$(778)
Other real estate owned	(117)	(138)	(167)	(171)
Total	$191	$(193)	$41	$(949)

Disclosures about Fair Value of Financial Instruments:
As of June 30, 2018 and December 31, 2017, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018
Financial assets:
Cash and cash equivalents	$109,175	$109,175	$—	$—	$109,175
Available-for-sale securities	1,006,135	—	901,097	105,038	1,006,135
Loans held for sale	85,458	—	85,458	—	85,458
Loans receivable-net	5,441,766	—	—	5,376,955	5,376,955
FHLBB stock	46,734	—	—	46,734	46,734
Accrued interest receivable	23,209	—	—	23,209	23,209
Derivative assets	23,174	—	23,174	—	23,174
Mortgage servicing rights	13,679	—	—	13,679	13,679
Marketable equity securities	417	417	—	—	417
Financial liabilities:
Deposits	5,393,376	—	—	5,376,935	5,376,935
Mortgagors’ and investors’ escrow accounts	14,526	—	—	14,526	14,526
FHLBB advances and other borrowings	1,041,896	—	1,040,840	—	1,040,840
Derivative liabilities	18,417	—	18,417	—	18,417

December 31, 2017
Financial assets:
Cash and cash equivalents	$88,668	$88,668	$—	$—	$88,668
Available-for-sale securities	1,050,787	417	883,231	167,139	1,050,787
Held-to-maturity securities	13,598	—	14,300	—	14,300
Loans held for sale	114,073	—	114,073	—	114,073
Loans receivable-net	5,307,678	—	—	5,297,381	5,297,381
FHLBB stock	50,194	—	—	50,194	50,194
Accrued interest receivable	22,332	—	—	22,332	22,332
Derivative assets	11,741	—	11,741	—	11,741
Mortgage servicing rights	11,733	—	—	11,733	11,733
Financial liabilities:
Deposits	5,198,221	—	—	5,191,159	5,191,159
Mortgagors’ and investors’ escrow accounts	7,545	—	—	7,545	7,545
FHLBB advances and other borrowings	1,165,054	—	1,164,431	—	1,164,431
Derivative liabilities	13,983	—	13,983	—	13,983
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$94,573	$110,664
Undisbursed construction loans	132,555	136,149
Undisbursed home equity lines of credit	436,890	412,484
Undisbursed commercial lines of credit	442,186	412,547
Standby letters of credit	13,380	14,680
Unused credit card lines	18,114	16,084
Unused checking overdraft lines of credit	1,644	1,544
Total	$1,139,342	$1,104,152
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $40.1 million at June 30, 2018 and is included in other assets in the Consolidated Statement of Condition. At June 30, 2018, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $12.3 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2018.

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
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at June 30, 2018 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.21 billion and stockholders’ equity of $701.9 million at June 30, 2018.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 54 banking offices, commercial loan production offices, mortgage loan production offices, 66 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com). In the second quarter of 2018, the Company entered into an agreement with Webster Bank, N.A. to purchase and assume the personal and business banking deposits at six branches located in Connecticut, Massachusetts, and Rhode Island. The deal is expected to close in the fall of 2018, pending regulatory approval, at which time three current United Bank branches will consolidate into the closest, respective Webster branch.
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
At June 30, 2018, derivative assets and liabilities were $23.2 million and $18.4 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at June 30, 2018 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income of $15.6 million, or $0.31 per diluted share, was recorded for the three months ended June 30, 2018, compared to net income of $16.2 million, or $0.32 per diluted share, for the same period in 2017. Net income for the six months ended June 30, 2018 was $31.4 million, or $0.62 per diluted share, compared to $29.9 million, or $0.59 per diluted share, for the same period in 2017.
Net interest income increased $1.9 million and $4.1 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due to balance sheet growth which was mostly comprised of strong loan originations and loan portfolio purchases. It is the Company’s strategy in the future to increase the relative level of owner-occupied commercial real estate loans while decreasing the relative level of investor non-owner occupied commercial real estate loans to generate more favorable risk-adjusted returns when management is able to identify production that can enhance net interest margin. Total interest and dividend income increased $8.6 million and $16.9 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increases were partially offset by increases in interest expense of $6.7 million and $12.8 million compared to the same periods in 2017. The Company’s tax-equivalent net interest margin for the three and six months ended June 30, 2018 was 2.97% and 2.94%, a decrease of seven and nine basis points compared to the prior periods in 2017, respectively.
Non-interest income decreased $1.5 million and $909,000 for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The most significant factors in the decline were decreases in income from mortgage banking activities, service charges and fees, and net gain on sales of securities. For the three and six months ended June 30, 2018, the decrease in income from mortgage banking activities was primarily due to the decrease in the gain on sale of loans. Additionally, there were higher losses on limited partnership investments as the Company experienced higher levels of impairment as compared to the respective prior year periods. Furthermore, there were decreases in the gain on sale of securities, as the Company strategically sold securities with shortened average lives and lower yields and reinvested into more capital-efficient investments as compared to the same periods in 2017. These changes were partially offset by increases in bank-owned life insurance income as the Company purchased additional BOLI in late December 2017 and early 2018, in addition to income related to death benefits during the three and six month periods of 2018.
Non-interest expense increased $3.0 million to $38.4 million for the three months ended June 30, 2018. Non-interest expense increased $4.9 million to $75.1 million for the six months ended June 30, 2018, compared to $70.3 million for the same period in 2017. The largest increases were recorded in salaries and employee benefits and occupancy and equipment, offset primarily by decreases in service bureau fees and other expenses, as compared to the prior periods in 2017. Salaries and employee benefits increased primarily due to an increase in salaries as a result of a greater number of employees, reflecting the Company’s hiring of additional staff for targeted growth, and the increase in occupancy and equipment as compared to the prior period was mainly driven by the move of the corporate headquarters to Hartford, CT. These increases were offset in part by lower service bureau fees due to several efficiency and risk mitigation projects related to the Company’s core banking system that occurred in the previous comparable period.
The provision for income taxes decreased $2.2 million and $2.9 million for the three and six months ended June 30, 2018 from the prior year periods, primarily due to the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017. This resulted in, amongst other tax reform items, a reduction in the Company’s applicable U.S. Federal Corporate tax rate to 21% from 35% beginning in the tax year 2018. Additionally, there was an increase in projected tax credit benefits for 2018 due to the closing of two tax credit investments in the second quarter of 2018.
The asset quality of our loan portfolio has remained strong. At June 30, 2018 and December 31, 2017, the allowance for loan losses to total loans ratio were 0.90% and 0.88%, respectively, and the allowance for loan losses to non-performing loans ratio was 167.12% and 148.76%, respectively. The ratio of non-performing loans to total loans were 0.54% and 0.59% at June 30, 2018 and December 31, 2017, respectively. A provision for loan losses of $2.4 million and $4.3 million were recorded for the three and six months ended June 30, 2018, compared to $2.3 million and $4.6 million for the same prior year periods, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.31	$0.32	$0.62	$0.60
Diluted net income per share	0.31	0.32	0.62	0.59
Dividends declared per share	0.12	0.12	0.24	0.24
Key Statistics:
Total revenue	$56,541	$56,154	$112,373	$109,183
Total expense	38,370	35,329	75,106	70,251
Key Ratios (annualized):
Return on average assets	0.88%	0.96%	0.89%	0.90%
Return on average equity	9.00%	9.66%	9.07%	9.01%
Tax-equivalent net interest margin	2.97%	3.04%	2.94%	3.03%
Non-interest expense to average assets	2.16%	2.08%	2.12%	2.10%
Cost of interest-bearing deposits	1.14%	0.73%	1.07%	0.70%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$22,087	$25,048	$22,087	$25,048
Troubled debt restructures - non-accruing	7,330	7,475	7,330	7,475
Total non-performing loans	29,417	32,523	29,417	32,523
Other real estate owned	1,855	1,770	1,855	1,770
Total non-performing assets	$31,272	$34,293	$31,272	$34,293
Asset Quality Ratios:
Non-performing loans to total loans	0.54%	0.64%	0.54%	0.64%
Non-performing assets to total assets	0.43%	0.50%	0.43%	0.50%
Allowance for loan losses to non-performing loans	167.12%	138.55%	167.12%	138.55%
Allowance for loan losses to total loans	0.90%	0.89%	0.90%	0.89%
Non-GAAP Ratio:
Efficiency ratio (1)	65.18%	59.75%	64.58%	61.83%

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

The following is a calculation of our efficiency ratio for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Efficiency Ratio:
Non-Interest Expense (GAAP)	$38,370	$35,329	$75,106	$70,251
Non-GAAP adjustments:
Other real estate owned expense	(163)	(293)	(330)	(396)
Lease exit/ disposal cost obligation	(215)	—	(215)	—
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$37,992	$35,036	$74,561	$69,855

Net Interest Income (GAAP)	$48,181	$46,328	$94,724	$90,625
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	1,059	1,943	2,142	3,636

Non-Interest Income (GAAP)	8,360	9,826	17,649	18,558
Non-GAAP adjustments:
Net gain on sales of securities	(62)	(95)	(178)	(552)
Net loss on limited partnership investments	960	638	1,550	718
BOLI claim benefit	(209)	—	(435)	(8)
Total Revenue for Efficiency Ratio (non-GAAP)	$58,289	$58,640	$115,452	$112,977

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	65.18%	59.75%	64.58%	61.83%
Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2018 and 2017. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,338,021	$12,020	3.60%	$1,297,558	$10,839	3.34%
Commercial real estate loans	2,306,896	24,762	4.25	2,153,938	21,837	4.01
Construction loans	114,987	1,331	4.58	128,730	1,396	4.29
Commercial business loans	816,102	9,139	4.43	780,553	7,628	3.87
Home equity loans	588,080	7,058	4.81	541,017	5,737	4.25
Other consumer loans	322,103	4,062	5.06	230,419	2,907	5.06
Total loans (1)	5,486,189	58,372	4.23	5,132,215	50,344	3.90
Investment securities	1,019,491	8,998	3.53	1,099,011	9,577	3.48
Federal Home Loan Bank stock	49,136	703	5.72	54,151	534	3.95
Other earning assets	30,122	116	1.55	19,472	50	1.03
Total interest-earning assets	6,584,938	68,189	4.12	6,304,849	60,505	3.82
Allowance for loan losses	(48,624)			(44,888)
Non-interest-earning assets	555,407			520,375
Total assets	$7,091,721			$6,780,336
Interest-bearing liabilities:
NOW and money market accounts	2,256,323	6,163	1.10%	1,929,917	2,808	0.58%
Saving deposits (2)	517,910	77	0.06	541,867	80	0.06
Time deposits	1,749,097	6,624	1.52	1,715,436	4,715	1.10
Total interest-bearing deposits	4,523,330	12,864	1.14	4,187,220	7,603	0.73
Advances from the Federal Home Loan Bank	959,248	4,692	1.94	1,028,835	3,152	1.21
Other borrowings	112,112	1,393	4.91	154,780	1,479	3.78
Total interest-bearing liabilities	5,594,690	18,949	1.35	5,370,835	12,234	0.91
Non-interest-bearing deposits	738,484			670,244
Other liabilities	63,246			68,731
Total liabilities	6,396,420			6,109,810
Stockholders’ equity	695,301			670,526
Total liabilities and stockholders’ equity	$7,091,721			$6,780,336
Net interest-earning assets (3)	$990,248			$934,014
Tax-equivalent net interest income		49,240			48,271
Tax-equivalent net interest rate spread (4)			2.77%			2.91%
Tax-equivalent net interest margin (5)			2.97%			3.04%
Average interest-earning assets to average interest-bearing liabilities			117.70%			117.39%
Less tax-equivalent adjustment		1,059			1,943
Net interest income		$48,181			$46,328

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,326,185	$23,526	3.56%	$1,266,484	$21,062	3.33%
Commercial real estate loans	2,294,451	48,419	4.20	2,126,358	42,563	3.98
Construction loans	117,199	2,656	4.51	137,062	2,960	4.29
Commercial business loans	829,382	17,521	4.20	755,637	14,347	3.78
Home equity loans	583,454	13,585	4.69	532,225	10,959	4.15
Other consumer loans	311,032	7,862	5.10	221,401	5,518	5.03
Total loans (1)	5,461,703	113,569	4.15	5,039,167	97,409	3.86
Investment securities	1,030,404	17,618	3.42	1,084,548	18,745	3.45
Federal Home Loan Bank stock	50,291	1,309	5.21	53,658	1,058	3.94
Other earning assets	34,202	270	1.59	32,263	152	0.95
Total interest-earning assets	6,576,600	132,766	4.03	6,209,636	117,364	3.77
Allowance for loan losses	(48,205)			(44,260)
Non-interest-earning assets	554,873			517,403
Total assets	$7,083,268			$6,682,779
Interest-bearing liabilities:
NOW and money market accounts	$2,201,937	11,055	1.01%	$1,886,926	5,004	0.53%
Saving deposits (2)	514,426	150	0.06	535,299	158	0.06
Time deposits	1,772,754	12,686	1.44	1,714,256	9,260	1.09
Total interest-bearing deposits	4,489,117	23,891	1.07	4,136,481	14,422	0.70
Advances from the Federal Home Loan Bank	996,360	9,238	1.84	1,004,813	5,822	1.15
Other borrowings	115,043	2,771	4.79	140,470	2,859	4.05
Total interest-bearing liabilities	5,600,520	35,900	1.29	5,281,764	23,103	0.88
Non-interest-bearing deposits	725,993			669,537
Other liabilities	63,919			67,302
Total liabilities	6,390,432			6,018,603
Stockholders’ equity	692,836			664,176
Total liabilities and stockholders’ equity	$7,083,268			$6,682,779
Net interest-earning assets (3)	$976,080			$927,872
Tax-equivalent net interest income		96,866			94,261
Tax-equivalent net interest rate spread (4)			2.74%			2.89%
Tax-equivalent net interest margin (5)			2.94%			3.03%
Average interest-earning assets to average interest-bearing liabilities			117.43%			117.57%
Less tax-equivalent adjustment		2,142			3,636
Net interest income		$94,724			$90,625

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest rate margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2018 Compared to June 30, 2017			Six Months Ended June 30, 2018 Compared to June 30, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,813	$4,215	$8,028	$8,865	$7,295	$16,160
Securities (1)	(752)	342	(410)	(997)	121	(876)
Other earning assets	35	31	66	10	108	118
Total earning assets	3,096	4,588	7,684	7,878	7,524	15,402
Interest expense:
NOW and money market accounts	542	2,813	3,355	953	5,098	6,051
Savings accounts	(4)	1	(3)	(6)	(2)	(8)
Time deposits	94	1,815	1,909	326	3,100	3,426
Total interest-bearing deposits	632	4,629	5,261	1,273	8,196	9,469
FHLBB advances	(223)	1,763	1,540	(49)	3,465	3,416
Other borrowings	(460)	374	(86)	(557)	469	(88)
Total interest-bearing liabilities	(51)	6,766	6,715	667	12,130	12,797
Change in tax-equivalent net interest income	$3,147	$(2,178)	$969	$7,211	$(4,606)	$2,605

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and 2017
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2018 and 2017.

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
For the three months ended June 30, 2018, tax-equivalent net interest income increased $969,000 from the comparative 2017 period. This was mainly due to an increase in average earning assets of $280.1 million, offset by an increase of $223.9 million in interest-bearing liabilities, due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividend income of $7.7 million was partially offset by the increase in interest expense of $6.7 million. The net interest margin decreased seven basis points, the yield on average earning assets increased 30 basis points, and the cost of interest-bearing liabilities increased 44 basis points from the same period in 2017.
For the six months ended June 30, 2018, tax-equivalent net interest income increased $2.6 million from the comparative 2017 period. This was mainly due to the increase in average earning assets of $367.0 million outpacing the increase of $318.8 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $56.5 million. The increase in interest and dividend income of $15.4 million was partially offset by the increase in interest expense of $12.8 million. The net interest margin decreased nine basis points, the yield on average earnings assets increased 26 basis points, and the cost of interest-bearing liabilities increased 41 basis points from the same period in 2017.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three and six months ended June 30, 2018 was $5.49 billion and $5.46 billion, and had an average yield of 4.23% and 4.15%, respectively. Increases in average balances for loans were recorded in all categories except construction loans, and increased $354.0 million and $422.5 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. For the three and six months ended June 30, 2018, the average balance of commercial real estate loans, commercial business loans, other consumer loans, residential real estate loans, and home equity loans increased $153.0 million and $168.1 million, $35.5 million and $73.7 million, $91.7 million and $89.6 million, $40.5 million and $59.7 million, and $47.1 million and $51.2 million, respectively, from the respective prior period in 2017. The loan portfolio has responded favorably to the increase in the LIBOR and Prime rate indices, as 30% of the portfolio is priced off of the LIBOR index, and 14% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities for the three months ended June 30, 2018 decreased $79.5 million when compared to the same period in 2017, while the average yield increased by five basis points. The average balance of investment securities decreased $54.1 million, and the average yield decreased three basis points for the six months ended June 30, 2018 compared to the same period in 2017. The decline in the portfolio yield during the six months ended June 30, 2018 was largely driven by the negative impact that tax reform has on the yield of tax-exempt municipal bonds.
For the three and six months ended June 30, 2018 compared to the same periods in 2017, the average balance of total interest-bearing deposits increased $336.1 million and $352.6 million, respectively. These increases were primarily due to deposit growth in all categories except for savings, as well as the Company’s continued focus to grow low cost deposits and the continued success in new account acquisition strategies. The average cost of total interest-bearing deposits increased 41 and 37 basis points for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. FHLBB advances decreased $69.6 million and $8.5 million, while the average cost increased 73 and 69 basis points for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, as the Company utilized excess funds to pay down maturing advances. The Company continued to utilize shorter duration advances to align maturities with new accounts, however, the Company executed cash flow hedges of interest rate risk to extend the duration of the portfolio. Overnight advance and short term rates were elevated due to continued Federal Open Market Committee (“FOMC”) rate increases and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at June 30, 2018 are reserves for acquired loans in accordance with Bank policies.

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
Management recorded a provision for loan losses of $2.4 million and $4.3 million for the three and six months ended June 30, 2018, respectively, compared to $2.3 million and $4.6 million for the same periods of 2017. The primary factors that influenced management’s decision to record the provision were organic growth during the period, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $43.4 million at June 30, 2018, compared to $45.9 million at December 31, 2017, a decrease of $2.5 million, or 5.4%, reflecting decreases of $1.7 million in commercial business impaired loans, $753,000 in construction impaired loans, $665,000 in residential real estate impaired loans, and $377,000 in home equity impaired loans, offset by increases of $484,000 in owner-occupied commercial real estate impaired loans, $403,000 in investor non-owner occupied commercial real estate impaired loans, and $138,000 in other consumer impaired loans. Troubled debt restructured (“TDR”) loans totaled $21.3 million at June 30, 2018, compared to $22.7 million at December 31, 2017, a decrease of $1.4 million. At June 30, 2018, the allowance for loan losses totaled $49.2 million, representing 0.90% of total loans and 167.12% of non-performing loans compared to an allowance for loan losses of $47.1 million, which represented 0.88% of total loans and 148.76% of non-performing loans as of December 31, 2017. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $8.4 million and $17.6 million for the three and six months ended June 30, 2018, with non-interest income representing 14.8% and 15.7% of total revenues, respectively. Total non-interest income was $9.8 million and $18.6 million for the three and six months ended June 30, 2017, with non-interest income representing 17.5% and 17.0% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,542	$7,184	$(642)	(8.9)%	$12,701	$12,829	$(128)	(1.0)%
Gain on sale of securities, net	62	95	(33)	(34.7)	178	552	(374)	(67.8)
Income from mortgage banking activities	846	1,830	(984)	(53.8)	2,575	3,151	(576)	(18.3)
Bank-owned life insurance income	1,671	1,149	522	45.4	3,317	2,356	961	40.8
Net loss on limited partnership investments	(960)	(638)	(322)	50.5	(1,550)	(718)	(832)	115.9
Other income	199	206	(7)	(3.4)	428	388	40	10.3
Total non-interest income	$8,360	$9,826	$(1,466)	(14.9)%	$17,649	$18,558	$(909)	(4.9)%
Service Charges and Fees: Service charges and fees were $6.5 million and $12.7 million for the three and six months ended June 30, 2018, a decrease of $642,000 and $128,000 from the comparable 2017 periods.
The most significant decreases were recorded in revenue generated by loan swap fee income. Revenue generated from loan swap fee income decreased as a direct result of lower transactional volume. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
The decrease in loan swap fee income was partially offset by increases generated by the Company’s investment subsidiary, United Wealth Management (“UWM”), and deposit and service charges for various products. The increase in revenue generated by UWM is due to the Company’s expansion of the financial advisory program that has continued the strategy of acquiring proven talent with deep local relationships as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. The increase in deposit and service charges for various customer products is linked to an increase in transactional volume and a modification of the fee structure as well as a payment from MasterCard that was higher than the prior year payment.

Gains on Sales of Securities, Net: For the three and six months ended June 30, 2018, the Company recorded $62,000 and $178,000 in net gains on security sales compared to $95,000 and $552,000 in net gains in the prior year periods.
For the three and six months ended June 30, 2018, the Company pursued a strategy to sell various securities with shortened average lives and lower yields, which were then reinvested into more capital-efficient investments.
For the three and six months ended June 30, 2017, the Company’s investment activity was mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
Income From Mortgage Banking Activities: The Company recorded a decrease of $984,000 and $576,000 in income from mortgage banking activities for the three and six months ended June 30, 2018, compared to the same periods in 2017.
The decrease for the three and six months ended June 30, 2018 was primarily due to the decrease in gains on sale of loans reflecting the change in the fair value adjustment on loans held for sale and losses on forward loan sales contracts due to market interest rate changes. These decreases were partially offset by (a) the increase in mortgage pair off fees, (b) the increase in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase on long-term rates and (c) to a lesser extent, an increase in loan servicing income as a result of an increase in the portfolio of loans serviced for others as compared to the prior year periods.
Bank-Owned Life Insurance (“BOLI”) Income: For the three and six months ended June 30, 2018, the Company recorded BOLI income of $1.7 million and $3.3 million compared to $1.1 million and $2.4 million for the same periods in 2017, an increase of $522,000 and $961,000, respectively. The increase for the three and six months ended June 30, 2018 was mainly due to purchases of higher yielding BOLI policies in late December 2017 and early January 2018. Additionally, for the three and six months ended June 30, 2018, the Company also benefited from recording death benefit proceeds of $209,000 and $435,000, respectively.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing, new markets housing and alternative energy tax credit partnerships. In June 2018, the Company invested $2.5 million in two alternative energy tax credit partnerships.
For the three and six months ended June 30, 2018, the Company recorded net losses of $960,000 and $1.6 million on limited partnership investments, compared to net losses of $638,000 and $718,000 for the corresponding prior periods as the Company experienced higher levels of impairment on its partnership investments in the current period. In conjunction with the losses realized on tax credit partnerships, the Company recorded benefits of $2.1 million and $3.7 million for the three and six months ended June 30, 2018 as reflected in the provision for income taxes. For the three and six months ended June 30, 2017, the Company recorded an offsetting benefit of $2.4 million and $4.8 million, respectively.
Non-Interest Expense
Non-interest expense increased $3.0 million to $38.4 million for the three months ended June 30, 2018 and $4.9 million to $75.1 million for the six months ended June 30, 2018.
For the three months ended June 30, 2018 and 2017, annualized non-interest expense represented 2.16% and 2.08% of average assets, while annualized non-interest expense represented 2.12% and 2.10% for the six months ended June 30, 2018 and 2017, respectively. The following table summarizes non-interest expense for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$22,113	$19,574	$2,539	13.0%	$43,311	$39,304	$4,007	10.2%
Service bureau fees	2,165	2,293	(128)	(5.6)	4,383	4,623	(240)	(5.2)
Occupancy and equipment	4,668	3,657	1,011	27.6	9,617	8,126	1,491	18.3
Professional fees	1,105	952	153	16.1	2,269	2,261	8	0.4
Marketing and promotions	1,189	1,237	(48)	(3.9)	1,874	1,949	(75)	(3.8)
FDIC insurance assessments	735	796	(61)	(7.7)	1,474	1,475	(1)	(0.1)
Core deposit intangible amortization	305	353	(48)	(13.6)	642	738	(96)	(13.0)
Other	6,090	6,467	(377)	(5.8)	11,536	11,775	(239)	(2.0)
Total non-interest expense	$38,370	$35,329	$3,041	8.6%	$75,106	$70,251	$4,855	6.9%

Salaries and Employee Benefits: Salaries and employee benefits were $22.1 million for the three months ended June 30, 2018, an increase of $2.5 million from the comparable 2017 period. Salaries and employee benefits were $43.3 million for the six months ended June 30, 2018, an increase of $4.0 million from the comparable 2017 period.
For the three and six months ended June 30, 2018, the increases in salaries and benefits of $2.5 million and $4.0 million were attributable to (a) an increase in salaries and FICA with a greater number of employees, mainly reflecting the hiring of additional staff targeted for growth, (b) a decrease in deferred expenses from fewer loan originations, (c) an increase in executive restricted stock expense as a result of stock awards granted in the second half of 2017, increasing the number of unvested shares being expensed, and (d) employee parking related expenses associated with the move to our new corporate headquarters in Hartford, Connecticut. These increases were partially offset by decreases in bonuses and commissions on product sales, health insurance costs, pension expense due to changes in certain actuarial assumptions, and temporary help due to project work.
Service Bureau Fees: Service bureau fees decreased $128,000 for the three months ended June 30, 2018 and $240,000 for the six months ended June 30, 2018, compared to the same periods in 2017. The decreases were largely driven by an investment in several efficiency and risk mitigation projects related to the core banking system and other projects undertaken in the prior year period.
Occupancy and Equipment: For the three and six months ended June 30, 2018, the $1.0 million and $1.5 million increases in occupancy and equipment expense were driven by the move of the Company’s corporate headquarters to Hartford, Connecticut which resulted in an increase in rent expense and depreciation on leasehold improvements, computer hardware and various software programs. These increases were partially offset by an increase in rental income on properties that are subleased and a year-to-date decrease in expenses related to snow removal.
Professional Fees: For the three months ended June 30, 2018, professional fees increased $153,000 compared to the same period in the prior year driven by legal fees, consulting fees, and internal audit expenses.
Professional fees remained relatively flat, increasing $8,000, for the six months ended June 30, 2018, compared to the same period in 2017.
Core Deposit Intangible Amortization: The $48,000 and $96,000 decreases in core deposit intangible amortization for the three and six months ended June 30, 2018, were directly attributable to the amortization method used by the Company. The Company is amortizing its $10.6 million core deposit intangible established in 2014 over ten years using the sum-of-the-years-digits method.
Other Expenses: For the three and six months ended June 30, 2018, other expenses recorded by the Company were $6.1 million and $11.5 million, which represents decreases of $377,000 and $239,000 from the comparable 2017 periods. The decreases for the three and six months ended June 30, 2018 were driven by (a) decreased loan swap fees as the Company entered into fewer swaps in 2018, (b) lower expenses related to director restricted stock, and (c) a decrease in the off-balance sheet provision for credit losses which had lower provisions for residential and commercial lines of credit. The decreases were partially offset by increased expenses in computer software and maintenance related to technology investments.
Income Tax Provision
The provision for income taxes was $175,000 and $2.3 million for the three months ended June 30, 2018 and 2017, and $1.5 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 1.1% and 12.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 4.7% and 12.9%, respectively. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The decrease in the tax expense over the prior year periods is primarily due to the Tax Cuts and Jobs Act which was enacted into law at the end of 2017. This resulted in a reduction of the corporate income tax rate from 35% to 21% for tax years 2018 and forward. As such, overall provision for income taxes was less than reflected in the prior year. The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of FASB’s ASU No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs. The Company’s year-to-date impact on tax expense related to the tax benefit of stock compensation is approximately $236,000.
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

Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.21 billion at June 30, 2018 and $7.11 billion at December 31, 2017, an increase of $94.4 million, or 1.3%, primarily due to the increases in net loans of $134.1 million, $32.2 million in the cash surrender value of bank-owned life insurance, and $20.5 million in cash and cash equivalents. These increases were partially offset by a decrease in the total investment securities portfolio of $58.3 million, and a decrease in loans held for sale of $28.6 million, as the Company delivered a significant level of loans held for sale to third party investors in the first half of 2018. Other assets also decreased by $6.9 million.
Total net loans of $5.44 billion, with an allowance for loan losses of $49.2 million at June 30, 2018, increased $134.1 million, or 2.5%, when compared to total net loans of $5.31 billion, with an allowance for loan losses of $47.1 million at December 31, 2017. The increase in loans was due primarily to organic loan growth, as well as the purchased loan portfolios. Net loans increased due to growth in all categories except owner-occupied commercial real estate loans and residential construction loans.
Total deposits of $5.39 billion at June 30, 2018 increased $195.2 million, or 3.8%, when compared to total deposits of $5.20 billion at December 31, 2017. The increase in deposits was mainly due to growth in money market deposits and NOW accounts, offset by a decrease in demand deposits, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 101.5% at June 30, 2018, compared to 102.7% at December 31, 2017.
At June 30, 2018, total equity of $701.9 million increased $8.5 million when compared to total equity of $693.3 million at December 31, 2017. The change in equity for the period ended June 30, 2018 was primarily due to year-to-date net income, partially offset by dividends paid to common shareholders. At June 30, 2018, the tangible common equity ratio was 8.22%, compared to 8.20% at December 31, 2017.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:

Securities

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$222,145	$215,960	$235,646	$235,479
Government-sponsored residential collateralized debt obligations	182,352	179,067	134,652	133,112
Government-sponsored commercial mortgage-backed securities	33,262	31,788	33,449	33,255
Government-sponsored commercial collateralized debt obligations	159,173	151,521	151,035	147,242
Asset-backed securities	105,361	105,038	166,559	167,139
Corporate debt securities	83,510	80,025	88,571	89,136
Obligations of states and political subdivisions	252,429	242,736	249,531	245,007
Total debt securities	1,038,232	1,006,135	1,059,443	1,050,370
Marketable equity securities, by sector:
Industrial	—	—	109	209
Oil and gas	—	—	131	208
Total marketable equity securities	—	—	240	417
Total available-for-sale securities	$1,038,232	$1,006,135	$1,059,683	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$12,280	$12,871
Government-sponsored residential mortgage-backed securities	—	—	1,318	1,429
Total held-to-maturity securities	$—	$—	$13,598	$14,300
During the six months ended June 30, 2018, the available-for-sale securities portfolio decreased $44.7 million to $1.01 billion, representing 14.0% of total assets at June 30, 2018, from $1.05 billion and 14.8% of total assets at December 31, 2017. The decrease is partially due to mark-to-market unrealized losses in the portfolio as a result of the increase in the general level of interest rates over the first six months of 2018, as well as a reduction of reinvestment of principal and interest payments that had been generated by the portfolio. The Company continues to maintain its barbell portfolio management strategy, with any purchases made focusing on maintaining the portfolio duration and ensuring credit diversification. Portfolio activity was marked by low transactional volume over the quarter. There were multiple securities called throughout the first six months of 2018, and any reinvestment was done with the goal of maintaining portfolio duration, credit quality, and capital efficiency, while attempting to take advantage of relatively higher yields along certain tenors.
Accounting guidance requires the Company to designate its securities as held-to-maturity, available-for-sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of held-to-maturity or trading securities. Given the Company’s early adoption of FASB’s ASU No. 2017-12: Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, all securities that were previously classified as held-to-maturity at December 31, 2017 were considered pre-payable and were transferred over to the available-for-sale classification as of January 1, 2018. As of June 30, 2018, all of the Company’s debt securities were classified as available-for-sale.
The Company held $920.9 million in securities that were in an unrealized loss position at June 30, 2018; $542.1 million of this total had been in an unrealized loss position for less than twelve months with the remaining $378.8 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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
Lending Activities
The Company’s wholesale lending team includes bankers, cash management specialists and originations, underwriting and servicing staff in each of our disciplines in wholesale lending which includes commercial real estate, commercial business, business banking, cash management, and a shared national credits desk. Our consumer lending team includes the following disciplines which in nearly all channels drive lending activities: retail branches and retail lending, customer contact center which includes outbound calling, direct sales, correspondent lending, LH-Finance, and United Wealth Management (“UWM”).
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
The table below displays the balances of the Company’s loan portfolio as of June 30, 2018 and December 31, 2017:

Loan Portfolio Analysis

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$418,338	7.6%	$445,820	8.3%
Investor non-owner occupied	1,927,960	35.2	1,854,459	34.7
Construction	82,883	1.5	78,083	1.5
Total commercial real estate loans	2,429,181	44.3	2,378,362	44.5

Commercial business loans	841,142	15.4	840,312	15.7

Consumer loans:
Residential real estate	1,252,001	22.9	1,204,401	22.6
Home equity	588,638	10.7	583,180	10.9
Residential construction	32,063	0.6	40,947	0.8
Other consumer	332,402	6.1	292,781	5.5
Total consumer loans	2,205,104	40.3	2,121,309	39.8
Total loans	5,475,427	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	15,502		14,794
Allowance for loan losses	(49,163)		(47,099)
Loans - net	$5,441,766		$5,307,678
As shown above, gross loans were $5.48 billion, an increase of $135.4 million, or 2.5%, at June 30, 2018 from December 31, 2017.
Total commercial real estate loans represent the largest segment of our loan portfolio at 44.3% of total loans and increased $50.8 million, or 2.1%, to $2.43 billion from December 31, 2017. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of June 30, 2018, comprising 35.2% of total loans and OOCRE represents 7.6% of the portfolio. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $82.9 million at June 30, 2018, approximately $27.5 million of which is residential use and $55.4 million of which is commercial use, compared to total commercial real estate construction loans of $78.1 million at December 31, 2017, $25.9 million of which was residential use and $52.2 million of which was commercial use.
Commercial business loans increased $830,000 to $841.1 million at June 30, 2018 from $840.3 million at December 31, 2017. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries of which the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on are franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three and eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2018, comprising 22.9% of total loans, increasing $47.6 million from December 31, 2017. The Company had originations of both adjustable and fixed rate mortgages of $234.8 million during the first six months of 2018, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At June 30, 2018, the home equity portfolio totaled $588.6 million compared to $583.2 million at December 31, 2017. During the six months ended June 30, 2018, the Company purchased two HELOC portfolios totaling $47.1 million, compared to portfolios totaling $105.2 million for the year ended December 31, 2017. The total principal balance of the HELOC purchased portfolios outstanding at June 30, 2018 and December 31, 2017 was $255.4 million and $246.5 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2018 to maintain its existing exposure.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $32.1 million at June 30, 2018, compared to $40.9 million at December 31, 2017.
Other consumer loans totaled $332.4 million, or 6.1%, of the total loan portfolio at June 30, 2018. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At June 30, 2018 and December 31, 2017, $110.6 million and $130.9 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2018, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At June 30, 2018		At December 31, 2017
Non-performing loans as a percentage of total loans	0.54%		0.59%
Non-performing assets as a percentage of total assets	0.43%		0.48%
Net charge-offs as a percentage of average loans	0.08%	(1)	0.10%
Allowance for loan losses as a percentage of total loans	0.90%		0.88%
Allowance for loan losses to non-performing loans	167.12%		148.76%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally, loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2018 and December 31, 2017, loans totaling $1.6 million and $953,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At June 30, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,176	7.0%	$1,664	4.9%
Investor commercial real estate	2,400	7.7	1,821	5.4
Construction	250	0.8	1,398	4.1
Commercial business	1,196	3.8	1,477	4.4
Residential real estate	11,221	35.9	11,824	35.0
Home equity	4,607	14.7	4,968	14.7
Other consumer loans	237	0.8	35	0.1
Total non-accrual loans, excluding troubled debt restructured loans	22,087	70.7%	23,187	68.6%
Troubled debt restructurings - non-accruing	7,330	23.4	8,475	25.0
Total non-performing loans	29,417	94.1	31,662	93.6
Other real estate owned	1,855	5.9	2,154	6.4
Total non-performing assets	$31,272	100.0%	$33,816	100.0%
As displayed in the table above, non-performing assets at June 30, 2018 decreased to $31.3 million compared to $33.8 million at December 31, 2017.
Non-accruing TDR loans decreased by $1.1 million since December 31, 2017, due primarily to decreases of $1.4 million in commercial business non-accruing TDR loans and $420,000 in residential real estate non-accruing TDR loans, offset primarily by an increase in construction a non-accruing TDR loans of $715,000. The decrease in commercial business non-accruing TDRs is the result of charge offs and paydowns on loans as compared to December 31, 2017. The increase in construction non-accruing TDR loans is the result of one commercial relationship related to construction for a residential subdivision, which was previously reported as non-accrual and was modified during the year.
Home equity non-accrual loans decreased $361,000 to $4.6 million at June 30, 2018, as a result of slower movement of HELOCs into non-accrual status during the first half of the year.

Residential real estate non-accrual loans decreased $603,000 to $11.2 million at June 30, 2018. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. Consistent with historical practice, the Company does not originate subprime loans.
At June 30, 2018, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) increased $1.1 million and commercial business non-accrual loans decreased $281,000. The movements in these categories were the result of several larger loans which impacted the totals within the categories.
Non-accrual construction loans decreased $1.1 million, and consists of one commercial relationship at June 30, 2018 totaling $250,000, which relates to construction for a residential subdivision. At December 31, 2017, non-accrual construction loans consisted of two commercial relationships and totaled $1.4 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended June 30, 2018.
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$14,012	$14,249
Non-accrual status	7,330	8,475
Total recorded investment	$21,342	$22,724

Accruing TDRs performing under modified terms for more than one year	$13,123	$7,783
TDR allocated reserves included in the balance of allowance for loan losses	252	520
Additional funds committed to borrowers in TDR status	14	29

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
TDRs, beginning of period	$23,888	$24,125	$22,724	$23,352
New TDR status	138	5,736	4,284	7,279
Paydowns/draws on existing TDRs, net	(2,237)	(4,586)	(4,561)	(5,285)
Charge-offs post modification	(447)	(140)	(1,105)	(211)
TDRs, end of period	$21,342	$25,135	$21,342	$25,135

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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2018, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $49.2 million, or 0.90% of total loans, at June 30, 2018 as compared to an allowance for loan losses of $47.1 million, or 0.88% of total loans, at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2018 increased $185,000 to $1.9 million compared to December 31, 2017. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2018 and 2017.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At both June 30, 2018 and December 31, 2017, the reserve for unfunded credit commitments was $1.7 million.
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
The following table presents deposits by category as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Demand deposits	$770,982	$778,576
NOW accounts	839,936	794,828
Regular savings and club accounts	500,123	504,115
Money market accounts	1,599,806	1,325,754
Total core deposits	3,710,847	3,403,273
Time deposits	1,682,529	1,794,948
Total deposits	$5,393,376	$5,198,221
Deposits totaled $5.39 billion at June 30, 2018, an increase of $195.2 million compared to December 31, 2017. Core deposits increased $307.6 million, or 9.0%, from December 31, 2017 due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $212.0 million and $259.1 million at June 30, 2018 and December 31, 2017, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.47 billion and $1.54 billion at June 30, 2018 and December 31, 2017, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
FHLBB advances (1)	$925,413	$1,046,458
Subordinated debt (2)	80,079	79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	12,482	14,591
Other	3,922	4,049
Total borrowings	$1,041,896	$1,165,054
(1)FHLBB advances include $284,000 and $504,000 of purchase accounting discounts at June 30, 2018 and December 31, 2017, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.9 million at both June 30, 2018 and December 31, 2017, and $75.0 million of Subordinated Notes, net of associated deferred costs of $790,000 and $853,000 at June 30, 2018 and December 31, 2017, respectively.
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
Total FHLBB advances decreased $120.8 million to $925.1 million at June 30, 2018, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.05 billion at December 31, 2017. At June 30, 2018, $800.1 million of the Company’s $925.1 million outstanding FHLBB advances were at fixed coupons ranging from 1.36% to 3.75%, with a weighted average cost of 2.01%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The average cost of funds including these adjustable advances is 2.07%. FHLBB borrowings represented 12.8% and 14.7% of assets at June 30, 2018 and December 31, 2017, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at both June 30, 2018 and December 31, 2017. The outstanding borrowings at June 30, 2018 consisted of two individual agreements with remaining terms of one year or less and a weighted-average cost of 2.59%. The outstanding borrowings at December 31, 2017 consisted of two individual agreements with remaining terms of two years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $12.5 million and $14.6 million at June 30, 2018 and December 31, 2017, respectively.
Subordinated debentures totaled $80.1 million and $80.0 million at June 30, 2018 and December 31, 2017, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2018, $109.2 million of the Company’s assets were held in cash and cash equivalents compared to $88.7 million at December 31, 2017. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At June 30, 2018, the Company had $925.1 million in advances from the FHLBB and an additional available borrowing limit of $441.2 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $426.3 million at June 30, 2018. Internal policies limit wholesale borrowings to 40% of total assets, or $2.88 billion, at June 30, 2018. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $115.0 million at June 30, 2018. No federal funds purchased were outstanding at June 30, 2018.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of June 30, 2018, the Bank had pledged 24 commercial loans, with outstanding balances totaling $172.6 million. Based on the amount of pledged collateral, the Bank had available liquidity of $132.8 million.
At June 30, 2018, the Company had outstanding commitments to originate loans of $94.6 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $1.04 billion. At June 30, 2018, time deposits scheduled to mature in less than one year totaled $982.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2018, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2018 and December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, Management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At June 30, 2018
300 basis point increase in rates	0.16%	(2.39)%
150 basis point ramp in rates	5.07%	5.38%
50 basis point decrease in rates	(3.84)%	(5.41)%

At December 31, 2017
300 basis point increase in rates	(0.01)%	(6.52)%
150 basis point ramp in rates	5.06%	4.31%
50 basis point decrease in rates	(4.09)%	(5.33)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2018, income at risk (i.e., the change in net interest income) increased 0.16% and decreased 3.84% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 5.07% over the 12-month simulation horizon. The change in sensitivities, as compared to December 31, 2017, has improved due to the Company’s action to extend the duration of the borrowing base through the execution of additional interest rate swaps in the form of cash flow hedges. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2018.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended June 30, 2018:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2018	—	—	5,216,815	1,073,636
May 1 - 31, 2018	—	—	5,216,815	1,073,636
June 1 - 30, 2018	—	—	5,216,815	1,073,636
Total	—	$—	5,216,815	1,073,636
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of June 30, 2018, there were 1,073,636 maximum shares that may yet be purchased under this publicly announced plan.

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
Date: August 2, 2018