Form 10-Q
period 2018-09-30
United Financial Bancorp, Inc.
filed 2018-11-06
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Asylum Street, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 51,021,188 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Interim Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and due from banks	$48,786	$56,661
Short-term investments	29,809	32,007
Total cash and cash equivalents	78,595	88,668
Available-for-sale securities - at fair value	972,035	1,050,787
Held-to-maturity securities - at amortized cost	—	13,598
Loans held for sale	86,948	114,073
Loans receivable (net of allowance for loan losses of $49,909 at September 30, 2018 and $47,099 at December 31, 2017)	5,495,277	5,307,678
Federal Home Loan Bank of Boston stock	42,032	50,194
Accrued interest receivable	25,485	22,332
Deferred tax asset, net	31,473	25,656
Premises and equipment, net	67,612	67,508
Goodwill	115,281	115,281
Core deposit intangible	3,561	4,491
Cash surrender value of bank-owned life insurance	181,928	148,300
Other assets	107,271	105,593
Total assets	$7,207,498	$7,114,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$759,210	$778,576
Interest-bearing	4,741,153	4,419,645
Total deposits	5,500,363	5,198,221
Mortgagors’ and investors’ escrow accounts	9,597	7,545
Advances from the Federal Home Loan Bank	812,948	1,046,458
Other borrowings	113,644	118,596
Accrued expenses and other liabilities	61,128	50,011
Total liabilities	6,497,680	6,420,831

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 51,146,888 and 51,044,752 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	539,528	537,576
Additional paid-in capital	5,121	4,713
Unearned compensation - ESOP	(5,295)	(5,466)
Retained earnings	200,478	168,345
Accumulated other comprehensive loss, net of tax	(30,014)	(11,840)
Total stockholders’ equity	709,818	693,328
Total liabilities and stockholders’ equity	$7,207,498	$7,114,159

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$61,061	$51,809	$173,799	$147,976
Securities - taxable interest	5,822	5,604	17,289	16,907
Securities - non-taxable interest	2,347	2,499	7,130	7,108
Securities - dividends	748	736	2,121	2,233
Interest-bearing deposits	213	151	476	303
Total interest and dividend income	70,191	60,799	200,815	174,527
Interest expense:
Deposits	15,767	9,185	39,658	23,607
Borrowed funds	5,995	4,846	18,004	13,527
Total interest expense	21,762	14,031	57,662	37,134
Net interest income	48,429	46,768	143,153	137,393
Provision for loan losses	2,007	2,566	6,296	7,146
Net interest income after provision for loan losses	46,422	44,202	136,857	130,247
Non-interest income:
Service charges and fees	6,623	6,514	19,324	19,343
(Loss) gain on sales of securities, net	(58)	158	120	710
Income from mortgage banking activities	1,486	1,204	4,061	4,355
Bank-owned life insurance income	1,460	1,167	4,777	3,523
Net loss on limited partnership investments	(221)	(864)	(1,771)	(1,582)
Other income	265	247	693	635
Total non-interest income	9,555	8,426	27,204	26,984
Non-interest expense:
Salaries and employee benefits	22,643	20,005	65,954	59,309
Service bureau fees	2,209	2,336	6,592	6,959
Occupancy and equipment	4,487	3,740	14,104	11,866
Professional fees	1,013	1,048	3,282	3,309
Marketing and promotions	1,119	1,087	2,993	3,036
FDIC insurance assessments	655	780	2,129	2,255
Core deposit intangible amortization	288	337	930	1,075
Other	6,529	5,929	18,065	17,704
Total non-interest expense	38,943	35,262	114,049	105,513
Income before income taxes	17,034	17,366	50,012	51,718
Provision for income taxes	726	2,175	2,271	6,601
Net income	$16,308	$15,191	$47,741	$45,117

Net income per share:
Basic	$0.32	$0.30	$0.94	$0.90
Diluted	$0.32	$0.30	$0.94	$0.89
Weighted-average shares outstanding:
Basic	50,624,832	50,263,602	50,535,569	50,246,234
Diluted	51,104,776	50,889,987	51,026,105	50,888,175

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$16,308	$15,191	$47,741	$45,117
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains	(6,761)	1,076	(29,784)	10,138
Reclassification adjustment for losses (gains) realized in operations (1)	58	(158)	(120)	(710)
Net unrealized (losses) gains	(6,703)	918	(29,904)	9,428
Tax effect - benefit (expense)	1,473	(330)	6,746	(3,387)
Net-of-tax amount - securities available-for-sale	(5,230)	588	(23,158)	6,041
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	2,138	(131)	9,021	(2,073)
Reclassification adjustment for losses recognized in interest expense (2)	117	301	546	1,104
Net unrealized gains (losses)	2,255	170	9,567	(969)
Tax effect - (expense) benefit	(496)	(61)	(2,108)	349
Net-of-tax amount - interest rate swaps	1,759	109	7,459	(620)
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	1	2	5	5
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	124	142	370	428
Net change in gains and prior service costs	125	144	375	433
Tax effect - expense	(28)	(52)	(83)	(156)
Net-of-tax amount - pension and post-retirement plans	97	92	292	277
Total other comprehensive (loss) income	(3,374)	789	(15,407)	5,698
Comprehensive income	$12,934	$15,980	$32,334	$50,815

(1)
Amounts are included in gain (loss) on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax benefit (expense) associated with the reclassification adjustment was $13 and $(57) for the three months ended September 30, 2018 and 2017, respectively. Income tax expense associated with the reclassification adjustment was $26 and $256 for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the three months ended September 30, 2018 and 2017 was $26 and $108, respectively. Income tax benefit associated with the reclassification adjustment for the nine months ended September 30, 2018 and 2017 was $120 and $398, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the three months ended September 30, 2018 and 2017 was $27 and $51, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the nine months ended September 30, 2018 and 2017 was $82 and $154, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328
Adoption of ASU No. 2016-01 (see Note 3)	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02 (see Note 10)	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	47,741	(15,407)	32,334
Common stock repurchased	(94,900)	(1,551)	—	—	—	—	(1,551)
Stock-based compensation expense	—	—	2,160	—	—	—	2,160
ESOP shares released or committed to be released	—	—	118	171	—	—	289
Shares issued for stock options exercised	203,828	3,520	(1,783)	—	—	—	1,737
Shares issued for restricted stock grants	8,763	147	(147)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(9,698)	(164)	164	—	—	—	—
Cancellation of shares for tax withholding	(5,857)	—	(104)	—	—	—	(104)
Dividends paid ($0.36 per common share)	—	—	—	—	(18,375)	—	(18,375)
Balance at September 30, 2018	51,146,888	$539,528	$5,121	$(5,295)	$200,478	$(30,014)	$709,818

Balance at December 31, 2016	50,786,671	$531,848	$7,227	$(5,694)	$137,838	$(15,353)	$655,866
Comprehensive income	—	—	—	—	45,117	5,698	50,815
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Stock-based compensation expense	—	—	2,052	—	—	—	2,052
ESOP shares released or committed to be released	—	—	125	171	—	—	296
Shares issued for stock options exercised	143,149	2,527	(981)	—	—	—	1,546
Shares issued for restricted stock grants	3,617	65	(65)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(9,242)	(127)	127	—	—	—	—
Cancellation of shares for tax withholding	(22,804)	—	(340)	—	—	—	(340)
Dividends paid ($0.36 per common share)	—	—	—	—	(18,270)	—	(18,270)
Balance at September 30, 2017	50,821,391	$533,001	$8,145	$(5,523)	$164,685	$(9,655)	$690,653

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$47,741	$45,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investments, net	3,084	3,059
Amortization of intangible assets and purchase accounting marks, net	1,161	1,053
Amortization of subordinated debt issuance costs	95	95
Stock-based compensation expense	2,160	2,052
ESOP expense	289	296
Provision for loan losses	6,296	7,146
Gains on sales of securities, net	(120)	(710)
Net unrealized gain on marketable equity securities	(19)	—
Loans originated for sale	(271,783)	(292,973)
Principal balance of loans sold	298,908	266,071
Increase in mortgage servicing asset	(2,667)	(1,047)
Gain on sales of other real estate owned	(173)	(296)
Net change in mortgage banking fair value adjustments	809	(2,336)
(Gain) loss on disposal of equipment	68	(42)
Write-downs of other real estate owned	362	342
Depreciation and amortization of premises and equipment	5,713	4,206
Net loss on limited partnership investments	1,771	1,582
Deferred income tax (benefit) expense	(1,262)	5,769
Increase in cash surrender value of bank-owned life insurance	(4,342)	(3,515)
Income recognized from death benefits on bank-owned life insurance	(435)	(8)
Net change in:
Deferred loan fees and premiums	(1,809)	(3,661)
Accrued interest receivable	(3,153)	(2,122)
Other assets	(17,526)	(17,644)
Accrued expenses and other liabilities	11,497	5,297
Net cash provided by operating activities	76,665	17,731
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	58,653	214,048
Proceeds from calls and maturities of available-for-sale securities	35,790	86,859
Principal payments on available-for-sale securities	50,355	57,234
Principal payments on held-to-maturity securities	—	317
Purchases of available-for-sale securities	(85,557)	(376,506)
Redemption of FHLBB and other restricted stock	12,413	10,514
Purchase of FHLBB stock	(4,251)	(2,179)
Proceeds from sale of other real estate owned	2,232	1,475
Purchases of loans	(206,217)	(173,356)
Loan originations, net of principal repayments	10,657	(135,468)
Proceeds from bank-owned life insurance death benefits	1,082	12
Purchases of bank-owned life insurance	(30,000)	—
Proceeds from redemption of bank-owned life insurance	26,292	—
Purchases of premises and equipment	(5,934)	(14,219)
Proceeds from sales of equipment	—	707
Net cash used in investing activities	(134,485)	(330,562)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	(19,366)	17,080
Net increase in interest-bearing deposits	321,690	425,354
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	2,052	(3,713)
Net decrease in short-term FHLBB advances	(203,000)	(144,000)
Repayments of long-term FHLBB advances	(1,174)	(1,138)
Repayments of called FHLBB advances	(30,000)	(45,000)
Proceeds from long-term FHLBB advances	950	95,000
Net change in other borrowings	(5,112)	(4,803)
Proceeds from exercise of stock options	1,737	1,546
Common stock repurchased	(1,551)	(1,312)
Cancellation of shares for tax withholding	(104)	(340)
Cash dividend paid on common stock	(18,375)	(18,270)
Net cash provided by financing activities	47,747	320,404
Net increase (decrease) in cash and cash equivalents	(10,073)	7,573
Cash and cash equivalents, beginning of period	88,668	90,944
Cash and cash equivalents, end of period	$78,595	$98,517

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$56,138	$37,084
Income taxes, net	1,276	5,159
Transfer of loans to other real estate owned	2,075	2,075
Change in due to broker, investment purchases	—	(6)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
The adoption of these accounting standards did not have a material impact on the Company’s Consolidated Financial Statements.
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Disclosure
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The Update was issued as a part of FASB’s disclosure project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted and amendments should be applied on a retrospective basis to all periods presented. This ASU will affect the Company’s disclosure only and will not have a financial statement impact.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as a result of a broader disclosure project. The Update amends the disclosure requirements for fair value measurements to improve the effectiveness of the disclosure. The Update removes and modifies certain disclosure requirements, as well as adds requirements for public business entities. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the Update and delay adoption of the additional disclosures until their effective date. This ASU will affect the Company’s disclosures only and will not have a financial statement impact.
Compensation
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as a part of its Simplification Initiative. Under this guidance, the inclusion of share-based payments for nonemployees as payment for goods or services will be added under the scope of Topic 718. Recognition for costs of issuance of share-based payments to nonemployees is expected to be similar to how companies recognize these same costs for employees. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU is not expected to have a significant impact to the Company’s Consolidated Financial Statements.
Receivables
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As of September 30, 2018, this ASU is expected to have an impact of reducing premiums on callable debt securities by approximately $9.5 million (pre-tax), with the offset being a reduction in retained earnings upon initial adoption.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are U.S. Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this Update may be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.  The Company is evaluating the provisions of ASU No. 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements which is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has implemented a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and the Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. Additionally, the committee has identified and is in the process of testing a third-party software solution and has engaged outside consultants to aide in education and process development for estimating expected losses under the new guidance.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU consists of three sections: Section A - Leases: Amendments to the FASB Accounting Standards Codification; Section B - Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; and section C - Background Information and Basis for Conclusions. This ASU introduces a lessee model that requires most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new leases standard represents a wholesale change to lease accounting and will most likely result in significant implementation challenges during the transition period and beyond. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which revised the transition approach to no longer require leases to be recognized at the beginning of the earliest period presented using a modified retrospective approach. Instead, adopters can take the prospective approach upon transition which allows entities to not recast comparative periods upon transition. There are also a number of optional practical expedients that entities may elect to apply.
The Company has established a working group which includes the Director of Accounting, Director of Tax and Accounting Policy and the Controller in order to continually assess the impact of the requirements of the new guidance. Upon adoption of this ASU on January 1, 2019, the Company expects to record an increase in assets of approximately $50.0 million and an increase in liabilities of approximately $56.0 million on the Consolidated Statements of Condition as a result of recognizing the right-of-use assets and lease liabilities.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities classified as available-for-sale and held-to-maturity at September 30, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$215,541	$67	$(8,034)	$207,574
Government-sponsored residential collateralized debt obligations	174,481	—	(4,355)	170,126
Government-sponsored commercial mortgage-backed securities	28,771	—	(1,579)	27,192
Government-sponsored commercial collateralized debt obligations	157,592	—	(8,678)	148,914
Asset-backed securities	99,348	321	(731)	98,938
Corporate debt securities	83,486	49	(3,213)	80,322
Obligations of states and political subdivisions	251,616	397	(13,044)	238,969
Total available-for-sale debt securities	$1,010,835	$834	$(39,634)	$972,035

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$235,646	$779	$(946)	$235,479
Government-sponsored residential collateralized debt obligations	134,652	16	(1,556)	133,112
Government-sponsored commercial mortgage-backed securities	33,449	7	(201)	33,255
Government-sponsored commercial collateralized debt obligations	151,035	—	(3,793)	147,242
Asset-backed securities	166,559	1,253	(673)	167,139
Corporate debt securities	88,571	1,104	(539)	89,136
Obligations of states and political subdivisions	249,531	1,436	(5,960)	245,007
Total debt securities	1,059,443	4,595	(13,668)	1,050,370
Marketable equity securities, by sector:
Industrial	109	100	—	209
Oil and gas	131	77	—	208
Total marketable equity securities	240	177	—	417
Total available-for-sale securities	$1,059,683	$4,772	$(13,668)	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$12,280	$679	$(88)	$12,871
Government-sponsored residential mortgage-backed securities	1,318	111	—	1,429
Total held-to-maturity securities	$13,598	$790	$(88)	$14,300
At September 30, 2018, the net unrealized loss on securities available-for-sale of $38.8 million, net of an income tax benefit of $8.5 million, or $30.3 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
Effective January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves and simplifies the accounting rules around hedge accounting. As allowed by the ASU, upon adoption, the Company transferred its held-to-maturity portfolio to its available-for-sale portfolio.

The amortized cost and fair value of debt securities at September 30, 2018 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	13,820	13,564
After 5 years through 10 years	85,884	81,973
After 10 years	235,398	223,754
	335,102	319,291
Government-sponsored residential mortgage-backed securities	215,541	207,574
Government-sponsored residential collateralized debt obligations	174,481	170,126
Government-sponsored commercial mortgage-backed securities	28,771	27,192
Government-sponsored commercial collateralized debt obligations	157,592	148,914
Asset-backed securities	99,348	98,938
Total available-for-sale debt securities	$1,010,835	$972,035

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities to be recorded in the Consolidated Statement of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one-time adjustment that increased retained earnings and increased accumulated other comprehensive losses of January 1, 2018 by $177,000. For the three and nine months ended September 30, 2018, there were $20,000 and $19,000, respectively, in unrealized gains recognized in other income in the Consolidated Statement of Net Income on marketable equity securities. At September 30, 2018, the fair value of marketable equity securities was $437,000, which includes gross unrealized gains of $196,000, and is included in other assets on the Consolidated Statement of Condition.
At September 30, 2018 and December 31, 2017, the Company had securities with a fair value of $485.0 million and $469.4 million, respectively, pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
There were no gains realized on sales of available-for-sale securities for the three months ended September 30, 2018. For the three months ended September 30, 2017, gross gains of $235,000 were realized on the sales of available-for-sale securities. For the nine months ended September 30, 2018 and 2017, gross gains of $418,000 and $2.5 million, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $58,000 and $77,000 realized on the sale of available-for-sale securities for the three months ended September 30, 2018 and 2017, respectively. There were gross losses of $298,000 and $1.8 million realized on the sale of available-for-sale securities for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of September 30, 2018, the fair value of the obligations of states and political subdivisions portfolio was $239.0 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $239.0 million, $103.1 million were representative of general obligation bonds, for which $57.0 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2018
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$122,253	$(4,011)	$84,143	$(4,023)	$206,396	$(8,034)
Government-sponsored residential collateralized debt obligations	109,280	(1,963)	60,846	(2,392)	170,126	(4,355)
Government-sponsored commercial mortgage-backed securities	16,905	(1,025)	10,287	(554)	27,192	(1,579)
Government-sponsored commercial collateralized debt obligations	30,175	(1,143)	118,740	(7,535)	148,915	(8,678)
Asset-backed securities	51,847	(650)	6,489	(81)	58,336	(731)
Corporate debt securities	56,939	(2,131)	17,334	(1,082)	74,273	(3,213)
Obligations of states and political subdivisions	109,945	(3,506)	120,383	(9,538)	230,328	(13,044)
Total available-for-sale debt securities	$497,344	$(14,429)	$418,222	$(25,205)	$915,566	$(39,634)

December 31, 2017
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$41,961	$(203)	$83,545	$(743)	$125,506	$(946)
Government-sponsored residential collateralized debt obligations	82,758	(740)	43,359	(816)	126,117	(1,556)
Government-sponsored commercial mortgage-backed securities	21,196	(74)	10,895	(127)	32,091	(201)
Government-sponsored commercial collateralized debt obligations	27,965	(291)	119,277	(3,502)	147,242	(3,793)
Asset-backed securities	64,259	(602)	4,756	(71)	69,015	(673)
Corporate debt securities	25,403	(257)	10,764	(282)	36,167	(539)
Obligations of states and political subdivisions	26,341	(312)	116,624	(5,648)	142,965	(5,960)
Total available-for-sale securities	$289,883	$(2,479)	$389,220	$(11,189)	$679,103	$(13,668)

Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Total held-to-maturity securities	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Of the available-for-sale securities summarized above as of September 30, 2018, 131 securities had unrealized losses equaling 2.8% of the amortized cost basis for less than twelve months and 117 securities had unrealized losses of 5.7% of the amortized cost basis for twelve months or more. As of December 31, 2017, of the available-for sale securities, 75 securities had unrealized losses of less than 1.0% of the amortized cost basis for less than twelve months and 100 securities had unrealized losses equaling 2.8% of the amortized cost basis for twelve months or more. There was one unrealized loss of $88,000 on a debt security held-to-maturity at December 31, 2017.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of September 30, 2018 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2018.
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
Obligations of states and political subdivisions. The unrealized loss on obligations of states and political subdivisions relates to several securities, with no geographic concentration. The unrealized loss was largely due to an upward shift in the rates relative to the time of purchase of certain securities, as well as the market prices of certain securities reflecting the likelihood that they will be called at par prior to the maturity date.
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$434,906	7.9%	$445,820	8.3%
Investor non-owner occupied	1,888,848	34.1	1,854,459	34.7
Construction	78,235	1.4	78,083	1.5
Total commercial real estate loans	2,401,989	43.4	2,378,362	44.5

Commercial business loans	861,030	15.6	840,312	15.7

Consumer loans:
Residential real estate	1,283,126	23.2	1,204,401	22.6
Home equity	579,907	10.5	583,180	10.9
Residential construction	32,750	0.6	40,947	0.8
Other consumer	369,781	6.7	292,781	5.5
Total consumer loans	2,265,564	41.0	2,121,309	39.8
Total loans	5,528,583	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	16,603		14,794
Allowance for loan losses	(49,909)		(47,099)
Loans - net	$5,495,277		$5,307,678

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
At September 30, 2018, the Company had an allowance for loan losses of $49.9 million, or 0.90%, of total loans as compared to an allowance for loan losses of $47.1 million, or 0.88%, of total loans at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
Credit Quality Information
The Company utilizes a nine-grade internal loan rating system for residential and commercial real estate, construction, commercial business and other consumer loans as follows:
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

The following table presents the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
September 30, 2018
Loans rated 1-5	$409,023	$1,860,775	$107,796	$816,742	$1,265,194	$574,188	$367,499
Loans rated 6	9,684	14,001	2,231	29,448	2,614	275	—
Loans rated 7	16,199	14,072	958	14,840	15,318	5,444	2,282
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$434,906	$1,888,848	$110,985	$861,030	$1,283,126	$579,907	$369,781

December 31, 2017
Loans rated 1-5	$423,720	$1,829,762	$117,583	$811,604	$1,186,753	$576,592	$292,386
Loans rated 6	4,854	10,965	49	15,816	1,948	89	—
Loans rated 7	17,246	13,732	1,398	12,892	15,700	6,499	395
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781

Activity in the allowance for loan losses for the periods ended September 30, 2018 and 2017 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2018
Balance, beginning of period	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163
Provision (credit) for loan losses	28	(90)	98	80	106	10	1,725	50	2,007
Loans charged off	—	—	—	(323)	(64)	(80)	(1,273)	—	(1,740)
Recoveries of loans previously charged off	87	18	—	247	2	34	91	—	479
Balance, end of period	$3,966	$17,149	$1,596	$10,530	$8,000	$3,210	$3,478	$1,980	$49,909

Three Months Ended September 30, 2017
Balance, beginning of period	$3,686	$15,537	$1,702	$9,859	$7,828	$3,006	$1,908	$1,536	$45,062
Provision (credit) for loan losses	(82)	147	219	842	264	443	669	64	2,566
Loans charged off	—	(85)	—	(499)	(248)	(304)	(530)	—	(1,666)
Recoveries of loans previously charged off	—	36	—	168	76	23	103	—	406
Balance, end of period	$3,604	$15,635	$1,921	$10,370	$7,920	$3,168	$2,150	$1,600	$46,368

Nine Months Ended September 30, 2018
Balance, beginning of period	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision for loan losses	125	1,242	16	980	528	297	2,873	235	6,296
Loans charged off	—	(80)	(21)	(1,558)	(314)	(504)	(2,295)	—	(4,772)
Recoveries of loans previously charged off	87	71	—	500	92	159	377	—	1,286
Balance, end of period	$3,966	$17,149	$1,596	$10,530	$8,000	$3,210	$3,478	$1,980	$49,909

Nine Months Ended September 30, 2017
Balance, beginning of period	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision (credit) for loan losses	(62)	1,133	170	2,534	566	841	1,820	144	7,146
Loans charged off	(99)	(502)	(162)	(1,452)	(616)	(582)	(1,269)	—	(4,682)
Recoveries of loans previously charged off	—	135	—	558	116	51	246	—	1,106
Balance, end of period	$3,604	$15,635	$1,921	$10,370	$7,920	$3,168	$2,150	$1,600	$46,368

Further information pertaining to the allowance for loan losses and impaired loans at September 30, 2018 and December 31, 2017 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
September 30, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$116	$84	$1	$—	$—	$201
Allowance related to loans collectively evaluated and not deemed impaired	3,966	17,149	1,596	10,414	7,916	3,209	3,478	1,980	49,708
Total allowance for loan losses	$3,966	$17,149	$1,596	$10,530	$8,000	$3,210	$3,478	$1,980	$49,909

Loans deemed impaired	$1,798	$7,305	$1,092	$3,365	$18,450	$7,600	$888	$—	$40,498
Loans not deemed impaired	433,108	1,881,352	109,893	857,665	1,262,678	572,307	367,424	—	5,484,427
Loans acquired with deteriorated credit quality	—	191	—	—	1,998	—	1,469	—	3,658
Total loans	$434,906	$1,888,848	$110,985	$861,030	$1,283,126	$579,907	$369,781	$—	$5,528,583

December 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$60	$—	$—	$400	$60	$—	$—	$—	$520
Allowance related to loans collectively evaluated and not deemed impaired	3,694	15,916	1,601	10,208	7,634	3,258	2,523	1,745	46,579
Total allowance for loan losses	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099

Loans deemed impaired	$2,300	$8,414	$2,273	$5,681	$18,301	$8,547	$395	$—	$45,911
Loans not deemed impaired	443,520	1,845,815	116,757	834,631	1,186,100	574,633	290,898	—	5,292,354
Loans acquired with deteriorated credit quality	—	230	—	—	—	—	1,488	—	1,718
Total loans	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781	$—	$5,339,983
Management has established the allowance for loan loss in accordance with GAAP at September 30, 2018 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of September 30, 2018 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first nine months of 2018 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at September 30, 2018 and December 31, 2017, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
September 30, 2018
Owner-occupied CRE	$864	$733	$158	$1,755	$—	$1,258
Investor CRE	871	171	570	1,612	—	1,525
Construction	—	—	958	958	—	958
Commercial business loans	1,367	490	1,917	3,774	2	2,756
Residential real estate	4,454	3,410	9,270	17,134	1,998	14,488
Home equity	2,149	975	3,412	6,536	—	5,415
Other consumer	632	190	904	1,726	95	812
Total	$10,337	$5,969	$17,189	$33,495	$2,095	$27,212

December 31, 2017
Owner-occupied CRE	$1,195	$455	$1,297	$2,947	$—	$1,735
Investor CRE	849	92	1,212	2,153	206	1,821
Construction	—	—	1,398	1,398	—	1,398
Commercial business loans	1,069	3,465	1,219	5,753	650	4,987
Residential real estate	3,187	2,297	5,633	11,117	—	14,860
Home equity	1,319	498	3,281	5,098	—	6,466
Other consumer	947	241	491	1,679	97	395
Total	$8,566	$7,048	$14,531	$30,145	$953	$31,662
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$1,798	$2,106		$2,183	$2,891
Investor CRE	7,305	7,557		8,414	8,577
Construction	1,092	2,348		2,273	2,658
Commercial business loans	1,511	1,741		2,446	3,317
Residential real estate	15,959	16,317		16,645	17,929
Home equity	7,328	8,833		8,547	9,583
Other consumer	888	888		395	398
Total	35,881	39,790		40,903	45,353

Impaired loans with a valuation allowance:
Owner-occupied CRE	$—	$—	$—	$117	$117	$60
Commercial business loans	1,854	3,707	116	3,235	3,767	400
Residential real estate	2,491	2,831	84	1,656	1,711	60
Home equity	272	280	1	—	—	—
Total	4,617	6,818	201	5,008	5,595	520
Total impaired loans	$40,498	$46,608	$201	$45,911	$50,948	$520

The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,291	$18	$2,790	$30
Investor CRE	8,061	41	10,321	86
Construction	1,306	2	1,927	28
Commercial business loans	3,667	65	8,009	85
Residential real estate	18,043	165	17,328	237
Home equity	7,885	59	8,022	68
Other consumer	711	1	1,021	—
Total	$41,964	$351	$49,418	$534

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Owner-occupied CRE	$2,458	$91	$2,975	$90
Investor CRE	8,460	243	1,066	292
Construction	1,590	17	2,468	50
Commercial business loans	4,431	143	8,033	319
Residential real estate	18,647	536	17,324	633
Home equity	8,156	196	7,598	185
Other consumer	550	1	1,397	—
	$44,292	$1,227	$40,861	$1,569
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
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$13,286	$14,249
Non-accrual status	6,706	8,475
Total recorded investment in TDRs	$19,992	$22,724

Accruing TDRs performing under modified terms more than one year	$12,504	$7,783
Specific reserves for TDRs included in the balance of allowance for loan losses	$85	$520
Additional funds committed to borrowers in TDR status	$3	$29

Loans restructured as TDRs during the three and nine months ended September 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended			Nine Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
September 30, 2018
Construction	—	$—	$—	1	$965	$965
Residential real estate	2	171	173	7	3,061	3,063
Home equity	2	125	125	8	554	568
Total TDRs	4	$296	$298	16	$4,580	$4,596

September 30, 2017
Investor CRE	—	$—	$—	1	$5,038	$5,038
Commercial business	—	—	—	3	247	247
Residential real estate	2	269	269	5	791	791
Home equity	4	822	822	18	2,294	2,301
Total TDRs	6	$1,091	$1,091	27	$8,370	$8,377
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended September 30,
	2018			2017
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Residential real estate	$11	$—	$160	$—	$—	$269	$—
Home equity	26	99	—	526	296	—	—
Total	$37	$99	$160	$526	$296	$269	$—

	Nine Months Ended September 30,
	2018			2017
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$—	$—	$—	$5,038
Construction	965	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	247
Residential real estate	11	—	3,050	155	220	416	—
Home equity	87	467	—	838	742	714	—
	$1,063	$467	$3,050	$993	$962	$1,130	$5,285

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	September 30, 2018		September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Construction	1	$715	—	$—
Commercial business	—	—	1	203
Residential real estate	1	399	—	—
Home equity	2	113	2	54
Total	4	$1,227	3	$257
The majority of restructured loans were on accrual status as of September 30, 2018 and December 31, 2017. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.40 billion and $1.25 billion as of September 30, 2018 and December 31, 2017, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the three and nine months ended September 30, 2018, the Company received servicing income of $633,000 and $2.0 million, compared to $618,000 and $1.7 million for the same periods in 2017. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at September 30, 2018 and December 31, 2017 was determined using pretax internal rates of return ranging from 11.7% to 13.7% and 9.7% to 11.7%, for the respective periods, and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 139 and 180, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$13,679	$10,172	$11,733	$10,104
Change in fair value recognized in net income	(240)	(569)	(30)	(1,499)
Issuances	961	1,548	2,697	2,546
Fair value of mortgage servicing rights at end of period	$14,400	$11,151	$14,400	$11,151

Note 5.	Goodwill and Core Deposit Intangibles
The carrying value of goodwill was $115.3 million at both September 30, 2018 and December 31, 2017. The changes in the carrying amount of core deposit intangible assets are summarized as follows:

Core Deposit Intangibles
(In thousands)
Balance at December 31, 2016	$5,902
Amortization expense	(1,411)
Balance at December 31, 2017	$4,491
Amortization expense	(930)
Balance at September 30, 2018	$3,561

Estimated amortization expense for the years ending December 31,
2018 (remaining three months)	$289
2019	1,026
2020	834
2021	642
2022	449
2023 and thereafter	321
Total remaining	$3,561
In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $288,000 and $337,000 for the three months ended September 30, 2018 and 2017, respectively, and was $930,000 and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 6.	Borrowings
Federal Home Loan Bank of Boston Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of September 30, 2018 and December 31, 2017 are summarized below:

	September 30, 2018		December 31, 2017
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2018	$640,500	2.24%	$929,274	1.56%
2019	160,000	2.14	75,000	1.76
2020	8,000	2.33	8,000	2.33
2021	—	—	—	—
2022	—	—	—	—
Thereafter	4,230	2.54	33,680	1.14
	$812,730	2.23%	$1,045,954	1.57%
The total carrying value of FHLBB advances at September 30, 2018 was $812.9 million, which includes a remaining fair value adjustment of $218,000 on acquired advances. At December 31, 2017, the total carrying value of FHLBB advances was $1.05 billion, with a remaining fair value adjustment of $504,000.
At September 30, 2018, the Company had no outstanding advances that are callable by the FHLBB. All advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $1.65 billion and $2.28 billion at September 30, 2018 and December 31, 2017, respectively.

In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at September 30, 2018 and December 31, 2017. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At September 30, 2018, the Company could borrow immediately an additional $531.6 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$80,139	$79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	9,647	14,591
Other	3,858	4,049
Total other borrowings	$113,644	$118,596
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense. The carrying value, net of issuance costs, totaled $74.2 million and $74.1 million at September 30, 2018 and December 31, 2017, respectively.
The Company assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million in a merger in 2014. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.8 million at September 30, 2018. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of September 30, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
September 30, 2018
Repurchase Agreements
U.S. Agency Securities	$9,647	$20,000	$—	$—	$29,647

December 31, 2017
Repurchase Agreements
U.S. Agency Securities	$14,591	$10,000	$10,000	$—	$34,591
At both September 30, 2018 and December 31, 2017, advances outstanding under wholesale reverse repurchase agreements totaled $20.0 million. The outstanding advances at September 30, 2018 consisted of two individual borrowings with remaining terms of one year or less and a weighted average cost of 2.59%. The outstanding advances at December 31, 2017 consisted of two individual borrowings with remaining terms of two years or less and had a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $23.2 million and $23.0 million as collateral for these borrowings at September 30, 2018 and December 31, 2017, respectively.

Retail repurchase agreements primarily consist of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of September 30, 2018 and December 31, 2017, retail repurchase agreements totaled $9.6 million and $14.6 million, respectively. The Company pledged investment securities with a market value of $25.8 million and $28.8 million as collateral for these borrowings at September 30, 2018 and December 31, 2017, respectively.
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
Other
At September 30, 2018 and December 31, 2017, other borrowings consist of capital lease obligations the Company has for three of its leased banking branches. At September 30, 2018 and December 31, 2017, the balance of capital lease obligations totaled $3.9 million and $4.0 million, respectively.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $423.4 million at a cost of 2.16% at September 30, 2018 and $389.1 million at a cost of 1.32% at December 31, 2017. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $115.0 million and $107.5 million at September 30, 2018 and December 31, 2017, respectively.

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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of September 30, 2018 and December 31, 2017 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
September 30, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.14	TBD	(1)	2.45%		$1,884
Interest rate swaps	345,000	3.85	2.33%		2.52%		5,655
Non-hedging derivatives:
Forward loan sale commitments	128,080	0.00					316
Derivative loan commitments	42,272	0.00					419
Interest rate swap	7,500	7.79					(928)
Loan level swaps - dealer(3)	631,412	7.03	3.93%		4.08%		17,666
Loan level swaps - borrowers(3)	631,412	7.03	4.08%		3.93%		(17,670)
Forward starting loan level swaps - dealer(3)	8,000	8.95	TBD	(4)	5.11%		(174)
Forward starting loan level swaps - borrower(3)	8,000	8.95	5.11%		TBD	(4)	174
Total	$1,851,676						$7,342

December 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.88	TBD	(1)	2.45%		$(292)
Interest rate swaps	175,000	4.57	1.35%		2.41%		(1,736)
Fair value hedges:
Interest rate swaps	10,000	0.47	1.00%		1.51%	(2)	(28)
Non-hedging derivatives:
Forward loan sale commitments	137,670	0.00					(92)
Derivative loan commitments	24,430	0.00					530
Interest rate swap	7,500	8.54					(615)
Loan level swaps - dealer(3)	603,447	7.31	3.25%		3.99%		(3,183)
Loan level swaps - borrowers(3)	603,447	7.31	3.99%		3.25%		3,174
Forward starting loan level swaps - dealer(3)	8,000	9.70	TBD	(4)	5.11%		105
Forward starting loan level swaps - borrower(3)	8,000	9.70	5.11%		TBD	(4)	(105)
Total	$1,627,494						$(2,242)

(1)
The receiver leg of the cash flow hedge is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for this forward starting cash flow hedge is November 15, 2018.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $897,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of September 30, 2018, the Company had ten outstanding interest rate derivatives with a notional value of $395.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and nine months ended September 30, 2018 and 2017, the Company recognized a negligible net impact to interest expense.
As of September 30, 2018, the Company had no outstanding interest rate derivatives that were designated as a fair value hedge of interest rate risk.
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
As of September 30, 2018, the Company had 86 borrower-facing interest rate derivatives with an aggregate notional amount of $631.4 million and 86 broker derivatives with an aggregate notional value amount of $631.4 million related to this program.
As of September 30, 2018, the Company had seven risk participation agreements with four counterparties related to a loan level interest rate swap with seven of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Four agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At September 30, 2018, the notional amount of these risk participation agreements was $22.9 million, reflecting the counterparty participation of 34.5%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. At September 30, 2018, the notional amount of the remaining three risk participation agreements was $24.4 million, reflecting the counterparty participation level of 36.7%.
Forward Starting Loan Level Swaps
As of September 30, 2018, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with a notional amount of $8.0 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of September 30, 2018, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2018 and December 31, 2017:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2018	Dec 31, 2017	Balance Sheet Location	Sep 30, 2018	Dec 31, 2017
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$7,539	$36	Other Liabilities	$—	$2,064
Interest rate swap - fair value hedge	Other Assets	—	—	Other Liabilities	—	28
Total derivatives designated as hedging instruments		$7,539	$36		$—	$2,092
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$332	$12	Other Liabilities	$16	$104
Derivative loan commitments	Other Assets	419	530	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	928	615
Interest rate swap - with customers	Other Assets	788	7,117	Other Liabilities	18,458	3,943
Interest rate swap - with counterparties	Other Assets	18,456	3,941	Other Liabilities	790	7,124
Forward starting loan level swap	Other Assets	174	105	Other Liabilities	174	105
Total derivatives not designated as hedging		$20,169	$11,705		$20,366	$11,891
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$2,138	$(131)	$9,021	$(2,073)

	Amount of Losses Reclassified from AOCI into Expense (Effective Portion)		Amount of Losses Reclassified from AOCI into Expense (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate swaps	$117	$301	$546	$1,104

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and nine months ended September 30, 2018 and 2017:

Fair Value Hedges
		Amount of Gain (Loss) Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate swaps	Interest income	$—	$8	$28	$(30)

		Amount of Gain (Loss) Recognized in Income from Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(In thousands)
Interest rate swaps	Interest income	$—	$7	$29	$(30)

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of September 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(160)	$181	$(111)	$416
Interest rate swap	(57)	10	(313)	96
Forward loan sale commitments	546	(208)	408	(162)
Loan level swaps	1	(2)	5	(2)
	$330	$(19)	$(11)	$348
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
As of September 30, 2018, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.5 million. As of September 30, 2018, the Company had no securities pledged as collateral under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s Shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of September 30, 2018, there were 2,870,837 shares available for future grants under the 2015 Plan.
For the nine-month period ended September 30, 2018, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $12,000 with a related tax benefit of $3,000 and $2.2 million with a related tax benefit of $473,000, respectively. Of the total expense amount for the nine-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $179,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $2.0 million. For the nine-month period ended September 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $76,000 with a related tax benefit of $27,000 and $2.0 million with a related tax benefit of $712,000, respectively.
For the three months ended September 30, 2018, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $4,000 with a related tax benefit of $1,000 and $738,000 with a related tax benefit of $163,000, respectively. Of the total expense amount for the three-month period, the amount for Director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $60,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $682,000. For the three months ended September 30, 2017, total employee and Director stock-based compensation expense recognized for stock options and restricted stock was $5,000 with a related tax benefit of $2,000 and $561,000 with a related tax benefit of $202,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the nine months ended September 30, 2018:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	1,694,995	$11.34
Granted	—	—
Exercised	(231,830)	9.56
Forfeited or expired	(29,453)	8.98
Outstanding at September 30, 2018	1,433,712	$11.68	4.1	$7.4
Stock options vested and exercisable at September 30, 2018	1,424,988	$11.67	4.1	$7.4
As of September 30, 2018, the unrecognized cost related to outstanding stock options was $12,000 and will be recognized over a weighted-average period of 0.7 years.

There were no stock options granted during the nine months ended September 30, 2018 and 2017.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were 55,234 options with a SAR component included in total options exercised during the nine months ended September 30, 2018.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the nine months ended September 30, 2018, the Company issued 8,763 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees. During the nine months ended September 30, 2018, the weighted-average grant date fair value was $16.77 per share and the restricted stock awards vest in equal annual installments on the anniversary date over a 3 year period. The following table presents the activity for restricted stock for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2017	425,000	$15.55
Granted	8,763	16.77
Vested	(15,852)	12.61
Forfeited	(9,698)	16.95
Unvested as of September 30, 2018	408,213	$15.65
As of September 30, 2018, there was $2.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $6.0 million at September 30, 2018 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 23 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended September 30, 2018 and 2017, ESOP compensation expense was $98,000 and $99,000, respectively. For the nine months ended September 30, 2018 and 2017, ESOP compensation expense was $289,000 and $296,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

September 30, 2018
Allocated shares	1,220,865
Shares allocated for release	17,110
Unreleased shares	507,593
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$8,543

Note 9.	Regulatory Matters

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
As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
September 30, 2018
Total capital to risk weighted assets	$684,488	12.0%	$456,325	8.0%	$570,407	10.0%
Common equity tier 1 capital to risk weighted assets	632,650	11.1	256,480	4.5	370,471	6.5
Tier 1 capital to risk weighted assets	632,650	11.1	341,973	6.0	455,964	8.0
Tier 1 capital to total average assets	632,650	8.9	284,337	4.0	355,421	5.0
December 31, 2017
Total capital to risk weighted assets	$642,179	11.6%	$442,882	8.0%	$553,603	10.0%
Common equity tier 1 capital to risk weighted assets	593,155	10.7	249,458	4.5	360,328	6.5
Tier 1 capital to risk weighted assets	593,155	10.7	332,610	6.0	443,480	8.0
Tier 1 capital to total average assets	593,155	8.7	272,715	4.0	340,894	5.0

United Financial Bancorp, Inc.
September 30, 2018
Total capital to risk weighted assets	$739,739	12.9%	$458,753	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	612,901	10.7	257,762	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	612,901	10.7	343,683	6.0	N/A	N/A
Tier 1 capital to total average assets	612,901	8.5	288,424	4.0	N/A	N/A
December 31, 2017
Total capital to risk weighted assets	$701,794	12.6%	$445,583	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	577,770	10.4	249,997	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	577,770	10.4	333,329	6.0	N/A	N/A
Tier 1 capital to total average assets	577,770	8.4	275,129	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of September 30, 2018 and December 31, 2017, $120.8 million and $108.3 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 10.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,203)	$(7,578)
Tax effect	1,587	2,730
Benefit plans, net	(5,616)	(4,848)

Securities available-for-sale:
Net unrealized loss	(38,800)	(8,896)
Tax effect	8,524	3,201
Securities available-for-sale, net	(30,276)	(5,695)

Interest rate swaps:
Net unrealized gain (loss)	7,539	(2,028)
Tax effect	(1,661)	731
Interest rate swaps, net	5,878	(1,297)
	$(30,014)	$(11,840)
On January 1, 2018, the Company adopted ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addressed the impact of the federal rate tax reduction on deferred taxes that were originally recorded through accumulated other comprehensive income. Through the adoption of this ASU, the Company reclassed the “dangling” difference due to the tax rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, a one-time reclassification of $2.6 million was made from accumulated other comprehensive loss to retained earnings.

Note 11.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Net income available to common stockholders	$16,308	$15,191	$47,741	$45,117
Weighted-average common shares outstanding	51,136,186	50,797,769	51,052,570	50,786,048
Less: average number of unallocated ESOP award shares	(511,354)	(534,167)	(517,001)	(539,814)
Weighted-average basic shares outstanding	50,624,832	50,263,602	50,535,569	50,246,234
Dilutive effect of stock options	479,944	626,385	490,536	641,941
Weighted-average diluted shares	51,104,776	50,889,987	51,026,105	50,888,175
Net income per share:
Basic	$0.32	$0.30	$0.94	$0.90
Diluted	$0.32	$0.30	$0.94	$0.89
There were no anti-dilutive stock options during the three and nine months ended September 30, 2018 and 2017, respectively.

Note 12.	Fair Value Measurements
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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $85.8 million and $113.2 million at September 30, 2018 and December 31, 2017, respectively. The aggregate fair value of these loans as of the same dates was $86.9 million and $114.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2018 and December 31, 2017.
The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated. Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Mortgage loans held for sale	$5	$(783)	$(777)	$1,993
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2018 and 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$207,574	$—	$207,574	$—
Government-sponsored residential collateralized debt obligations	170,126	—	170,126	—
Government-sponsored commercial mortgage-backed securities	27,192	—	27,192	—
Government-sponsored commercial collateralized debt obligations	148,914	—	148,914	—
Asset-backed securities	98,938	—	—	98,938
Corporate debt securities	80,322	—	80,322	—
Obligations of states and political subdivisions	238,969	—	238,969	—
Total available-for-sale debt securities	$972,035	$—	$873,097	$98,938

Mortgage loan derivative assets	$751	$—	$751	$—
Mortgage loan derivative liabilities	16	—	16	—
Loans held for sale	86,948	—	86,948	—
Marketable equity securities	437	437	—	—
Mortgage servicing rights	14,400	—	—	14,400
Interest rate swap assets	26,957	—	26,957	—
Interest rate swap liabilities	20,350	—	20,350	—

December 31, 2017
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$235,479	$—	$235,479	$—
Government-sponsored residential collateralized-debt obligations	133,112	—	133,112	—
Government-sponsored commercial mortgage-backed securities	33,255	—	33,255	—
Government-sponsored commercial collateralized-debt obligations	147,242	—	147,242	—
Asset-backed securities	167,139	—	—	167,139
Corporate debt securities	89,136	—	89,136	—
Obligations of states and political subdivisions	245,007	—	245,007	—
Marketable equity securities	417	417	—	—
Total available-for-sale securities	$1,050,787	$417	$883,231	$167,139

Mortgage loan derivative assets	$542	$—	$542	$—
Mortgage loan derivative liabilities	104	—	104	—
Loans held for sale	114,073	—	114,073	—
Mortgage servicing rights	11,733	—	—	11,733
Interest rate swap assets	11,199	—	11,199	—
Interest rate swap liabilities	13,879	—	13,879	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$105,038	$153,180	$167,139	$155,472
Sales	(6,014)	(14,168)	(67,096)	(14,419)
Principal payments and net accretion	—	(118)	(117)	(2,898)
Total realized gains (losses) included in earnings	—	139	(82)	636
Total unrealized gains (losses) included in other comprehensive income/loss	(86)	323	(906)	565
Balance at end of period	$98,938	$139,356	$98,938	$139,356

Balance of mortgage servicing rights, at beginning of period	$13,679	$10,172	$11,733	$10,104
Issuances	961	1,548	2,697	2,546
Change in fair value recognized in net income	(240)	(569)	(30)	(1,499)
Balance at end of period	$14,400	$11,151	$14,400	$11,151
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 15.9% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at September 30, 2018:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$98,938	Discounted Cash Flow	Discount Rates	3.8% - 6.6% (4.93%)
			Cumulative Default %	0.6% - 12.9% (6.76%)
			Loss Given Default	0.2% - 3.9% (2.08%)

Mortgage servicing rights	$14,400	Discounted Cash Flow	Discount Rate	11.0% - 15.5% (12.73%)
			Cost to Service	$75 - $135 ($87.87)
			Float Earnings Rate	1.5% (1.5%)
Asset-backed securities: Given the level of market activity for the asset-backed securities in the portfolio, the discount rates utilized in the fair value measurement were derived by analyzing current market yields for comparable securities and research reports issued by brokers and dealers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities. There is an inverse correlation between the discount rate and the fair value measurement. When the discount rate increases, the fair value decreases.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Impaired loans	$2,511	$—	$—	$2,511
Other real estate owned	1,808	—	—	1,808
Total	$4,319	$—	$—	$4,319
December 31, 2017
Impaired loans	$4,488	$—	$—	$4,488
Other real estate owned	2,154	—	—	2,154
Total	$6,642	$—	$—	$6,642
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
Losses on assets recorded at fair value on a non-recurring basis for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans	$(353)	$(396)	$(145)	$(1,174)
Other real estate owned	(144)	(31)	(311)	(201)
Total	$(497)	$(427)	$(456)	$(1,375)

Disclosures about Fair Value of Financial Instruments:
As of September 30, 2018 and December 31, 2017, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018
Financial assets:
Cash and cash equivalents	$78,595	$78,595	$—	$—	$78,595
Available-for-sale securities	972,035	—	873,097	98,938	972,035
Loans held for sale	86,948	—	86,948	—	86,948
Loans receivable-net	5,495,277	—	—	5,392,213	5,392,213
FHLBB stock	42,032	—	—	42,032	42,032
Accrued interest receivable	25,485	—	—	25,485	25,485
Derivative assets	27,708	—	27,708	—	27,708
Mortgage servicing rights	14,400	—	—	14,400	14,400
Marketable equity securities	437	437	—	—	437
Financial liabilities:
Deposits	5,500,363	—	—	5,484,342	5,484,342
Mortgagors’ and investors’ escrow accounts	9,597	—	—	9,597	9,597
FHLBB advances and other borrowings	926,592	—	925,879	—	925,879
Derivative liabilities	20,366	—	20,366	—	20,366

December 31, 2017
Financial assets:
Cash and cash equivalents	$88,668	$88,668	$—	$—	$88,668
Available-for-sale securities	1,050,787	417	883,231	167,139	1,050,787
Held-to-maturity securities	13,598	—	14,300	—	14,300
Loans held for sale	114,073	—	114,073	—	114,073
Loans receivable-net	5,307,678	—	—	5,297,381	5,297,381
FHLBB stock	50,194	—	—	50,194	50,194
Accrued interest receivable	22,332	—	—	22,332	22,332
Derivative assets	11,741	—	11,741	—	11,741
Mortgage servicing rights	11,733	—	—	11,733	11,733
Financial liabilities:
Deposits	5,198,221	—	—	5,191,159	5,191,159
Mortgagors’ and investors’ escrow accounts	7,545	—	—	7,545	7,545
FHLBB advances and other borrowings	1,165,054	—	1,164,431	—	1,164,431
Derivative liabilities	13,983	—	13,983	—	13,983
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$117,321	$110,664
Undisbursed construction loans	123,999	136,149
Undisbursed home equity lines of credit	443,695	412,484
Undisbursed commercial lines of credit	474,882	412,547
Standby letters of credit	13,677	14,680
Unused credit card lines	18,615	16,084
Unused checking overdraft lines of credit	1,661	1,544
Total	$1,193,850	$1,104,152
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $42.3 million at September 30, 2018 and is included in other assets in the Consolidated Statement of Condition. At September 30, 2018, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $13.6 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2018.

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
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at September 30, 2018 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.21 billion and stockholders’ equity of $709.8 million at September 30, 2018.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 54 banking offices, commercial loan production offices, mortgage loan production offices, 66 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com). In the second quarter of 2018, the Company entered into an agreement with Webster Bank, N.A. to purchase and assume the personal and business banking deposits, including checking, savings, overdraft lines of credit tied to checking accounts, IRAs, and CDs, at six branches located in Connecticut, Massachusetts, and Rhode Island. The deal closed in October 2018, at which time three United Bank branches consolidated into the closest, respective Webster branch.
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
Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, return on tangible common equity and assets, net interest margin, non-interest income, operating expenses related to total average assets and efficiency ratio, pre-tax pre-provision (“PTPP”) profitability, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.
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
At September 30, 2018, derivative assets and liabilities were $27.7 million and $20.4 million, respectively. Further information about our use of derivatives is provided in Note 7, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at September 30, 2018 was $115.3 million. For further discussion on goodwill see Note 5, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income of $16.3 million, or $0.32 per diluted share, was recorded for the three months ended September 30, 2018, compared to net income of $15.2 million, or $0.30 per diluted share, for the same period in 2017. Net income for the nine months ended September 30, 2018 was $47.7 million, or $0.94 per diluted share, compared to $45.1 million, or $0.89 per diluted share, for the same period in 2017.
Net interest income increased $1.7 million and $5.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 due to balance sheet growth which was mostly comprised of strong loan originations and loan portfolio purchases. It is the Company’s strategy in the future to increase the relative level of owner-occupied commercial real estate loans while decreasing the relative level of investor non-owner occupied commercial real estate loans to generate more favorable risk-adjusted returns when management is able to identify production that can enhance and maintain net interest margin. Total interest and dividend income increased $9.4 million and $26.3 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases were partially offset by increases in interest expense of $7.7 million and $20.5 million compared to the same periods in 2017. The Company’s tax-equivalent net interest margin for the three and nine months ended September 30, 2018 was 2.92% and 2.93%, a decrease of eight and nine basis points compared to the prior periods in 2017, respectively.
Non-interest income increased $1.1 million and $220,000 for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The most significant factors contributing to the increase for the three months ended September 30, 2018 were increases in bank-owned life insurance income and income from mortgage banking activities. There were also lower losses on limited partnership investments as compared to the respective period in 2017 that helped contribute to the overall increase in non-interest income. The increase in non-interest income for the nine months ended September 30, 2018 compared to the prior period was primarily due to an increase in bank-owned life insurance income, as the Company purchased additional BOLI in late December 2017 and early 2018, in addition to income related to death benefits during the first and second quarter of 2018. This increase was primarily offset by decreases in the net gain on sales of securities and income from mortgage banking activities.
Non-interest expense increased $3.7 million to $38.9 million for the three months ended September 30, 2018, and increased $8.5 million to $114.0 million for the nine months ended September 30, 2018, as compared to the same periods in 2017. The largest increases were reflected in salaries and employee benefits and occupancy and equipment, offset primarily by decreases in service bureau fees and FDIC insurance assessments, as compared to the prior periods in 2017. Salaries and employee benefits increased primarily due to an increase in salaries as a result of a greater number of employees, reflecting the Company’s hiring of additional staff for targeted growth. The increase in occupancy and equipment as compared to the prior period was mainly driven by the move of the corporate headquarters to Hartford, CT. These increases were offset in part by lower service bureau fees due to several efficiency and risk mitigation projects related to the Company’s core banking system that occurred in the previous comparable period, as well as lower FDIC insurance assessments.
The provision for income taxes decreased $1.4 million and $4.3 million for the three and nine months ended September 30, 2018 from the prior year periods, primarily due to the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017. This resulted in, amongst other tax reform items, a reduction in the Company’s applicable U.S. Federal Corporate tax rate to 21% from 35% beginning in the tax year 2018. Additionally, there was an increase in projected tax credit benefits for 2018 due to the closing of two tax credit investments in the second quarter of 2018.
The asset quality of our loan portfolio has remained strong. At September 30, 2018 and December 31, 2017, the allowance for loan losses to total loans ratio were 0.90% and 0.88%, respectively, and the allowance for loan losses to non-performing loans ratio was 183.41% and 148.76%, respectively. The ratio of non-performing loans to total loans were 0.49% and 0.59% at September 30, 2018 and December 31, 2017, respectively. A provision for loan losses of $2.0 million and $6.3 million were recorded for the three and nine months ended September 30, 2018, compared to $2.6 million and $7.1 million for the same prior year periods, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.32	$0.30	$0.94	$0.90
Diluted net income per share	0.32	0.30	0.94	0.89
Dividends declared per share	0.12	0.12	0.36	0.36
Key Statistics:
Total revenue	$57,984	$55,194	$170,357	$164,377
Total expense	38,943	35,262	114,049	105,513
Key Ratios (annualized):
Return on average assets	0.91%	0.88%	0.89%	0.89%
Return on average equity	9.26%	8.92%	9.14%	8.98%
Tax-equivalent net interest margin	2.92%	3.00%	2.93%	3.02%
Non-interest expense to average assets	2.17%	2.04%	2.14%	2.08%
Cost of interest-bearing deposits	1.33%	0.83%	1.16%	0.75%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$20,506	$24,789	$20,506	$24,789
Troubled debt restructures - non-accruing	6,706	6,628	6,706	6,628
Total non-performing loans	27,212	31,417	27,212	31,417
Other real estate owned	1,808	2,444	1,808	2,444
Total non-performing assets	$29,020	$33,861	$29,020	$33,861
Asset Quality Ratios:
Non-performing loans to total loans	0.49%	0.60%	0.49%	0.60%
Non-performing assets to total assets	0.40%	0.49%	0.40%	0.49%
Allowance for loan losses to non-performing loans	183.41%	147.59%	183.41%	147.59%
Allowance for loan losses to total loans	0.90%	0.89%	0.90%	0.89%
Non-GAAP Ratio:
Efficiency ratio (1)	65.73%	60.47%	64.97%	61.37%

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

The following is a calculation of our efficiency ratio for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Efficiency Ratio:
Non-Interest Expense (GAAP)	$38,943	$35,262	$114,049	$105,513
Non-GAAP adjustments:
Other real estate owned expense	(256)	(211)	(586)	(607)
Lease exit/disposal cost obligation	129	—	(86)	—
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$38,816	$35,051	$113,377	$104,906

Net Interest Income (GAAP)	$48,429	$46,768	$143,153	$137,393
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	792	2,069	2,934	5,705

Non-Interest Income (GAAP)	9,555	8,426	27,204	26,984
Non-GAAP adjustments:
Net loss (gain) on sales of securities	58	(158)	(120)	(710)
Net loss on limited partnership investments	221	864	1,771	1,582
BOLI claim benefit	—	—	(435)	(8)
Total Revenue for Efficiency Ratio (non-GAAP)	$59,055	$57,969	$174,507	$170,946

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	65.73%	60.47%	64.97%	61.37%
Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and nine months ended September 30, 2018 and 2017. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
Interest-earning assets:
Residential real estate loans	$1,375,948	$12,451	3.65%	$1,323,262	$11,017	3.33%
Commercial real estate loans	2,320,375	26,105	4.40	2,211,601	23,063	4.08
Construction loans	114,068	1,379	4.73	122,511	1,301	4.16
Commercial business loans	841,936	9,428	4.38	791,547	8,163	4.04
Home equity loans	584,706	7,471	5.07	536,509	5,917	4.38
Other consumer loans	351,892	4,532	5.11	252,532	3,063	4.81
Total loans (1)	5,588,925	61,366	4.33	5,237,962	52,524	3.95
Investment securities	995,405	8,686	3.48	1,090,559	9,621	3.52
Federal Home Loan Bank stock	45,016	715	6.35	51,722	572	4.43
Other earning assets	42,078	216	2.04	43,498	151	1.38
Total interest-earning assets	6,671,424	70,983	4.21	6,423,741	62,868	3.86
Allowance for loan losses	(49,823)			(46,479)
Non-interest-earning assets	569,471			529,937
Total assets	$7,191,072			$6,907,199
Interest-bearing liabilities:
NOW and money market accounts	$2,515,660	8,461	1.33%	$2,105,796	3,992	0.75%
Saving deposits (2)	501,700	75	0.06	527,641	77	0.06
Time deposits	1,691,382	7,231	1.70	1,731,658	5,116	1.17
Total interest-bearing deposits	4,708,742	15,767	1.33	4,365,095	9,185	0.83
Advances from the Federal Home Loan Bank	844,207	4,591	2.13	951,760	3,404	1.40
Other borrowings	111,760	1,404	4.92	135,173	1,442	4.18
Total interest-bearing liabilities	5,664,709	21,762	1.52	5,452,028	14,031	1.02
Non-interest-bearing deposits	750,503			702,916
Other liabilities	71,554			70,853
Total liabilities	6,486,766			6,225,797
Stockholders’ equity	704,306			681,402
Total liabilities and stockholders’ equity	$7,191,072			$6,907,199
Net interest-earning assets (3)	$1,006,715			$971,713
Tax-equivalent net interest income		49,221			48,837
Tax-equivalent net interest rate spread (4)			2.69%			2.84%
Tax-equivalent net interest margin (5)			2.92%			3.00%
Average interest-earning assets to average interest-bearing liabilities			117.77%			117.82%
Less tax-equivalent adjustment		792			2,069
Net interest income		$48,429			$46,768

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,342,955	$35,977	3.59%	$1,285,618	$32,079	3.33%
Commercial real estate loans	2,303,188	74,522	4.27	2,155,085	65,626	4.02
Construction loans	116,144	4,035	4.58	132,158	4,261	4.25
Commercial business loans	833,612	26,949	4.26	767,738	22,510	3.87
Home equity loans	583,876	21,056	4.82	533,669	16,876	4.23
Other consumer loans	324,802	12,394	5.10	231,892	8,581	4.95
Total loans (1)	5,504,577	174,933	4.22	5,106,160	149,933	3.89
Investment securities	1,018,609	26,305	3.44	1,086,574	28,366	3.48
Federal Home Loan Bank stock	48,513	2,024	5.56	53,005	1,630	4.10
Other earning assets	36,856	487	1.77	36,049	303	1.12
Total interest-earning assets	6,608,555	203,749	4.09	6,281,788	180,232	3.80
Allowance for loan losses	(48,750)			(45,008)
Non-interest-earning assets	559,792			521,629
Total assets	$7,119,597			$6,758,409
Interest-bearing liabilities:
NOW and money market accounts	$2,307,660	19,517	1.13%	$1,960,685	8,996	0.61%
Saving deposits (2)	510,137	225	0.06	532,718	235	0.06
Time deposits	1,745,332	19,916	1.53	1,720,120	14,376	1.12
Total interest-bearing deposits	4,563,129	39,658	1.16	4,213,523	23,607	0.75
Advances from the Federal Home Loan Bank	945,085	13,829	1.93	986,935	9,225	1.23
Other borrowings	113,937	4,175	4.83	138,685	4,302	4.09
Total interest-bearing liabilities	5,622,151	57,662	1.37	5,339,143	37,134	0.93
Non-interest-bearing deposits	734,253			680,786
Other liabilities	66,491			68,499
Total liabilities	6,422,895			6,088,428
Stockholders’ equity	696,702			669,981
Total liabilities and stockholders’ equity	$7,119,597			$6,758,409
Net interest-earning assets (3)	$986,404			$942,645
Tax-equivalent net interest income		146,087			143,098
Tax-equivalent net interest rate spread (4)			2.72%			2.87%
Tax-equivalent net interest margin (5)			2.93%			3.02%
Average interest-earning assets to average interest-bearing liabilities			117.54%			117.66%
Less tax-equivalent adjustment		2,934			5,705
Net interest income		$143,153			$137,393

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2018 Compared to September 30, 2017			Nine Months Ended September 30, 2018 Compared to September 30, 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,859	$4,983	$8,842	$12,755	$12,245	$25,000
Securities (1)	(1,259)	467	(792)	(1,903)	236	(1,667)
Other earning assets	(5)	70	65	7	177	184
Total earning assets	2,595	5,520	8,115	10,859	12,658	23,517
Interest expense:
NOW and money market accounts	898	3,571	4,469	1,825	8,696	10,521
Savings accounts	(4)	2	(2)	(10)	—	(10)
Time deposits	(122)	2,237	2,115	214	5,326	5,540
Total interest-bearing deposits	772	5,810	6,582	2,029	14,022	16,051
FHLBB advances	(415)	1,602	1,187	(401)	5,005	4,604
Other borrowings	(268)	230	(38)	(825)	698	(127)
Total interest-bearing liabilities	89	7,642	7,731	803	19,725	20,528
Change in tax-equivalent net interest income	$2,506	$(2,122)	$384	$10,056	$(7,067)	$2,989

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017
The following discussion provides a summary and comparison of the Company’s operating results for the three and nine months ended September 30, 2018 and 2017.

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
For the three months ended September 30, 2018, tax-equivalent net interest income increased $384,000 from the comparative 2017 period. This was mainly due to an increase in average earning assets of $247.7 million, offset by an increase of $212.7 million in interest-bearing liabilities, due to loan growth which was primarily funded by borrowings and deposits. The increase in interest and dividend income of $8.1 million was partially offset by the increase in interest expense of $7.7 million. The net interest margin decreased eight basis points, the yield on average earning assets increased 35 basis points, and the cost of interest-bearing liabilities increased 50 basis points from the same period in 2017.
For the nine months ended September 30, 2018, tax-equivalent net interest income increased $3.0 million from the comparative 2017 period. This was mainly due to the increase in average earning assets of $326.8 million outpacing the increase of $283.0 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $53.5 million. The increase in interest and dividend income of $23.5 million was partially offset by the increase in interest expense of $20.5 million. The net interest margin decreased nine basis points, the yield on average earnings assets increased 29 basis points, and the cost of interest-bearing liabilities increased 44 basis points from the same period in 2017.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three and nine months ended September 30, 2018 was $5.59 billion and $5.50 billion, and had an average yield of 4.33% and 4.22%, respectively. Increases in average balances for loans were recorded in all categories except construction loans, and increased $351.0 million and $398.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. For the three and nine months ended September 30, 2018, the average balance of commercial real estate loans, commercial business loans, other consumer loans, residential real estate loans, and home equity loans increased $108.8 million and $148.1 million, $50.4 million and $65.9 million, $99.4 million and $92.9 million, $52.7 million and $57.3 million, and $48.2 million and $50.2 million, respectively, from the respective prior period in 2017. The loan portfolio has responded favorably to the increase in the LIBOR and Prime rate indices, as 30% of the portfolio is priced off of the LIBOR index, and 14% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities for the three months ended September 30, 2018 decreased $95.2 million when compared to the same period in 2017, and the average yield decreased by four basis points. The average balance of investment securities decreased $68.0 million, and the average yield decreased four basis points for the nine months ended September 30, 2018 compared to the same period in 2017. The decline in the portfolio balance during the three and nine months ended September 30, 2018 was the result of redirecting portfolio cash flows to more favorable risk adjusted returns on capital achieved in the loan portfolio.
For the three and nine months ended September 30, 2018 compared to the same periods in 2017, the average balance of total interest-bearing deposits increased $343.6 million and $349.6 million, respectively. These increases were primarily due to the Company’s continued focus to grow low cost deposits and the continued success in new account acquisition strategies. The average cost of total interest-bearing deposits increased 50 and 41 basis points for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. FHLBB advances decreased $107.6 million and $41.9 million, while the average cost increased 73 and 70 basis points for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, as the Company utilized excess funds to pay down maturing advances. The Company continued to utilize shorter duration advances to align the structure of the advances with the cash flow hedges of interest rate risk to extend the duration of the portfolio. Overnight FHLBB advance and short term rates were elevated due to continued Federal Open Market Committee (“FOMC”) rate increases and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at September 30, 2018 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $2.0 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, compared to $2.6 million and $7.1 million for the same periods of 2017. The primary factors that influenced management’s decision to record the provision were organic growth during the period, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $40.5 million at September 30, 2018, compared to $45.9 million at December 31, 2017, a decrease of $5.4 million, or 11.8%, primarily reflecting decreases of $2.3 million in commercial business impaired loans, $1.2 million in construction impaired loans, and $1.1 million in investor non-owner occupied commercial real estate impaired loans, slightly offset by increases in other consumer and residential real estate impaired loans of $493,000 and $149,000, respectively. Troubled debt restructured (“TDR”) loans totaled $20.0 million at September 30, 2018, compared to $22.7 million at December 31, 2017, a decrease of $2.7 million. At September 30, 2018, the allowance for loan losses totaled $49.9 million, representing 0.90% of total loans and 183.41% of non-performing loans compared to an allowance for loan losses of $47.1 million, which represented 0.88% of total loans and 148.76% of non-performing loans as of December 31, 2017. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $9.6 million and $27.2 million for the three and nine months ended September 30, 2018, with non-interest income representing 16.5% and 16.0% of total revenues, respectively. Total non-interest income was $8.4 million and $27.0 million for the three and nine months ended September 30, 2017, with non-interest income representing 15.3% and 16.4% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,623	$6,514	$109	1.7%	$19,324	$19,343	$(19)	(0.1)%
(Loss) gain on sale of securities, net	(58)	158	(216)	(136.7)	120	710	(590)	(83.1)
Income from mortgage banking activities	1,486	1,204	282	23.4	4,061	4,355	(294)	(6.8)
Bank-owned life insurance income	1,460	1,167	293	25.1	4,777	3,523	1,254	35.6
Net loss on limited partnership investments	(221)	(864)	643	(74.4)	(1,771)	(1,582)	(189)	11.9
Other income	265	247	18	7.3	693	635	58	9.1
Total non-interest income	$9,555	$8,426	$1,129	13.4%	$27,204	$26,984	$220	0.8%
Service Charges and Fees: For the three months ended September 30, 2018, the Company recorded $6.6 million in service charges and fees compared to $6.5 million in the prior year period. Service charges and fees were $19.3 million for both of the nine months ended September 30, 2018 and 2017.
For the three and nine months ended September 30, 2018, the Company recorded increases in revenue generated by the Company’s investment advisor, United Wealth Management (“UWM”) and deposit and service charges for various products, which was partially offset by a decrease in loan swap fee income. Revenue generated from loan swap fee income decreased as a direct result of lower transactional volume, contributing to the year-to-date decline in service charges and fees. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
The increase in revenue generated by UWM is due to the Company’s expansion of the financial advisory program that has continued the strategy of acquiring proven talent with deep local relationships, as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. The increase in deposit and service charges for various customer products is linked to an increase in transactional volume and a modification of the fee structure. Higher transactional volume also had a favorable impact on payments from MasterCard year over year.
(Loss)/Gain on Sales of Securities, Net: For the three months ended September 30, 2018, the Company recorded a $58,000 net loss on security sales compared to a net gain of $158,000 in the same period in 2017. For the nine months ended September 30, 2018, the Company recorded $120,000 in net gains on security sales compared to $710,000 in net gains in the prior year period.
During 2018, the investment portfolio activity was concentrated in the first quarter as the Company pursued a strategy to sell various securities with shortened average lives and lower yields, which were then reinvested into more capital-efficient investments. In the past six months, there has been low transactional volume, primarily reflecting called securities with reinvestments following the Company’s goal of maintaining portfolio duration, credit quality and capital efficiency.
For the three and nine months ended September 30, 2017, the Company’s investment activity was mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
Income From Mortgage Banking Activities: The Company recorded an increase of $282,000 and a decrease of $294,000 in income from mortgage banking activities for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
The increase for the three months ended September 30, 2018 was primarily due to (a) the increase in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase on long-term rates, (b) an increase in mortgage pairoff fees, and (c) gains on forward loan sales contracts due to market interest rate changes. These increases were partially offset by a decrease in gains on sale of loans largely reflecting fewer loans sold and losses on derivative loan commitments.
The nine months ended September 30, 2018 experienced similar fluctuations as described in the three month period above, however, the nine month period was impacted to a greater extent by decreases in gains on sale of loans related to the change in the fair value adjustment on loans held for sale, which contributed to the year-to-date decline of $294,000.
Bank-Owned Life Insurance (“BOLI”) Income: For the three and nine months ended September 30, 2018, the Company recorded BOLI income of $1.5 million and $4.8 million, compared to $1.2 million and $3.5 million for the same periods in 2017, an increase of $293,000 and $1.3 million, respectively. The increase for the three and nine months ended September 30, 2018 was mainly due to purchases of higher yielding BOLI policies in late December 2017 and early January 2018. Additionally, for the nine months ended September 30, 2018, the Company also benefited from recording death benefit proceeds of $435,000.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing, new markets housing and alternative energy tax credit partnerships. In June 2018, the Company invested $2.5 million in two alternative energy tax credit partnerships.
For the three and nine months ended September 30, 2018, the Company recorded net losses of $221,000 and $1.8 million on limited partnership investments, compared to net losses of $864,000 and $1.6 million for the corresponding prior periods as the Company experienced lower levels of impairment on its partnership investments for the three months ended September 30, 2018 when compared to the corresponding prior period. In conjunction with the losses realized on tax credit partnerships, the Company recorded benefits of $1.9 million and $5.6 million for three and nine months ended September 30, 2018 as reflected in the provision for income taxes. For the three and nine months ended September 30, 2017, the Company recorded an offsetting benefit of $2.4 million and $7.2 million, respectively.
Non-Interest Expense
Non-interest expense increased $3.7 million to $38.9 million for the three months ended September 30, 2018 and $8.5 million to $114.0 million for the nine months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, annualized non-interest expense represented 2.17% and 2.04% of average assets, while annualized non-interest expense represented 2.14% and 2.08% for the nine months ended September 30, 2018 and 2017, respectively. The following table summarizes non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$22,643	$20,005	$2,638	13.2%	$65,954	$59,309	$6,645	11.2%
Service bureau fees	2,209	2,336	(127)	(5.4)	6,592	6,959	(367)	(5.3)
Occupancy and equipment	4,487	3,740	747	20.0	14,104	11,866	2,238	18.9
Professional fees	1,013	1,048	(35)	(3.3)	3,282	3,309	(27)	(0.8)
Marketing and promotions	1,119	1,087	32	2.9	2,993	3,036	(43)	(1.4)
FDIC insurance assessments	655	780	(125)	(16.0)	2,129	2,255	(126)	(5.6)
Core deposit intangible amortization	288	337	(49)	(14.5)	930	1,075	(145)	(13.5)
Other	6,529	5,929	600	10.1	18,065	17,704	361	2.0
Total non-interest expense	$38,943	$35,262	$3,681	10.4%	$114,049	$105,513	$8,536	8.1%
Salaries and Employee Benefits: Salaries and employee benefits were $22.6 million for the three months ended September 30, 2018, an increase of $2.6 million from the comparable 2017 period. Salaries and employee benefits were $66.0 million for the nine months ended September 30, 2018, an increase of $6.6 million from the comparable 2017 period.
For the three and nine months ended September 30, 2018, the increases in salaries and benefits of $2.6 million and $6.6 million were attributable to (a) an increase in salaries and FICA with a greater number of employees, mainly reflecting the hiring of additional staff targeted for growth, (b) a decrease in deferred expenses from fewer loan originations, (c) an increase in executive restricted stock expense as a result of stock awards granted in the second half of 2017, and (d) employee parking related expenses associated with the move to our new corporate headquarters in Hartford, Connecticut. These increases were partially offset by decreases in projected bonuses, pension expense due to changes in certain actuarial assumptions, and other benefits. Additionally, there were noted decreases in commissions on product sales and temporary help due to the completion of project work for the year-to-date period, while the quarter-to-date period remained relatively flat.
Service Bureau Fees: Service bureau fees decreased $127,000 for the three months ended September 30, 2018 and $367,000 for the nine months ended September 30, 2018, compared to the same periods in 2017. The decreases were largely driven by a renegotiation of the core banking system contract, which resulted in lower fees.
Occupancy and Equipment: For the three and nine months ended September 30, 2018, the $747,000 and $2.2 million increases in occupancy and equipment expense were driven by the move of the Company’s corporate headquarters to Hartford, Connecticut which resulted in an increase in rent expense and depreciation on leasehold improvements, computer hardware and various software programs. These increases were partially offset by an increase in rental income on properties that are subleased and a year-to-date decrease in expenses related to snow removal.
Professional Fees: For the three and nine months ended September 30, 2018, professional fees remained relatively flat, decreasing $35,000 and $27,000 as compared to the same periods in the prior year, driven by a decrease in consulting fees, partially offset by increases in legal fees.
Marketing and Promotions: For the three months ended September 30, 2018, marketing and promotions increased $32,000 when compared to the same period in 2017, which was driven by increases in digital and newspaper advertising. For the nine months ended September 30, 2018, there was a $43,000 decrease as compared to the same period in 2017, which was attributable to decreases in television and direct mail advertising.
FDIC Insurance Assessments: For the three and nine months ended September 30, 2018, the decreases in FDIC insurance assessments of $125,000 and $126,000, compared to the prior year periods, were attributable to the decrease in the assessment rate.
Core Deposit Intangible Amortization: The $49,000 and $145,000 decreases in core deposit intangible amortization for the three and nine months ended September 30, 2018 were directly attributable to the amortization method used by the Company. The Company is amortizing its $10.6 million core deposit intangible established in 2014 over ten years using the sum-of-the-years-digits method.

Other Expenses: For the three and nine months ended September 30, 2018, other expenses recorded by the Company were $6.5 million and $18.1 million, representing increases of $600,000 and $361,000 from the comparable 2017 periods. The increases for the three and nine months ended September 30, 2018 were driven by increased expenses in computer software and maintenance related to technology investments and office equipment, both attributable to the move of the corporate headquarters. Partially offsetting the increase were decreases in corporate travel and conferences.
Income Tax Provision
The provision for income taxes was $726,000 and $2.2 million for the three months ended September 30, 2018 and 2017, and $2.3 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was 4.3% and 12.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 4.5% and 12.8%, respectively. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The decrease in the tax expense over the prior year periods is primarily due to the Tax Cuts and Jobs Act which was enacted into law at the end of 2017. This resulted in a reduction of the corporate income tax rate from 35% to 21% for tax years 2018 and forward. As such, overall provision for income taxes was less than reflected in the prior year. The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of FASB’s ASU No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs. The Company’s year-to-date impact on tax expense related to the tax benefit of stock compensation is approximately $277,000.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.21 billion at September 30, 2018 and $7.11 billion at December 31, 2017, an increase of $93.3 million, or 1.3%, primarily due to the increases in net loans of $187.6 million and $33.6 million in the cash surrender value of bank-owned life insurance. These increases were partially offset by a decrease in the total investment securities portfolio of $92.4 million, a decrease in loans held for sale of $27.1 million, as the Company delivered a significant level of loans held for sale to third party investors in the first half of 2018, and a $10.1 million decrease in cash and cash equivalents.
Total net loans of $5.50 billion, with an allowance for loan losses of $49.9 million at September 30, 2018, increased $187.6 million, or 3.5%, when compared to total net loans of $5.31 billion, with an allowance for loan losses of $47.1 million at December 31, 2017. The increase in loans was due primarily to organic loan growth, as well as continued loan portfolio purchases. Net loans increased due to growth in all categories except owner-occupied commercial real estate loans, residential construction loans, and home equity loans.
Total deposits of $5.50 billion at September 30, 2018 increased $302.1 million, or 5.8%, when compared to total deposits of $5.20 billion at December 31, 2017. The increase in deposits was mainly due to growth in money market deposits and NOW accounts, offset primarily by a decrease in certificates of deposits, which is reflective of the Company’s strategy to emphasize growth in transactional accounts to drive low-cost core deposit growth. The Company’s gross loan-to-deposit ratio was 100.5% at September 30, 2018, compared to 102.7% at December 31, 2017.
At September 30, 2018, total equity of $709.8 million increased $16.5 million when compared to total equity of $693.3 million at December 31, 2017. The increase in equity for the period ended September 30, 2018 was primarily due to year-to-date net income, partially offset by dividends paid to common shareholders, as well as increases in accumulated other comprehensive losses as a result of a decrease in the market value of the Company’s investment portfolio as compared to December 31, 2017. At September 30, 2018, the tangible common equity ratio was 8.34%, compared to 8.20% at December 31, 2017.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$215,541	$207,574	$235,646	$235,479
Government-sponsored residential collateralized debt obligations	174,481	170,126	134,652	133,112
Government-sponsored commercial mortgage-backed securities	28,771	27,192	33,449	33,255
Government-sponsored commercial collateralized debt obligations	157,592	148,914	151,035	147,242
Asset-backed securities	99,348	98,938	166,559	167,139
Corporate debt securities	83,486	80,322	88,571	89,136
Obligations of states and political subdivisions	251,616	238,969	249,531	245,007
Total debt securities	1,010,835	972,035	1,059,443	1,050,370
Marketable equity securities, by sector:
Industrial	—	—	109	209
Oil and gas	—	—	131	208
Total marketable equity securities	—	—	240	417
Total available-for-sale securities	$1,010,835	$972,035	$1,059,683	$1,050,787
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	$—	$—	$12,280	$12,871
Government-sponsored residential mortgage-backed securities	—	—	1,318	1,429
Total held-to-maturity securities	$—	$—	$13,598	$14,300
During the nine months ended September 30, 2018, the available-for-sale securities portfolio decreased $78.8 million to $972.0 million, representing 13.5% of total assets at September 30, 2018, from $1.05 billion and 14.8% of total assets at December 31, 2017. The decrease is partially due to mark-to-market unrealized losses in the portfolio as a result of the increase in the general level of interest rates over the first nine months of 2018, as well as a reduction of reinvestment of principal and interest payments that had been generated by the portfolio. The Company continues to maintain its barbell portfolio management strategy, with any purchases made focusing on maintaining the portfolio duration and ensuring credit diversification. Portfolio activity was marked by low transactional volume over the quarter. There were multiple securities called throughout the first nine months of 2018, and any reinvestment was done with the goal of maintaining portfolio duration, credit quality, and capital efficiency, while attempting to take advantage of relatively higher yields along certain tenors.
Accounting guidance requires the Company to designate its securities as held-to-maturity, available-for-sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of held-to-maturity or trading securities. Given the Company’s early adoption of ASU No. 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, all securities that were previously classified as held-to-maturity at December 31, 2017 were considered pre-payable and were transferred to the available-for-sale classification as of January 1, 2018. As of September 30, 2018, all of the Company’s debt securities were classified as available-for-sale.

The Company held $915.6 million in securities that were in an unrealized loss position at September 30, 2018; $497.3 million of this total had been in an unrealized loss position for less than twelve months with the remaining $418.2 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
The Company can originate, purchase, and sell commercial business loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans, marine floor plan loans and other consumer loans.
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
The table below displays the balances of the Company’s loan portfolio as of September 30, 2018 and December 31, 2017:

Loan Portfolio Analysis

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$434,906	7.9%	$445,820	8.3%
Investor non-owner occupied	1,888,848	34.1	1,854,459	34.7
Construction	78,235	1.4	78,083	1.5
Total commercial real estate loans	2,401,989	43.4	2,378,362	44.5

Commercial business loans	861,030	15.6	840,312	15.7

Consumer loans:
Residential real estate	1,283,126	23.2	1,204,401	22.6
Home equity	579,907	10.5	583,180	10.9
Residential construction	32,750	0.6	40,947	0.8
Other consumer	369,781	6.7	292,781	5.5
Total consumer loans	2,265,564	41.0	2,121,309	39.8
Total loans	5,528,583	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	16,603		14,794
Allowance for loan losses	(49,909)		(47,099)
Loans - net	$5,495,277		$5,307,678
As shown above, gross loans were $5.53 billion, an increase of $188.6 million, or 3.5%, at September 30, 2018 from December 31, 2017.
Total commercial real estate loans represent the largest segment of our loan portfolio at 43.4% of total loans and increased $23.6 million, or 1.0%, to $2.40 billion from December 31, 2017. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of September 30, 2018, comprising 34.1% of total loans and OOCRE represents 7.9% of the portfolio. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $78.2 million at September 30, 2018, approximately $26.2 million of which is residential use and $52.0 million of which is commercial use, compared to total commercial real estate construction loans of $78.1 million at December 31, 2017, $25.9 million of which was residential use and $52.2 million of which was commercial use.
Commercial business loans increased $20.7 million to $861.0 million at September 30, 2018 from $840.3 million at December 31, 2017. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries of which the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on are franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three and eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of September 30, 2018, comprising 23.2% of total loans, increasing $78.7 million from December 31, 2017. The Company had originations of both adjustable and fixed rate mortgages of $378.5 million for the nine months ending September 30, 2018, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At September 30, 2018, the home equity portfolio totaled $579.9 million compared to $583.2 million at December 31, 2017. During the nine months ended September 30, 2018, the Company purchased HELOC portfolios totaling $62.2 million, compared to purchases totaling $105.2 million for the year ended December 31, 2017. The total principal balance of the HELOC purchased portfolios outstanding at September 30, 2018 and December 31, 2017 was $247.5 million and $246.5 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2018 to maintain its existing exposure.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $32.8 million at September 30, 2018, compared to $40.9 million at December 31, 2017.
Other consumer loans totaled $369.8 million, or 6.7%, of the total loan portfolio at September 30, 2018. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At September 30, 2018 and December 31, 2017, $102.4 million and $130.9 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2018, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At September 30, 2018		At December 31, 2017
Non-performing loans as a percentage of total loans	0.49%		0.59%
Non-performing assets as a percentage of total assets	0.40%		0.48%
Net charge-offs as a percentage of average loans	0.08%	(1)	0.10%
Allowance for loan losses as a percentage of total loans	0.90%		0.88%
Allowance for loan losses to non-performing loans	183.41%		148.76%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally, loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of September 30, 2018 and December 31, 2017, loans totaling $2.1 million and $953,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At September 30, 2018		At December 31, 2017
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$1,202	4.1%	$1,664	4.9%
Investor non-owner occupied commercial real estate	1,525	5.3	1,821	5.4
Construction	243	0.8	1,398	4.1
Commercial business	985	3.4	1,477	4.4
Residential real estate	11,949	41.2	11,824	35.0
Home equity	4,005	13.8	4,968	14.7
Other consumer loans	597	2.1	35	0.1
Total non-accrual loans, excluding troubled debt restructured loans	20,506	70.7%	23,187	68.6%
Troubled debt restructurings - non-accruing	6,706	23.1	8,475	25.0
Total non-performing loans	27,212	93.8	31,662	93.6
Other real estate owned	1,808	6.2	2,154	6.4
Total non-performing assets	$29,020	100.0%	$33,816	100.0%
As displayed in the table above, non-performing assets at September 30, 2018 decreased to $29.0 million compared to $33.8 million at December 31, 2017.
Non-accruing TDR loans decreased by $1.8 million since December 31, 2017, due primarily to decreases of $1.7 million in commercial business non-accruing TDR loans and $498,000 in residential real estate non-accruing TDR loans, offset by an increase in construction non-accruing TDR loans of $715,000. The decrease in commercial business non-accruing TDRs is the result of charge offs and paydowns on loans as compared to December 31, 2017. The increase in construction non-accruing TDR loans is the result of one commercial relationship related to construction for a residential subdivision, which was previously reported as non-accrual and was modified during the year, resulting in the TDR designation.
Home equity non-accrual loans decreased $963,000 to $4.0 million due to improved performance of HELOCs during the nine months ended September 30, 2018.

Residential real estate non-accrual loans increased $125,000 to $11.9 million at September 30, 2018. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. Consistent with historical practice, the Company does not originate subprime loans.
At September 30, 2018, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $758,000 and commercial business non-accrual loans decreased $492,000. The movements in these categories were the result of several larger relationships which impacted the totals within the categories.
Non-accrual construction loans decreased $1.2 million, and consists of one commercial relationship at September 30, 2018 totaling $243,000, which relates to construction for a residential subdivision. At December 31, 2017, non-accrual construction loans consisted of two commercial relationships and totaled $1.4 million.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of larger commercial loans along with increases in residential and home equity TDRs during the period ended September 30, 2018.
The following table provides detail of TDR balances for the periods presented:

	At September 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$13,286	$14,249
Non-accrual status	6,706	8,475
Total recorded investment	$19,992	$22,724

Accruing TDRs performing under modified terms for more than one year	$12,504	$7,783
TDR allocated reserves included in the balance of allowance for loan losses	85	520
Additional funds committed to borrowers in TDR status	3	29

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
TDRs, beginning of period	$21,342	$25,135	$22,724	$23,352
New TDR status	296	1,091	4,580	8,370
Paydowns/draws on existing TDRs, net	(1,420)	(2,353)	(5,981)	(7,638)
Charge-offs post modification	(226)	(13)	(1,331)	(224)
TDRs, end of period	$19,992	$23,860	$19,992	$23,860

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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of September 30, 2018, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $49.9 million, or 0.90% of total loans, at September 30, 2018 as compared to an allowance for loan losses of $47.1 million, or 0.88% of total loans, at December 31, 2017. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at September 30, 2018 increased $235,000 to $2.0 million compared to December 31, 2017. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2018 and 2017.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At September 30, 2018 and December 31, 2017, the reserve for unfunded credit commitments was $1.8 million and $1.7 million, respectively.
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

The following table presents deposits by category as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Demand deposits	$759,210	$778,576
NOW accounts	841,992	794,828
Regular savings and club accounts	480,901	504,115
Money market accounts	1,756,944	1,325,754
Total core deposits	3,839,047	3,403,273
Time deposits	1,661,316	1,794,948
Total deposits	$5,500,363	$5,198,221
Deposits totaled $5.50 billion at September 30, 2018, an increase of $302.1 million compared to December 31, 2017. Core deposits increased $435.8 million, or 12.8%, from December 31, 2017 due to the Company’s continued strategy to focus on obtaining low cost core deposits.
Time deposits included brokered certificate of deposits of $199.8 million and $259.1 million at September 30, 2018 and December 31, 2017, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.46 billion and $1.54 billion at September 30, 2018 and December 31, 2017, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
FHLBB advances (1)	$812,948	$1,046,458
Subordinated debt (2)	80,139	79,956
Wholesale repurchase agreements	20,000	20,000
Customer repurchase agreements	9,647	14,591
Other	3,858	4,049
Total borrowings	$926,592	$1,165,054
(1)FHLBB advances include $218,000 and $504,000 of purchase accounting discounts at September 30, 2018 and December 31, 2017, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.8 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively, and $75.0 million of Subordinated Notes, net of associated deferred costs of $759,000 and $853,000 at September 30, 2018 and December 31, 2017, respectively.
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
Total FHLBB advances decreased $233.2 million to $812.7 million at September 30, 2018, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.05 billion at December 31, 2017. At September 30, 2018, $687.7 million of the Company’s $812.7 million outstanding FHLBB advances were at fixed coupons ranging from 1.39% to 3.35%, with a weighted average cost of 2.18%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The average cost of funds including these adjustable advances is 2.23%. FHLBB borrowings represented 11.3% and 14.7% of assets at September 30, 2018 and December 31, 2017, respectively.
Borrowings under reverse purchase agreements totaled $20.0 million at both September 30, 2018 and December 31, 2017. The outstanding borrowings at September 30, 2018 consisted of two individual agreements with remaining terms of one year or less and a weighted-average cost of 2.59%. The outstanding borrowings at December 31, 2017 consisted of two individual agreements with remaining terms of two years or less and a weighted-average cost of 2.59%. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $9.6 million and $14.6 million at September 30, 2018 and December 31, 2017, respectively.
Subordinated debentures totaled $80.1 million and $80.0 million at September 30, 2018 and December 31, 2017, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2018, $78.6 million of the Company’s assets were held in cash and cash equivalents compared to $88.7 million at December 31, 2017. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At September 30, 2018, the Company had $812.7 million in advances from the FHLBB and an additional available borrowing limit of $531.6 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $423.4 million at September 30, 2018. Internal policies limit wholesale borrowings to 40% of total assets, or $2.88 billion, at September 30, 2018. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $115.0 million at September 30, 2018. No federal funds purchased were outstanding at September 30, 2018.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of September 30, 2018, the Bank had pledged 24 commercial loans, with outstanding balances totaling $170.4 million. Based on the amount of pledged collateral, the Bank had available liquidity of $132.9 million.
At September 30, 2018, the Company had outstanding commitments to originate loans of $117.3 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $1.08 billion. At September 30, 2018, time deposits scheduled to mature in less than one year totaled $998.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2018, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 9, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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

Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2018 and December 31, 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, Management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At September 30, 2018
300 basis point increase in rates	(1.71)%	(3.73)%
150 basis point ramp in rates	4.81%	4.51%
50 basis point decrease in rates	(3.89)%	(5.50)%

At December 31, 2017
300 basis point increase in rates	(0.01)%	(6.52)%
150 basis point ramp in rates	5.06%	4.31%
50 basis point decrease in rates	(4.09)%	(5.33)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At September 30, 2018, income at risk (i.e., the change in net interest income) decreased 1.71% and 3.89% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 4.81% over the 12-month simulation horizon. The change in sensitivities, as compared to December 31, 2017, has increased due to the growth in the Company’s money market deposit base, which is modeled to have a higher beta in rising interest rate simulations. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of September 30, 2018.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s annual report on Form 10-K for the period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended September 30, 2018:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
July 1 - 31, 2018	—	—	5,216,815	1,073,636
August 1 - 31, 2018	—	—	5,216,815	1,073,636
September 1 - 30, 2018	—	—	5,216,815	1,073,636
Total	—	$—	5,216,815	1,073,636
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of September 30, 2018, there were 1,073,636 maximum shares that may yet be purchased under this publicly announced plan.

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
Date: November 6, 2018