Form 10-K
period 2018-12-31
United Financial Bancorp, Inc.
filed 2019-02-28
CIK 1501364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes.       ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes        ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter prior that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of United Financial Bancorp, Inc. as of June 30, 2018 was $870.7 million based upon the closing price of $17.52 as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter. Directors and officers of the Registrant are deemed to be affiliates solely for the purposes of this calculation.
As of January 31, 2019, there were 51,097,426 shares of Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this Report on Form 10-K.

1

United Financial Bancorp, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Factors that could have a material adverse effect on operations include, but are not limited to, the following:

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

Item 1.    Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United’s common stock is traded on the NASDAQ Global Select Stock Exchange under the symbol “UBNK.” The Company’s principal asset at December 31, 2018 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company. United had assets of $7.36 billion and stockholders’ equity of $712.5 million at December 31, 2018.
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
Description of Business
The Bank is a state-chartered stock savings bank organized in Connecticut in 1858. The Company, through United Bank, delivers financial services to individuals, families and businesses primarily in Connecticut and Massachusetts, including retail, commercial and consumer banking, as well as financial advisory services. United maintains 58 retail banking locations, commercial and mortgage loan production offices and 71 ATMs. Personal and business banking customers also bank with United online through its website at www.bankatunited.com as well as its mobile and telephone banking channels.
Our Four Key Objectives
The Company seeks to organically grow through favorable risk adjusted returns; continually deliver superior value to its customers, stockholders, employees and communities, and periodically consider merger/acquisition opportunities, through achievement of its four key operating objectives, which are to:

1.	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	During the year ending December 31, 2018, loans and deposits grew 5.9% and 9.1%, respectively, from the prior year end, and capital grew 2.8% over the same time period.

•	The Company grew non-interest bearing deposit accounts 2.7% in the year ending December 31, 2018 from the prior year end.

2.	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Continued growth focused on commercial business loans, which increased 5.5% year over year.

•	Continued discipline with the risk-adjusted return on capital (“RAROC”) model.

3.	Invest in people, systems and technology to grow revenue and improve customer experience while maintaining an attractive cost structure;

•
During 2018, the Company shifted its mortgage banking strategy to reflect customers’ preference to conduct business both over the Internet and through direct sales channels. Consequently, the mortgage business division was restructured to streamline the customer experience and improve efficiency.

•
The Company’s ratio of non-interest expense to average assets increased to 2.21% for the year ended December 31, 2018 compared to 2.10% and 2.11% for the years ended December 31, 2017 and 2016, respectively.

4.	Grow operating revenue, maximize operating earnings, grow tangible book value and pay dividends. Achieve more revenue into non-interest income and core fee income;

•
During 2018, the Company continued its strategy of reducing its effective tax rate through utilization of tax exempt loans, municipal securities, and investments in bank owned life insurance, maintaining entities in our unconsolidated corporate structure that have state tax advantages, and maintaining a portfolio of tax credit investments that include alternative energy and affordable housing. These tax reduction strategies support tangible book value creation. Furthermore, the Company identified additional tax strategies and planning opportunities while completing the income tax return for the prior year, resulting in a $1.7 million income tax benefit associated with the tax rate change as a result of the Tax Cut and Jobs Act, which was signed into law on December 22, 2017.

•	The Company continued to pay its dividend, totaling $0.48 per share for each of the years ended 2018, 2017, and 2016.

•
Tangible book value per share totaled $11.54 as of December 31, 2018, an increase of $0.30 per share, or 2.7%, compared to $11.24 per share at December 31, 2017, which increased $0.71 per share, or 6.7%, in 2017 from December 31, 2016.

•	Revenue increased $9.4 million, or 4.3%, from 2017 and increased $16.9 million in 2017, or 8.4%, from 2016.
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
Our business philosophy is to remain a community-oriented franchise and continue to focus on organic growth supplemented through acquisitions/mergers and provide superior customer service to meet the financial needs of the communities in which we operate. Current priorities are to grow our deposit base, continue efficiency improvements, grow fee income businesses including financial advisory, and expand our commercial business lending activities.
Enterprise Risk Management Approach
The Company has made significant investments in its enterprise risk management approach. Management has established committees that manage strategic risks of the Company including oversight of specialized groups that bring in a broader team to address tactical and operational considerations. Board Risk Committee (“BRC”) has oversight over several management committees that report into it, including the Management Asset Liability Committee (“ALCO”) which oversees interest rate risk management. Credit risk management is overseen by our Chief Credit Officer in conjunction with our Chief Risk Officer.
Risk Committees & Operational Risks
Risk Management Steering Committee (“RMSC”) is responsible for ensuring overall compliance with the Company’s Risk Management Policy. RMSC reviews and approves new or revised business proposals as required by the Risk Management Policy to ensure that the initiative is within the Board approved risk tolerance levels. RMSC oversees and approves risk management practices deployed throughout the Company to assist the Board in identifying, assessing, measuring, controlling and monitoring the various risks that the Company faces. RMSC ensures that a risk management infrastructure is established to manage credit, interest rate, liquidity, market, legal, compliance, strategic, operation, and reputational risks. Further activities of the RMSC, includes reviewing the Risk Management Policy, monitoring exceptions to risk limits and making recommendations to the BRC for revisions to the Company’s risk tolerance levels. RMSC reviews and provides feedback on the annual Company-wide risk assessment report including providing corrective action plans for identified deficiencies, monitoring the Company’s risk profile and its ongoing and potential exposures to internal and external risks; reviews and recommends for approval to the Board Risk Committee any significant changes to the Company’s Business Continuity and Disaster Recovery Plan, Bank Secrecy Act Program, Identity Theft Prevention Program, Annual Information Security Report and the Information Security Program and related policies; as well as review and approval of the Company’s high risk vendors and Incidence Response Plan. The RMSC is chaired by the Chief Risk Officer.
The Management Risk Committee’s (“MRC”) purpose is to review, consider and discuss the micro risks facing the Company.  The Company and the industry are confronted daily with new and ever-changing risks. The degree and magnitude of these risks can change; however, MRC recognizes that these risks can and will remain in some form and can be tied to macro events beyond Management’s control. The MRC functions as a mechanism to educate managers on risk management concepts and to establish open communication channels across business lines in which to understand and manage company-wide business risks and opportunities.  As Management is responsible for identifying, measuring, controlling and monitoring risks across the Company, the MRC is charged with the responsibility for reviewing the results of key risk assessments conducted by Management in the areas of Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”), Customer Identification Program (“CIP”), Office of Foreign Assets Control (“OFAC”), Automated Clearing House (“ACH”), Internal Fraud, Operational, Vendor Management, Information Technology and Information Security recommending further enhancements to the Company’s risk management practices. Additional responsibilities include oversight of the Company’s compliance with Sarbanes-Oxley requirements, the review and approval of new or revised business proposals and staying abreast of new and changing risks facing the banking industry and the Company. Key to providing oversight of potential third-party risks, the MRC is also responsible for reviewing the adequacy of the Company’s formal Vendor Management Program and the ongoing monitoring activities of its significant vendors. The MRC members will report on key operational risks affecting their area of responsibilities and risk strategies to be deployed on an ongoing basis. The MRC is chaired by the Chief Risk Officer. The Chief Risk Officer reports directly to the Chief Executive Officer.

The Enterprise Risk Management Department (“ERM”) is responsible for the development and ongoing maintenance of a formal Vendor Management Program. This comprehensive program provides the requirements for the selection, due diligence, contract review and ongoing monitoring of vendors to identify, manage and control third-party risks (operational, financial, strategic, compliance, reputational and legal). The Enterprise Risk Management Department updates the Program as necessary to maintain compliance with regulatory requirements and new regulatory guidance. It is the responsibility of Enterprise Risk to oversee the Company’s adherence with this Program and ensure proper vendor documentation is maintained.  Additionally, the ERM Department facilitates Management’s compliance with the Sarbanes-Oxley Act and oversees Management’s assessment of Operational risks.
The Company has developed a comprehensive Business Continuity Management (“BCM”) Program framework based on its size and complexity. Its goal is to minimize financial losses to the institution, serve customers and financial markets with minimal disruptions, and mitigate the negative effects of disruptions on business operations. We manage our Business Continuity Risk by establishing and implementing a policy and associated plans that help to ensure the availability of critical business processes. The BCM Plans reflect the following risk management objectives for the program: prioritization of business objectives and critical operations that are essential for business continuance; development and maintenance of BCM Plans to provide for the recovery and resumption of affected critical processes, including reliance on critical IT Services, Data, Applications & Equipment, Third Party Vendors, Facilities and Personnel. Periodic and as-necessary updates are made to each BCM Plan based on changes in United Bank’s organizational structure or business processes covered by any such plan, audit or independent function recommendations and lessons learned from validation exercises or actual events.

The Company has made significant investments in the creation of a Financial Intelligence Unit (“FIU”) that ensures the Company maintains compliance with the Bank Secrecy Act (“BSA”), USA PATRIOT Act and OFAC regulations. One of the main purposes of the FIU is to identify financial transactions that may involve tax evasion, money laundering or some other criminal activity. The Company has developed a robust BSA Program that includes a system of internal controls to ensure ongoing compliance based on the BSA Risk Assessment; independent audits; designation of a BSA/AML/OFAC Officer responsible for coordinating and monitoring day to day compliance; and training of all appropriate Company personnel on a periodic basis. The Company has developed a risk assessment that identifies the Company’s BSA/AML and OFAC risk profile. Our risk assessment consists of assessment of products, services, customers, entities and geographic locations. The risk assessment program is an ongoing process. The Board of Directors and senior management update the risk assessment periodically or when the Company’s risk profile changes in a material manner such as when new products and services are introduced, existing products and services change, high risk customer’s open and close accounts, or the Company expands through mergers and acquisitions. The Company maintains a comprehensive system for detecting and deterring such transactions that is commensurate with the Company’s risk for money laundering and terrorist financing. The FIU gathers information about the financial affairs of customers to understand and predict their intentions.

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

The Information Security Program includes a cybersecurity program that consists of identifying, measuring, mitigating, monitoring and reporting cybersecurity-related risks. The National Institute of Standards and Technology’s (“NIST”) defines cybersecurity as “the process of protecting information by preventing, detecting, and responding to attacks.” Cyber incidents can have a significant financial, operational, legal and reputational impact to United. United uses the Federal Financial Institutions Examination Council’s Cybersecurity Assessment Tool to assess United’s cybersecurity inherent risk profile and its maturity level. The Cybersecurity Assessment Tool is consistent with and maps to the National Institute Standards and Technology’s Cybersecurity Framework, providing a measurable and repeatable process to inform management of United’s risks and cybersecurity preparedness to enable Management and the Board to evaluate United’s cybersecurity maturity level across five domains (Cyber Risk Management and Oversight, Threat Intelligence and Collaboration, Cybersecurity Controls, External Dependency Management and Cyber Incident Management and Resilience) against risk tolerance levels. The Board Risk Committee approves the risk tolerance levels annually. At least annually, the results of the risk assessment and comparison to approved tolerance levels are presented to the Board for their approval.

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
Asset Liability Committee & Oversight

ALCO is responsible for ensuring overall compliance with the Company’s Asset Liability Management policies and suggesting changes to the BRC and Board of Directors for approval; as well as maintaining responsibility for the development and oversight of the Company’s asset/liability management strategies, management of the investment portfolio, liquidity risk management framework, loan and deposit pricing strategies, use of off-balance sheet hedging instruments and the supervision of the accuracy and adequacy of management information systems utilized for reporting  and supplying data to the ALCO to fulfill its role on a timely basis. Further activities include but are not limited to reviewing and analyzing output from the internal Interest Rate Risk Model, interpreting economic data and outlooks for interest rates to develop strategies to respond proactively to changes in loan and deposit product offerings, reviewing asset allocation strategies and the relative risk/return profiles, reviewing capital allocation strategies and capital adequacy results, reviewing and approving strategies related to tax credit investments and performance, reviewing the Bank and Holding Company liquidity positions and respective borrowing capacities, expected loan demand, and recommend adjustments to strategy. The ALCO is further responsible for oversight of authorities delegated to the Investment Committee (“IC”), the Secondary Marketing Committee (“SMC”), the Retail Pricing Committee (“RPC”), and the Commercial Pricing Committee (“CPC”). The ALCO is chaired by the Chief Financial Officer. The Chief Financial Officer reports directly to the Chief Executive Officer.

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

ALCO shall serve as the strategic decision making and governing body for the secondary marketing initiative for the Company’s residential loan portfolio, with managing authority delegated to the SMC, which meets monthly. The SMC shall establish the Company’s budgeted pricing spreads through valuation of mortgage servicing rights (“MSR”), setting the price offering and selling of mortgages via the secondary market at the whole loan or securities level for the purposes of achieving the Company’s targeted gain on sale and servicing rights levels. The SMC manages the interest rate risk management of the open pipeline through the Board approved hedge instruments and a lock policy. The SMC also serves as the governor of new originations for the Company’s mortgage portfolio ensuring that the targeted asset mix is maintained at approved levels. The SMC produces monthly reporting of hedge and sale activity for ALCO as well as the Board level policy exception reporting.

ALCO is responsible for the strategic oversight of the Company’s deposit pricing strategies, with managing authority delegated to the RPC and CPC. The meeting of the respective committees can occur through the assembly of the ALCO; however, the RPC and CPC may meet more often as necessary, to address pricing opportunities and assess pricing strategy related to the Company’s retail, commercial and municipal deposit programs. The RPC is responsible for a review of the Company’s retail pricing strategy and deposit trends, while oversight of the commercial and municipal deposit trends is bestowed to CPC. Both RPC and CPC consider the implications related to anticipated deposit inflows or outflows to the Company’s structural liquidity ratios when making pricing decisions.  In the event that circumstances occur that result in a stress to the Company’s liquidity profile and activation of the Contingent Liquidity Plan, elevated and more frequent levels of deposit and liquidity reporting are to be provided to the ALCO and, depending on the perceived severity of the stress scenario, reporting is to be elevated to the Board of Directors.  Under normal operating conditions, the ALCO is responsible for reviewing pricing for the Company’s deposit programs, deposit specials, new deposit initiatives and the competitive landscape of the Company’s deposit footprint.

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
Market Area
For our deposit gathering activities, we operate in primarily suburban market areas throughout Connecticut, Massachusetts and Rhode Island that have a stable population and household base. Currently, we maintain 58 retail banking branches covering markets throughout Connecticut, Massachusetts, and Rhode Island, providing customers access to full-service banking opportunities including retail and commercial banking, consumer and commercial lending, and financial advisory services.
Our retail banking and lending offices are located in Connecticut throughout Hartford, Fairfield, New Haven, New London and Tolland Counties, in Massachusetts in West Springfield, Greater Springfield and Worcester regions, and recently expanded into Rhode Island with the Westerly Branch. In addition, we maintain a commercial loan production office and a mortgage loan origination office in New Haven County, supported by two retail branches in Hamden and North Haven, Connecticut. Our market area in Connecticut is located in the north central part of the state including, in part, the eastern and western parts of the greater Hartford metropolitan area, the central part of New Haven County and Fairfield County through our Westport loan production office. Our market area in Massachusetts covers a wide geography in the western and central parts of the state.
Our Connecticut, Massachusetts, and Rhode Island markets have a mix of industry groups and employment sectors, including financial services, wholesale/retail trade, construction and manufacturing as the basis of the local economy. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network.
Our primary lending area is much broader than our primary deposit gathering area and includes the entire state of Connecticut as well as Massachusetts and to a lesser extent other New England and certain Mid-Atlantic states, although; as of December 31, 2018, most of the Company’s loan portfolios are made to borrowers in its primary deposit gathering area.
Lending Activities
General
The Company’s wholesale lending team includes bankers, cash management specialists and originators, underwriting and servicing staff in each of our disciplines in wholesale lending which includes commercial real estate, commercial business, business banking, cash management, and a shared national credits desk. Our consumer lending team includes the following disciplines which, in nearly all channels, drive lending activities: retail branches and retail lending, customer contact center which includes outbound calling, direct sales, correspondent lending, LH-finance and United Wealth Management, Inc. (“UWM”).
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company’s experience in our geographic areas we lend in allows us to look at a wide variety of commercial, mortgage, and consumer loans. Opportunities are first reviewed initially to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review, we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports or is accretive to the Company’s return goals. Our systematic approach is intended to create better risk adjusted return on capital. Through the Company’s Loan and Funds Management Policy, both approved by the Board of Directors, we set limits on loan size, relationship size and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we mitigate risk and create improved return on risk adjusted capital.
The Company can originate, purchase, and sell commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans, marine floor plan loans and other consumer loans. Loans originated and purchased totaled $1.75 billion in 2018, consisting primarily of commercial originations and retail production of $615.5 million and $506.7 million, respectively. Loans originated and purchased totaled $1.94 billion in 2017, consisting of commercial originations and retail production of $769.0 million and $589.2 million, respectively. At December 31, 2018, 14.3% of our total production was purchased compared to 12.5% at December 31, 2017.
Real estate collateralized the majority of the Company’s secured loans as of December 31, 2018, including loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

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
Periodically, the Company will purchase loans to enhance geographical diversification and returns and gain exposure to loan types that we are unwilling to make infrastructure investments to originate ourselves. Total lending activities, including origination of loans as well as purchasing of loans in the calendar year of 2018, totaled $1.75 billion, of which 14.3% were purchased, compared to $1.94 billion, of which 12.5% were purchased, in the calendar year of 2017. Loans purchased by the Company are underwritten by us, are generally serviced by others (“SBO”), and undergo a robust due diligence process. Management performs a vigorous due diligence exercise on the originator, including visiting and observing first hand the servicer and its operational process and controls to ensure that the originator and servicer meet the standards of the Company. Financial modeling includes reviewing prospective yields, costs associated with purchasing loans, including servicing fees and assumed loss rates to ensure that risk adjusted returns of the target portfolio are accretive to our return goals. The Company has set portfolio and capital limits on each of its purchased portfolios and has hired staff to oversee on-going monitoring of the respective servicer and performance to ensure the portfolio performance is meeting our initial and on-going expectations. In the event that our expectations are not met, the Company has many remedies at its disposal, including replacing the servicer, ending its relationship with the originator and selling the entire target portfolio. Contractually, the Company has the ability to cross-sell dissimilar products to customers in its purchased portfolios allowing us to develop a relationship using our existing online and mobile channels that support servicing and acquisition of our current and prospective clients without the need for a brick and mortar branch.
The Company’s Board of Directors (“Board”) approves the Lending Policy on at least an annual basis. The Lending Policy addresses approval limits, appraisal requirements, debt service coverage ratios, loan concentration, loan to value and other matters relevant to sound and prudent loan underwriting.
Owner Occupied and Investor Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Small office buildings, industrial facilities and retail facilities normally collateralize commercial real estate loans. These portfolios also include commercial one-to-four family and multifamily properties. These properties are primarily located in Connecticut and Massachusetts, but also include the Northeast and certain Mid-Atlantic states. Beginning in 2006, the Company started its expansion of commercial real estate through the Northeast and certain Mid-Atlantic states and over that time has developed deep knowledge of markets we lend in, retained talented commercial bankers and underwriters specializing in the procurement, underwriting and monitoring of these relationships, and put in place a robust credit administration process, discussed further in this report. In addition to providing geographic diversification within the overall commercial real estate loan portfolio, originated loans meet our return hurdle rates supporting the Company’s return goals. Properties financed are high quality, income producing and have experienced sponsorships. Loans may generally be made with amortizations of up to 30 years and with interest rates that are fixed or adjust periodically. Most commercial mortgages are originated with final maturities of 20 years or less. The Company generally requires that borrowers have debt service coverage ratios (the ratio of available cash flows before debt service to debt service) of at least 1.15 times. Loans may be originated up to 80% of the appraised value. Generally, commercial mortgages require personal guarantees by the principals. Credit enhancements in the form of additional collateral or guarantees are normally considered for start-up businesses without a qualifying cash flow history. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in market interest rates.
Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties. The Company seeks to minimize these risks through strict adherence to its underwriting standards and portfolio management processes. At December 31,

2018, the Company’s outstanding owner occupied commercial real estate loans and investor commercial real estate loans totaled $443.4 million and $1.91 billion, respectively.
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
At December 31, 2018, the Company’s outstanding commercial business loan portfolio totaled $886.8 million, or 15.7%, of our total loan portfolio and included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Board Risk Committee.
Residential Real Estate Loans
A principal activity of the Company is to originate and sell loans secured by first mortgages on one-to-four family residences. Towards the end of 2018, the Company transitioned its approach to mortgage origination, and now originates residential real estate loans through a direct sales channel model: over the phone, online, or in person with a member of our direct sales team or with a branch manager in one of our retail bank branches within our branch footprint. Residential mortgages are generally underwritten according to Federal Home Loan Mortgage Association (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) guidelines for loans they designate as “A” or “A-” (these are referred to as “conforming loans”). Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%. The Company also originates loans above conforming loan amount limits, referred to as “jumbo loans.” The Company may also sell loans to other secondary market investors, either on a servicing retained or servicing released basis. The Company is an approved originator of loans to be sold to Fannie Mae, Freddie Mac, the Connecticut Housing Finance Authority and the Massachusetts Housing Finance Authority.
Loan sales in the secondary market provide funds for additional lending and other banking activities. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagees, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company sold $407.6 million and $332.6 million of residential mortgages into the secondary market in 2018 and 2017, respectively. The Company has continued to successfully shift to a purchase market model from a refinancing model, with purchase volume constituting 76.2% of 2018 volume compared to 65.7% of 2017 volume.

The Company retains the ability to sell loans from portfolio when secondary market returns are attractive. Additionally, the Company has implemented multiple secondary options, in order to ensure maximum pricing on loan sales, when it is in our best interest to do so. Furthermore, we continue to move towards variable cost structures where possible through expansion of incentive base pay. As a result, we expect mortgage banking will continue to contribute to the Company’s profits.
The Company offers adjustable rate mortgages (“ARM”) which do not contain negative amortization features. After an initial term of five to ten years, the rates on these loans generally reset every year based upon a contractual spread or margin above LIBOR. ARM loans reduce the Company’s exposure to interest rate risk. However, ARM loans generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. The Company also has interest only loans, which at December 31, 2018 represent 5.9% of the total residential real estate portfolio. Interest only loans are underwritten at the fully amortized rate (to include principal and interest) and are subject to the same higher credit standards as jumbo loans. As a result, interest only loans originated have higher credit scores and lower loan to value ratios than the existing residential portfolio. At year-end 2018, the Company’s ARM portfolio totaled $560.0 million.
The Company also originates loans to individuals for the construction and acquisition of personal residences. These loans generally provide for construction periods from 12 to 36 months followed by a permanent mortgage loan, and follow the Company’s normal mortgage underwriting guidelines.
At December 31, 2018, the Company’s outstanding residential loan portfolio totaled $1.31 billion, or 23.2% of our total loan portfolio.
Home Equity Loans
The Company offers home equity loans and home equity lines of credit, both of which are secured by one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. The loan-to-value ratio for our home equity loans and lines of credit is generally limited to no more than 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the Prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18% per annum. During the year ended December 31, 2018, the Company purchased four home equity portfolios totaling $82.5 million, compared to purchased portfolios totaling $105.2 million for the year ended December 31, 2017. These loans are not serviced by the Company. The outstanding balance of the purchased home equity portfolio balance at December 31, 2018 and 2017 totaled $249.3 million and $246.5 million, respectively. The purchased home equity portfolio is secured by second liens. Purchased and originated home equity loans totaled $583.5 million, or 10.3%, of our total loan portfolio at December 31, 2018. At December 31, 2018, the unadvanced amounts of home equity lines of credit totaled $453.6 million.
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
Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for amounts anticipated at the time the projects commenced. Construction lending contains a unique risk characteristic as loans are originated under market and economic conditions that may change between the time of origination and the completion and subsequent purchaser financing of the property. Construction loans totaled $108.1 million, or 1.9%, of our total loan portfolio at December 31, 2018.

Other Consumer Loans
Other consumer loans totaled $410.2 million, or 7.3%, of our total loan portfolio at December 31, 2018. Our other consumer loans generally consist of loans on high-end retail boats and small yachts ranging on average from $400,000 to several million dollars in value, new and used automobiles, home improvement loans, loans collateralized by deposit accounts and unsecured personal loans. While the asset quality of these portfolios is currently strong, there is increased risk associated with consumer loans during economic downturns as increased unemployment and inflationary costs may make it more difficult for some borrowers to repay their loans. During December 2015, the Company purchased two consumer loan portfolios consisting of marine retail loans and home improvement loans totaling $229.2 million. The outstanding balance on the 2015 purchases at December 31, 2018 and 2017 was $95.5 million and $130.9 million, respectively. The marine retail loans are based on premium brands and the borrowers are financially strong. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. There were no additional loan portfolio purchases of marine retail loans during 2017 or 2018. In 2018, the Company purchased $73.4 million in unsecured home improvement loans, compared to $80.8 million of purchases of home improvement loans in 2017.
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
Credit Administration is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board, and to ensure compliance with the credit policy. In addition, Credit Administration and the Special Assets Team are responsible for managing non-performing and classified assets. On a quarterly basis, the criticized loan portfolio, which consists of commercial, commercial real estate and construction loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.
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
Derivative Financial Instruments
The Company uses interest rate swap instruments for its own account and also offers them for sale to commercial customers that qualify for their own accounts, normally in conjunction with commercial loans offered by the Company to these customers. As of December 31, 2018, the Company held derivative financial instruments with a total notional amount of $1.84 billion. The Company has a policy for managing its derivative financial instruments, and the policy and program activity are overseen by ALCO. Interest rate swap counterparties are limited to a select number of national financial institutions and qualifying commercial customers. Collateral may be required based on financial condition tests. The Company works with a third-party firm which assists in marketing swap transactions, documenting transactions and providing information for bookkeeping and accounting purposes.
Sources of Funds
General
The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and borrowings to fund lending, investing and general operations.
Deposits
Deposits are the major source of funds for the Company’s lending and investment activities. Deposit accounts are the primary product and service interaction with the Company’s customers. The Company serves commercial, personal, non-profit and municipal deposit customers. Most of the Company’s deposits are generated from the areas surrounding its branch offices. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The Company also periodically offers promotional interest rates and terms for limited periods of time. The Company’s deposit accounts consist of interest-bearing checking (“NOW”), non-interest-bearing checking, regular savings, money market savings and time deposits. The Company emphasizes its transaction deposits – checking and NOW accounts for personal accounts and checking accounts promoted to businesses and municipalities. These accounts have the lowest marginal cost to the Company and are also often a core account for a customer relationship. The Company offers debit cards and other electronic fee producing payment services to transaction account customers. The Company is promoting remote deposit capture devices so that commercial accounts can make deposits from their place of business. The Company offers mobile check deposit services to customers with eligible accounts to allow for convenient and quick access to deposit checks directly into their accounts without visiting a branch. The Company’s time deposit accounts provide maturities from three months to five years. Additionally, the Company offers a variety of retirement deposit accounts to business and personal customers. Deposit service fee income also includes other miscellaneous transaction and convenience services sold to customers through the branch system as part of an overall service relationship.
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
United Bank Mortgage Company: Established in December 1998, United Bank Mortgage Company operates as United Bank’s “passive investment company” (“PIC”), which exempts it from Connecticut income tax under current law.
United Bank Investment Corp., Inc.:    Established in Connecticut in January 1995, the entity was established to maintain an ownership interest in Infinex Investments, Inc. (“Infinex”) a third-party, non-affiliated registered broker-dealer. Infinex provides broker-dealer services for a number of banks, to their customers, including the Company’s customers through United Wealth Management, Inc.
United Wealth Management, Inc.:    Established in Connecticut in May 2002, the entity currently offers brokerage and investment advisory services through a contract with Infinex. In addition, United Wealth Management, Inc. offers customers a range of non-deposit investment products including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities at all United Bank locations. United Wealth Management, Inc. receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2018, 2017 and 2016, United Wealth Management, Inc. received fees of $5.6 million, $4.7 million, and $3.7 million, respectively, through its relationship with Infinex.
United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc.:    Established in Connecticut in May 2009, United Bank Commercial Properties, Inc. and United Bank Residential Properties, Inc. were established to hold certain real estate acquired through foreclosures.
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
United Financial Business Trust I: Established in Maryland as a business trust in February 2016, treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, United Financial Business Trust I is a subsidiary of United Financial Realty HC, Inc.
Employees
At December 31, 2018, the Company had 770 full-time equivalent employees consisting of 734 full-time and 67 part-time employees. None of the employees were represented by a collective bargaining group.
The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and an employee 401(k) investment plan. The pension plan was frozen effective December 31, 2012. Under the freeze, participants in the plan stopped earning additional benefits under the plan. In connection with the pension plan being frozen, the Company provided additional benefits to the impacted employees by providing additional benefits to them through the 401(k) Plan through December 31, 2017, totaling $88,000 and $102,000 for the years ended December 31, 2017 and 2016, respectively. The pension plan currently provides benefits for full-time employees hired before January 1, 2005. Effective January 1, 2014, the Company merged its Employee Stock Ownership Plan with its 401(k) Plan.
Management considers relations with its employees to be good. See Notes 14 and 15 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

SUPERVISION AND REGULATION
General
United Bank is a Connecticut-chartered stock savings bank and is a wholly-owned subsidiary of United Financial Bancorp, Inc., a stock corporation. United Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”). United Bank is subject to extensive regulation by the Connecticut Banking Department, as its chartering agency, and by the FDIC, as its deposit insurer. United Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. In March 2016, the Company elected to become a financial holding company. As a registered financial holding company and a bank holding company it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System, and is regulated under the Bank Holding Company Act (“BHC Act”). As a financial holding company, the Company can engage in activities that are financial in nature or incidental to a financial activity. Any change in such regulations, whether by the Connecticut Banking Department, the FDIC or the FRB, could have a material adverse impact on the Bank or the Company.
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the President of the United States signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law significantly changed the historical bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
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
A provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor for each account relationship category, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
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
The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law on May 24, 2018, modifying certain, important Dodd-Frank provisions intended to relieve certain regulatory requirements and burden on institutions with less than $10 billion in total consolidated assets. The EGRRCPA requires the federal banking agencies to establish a Community Bank Leverage Ratio between 8% and 10% for which banks with less than $10 billion in total consolidated assets that exceed the minimum ratio will be deemed to be “well-capitalized” and in compliance with risk based capital and leverage requirements. The EGRRCPA amended the Bank Holding Company Act to exempt banks with total assets of $10 billion or less from the Volcker Rule requirements. Other notable modifications to the prior Dodd-Frank provisions include: raising the threshold for which publicly traded bank holding companies are required to perform annual company run stress tests from $10 billion to

$250 billion in total assets, raising the threshold for which publicly traded bank holding companies are required to establish an independent risk committee of its board of directors from $10 billion to $50 billion, as well as raising the threshold from $2 billion to $10 billion for which banks may deem loans originated and retained as “qualified mortgages” for purposes of the ability-to-pay rule set forth by the CFPB. Despite these improvements and modifications, many provisions of the Dodd-Frank Act remain in place and will continue to increase our operating and compliance costs.
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
Lending Activities:    Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, loans to any one obligor under this statutory authority may not exceed 15%, and fully secured loans may not exceed an additional 10% of a bank’s capital and allowance for loan losses.
Dividends:    The Bank may pay cash dividends to the Company out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholders if such dividends would reduce regulatory capital below the amount of the liquidation account required by the Connecticut conversion regulations.
Powers:    Connecticut law permits Connecticut chartered banks to sell insurance and fixed and variable rate annuities if licensed to do so by the applicable state insurance commissioner. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHC Act or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.
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
Federal Regulations
Capital Requirements:    The Federal Reserve Board monitors our capital adequacy, on a consolidated basis, and the FDIC and Connecticut Department of Banking monitor the capital adequacy of the Bank. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as United Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong bank holding company, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 4%. Tier I capital is the sum of common stockholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
As of January 1, 2015, the Company and the Bank became subject to new rules that implemented changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises a minimum ratio of Tier 1 capital to risk-weighted assets to 6%, a minimum leverage ratio of 4% for all banking organizations and a minimum total capital to risk weighted assets ratio of 8%. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase in period for the capital conservation buffer began for the Company on January 1, 2016, with full compliance phased in by January 1, 2019. The Company’s capital levels remain characterized as “well-capitalized” under the new rules.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 8% or greater, a common equity Tier I capital ratio of 6.5% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 6% or greater, a common equity Tier I capital ratio of 4.5% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 6%, a common equity Tier I capital ratio that is less than 4.5%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 4%, a common equity Tier I capital ratio that is less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2018, United Bank was considered a “well-capitalized” institution.
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
Loans to Insiders:    Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the Board. Further, under Section 22(h), loans to Directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increases the types of transactions with insiders subject to restrictions, including certain asset sales with insiders.
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
As part of the Dodd-Frank bill, the FDIC insurance limit was permanently increased to $250,000 per depositor for each account relationship category. For the years ended December 31, 2018, 2017 and 2016, the total FDIC assessments were $2.7 million, $3.1 million and $3.6 million, respectively. The FDIC has exercised its authority to raise assessment rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC it could have an adverse effect on the earnings of the Company.
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
Federal Home Loan Bank System
The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. As a member of the FHLBB, we are required to acquire and hold shares of capital stock in the FHLBB. While the required percentages of stock ownership are subject to change by the FHLBB, the Company was in compliance with this requirement with an investment in FHLBB stock at December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company purchased $8.2 million and $6.3 million of FHLBB stock, respectively. The FHLBB repurchased $17.0 million and $9.6 million excess capital stock from the Company during the years ended December 31, 2018 and 2017, respectively.
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
Under Federal Reserve Board policy, which has been codified by the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. As a bank holding company, United Financial Bancorp, Inc. must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.
As a financial holding company with a bank subsidiary, the Company must comply with the Bank Holding Company Act which prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States savings bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.
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
Bad Debt Reserves:    Prior to the Small Business Protection Act of 1996 (the “1996 Act”), United Financial Bancorp, Inc.’s subsidiary, United Bank, was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, United Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, the subsidiary had no reserves subject to recapture in excess of its base year.
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
Net Operating Loss Carryovers:    As a result of the Tax Act, for net operating losses incurred in tax years after December 31, 2017, a corporation may no longer carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Additionally net operating loss usage is limited by the Tax Act to 80%. The 80 percent limitation on NOL deductions applies to losses generated in tax years beginning after December 31, 2017, and the elimination of carrybacks and indefinite extension of carryforwards applies only to NOLs generated in taxable years ending after December 31, 2017. NOLs generated in 2017 and earlier would retain their 20-year life and be available to offset 100 percent of taxable income, subject to certain limitations. At December 31, 2018, United Financial Bancorp, Inc. had net operating loss carryforwards of $900,000 for federal income tax purposes, which will begin to expire in 2029.
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
State
The Company reports income on a calendar year basis to various states, mainly including the State of Connecticut and the Commonwealth of Massachusetts. Generally, the income of financial institutions in Connecticut, which is calculated based on federal taxable income subject to certain adjustments, is subject to Connecticut tax. The Company and the Bank are currently subject to the corporate business tax at 7.5% of taxable income, subject to a 10% surcharge in 2018 and an 8% surcharge for tax years after 2018.
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
The Company believes it is in compliance with the state PIC requirements, however, the Company has not been audited by the Department of Revenue Services for such periods. If the state were to determine that the PIC was not in compliance with statutory requirements, a material amount of taxes could be due. The State of Connecticut continues to be under pressure to find new sources of revenue, and therefore could enact legislation to eliminate the passive investment company exemption. If such legislation were enacted, United Financial Bancorp, Inc. would be subject to higher state income taxes in Connecticut.
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
Securities and Exchange Commission Availability of Filings
United Financial Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (“Exchange Act”) and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC. United’s filings are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov. In addition, United makes available free of charge on its Investor Relations website (unitedfinancialinc.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.    Risk Factors
You should consider carefully the following risk factors in evaluating an investment in shares of our common stock. An investment in our common stock is subject to risks inherent in our business that could adversely affect United’s business, financial condition, results of operations or cash flows, and access to liquidity. Before making an investment decision, you should carefully consider the risks and uncertainties described below.

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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories, and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance, which would decrease our net income. Our allowance for loan losses amounted to 0.91% of total loans outstanding and 168.32% of non-performing loans at December 31, 2018. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future, due to our emphasis on loan growth and on increasing our portfolio of commercial business and commercial real estate loans. Our allowance for loan losses to total covered loans was 1.04% at December 31, 2018.
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

Changes in accounting policies, standards, and interpretations could materially affect how United reports its financial condition and results of operations.
The FASB periodically changes the financial accounting and reporting standards governing the preparation of United’s financial statements.  Additionally, those bodies that establish and/or interpret the financial accounting and reporting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations on how these standards should be applied.  These changes can be difficult to predict and can materially affect how United records and reports its financial condition and results of operations.  In some cases, United could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.
Concentration of loans in our primary market area may increase risk.
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
Changes in interest rates could adversely affect our results of operations and financial condition.
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
In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate (“LIBOR”)) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company, led by the Chief Financial Officer and the Treasurer of the Bank is monitoring this activity and evaluating the related risks. As of December 31, 2018, United had approximately 29.8% of its loan portfolio, $1.75 billion of derivative products, $125.0 million of FHLBB advances, and $7.7 million of junior subordinated debt that are indexed to USD-LIBOR.
Economic conditions could affect our revenues and profits.
United’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that United offers, is highly dependent upon the business environment in the markets where United operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors. Additionally, the continued United States - China trade war driven by the imposition of tariffs by both countries on various products could contribute to an unfavorable business climate. To date, United’s financial performance has not been impacted by tariffs.
An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans increasing the risk of loan defaults and losses.
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
The Company opened two new branches, acquired six branches and consolidated three branches in 2018. United intends to continue to explore opportunities to expand and eliminate non-strategic branches to better posture the Company to achieve greater operational efficiencies going forward. Losses are expected in connection with establishing new branches for some time, as the expenses associated with them are largely fixed and are typically greater than the income earned at the outset as the branches build up their customer bases.
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
Financial institutions are inherently exposed to fraud risk.  A fraud can be perpetrated by a customer of the Company, an employee, a vendor, or members of the general public.  We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, debit and credit cards that we have issued to our customers and through our online banking portals.
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
We rely on third-party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third party relationships with vendors, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third-party but remain our responsibility. Management and the Board of Directors are ultimately responsible for the activities conducted by vendors. To that end, Management is accountable for the review and evaluation of all new and existing vendor relationships. Management is responsible for ensuring that adequate controls are in place at United and our vendors to protect the Company and its customers from the risks associated with vendor relationships.
Increased risk most often arises from poor planning, oversight and control on the part of the Company and inferior performance or service on the part of the third-party, and may result in legal costs or loss of business. While we have implemented a vendor management program to actively manage the risks associated with the use of third-party service providers, any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing third-party vendors could also take a long period of time and result in increased expenses.
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
Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2018, the Company had approximately $116.8 million of goodwill on its balance sheet primarily reflecting the merger with Legacy United. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on United’s financial condition and results of operations.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2018, the Company, headquartered in Hartford, Connecticut, conducted business throughout Connecticut, Massachusetts, and Rhode Island. The Company has 58 banking offices and 71 ATMs, as well as several loan production offices. Of the 58 banking offices, 17 are owned and 41 are leased. Branch lease expiration dates range from one year to twenty years with renewal options of five to thirty years.
The aggregate net book value of premises and equipment was $68.7 million at December 31, 2018.
For additional information regarding the Company’s Premises and Equipment, Net and Other Commitments and Contingencies, see Notes 7 and 19 to the Consolidated Financial Statements.
Item 3.    Legal Proceedings
In the normal course of business, United and its subsidiaries have been named, from time to time, as defendants in various legal actions.  Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
United contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, United cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, United believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of United.  United will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated.

United is not currently involved in any material litigation.
Item 4.    Mine Safety Disclosures
None.
Part II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock trades on the NASDAQ Global Select Stock Market under the symbol “UBNK.”
United had 6,541 registered holders of record of common stock and 51,097,426 shares outstanding on January 31, 2019. The number of shareholders of record was determined by Broadridge Corporate Issuer Solutions, the Company’s transfer agent and registrar.
Dividends
The Company began paying quarterly dividends in 2006 on its common stock, and intends to continue to pay regular cash dividends to common stockholders; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements, financial condition, and regulatory limitations.

Recent Sale of Registered Securities; Use of Proceeds from Registered Securities
No registered securities were sold by the Company during the year ended December 31, 2018.
Recent Sale of Unregistered Securities
No unregistered securities were sold by the Company during the year ended December 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. There were purchases of 239,000 equity securities during the fourth quarter of 2018 made by or on behalf of the Company or any “affiliated purchaser”, as defined by Section 240.10b-18(a)(3) of the Securities and Exchange Act of 1934, of shares of the Company’s common stock. As of December 31, 2018, there were 834,636 maximum shares that may yet be purchased under this publicly announced plan.
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the quarter ended December 31, 2018:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
October 1 - 31, 2018	125,700	15.32	5,342,515	947,936
November 1 - 30, 2018	—	—	5,342,515	947,936
December 1 - 31, 2018	113,300	14.82	5,455,815	834,636
Total	239,000	$15.09	5,455,815	834,636
(1) Includes dealer commission expense to purchase the securities.
Performance Graph:
The following graph compares the cumulative total return on the common stock for the period beginning December 31, 2013, through December 31, 2018, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the KBW Regional Banking Index (Ticker: KRX) for that period. The KRX index is considered to be a good representation due to its equal weighting and diverse geographical exposure of the banking sector.

This graph assumes the investment of $100 on December 31, 2013 in our common stock. The graph assumes all dividends on UBNK stock, the S&P 500 Index and the KRX are reinvested.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
UBNK	100.0	104.2	96.9	141.3	141.0	121.1
S&P 500 Total Return Index	100.0	113.7	115.3	129.0	157.2	150.3
KRX Total Return Index	100.0	102.4	108.5	150.8	153.4	126.6

Item 6.    Selected Financial Data
Selected financial data for each of the years in the five-year period ended December 31, 2018 are set forth below. This information should be read in conjunction with the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. On April 30, 2014, the Company completed its merger with Legacy United, adding $2.40 billion in assets, $2.16 billion in liabilities and $356.4 million in equity.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$7,356,874	$7,114,159	$6,599,520	$6,228,541	$5,476,809
Available for sale securities	973,347	1,050,787	1,043,411	1,059,169	1,053,011
Held to maturity securities	—	13,598	14,038	14,565	15,368
Federal Home Loan Bank stock	41,407	50,194	53,476	51,196	31,950
Loans receivable, net	5,622,589	5,307,678	4,870,552	4,587,062	3,877,063
Cash and cash equivalents	97,964	88,668	90,944	95,176	86,952
Goodwill	116,769	115,281	115,281	115,281	115,240
Deposits	5,670,599	5,198,221	4,711,172	4,437,071	4,035,311
Advances from the Federal Home Loan Bank and other borrowings	899,626	1,165,054	1,169,619	1,099,020	777,314
Total stockholders’ equity	712,518	693,328	655,866	625,521	602,408
Allowance for loan losses	51,636	47,099	42,798	33,887	24,809
Non-performing loans (1)	30,677	31,662	34,063	37,802	32,358

(1)	Non-performing loans include loans for which the Bank does not accrue interest (non-accrual loans).

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest and dividend income	$273,038	$236,254	$212,152	$196,345	$155,879
Interest expense	81,523	52,012	41,053	31,763	18,007
Net interest income	191,515	184,242	171,099	164,582	137,872
Provision for loan losses	8,914	9,396	13,437	13,005	9,496
Net interest income after provision for loan losses	182,601	174,846	157,662	151,577	128,376
Non-interest income	36,697	34,565	30,839	32,919	16,605
Non-interest expense (1)	157,767	142,750	134,728	128,627	144,432
Income before income taxes	61,531	66,661	53,773	55,869	549
Income tax expense (benefit)	1,625	12,043	4,112	6,229	(6,233)
Net income	$59,906	$54,618	$49,661	$49,640	$6,782
Earnings per share:
Basic	$1.18	$1.09	$1.00	$1.01	$0.16
Diluted	$1.17	$1.07	$0.99	$1.00	$0.16
Dividends per share	$0.48	$0.48	$0.48	$0.46	$0.40

(1)	Included in non-interest expense for 2015 and 2014, was merger-related expense of $1.6 million and $36.9 million, respectively. There were no merger-related expenses in 2018, 2017 or 2016.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.84%	0.80%	0.78%	0.87%	0.16%
Return on average equity	8.57	8.09	7.77	8.08	1.28
Tax-equivalent net interest rate spread (1)	2.71	2.87	2.83	3.07	3.43
Tax-equivalent net interest margin (2)	2.92	3.01	2.96	3.19	3.54
Non-interest expense to average assets	2.21	2.10	2.11	2.26	3.37
Efficiency ratio (3)	66.01	61.91	62.43	61.24	65.40
Dividend payout ratio	40.49	44.14	48.00	45.28	265.51
Capital Ratios:
Capital to total assets at end of year	9.69	9.75	9.94	10.04	11.00
Average capital to average assets	9.78	9.91	10.00	10.79	12.37
Total capital to risk-weighted assets	12.60	12.60	13.00	12.53	14.57
Tier 1 capital to risk-weighted assets	10.40	10.40	10.70	10.33	12.02
Tier 1 capital to total average assets	8.40	8.40	8.60	8.87	9.10
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.91	0.88	0.87	0.73	0.64
Allowance for loan losses as a percent of non-performing loans	168.32	148.76	125.64	89.64	76.67
Net charge-offs to average outstanding loans during the period	0.08	0.10	0.10	0.10	0.12
Non-performing loans as a percent of total loans	0.54	0.59	0.69	0.82	0.83
Non-performing assets as a percent of total assets	0.44	0.48	0.54	0.62	0.59
Other Data:
Book value per share	$13.94	$13.58	$12.91	$12.53	$12.16
Tangible book value per share (4)	$11.54	$11.24	$10.53	$10.07	$9.65
Number of full service offices	57	52	52	52	53
Number of limited service offices	1	1	1	1	3

(1)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted- average cost of interest-bearing liabilities.

(2)	Represents tax-equivalent net interest income as a percent of average interest-earning assets.

(3)	Calculations for this non-GAAP metric are provided after the reconciliation of non-GAAP financial measures and appear on page 46.

(4)	Tangible book value per share represents the ratio of stockholders’ equity less intangible assets divided by shares outstanding.

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
Our Business
General
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.36 billion and stockholders’ equity of $712.5 million at December 31, 2018. United’s business philosophy is to operate as a community bank with local decision-making authority. The Company delivers financial services to individuals, families, businesses and municipalities throughout Connecticut, Western and Central Massachusetts, Rhode Island and the region through its 58 banking offices, its commercial loan and mortgage loan production offices, 71 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
The Company strives to remain a leader in meeting the financial service needs of the community and to provide superior customer service to the businesses and individuals in the market areas that it has served since 1858. United Bank is a community-oriented provider of traditional banking products and services to business organizations and individuals, offering products such as commercial real estate loans, commercial business loans, residential real estate and consumer loans and a variety of deposit products. Our business philosophy is to remain a community-oriented franchise and continue to focus on providing superior customer service to meet the financial needs of the communities in which we operate. Current strategies include: (1) allocating capital to lending activities that are accretive to the Company’s return on assets and return on equity; continuing to acquire and support commercial clients through lending activities and cash management and deposit services which exhibit acceptable credit adjusted spreads; and growing our deposit base through acquisition of low cost deposits; (2) increasing the non-interest income component of total revenues through development of banking-related fee income and the sale of investment products; (3) continuing to improve operating efficiencies and maintain expense discipline; and (4) developing products and services that expand our banking network through mobile and Internet channels and making opportunistic whole or partial acquisitions of other banks, loans, branches, financial institutions, or related businesses from time to time.
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
Challenges and Risks
As we look forward, management has identified five key challenges and risks that are likely to present challenges for near term performance:
Net interest income.    The growth of net interest income is vital to our continued success and profitability. In 2018, our tax-equivalent net interest margin decreased nine basis points to 2.92%. This decrease was mostly due to increases in the cost of interest bearing liabilities, as the Company’s funding cost increased as a result of continued actions of the Federal Open Market Committee and the competitive deposit market experienced across New England. The increased funding cost was slightly offset by improvements in the yields of the commercial portfolio, driven by the variable/floating rate segments tied to Prime and LIBOR indices, as well as improvement in the yields of the home equity line of credit portfolio. In 2018, the Company continued to execute interest rate swaps. The loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The LIBOR based adjustable rate loans created through the loan level hedge program effected net interest margin, but better position the Company for a rising interest rate environment. The Company’s ability to decrease the cost of funding relative to 2018 is diminished due to the local market competition and depositor expectations resulting from increases in the Fed Funds rate by the Federal Open Market Committee. Any improvement in the cost will be dependent on a more favorable deposit mix with more low cost demand deposit accounts.
The risk associated with our deposit pricing strategy is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area.
Maintaining credit quality and rigorous risk management.    The national economy continued to improve through 2018. The Company continued to maintain its strong credit quality as delinquencies, non-performing loans and charge-offs generally outperform the average of our peer group. Our ratio of non-performing loans to total loans was 0.54%, total delinquencies to total loans was 0.89% and our allowance for loan losses to total loans was 0.91% at December 31, 2018. Net loan charge-offs totaled $4.4 million for the year ended December 31, 2018. We expect to be able to continue to maintain strong asset quality relative to industry levels. Risk management oversight of operations is a critical component of our enterprise risk management framework.
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
Managing expansion, growth, and future acquisitions. On April 30, 2014, the Company completed its acquisition of Legacy United. The Company’s primary growth will be organic but we may use acquisitions to supplement organic growth. We anticipate this growth will expand our brand into new geographic markets as we implement our business model. Since December 2015, the Company has strategically purchased various types of loan portfolios to complement organic loan growth. The outstanding principal balances of purchased loans serviced by others at December 31, 2018 and 2017 were $546.4 million and $470.4 million, respectively. These loans extend beyond our geographic footprint with quality borrowers that we would not be able to originate in our market area. To supplement our organic deposit growth, the Company, in the fourth quarter of 2018, acquired six branches and assumed $109.4 million of branch deposits, extending our footprint throughout Connecticut and Massachusetts and into Rhode Island.
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
Commercial loan portfolio
We estimate the allowance for our commercial loan portfolio by applying historical loss rates to loans based on their type and loan grade. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market or industry conditions, or based on changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. Our loan grading system is described in Note 6, “Loans Receivable and Allowance for Loan Losses” found in Part II, Item 8 of this report.
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
Quarterly, securities with unrealized losses are reviewed as deemed appropriate to assess whether the decline in fair value is temporary or other-than-temporary. The assessment is to determine whether the decline in value is from company-specific events, industry developments, general economic conditions, credit losses on debt or other reasons. Declines in the fair value of securities below their cost or amortized cost that are deemed to be other-than-temporary are reflected in earnings for debt securities that have an identified credit loss. Unrealized losses on debt securities beyond the identified credit loss component are reflected in other comprehensive income.
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
Income Taxes
Critical Estimates
Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. A valuation allowance is maintained for deferred tax assets that management estimates are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Furthermore, tax positions that could be deemed uncertain are required to be disclosed and reserved for if it is more likely than not that the position would not be sustained upon audit examination.
Judgment and Uncertainties
Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. In determining the level of reserve needed for uncertain tax positions, we consider relevant current legislation and court rulings, among other authoritative items, to determine the level of exposure inherent in tax positions of the Company.  Management believes that the accounting estimate related to the valuation allowance and uncertain tax positions are a critical accounting estimate because the underlying assumptions can change from period to period. For example, variances in future projected operating performance or changes in tax legislation could result in a change in the valuation allowance and could result in the need for additional tax reserves.
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
In the fourth quarter of fiscal 2018, we completed our annual impairment testing of goodwill by performing an internal valuation analysis, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.
The carrying value of goodwill at December 31, 2018 was $116.8 million. For further discussion on goodwill see Note 3 of the Notes to Consolidated Financial Statements.
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

Operating Results
Income Statement Summary

				Change
	For the Years Ended December 31,			2018-2017		2017-2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$191,515	$184,242	$171,099	$7,273	3.9%	$13,143	7.7%
Provision for loan losses	8,914	9,396	13,437	(482)	(5.1)	(4,041)	(30.1)
Non-interest income	36,697	34,565	30,839	2,132	6.2	3,726	12.1
Non-interest expense	157,767	142,750	134,728	15,017	10.5	8,022	6.0
Income before income taxes	61,531	66,661	53,773	(5,130)	(7.7)	12,888	24.0
Income tax provision	1,625	12,043	4,112	(10,418)	(86.5)	7,931	192.9
Net income	$59,906	$54,618	$49,661	$5,288	9.7	$4,957	10.0
Diluted earnings per share	$1.17	$1.07	$0.99	$0.10	9.3%	$0.08	8.1%
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

The following is a reconciliation of non-GAAP financial measures by major category for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Efficiency Ratio:
Non-Interest Expense (GAAP)	$157,767	$142,750	$134,728
Non-GAAP adjustments:
Other real estate owned expense	(694)	(764)	(343)
Lease exit/disposal cost obligation	(552)	(536)	—
Effect of position eliminations	(2,211)	—	(1,565)
FHLBB prepayment penalties	—	—	(1,454)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$154,310	$141,450	$131,366

Net Interest Income (GAAP)	$191,515	$184,242	$171,099
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	3,975	7,822	6,535

Non-Interest Income (GAAP)	36,697	34,565	30,839
Non-GAAP adjustments:
Net gain on sales of securities	(145)	(782)	(1,961)
Net loss on limited partnership investments	2,176	3,023	3,995
Loss on sale of premises and equipment	—	401	—
BOLI claim benefit	(435)	(806)	(70)
Total Revenue for Efficiency Ratio (non-GAAP)	$233,783	$228,465	$210,437

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	66.01%	61.91%	62.43%

Earnings Summary
Comparison of 2018 and 2017
For the year ended December 31, 2018, the Company recorded earnings of $59.9 million, or $1.17 per diluted share, compared to $54.6 million in earnings, or $1.07 per diluted share, for the year ended December 31, 2017. The Company recorded strong organic loan growth during the year, and participated in strategic loan portfolio purchases throughout 2018. Loan originations and purchases totaled $1.75 billion in 2018 compared to $1.94 billion in 2017. The loan portfolio purchases added $250.6 million of loans to the balance sheet during the year ended December 31, 2018, which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns.
Net interest income increased primarily due to the increase in average interest-earning assets of $301.8 million, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2018 was 2.92%, a decrease of nine basis points over the prior year of 3.01%. Net interest income increased $7.3 million, or 3.9%, compared to 2017. The increase in net interest income was partially offset by an increase in total average interest-bearing liabilities of $264.8 million compared to 2017. Interest and dividend income increased by $32.9 million and the yield on interest-earning assets increased by 32 basis points mostly due to the increase in yields on commercial and residential real estate, commercial business, construction, other consumer, home equity loans and FHLBB stock due to interest rate movement and strategic initiatives. These increases were partially offset by a decrease in the yield on investment securities. Interest-bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $29.5 million and the yield increased 48 basis points. Purchase accounting adjustments decreased net interest income by $502,000 for the year ended December 31, 2018, compared to a $176,000 increase for the year ended December 31, 2017.

The asset quality of our loan portfolio has remained strong, including loans acquired from Legacy United and the purchased portfolios. Acquired loans are recorded at fair value with no carryover of the allowance for loan losses. The allowance for loan losses to total loans ratio was 0.91% and 0.88%, the allowance for loan losses to non-performing loans ratio was 168.32% and 148.76%, and the ratio of non-performing loans to total loans was 0.54% and 0.59% at December 31, 2018 and 2017, respectively. A provision for loan losses of $8.9 million was recorded for the year ended December 31, 2018 compared to $9.4 million for the year ended December 31, 2017. The Company continues to ensure consistent application of risk ratings across the entire portfolio. We believe asset quality for the Company remains strong and stable.
The Company experienced an increase in non-interest income of $2.1 million for the year ended December 31, 2018, compared to 2017. This increase was driven primarily by (a) service charges and fees, predominantly transaction fees and revenue generated by the Company’s investment advisory subsidiary, United Wealth Management, Inc., (b) an increase in BOLI income and (c) a decrease in the net loss of limited partnership investments. Offsetting these increases were decreases in income from mortgage banking activities and the net gain on sales of securities.
For the year ended December 31, 2018, non-interest expense increased $15.0 million over the comparative period in 2017. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits, which was a result of more full-time employees in 2018 compared to 2017 to support growth initiatives, as well as a severance expense recorded in the fourth quarter as the Company shifted its mortgage banking strategy, which resulted in reduced staffing levels in the mortgage division. In addition, occupancy and equipment increased by $3.6 million compared to 2017, which was primarily to due various expense increases as a result of the Company’s move of the corporate headquarters to Hartford, Connecticut and the increase in rental costs as the Company opened new branches in 2018.
The Company experienced a decrease in the provision for income taxes of $10.4 million for the year ended December 31, 2018 as compared to 2017. This decrease was primarily due to the reduction of the corporate tax rate from 35% for the year ended December 31, 2017 to 21% for the year ended December 31, 2018, and resulted in the reduction of the effective tax rate year-over-year from 18.1% for the year ended December 31, 2017 to 2.6% for the year ended December 31, 2018. Also contributing to the decrease were tax credit benefits realized through strategic partnership investments in 2018.
Comparison of 2017 and 2016
For the year ended December 31, 2017, the Company recorded earnings of $54.6 million, or $1.07 per diluted share, compared to 2016 when the Company recorded $49.7 million in earnings, or $0.99 per diluted share. The efficiency ratio continued to be reflective of the Company’s expense management strategy and was 61.91% and 62.43% for the years ended December 31, 2017 and 2016, respectively. The Company recorded strong organic loan growth during the year, and participated in strategic loan portfolio purchases throughout 2017. Loan originations and purchases totaled $1.94 billion in 2017 compared to $1.66 billion in 2016. The loan portfolio purchases added $242.9 million of loans to the balance sheet during the year ended December 31, 2017, which supports the Company’s efforts to geographically diversify and shift the composition of the loan portfolio into favorable consumer products with more favorable risk adjusted returns.
Net interest income increased primarily due to the increase in average interest-earning assets of $387.4 million, which primarily reflects organic loan growth and the loan portfolio purchases. The Company’s tax-equivalent net interest margin for the year ended December 31, 2017 was 3.01%, an increase of five basis points over the prior year of 2.96%. Net interest income increased $13.1 million, or 7.7%, compared to 2016. The increase in net interest income was partially offset by an increase in total average interest- bearing liabilities of $368.8 million compared to 2016. Interest and dividend income increased by $25.4 million and the yield on interest-earning assets increased by 18 basis points mostly due to the increase in yields on investment securities, residential real estate, commercial business, construction, and home equity loans due to the current interest rate environment and strategic initiatives. These increases were partially offset by a decrease in the yields on other consumer loans, while the yields on commercial real estate loans remained flat year-over-year. Interest-bearing liabilities increased to fund new loan growth and loan portfolio purchases. The cost of interest bearing liabilities increased $11.0 million and the yield increased 14 basis points. Purchase accounting adjustments increased net interest income by $176,000 and $2.7 million for the years ended December 31, 2017 and 2016, respectively.
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

The Company experienced an increase in non-interest income of $3.7 million for the year ended December 31, 2017, compared to 2016. This increase was driven primarily by (a) service charges and fees; predominantly loan swap fee income and revenue generated by the Company’s investment advisory subsidiary, United Wealth Management, Inc., and (b) an increase in BOLI income. Offsetting these were decreases in income from mortgage banking activities and net gain on sale of securities.
For the year ended December 31, 2017, non-interest expense increased $8.0 million over the comparative period in 2016. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits, which was a result of more full-time employees in 2017 compared to 2016 to support growth initiatives. In addition, occupancy and equipment increased by $1.9 million compared to 2016.
The Company experienced an increase in the provision for income taxes of $7.9 million for the year ended December 31, 2017 as compared to 2016. This increase was primarily due to higher pre-tax net income and a decreased amount of tax credits recognized during the year.

Average Balances, Net Interest Income, Average Yields/Costs and Rate/Volume Analysis:
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments of $4.0 million, $7.8 million and $6.5 million were made for the years ended December 31, 2018, 2017 and 2016, respectively. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth above include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate	$1,356,746	$48,905	3.60%	$1,291,852	$43,422	3.36%	$1,214,681	$39,691	3.27%
Commercial real estate	2,303,075	100,608	4.31	2,175,197	88,716	4.02	2,055,441	83,996	4.02
Construction	115,507	5,440	4.65	129,636	5,714	4.35	159,677	6,855	4.22
Commercial business	840,594	37,533	4.40	779,262	30,504	3.86	646,308	24,064	3.66
Home equity	584,204	28,903	4.95	542,579	23,168	4.27	460,439	16,487	3.58
Other consumer	341,295	17,326	5.08	243,631	11,890	4.88	216,708	10,743	4.95
Investment securities	1,005,823	34,869	3.46	1,083,616	38,078	3.51	1,074,593	34,605	3.21
Federal Home Loan Bank Stock	46,475	2,689	5.78	51,735	2,195	4.24	54,344	1,903	3.50
Other earning assets	40,078	740	1.85	34,484	389	1.13	62,367	343	0.55
Total interest-earning assets	6,633,797	277,013	4.15	6,331,992	244,076	3.83	5,944,558	218,687	3.65
Allowance for loan losses	(49,255)			(45,480)			(38,133)
Non-interest-earning assets	566,511			526,914			479,333
Total assets	$7,151,053			$6,813,426			$6,385,758

Interest-bearing liabilities:
NOW and money market accounts	$2,377,309	29,157	1.23	$2,002,146	13,282	0.66	$1,555,182	6,547	0.42
Savings accounts(1)	509,316	301	0.06	529,006	312	0.06	527,544	309	0.06
Time deposits	1,748,873	28,383	1.62	1,731,434	19,971	1.15	1,805,623	18,720	1.04
Total interest-bearing deposits	4,635,498	57,841	1.25	4,262,586	33,565	0.79	3,888,349	25,576	0.66
Advances from the FHLBB	891,626	18,135	2.01	978,673	12,763	1.29	988,847	9,931	0.99
Other borrowings	112,280	5,547	4.87	133,364	5,684	4.20	128,617	5,546	4.24
Total interest-bearing liabilities	5,639,404	81,523	1.44	5,374,623	52,012	0.96	5,005,813	41,053	0.82
Non-interest-bearing deposits	742,990			695,713			657,842
Other liabilities	69,582			67,810			83,236
Total liabilities	6,451,976			6,138,146			5,746,891
Stockholders’ equity	699,077			675,280			638,867
Total liabilities and stockholders’ equity	$7,151,053			$6,813,426			$6,385,758
Tax-equivalent net interest income		195,490			192,064			177,634
Tax-equivalent net interest rate spread(2)			2.71%			2.87%			2.83%
Net interest-earning assets(3)	$994,393			$957,369			$938,745
Tax-equivalent net interest margin(4)			2.92%			3.01%			2.96%
Average interest -earning assets to average interest-bearing liabilities	117.63%			117.81%			118.75%
Less tax-equivalent adjustment		3,975			7,822			6,535
		$191,515			$184,242			$171,099

(1)	Includes mortgagors’ and investors’ escrow accounts

(2)	Tax-equivalent net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest margin represents the annualized tax-equivalent net interest income divided by average total interest-earning assets.
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

	Year Ended 2018 Compared to 2017			Year Ended 2017 Compared to 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$16,214	$19,087	$35,301	$15,697	$5,881	$21,578
Securities (1)	(2,939)	224	(2,715)	197	3,568	3,765
Other earning assets	71	280	351	(202)	248	46
Total earning assets	13,346	19,591	32,937	15,692	9,697	25,389
Interest expense:
NOW and money market accounts	2,871	13,004	15,875	2,242	4,493	6,735
Savings accounts	(12)	1	(11)	1	2	3
Time deposits	203	8,209	8,412	(792)	2,043	1,251
Total interest-bearing deposits	3,062	21,214	24,276	1,451	6,538	7,989
FHLBB Advances	(1,205)	6,577	5,372	(102)	2,934	2,832
Other borrowed funds	(957)	820	(137)	200	(62)	138
Total interest-bearing liabilities	900	28,611	29,511	1,549	9,410	10,959
Change in tax-equivalent net interest income	$12,446	$(9,020)	$3,426	$14,143	$287	$14,430

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
Comparison of 2018 and 2017
As shown in the tables above, tax-equivalent net interest income increased $3.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Additionally, the net interest margin decreased nine basis points to 2.92%, the yield on average earning assets increased 32 basis points to 4.15%, and the cost of interest-bearing liabilities increased 48 basis points to 1.44%, compared to 0.96% for the year ended December 31, 2017. Net interest income reflects amortization and accretion of credit and interest rate marks on the acquired loans, time deposits and borrowings which resulted in a decrease in net interest income of $502,000 for the year ended December 31, 2018 compared to a $176,000 increase in net interest income for the comparable 2017 period.
Primarily reflecting loan growth and portfolio purchases, average earning assets increased $301.8 million and average interest-bearing liabilities increased $264.8 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Average interest-bearing liabilities increased due to deposit growth and borrowings which were used to fund the loan growth and portfolio purchases. The average balance of loans and interest-bearing deposits increased $379.3 million and $372.9 million, respectively. The average balance of investment securities and FHLBB advances decreased $77.8 million and $87.0 million, respectively.
The increase in the average balance of loans primarily reflects the loan growth and portfolio purchases. The average balance of total loans at December 31, 2018 was $5.54 billion and had an average yield of 4.27%. The average balance of commercial business loans totaled $840.6 million at December 31, 2018, an increase of $61.3 million year-over-year. The average balances of commercial real estate loans, other consumer loans, residential real estate loans and home equity loans were the other significant drivers of the increase in the average loan balance year-over-year, which increased $127.9 million, $97.7 million, $64.9 million and $41.6 million, respectively.
The average balance of investment securities decreased $77.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, while the average yield earned decreased five basis points. The decline in the yield on average securities in 2018 was largely a result of a change in asset allocation as the Company’s holdings of higher yielding CLOs decreased amid expected calls and refinancing of those securities.
The average balance of interest-bearing liabilities increased $264.8 million to $5.64 billion for the year ended December 31, 2018, compared to $5.37 billion for the year ended December 31, 2017. For the year ended December 31, 2018, the average cost of total interest-bearing liabilities was 1.44%, compared to 0.96% for the year ended December 31, 2017.
Year-over-year, average balances of total interest-bearing deposits increased $372.9 million and the average cost increased 46 basis points to 1.25%. These increases were primarily due to deposit growth in NOW and money market accounts and time deposits. FHLBB advances decreased $87.0 million to $891.6 million, while the average cost increased 72 basis points to 2.01% for the year ended December 31, 2018. Other borrowings decreased $21.1 million and the cost increased 67 basis points for the year ended December 31, 2018 compared to 2017.
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
The increase in the average balance of loans primarily reflects the loan growth and portfolio purchases. The average balance of total loans at December 31, 2017 was $5.16 billion and had an average yield of 3.94%. The average balance of commercial business loans totaled $779.3 million at December 31, 2017, an increase of $133.0 million year-over-year. The average balances of residential real estate loans, home equity loans, commercial real estate loans and other consumer loans were the other significant drivers of the increase in the average loan balance year-over-year, which increased $77.2 million, $82.1 million, $119.8 million, and $26.9 million, respectively.
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
Management recorded a provision of $8.9 million for the year ended December 31, 2018. The primary factors that influenced management’s decision to record this provision were organic loan growth during the year, slowing migration to covered loans, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans remained flat, totaling $45.9 million at both December 31, 2018 and 2017. Investor non-owner occupied commercial real estate, construction, commercial business, and home equity impaired loans decreased $1.5 million, $1.2 million, $462,000, and $290,000, respectively, offset by increases in residential real estate, other consumer, and owner-occupied commercial real estate impaired loans of $1.8 million, $923,000, and $734,000, respectively.
The repayment of these impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions. At December 31, 2018, the allowance for loan losses totaled $51.6 million, which represented 0.91% of total loans and 168.32% of non-performing loans compared to an allowance for loan losses of $47.1 million, which represented 0.88% of total loans and 148.76% of non-performing loans as of December 31, 2017.
Non-Interest Income Analysis
For the years ended December 31, 2018, 2017 and 2016, non-interest income represented 16.1%, 15.8% and 15.3% of total revenues, respectively. The following is a summary of non-interest income by major category for the years presented:

Non-Interest Income
	For the Years Ended December 31,			Change
				2018-2017		2017-2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$26,771	$25,374	$21,014	$1,397	5.5%	$4,360	20.7%
Income from mortgage banking activities	4,759	5,539	8,227	(780)	(14.1)	(2,688)	(32.7)
Bank-owned life insurance income	6,294	5,462	3,394	832	15.2	2,068	60.9
Gain on sales of securities, net	145	782	1,961	(637)	(81.5)	(1,179)	(60.1)
Net loss on limited partnership investments	(2,176)	(3,023)	(3,995)	847	28.0	972	24.3
Other income	904	431	238	473	109.7	193	81.1
Total non-interest income	$36,697	$34,565	$30,839	$2,132	6.2%	$3,726	12.1%
Comparison of 2018 and 2017
As displayed in the above table, non-interest income increased $2.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Service Charges and Fees:    Service charges and fees were $26.8 million and $25.4 million for the years ended December 31, 2018 and 2017, respectively, an increase of $1.4 million from the comparable 2017 period. The most significant increases were revenue generated by the Company’s investment advisory subsidiary, United Wealth Management (“UWM”), and transaction fees on customer products, partly offset by a decrease in loan swap fee income.

The increase in revenue generated by UWM is due to the Company’s expansion of the financial advisory program that has continued the strategy of acquiring proven talent with deep local relationships, as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. Additionally, the Company was able to obtain better contractual terms with its third-party provider in providing services which increased revenue as well as increasing assets under management over the prior year period. The increase in deposit and service charges for various customer products is linked to an increase in transactional volume partly due to the acquisition of six branches and related deposit accounts in the fourth quarter of 2018 and a modification of the fee structure. Higher transactional volume also had a favorable impact on payments from MasterCard year over year. The decrease in loan swap fee income is a direct result of lower transactional volume.
Income From Mortgage Banking Activities:    Income from mortgage banking activities was $4.8 million for the year ended December 31, 2018, a decrease of $780,000, or 14.1%, from the year ended December 31, 2017. The change was primarily due to a decrease in gains on sale of loans resulting from fair value losses on loans held for sale compared to the prior year gains and losses on derivative loan commitments. These decreases were partly offset by increases in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to an increase in long term rates, a higher volume of loan sales and loan servicing income driven by an increase in the number of serviced loans.
Bank-Owned Life Insurance Income (“BOLI”):    BOLI income was $6.3 million for the year ended December 31, 2018, an increase of $832,000, or 15.2%, from the year ended December 31, 2017. The increase is driven by the Company’s purchases of higher yielding BOLI policies in late December 2018 and early January 2018. Furthermore, the Company received additional income of $435,000 from death benefit settlements in 2018.
Gain on Sales of Securities, Net:    For the year ended December 31, 2018, the Company realized a net gain of $145,000 compared to a net gain of $782,000 for the prior year.
During 2018, the investment portfolio activity was concentrated in the first quarter as the Company pursued a strategy to sell various securities with shortened average lives and lower yields, which were then reinvested into more capital-efficient investments. In the past nine months, there has been low transactional volume, primarily reflecting called securities with reinvestments following the Company’s goal of maintaining portfolio duration, credit quality and capital efficiency.
For the year ended December 31, 2017, the Company’s gain was mainly driven by the sale of shorter-term securities, adding longer duration investments in the portfolio to optimize income as well as improving portfolio efficiency from a credit and regulatory capital perspective.
Net Loss on Limited Partnership Investments:    The Company has investments in low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships.  In 2018 and 2017, the Company invested an additional $8.6 million and $3.6 million in alternative energy tax credit partnerships, respectively.
For the year ended December 31, 2018, the Company recorded $2.2 million in losses on limited partnership investments compared to $3.0 million in the prior year period. The passage of the Tax Act in December 2017 contributed $1.2 million to the prior year loss. In conjunction with the loss realized on the tax credit partnerships in 2018 and 2017, the Company recorded an offsetting tax credit benefit of $7.5 million and $9.6 million, respectively, as reflected in the income tax provision for the year.
Other Income:    The Company recorded an increase in other income of $473,000 for the year ended December 31, 2018 compared to the prior year. The change from the prior year is primarily due to the settlement of outstanding suspense items and income earned on the sale of fixed assets, partially offset by lower gains on the sale of other real estate owned.
Comparison of 2017 and 2016
As displayed in the above table, non-interest income increased $3.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The Company experienced increases in all categories year-over-year except in net gain from sales of securities and income from mortgage banking activities.
Service Charges and Fees:    Service charges and fees were $25.4 million and $21.0 million for the years ended December 31, 2017 and 2016, respectively, an increase of $4.4 million from the comparable 2016 period. The most significant increases were recorded in loan swap fee income, revenue generated by the Company’s investment advisory subsidiary (UWM), and transaction fees on customer products.
Revenue generated from loan swap fee income increased due to higher transaction volume as well as the total corresponding notional value. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies. The increased revenue generated by UWM is due to the Company’s continued strategy of acquiring proven talent with deep local relationships as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. Additionally, during 2016 the Company shifted focus to assets under management (“AUM”) for ongoing revenue versus a transactional approach; the result is more recurring fee revenue driven by increasing AUM versus one-time fees generated by transactions. AUM increased approximately $150.0 million year-over-year, to $460.0 million in 2017 from $312.0 million in 2016. The increase in transaction fees for various customer products is linked to the Company implementing a new fee structure that is more in line with our competition based on a detailed study. The Company instituted the new fee structure in July 2016, therefore, only six months of the comparative period was affected by this initiative. Additionally, NSF fees increased in 2017, primarily due to a higher volume of related transactions and a modification of the fee structure.
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

Non-Interest Expense Analysis
For the years ended December 31, 2018, 2017 and 2016, non-interest expense represented 2.21%, 2.10% and 2.11% of average assets, respectively. The following table is a summary of non-interest expense by major category for the years presented:

Non-Interest Expense
	For the Years Ended December 31,			Change
				2018-2017		2017-2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$91,295	$80,061	$75,384	$11,234	14.0%	$4,677	6.2%
Occupancy and equipment	20,488	16,902	14,986	3,586	21.2	1,916	12.8
Service bureau fees	8,901	9,263	8,741	(362)	(3.9)	522	6.0
Professional fees	4,418	4,305	3,917	113	2.6	388	9.9
Marketing and promotions	4,101	4,047	3,049	54	1.3	998	32.7
FDIC insurance assessments	2,740	3,076	3,573	(336)	(10.9)	(497)	(13.9)
Core deposit intangible amortization	1,350	1,411	1,604	(61)	(4.3)	(193)	(12.0)
FHLBB prepayment penalties	—	—	1,454	—	—	(1,454)	(100.0)
Other	24,474	23,685	22,020	789	3.3	1,665	7.6
Total non-interest expense	$157,767	$142,750	$134,728	$15,017	10.5%	$8,022	6.0%
Comparison of 2018 and 2017
For the year ended December 31, 2018, non-interest expense increased $15.0 million to $157.8 million from $142.8 million for the year ended December 31, 2017.
Salaries and Employee Benefits:    Salaries and employee benefits represented the largest increase in non-interest expense. Salaries and employee benefits were $91.3 million for the year ended December 31, 2018, an increase of $11.2 million from the comparable 2017 period. The primary driver for this increase was due to an increase in salaries. Salary expense increased $12.3 million due to: (a) the hiring of additional staff in areas targeted for growth during the first nine months of the year, (b) the severance recorded as we reduced our staffing levels in the mortgage division due to the change in our strategy for residential mortgage origination channels, (c) the opening of new branches during the year, (d) expense related to the paid time off policy for our employees, and (e) yearly merit increases. Other increases in salary and employee benefits were due to: (f) an increase in FICA related to higher salary expenses, (g) a decrease in deferred expenses from fewer loan originations and (h) employee parking related expenses associated with the move to our new corporate headquarters in Hartford, Connecticut. These increases were partially offset by decreases in bonus and incentives, temporary help due to the completion of projects, pension expense due to changes in certain actuarial assumptions and other benefits.
Occupancy and Equipment Expense:    Occupancy and equipment expense increased $3.6 million to $20.5 million for the year ended December 31, 2018 primarily driven by: (a) the move of corporate headquarters to Hartford, Connecticut which resulted in increases in rent expense and depreciation on leasehold improvements, computer hardware, various software programs and furniture and equipment and (b) an increase in rent and property management services due to the opening of new branches. These increases were partially offset by an increase in rental income on properties that are subleased.
Service Bureau Fees: Service bureau fees decreased $362,000 for the year ended December 31, 2018 compared to the 2017 period. The decreases were largely driven by a renegotiation of the core banking system contract, which resulted in lower fees and to the Company’s core service provider providing a higher level of custom work in the prior year.
Professional Fees:    Professional fees were $4.4 million and $4.3 million for the years ended December 31, 2018 and 2017, respectively, an increase of $113,000. The increase over the prior year is mainly driven by internal audit expenses due to additional audits in the current year. These increases were partially offset by decreases in consulting fees as engagements for services assisting in projects targeted to maximize non-interest income revenue streams concluded.
Marketing and Promotions:    Marketing and promotions expense remained relatively flat, increasing $54,000 to $4.1 million for the year ended December 31, 2018. The increase was primarily attributable to expenses related to digital advertising as the Company favored this online marketing channel during the year and relied less on television and radio advertising to reach our target market.

FDIC Insurance Assessments:    The expense for FDIC insurance assessments decreased $336,000 to $2.7 million for the year ended December 31, 2018 from $3.1 million for the year ended December 31, 2017. The decrease is primarily attributable to a decrease in the assessment rate and the FDIC’s Deposit Insurance Fund reserve ratio exceeding established benchmarks.
Core Deposit Intangible Amortization:    In the fourth quarter of 2018, the Company acquired six branches which were accounted for under FASB ASC 805, Business Combinations. In conjunction with this acquisition, the Company recorded $2.9 million of core deposit intangibles (“CDI”), which had a related $131,000 in amortization for the year. Together with the amortization of previously recorded CDI, there was a net $61,000 decrease in CDI amortization for the year ended December 31, 2018 due to the amortization method used by the Company. The Company amortizes all core deposit intangibles over a ten year period using the sum-of-the-years-digits method.
Other Expenses:    Other expenses were $24.5 million and $23.7 million for the years ended December 31, 2018 and 2017, respectively, an increase of $789,000. The increase is primarily due to (a) computer software and maintenance expenses due to technology investments and office equipment, both attributable to the move of the corporate headquarters, fee increases on software as well as additional software purchased during the year, (b) other bank service charges and (c) check printing charges which are related to the new customers acquired with the six branches acquired in the fourth quarter of 2018. The increases were partially offset by lower expenses related to: (a) travel and entertainment, (b) director restricted stock, and (c) mortgage appraisal and credit reports.
Provision for Income Taxes:    The provision for income taxes was $1.6 million for the year ended December 31, 2018, compared to $12.0 million for the year ended December 31, 2017. The Company's effective tax rate was 2.6% and is lower than the effective tax rate of 18.1% for the prior year ending December 31, 2017. The decrease in the tax expense and the effective tax rate is due to a lower pretax net income and primarily due to the Tax Act that was enacted on December 22, 2017, resulting in, amongst other tax reform items, a reduction in the Company's applicable US Federal corporate tax rate to 21% from 35%. As a result of this rate reduction and changes in other provisions of the new law, the Company incurred $1.8 million of additional tax expense for the year ended December 31, 2017 primarily due to the remeasurement of our deferred tax asset. Additionally, an adjustment to the prior year provisional amount for additional tax strategies and planning opportunities identified while completing the prior year income tax return resulted in an impact of $1.7 million through the 2018 effective tax rate.
Comparison of 2017 and 2016
For the year ended December 31, 2017, non-interest expense increased $8.0 million to $142.8 million from $134.7 million for the year ended December 31, 2016.
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
Occupancy and Equipment Expense:    Occupancy and equipment expense increased $1.9 million to $16.9 million for the year ended December 31, 2017 primarily driven by: (a) the move of corporate headquarters to Hartford, Connecticut ,which resulted in an increase in rent expense and depreciation on leasehold improvements, (b) expenses for maintenance contracts due to higher snow removal costs in 2017, (c) the outsourcing of property management services, which began in July 2016, and (d) depreciation on various software programs.
Service Bureau Fees: Service bureau fees increased $522,000 for the year ended December 31, 2017 compared to the 2016 period. The increase is primarily attributable to the Company’s core service provider providing a higher level of custom work in the current year, partially offset by a decrease in expenses associated with the deployment of Europay, MasterCard and Visa (“EMV”) chip-enabled debit and credit cards. EMV cards are a part of the Company’s strategy in mitigating potential fraud expenses to the Company’s credit and debit card users.
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
Provision for Income Taxes:    The provision for income taxes was $12.0 million for the year ended December 31, 2017, compared to $4.1 million for the year ended December 31, 2016. The increase in the tax expense is primarily due to higher pre-tax net income and a decreased amount of tax credits recognized during the year. The Company’s effective tax rate for the year ended December 31, 2017 and 2016 was 18.1% and 7.6%, respectively. The rate change was a result of the Tax Act that was enacted on December 22, 2017, resulting in, amongst other tax reform items, a reduction in the Company's applicable US Federal corporate tax rate to 21% from 35%.  As a result of this rate reduction and changes in other provisions of the new law, the Company incurred $1.8 million of additional tax expense as of December 31, 2017 primarily due to the remeasurement of our deferred tax asset. The impact of tax reform was based upon reasonable estimates of new current and deferred taxes based on certain provision within the Tax Act.
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.36 billion and $7.11 billion at December 31, 2018 and 2017, respectively. This increase of $242.7 million, or 3.4%, is primarily due to organic loan growth and loan portfolio purchases. The Company utilized deposits, including brokered deposits, and additional advances from the FHLBB to fund loan growth.
Total net loans of $5.62 billion, with an allowance for loan losses of $51.6 million at December 31, 2018, increased $314.9 million, or 5.9%, when compared to total net loans of $5.31 billion, with an allowance for loan losses of $47.1 million at December 31, 2017. Total deposits of $5.67 billion at December 31, 2018 increased $472.4 million, or 9.1%, when compared to total deposits of $5.20 billion at December 31, 2017. Non-interest-bearing deposits increased $21.2 million, or 2.7%, and interest-bearing deposits increased $451.2 million, or 10.2%, during the period. The increase in deposits is mainly due to growth in NOW accounts and money market deposits, reflective of the Company’s new product specials and a continued focus on building commercial relationships. The increase in deposits was also positively impacted by the Webster Bank deposit acquisition of $109.4 million that occurred in the beginning of October 2018. The Company’s gross loan-to-deposit ratio was 99.8% and 102.7% at December 31, 2018 and 2017, respectively.
At December 31, 2018, total equity of $712.5 million increased $19.2 million, or 2.8%, when compared to total equity of $693.3 million at December 31, 2017. Changes in equity for the year ended December 31, 2018 consisted primarily of net income, partially offset by dividends paid to common shareholders, as well as decreases due to the change in market value on investment securities year-over-year, which increased accumulated other comprehensive loss from the prior year. At December 31, 2018, the return on average tangible common equity ratio was 10.5% compared to 10.0% at December 31, 2017. See Note 16, “Regulatory Matters” in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on the Bank and the Company’s regulatory capital levels and ratios.

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
The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Investment Securities

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale:
Government-sponsored residential mortgage-backed securities	208,916	204,098	235,646	235,479	181,419	179,548
Government-sponsored residential collateralized debt obligations	172,468	170,719	134,652	133,112	184,185	183,260
Government-sponsored commercial mortgage-backed securities	28,694	27,678	33,449	33,255	26,949	26,530
Government-sponsored commercial collateralized debt obligations	155,091	148,226	151,035	147,242	164,433	162,927
Asset-backed securities	102,371	100,495	166,559	167,139	166,336	166,967
Corporate debt securities	86,462	83,230	88,571	89,136	76,787	75,015
Obligations of states and political subdivisions	250,593	238,901	249,531	245,007	223,733	216,376
Marketable equity securities	—	—	240	417	32,414	32,788
Total available for sale	$1,004,595	$973,347	$1,059,683	$1,050,787	$1,056,256	$1,043,411

Held to Maturity:
Government-sponsored residential mortgage-backed securities	$—	$—	$1,318	$1,429	$1,717	$1,889
Obligations of states and political subdivisions	—	—	12,280	12,871	12,321	12,940
Total held to maturity securities	$—	$—	$13,598	$14,300	$14,038	$14,829
The Company’s securities portfolio totaled $973.3 million and $1.06 billion at December 31, 2018 and 2017, respectively. On a tax-equivalent basis, the yield in the securities portfolio for the years ended December 31, 2018 and 2017 was 3.46% and 3.51%, respectively.
The Company designates its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2018, all of the Company’s securities were classified as available for sale. The Company believes that securities available for sale allow flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating both credit and interest rate risk. Securities available for sale are carried at fair value. Additional information about fair value measurements can be found in Note 5, “Securities” and Note 13, “Fair Value Measurement” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
The Company’s underlying investment strategy has been to use the portfolio as a source of interest income, a tool to manage interest rate risk and as a source of liquidity. The transactions in the investment portfolio during the year were made with the goals of maintaining the barbell structure of the investment portfolio, increasing credit diversification and quality, and increasing interest income where possible. The Company continued to maintain the barbell structure of the portfolio in 2018 due to rising shorter term rates, combined with the overall flattening of the yield curve. While overall transaction volume was light in 2018, the purchases made were initiated with the goal of maintaining the barbell structure of the portfolio while adding attractively structured securities when possible. Overall, in order to balance the portfolio’s price risk with favorable cash flow characteristics, the Company continues to evaluate both shorter and longer duration securities that help protect against price risk and extension risk in aggregate, while providing more consistent cash flows.
During the year ended December 31, 2018, the available for sale securities portfolio decreased by $77.4 million to $973.3 million, representing 13.2% of total assets at year-end 2018, from $1.05 billion and 14.8% of total assets at December 31, 2017. The decrease is largely reflective of the redeployment of cash flow of the investment portfolio into other, more effective uses. Given the flatness of the yield curve and tightening of the credit spreads, using the investment portfolio cash flows for uses including funding new loans and paying down borrowings provided a greater return to the Company in 2018. Early in the year, the Company took advantage of the relative value of its collateralized loan obligation holdings to sell a portion of the allocation and deploy the proceeds into collateralized mortgage obligations at a current coupon and an attractive structure. Further investment transactions in the year were made with the goal of adding credit spread where possible while continuing to add attractively priced cash flowing securities along the yield curve. The Company limits purchases in the municipal bonds, collateralized loan obligations and corporate sectors to investment grade or better rating prior to purchase. Furthermore, the Company limits its exposure to position parameters and will review the impact on the portfolio from periodic issuer disclosures, as well as developing market trends.
There were no write-downs for other-than-temporary impairments of the Company’s securities during the year ended December 31, 2018. The Company held $882.3 million in securities that are in an unrealized loss position at December 31, 2018. $314.2 million of this total had been in an unrealized loss position for less than twelve months with the remaining $568.1 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell the securities in an unrealized loss position, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 5, “Securities” in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
The composition and maturities of the Company’s debt securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State agency and municipal obligations as well as common and preferred stock yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below:

Investment Maturity Schedule

	At December 31, 2018
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield	Fair Value	Weighted- Average Yield
	(Dollars in thousands)
Available for Sale
Debt Securities:
Government-sponsored residential mortgage-backed securities	$—	—%	$—	—%	$—	—%	$204,098	3.04%	$204,098	3.04%
Government-sponsored residential collateralized debt obligations	—	—	—	—	—	—	170,719	2.99	170,719	2.99
Government-sponsored commercial mortgage-backed securities	—	—	2,644	2.24	10,485	2.52	14,549	3.06	27,678	2.78
Government-sponsored commercial collateralized debt obligations	—	—	—	—	3,504	2.66	144,722	2.67	148,226	2.67
Asset-backed securities	—	—	—	—	38,646	5.49	61,849	6.94	100,495	4.54
Corporate debt securities	—	—	8,941	4.21	74,289	3.74	—	—	83,230	3.79
Obligations for state and political subdivisions	—	—	4,679	2.79	10,526	3.48	223,696	4.00	238,901	3.96
Total debt securities	$—	—%	$16,264	3.48%	$137,450	4.09%	$819,633	3.29%	$973,347	3.41%
The Company has the ability to use the investment portfolio, as well as interest-rate derivatives within internal policy guidelines, to hedge and manage interest-rate risk as part of its asset/liability strategy. See Note 12, “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.
Bank-Owned Life Insurance (“BOLI”)
BOLI was $193.4 million and $148.3 million at December 31, 2018 and 2017, respectively. At the end of 2017, the Company surrendered $33.1 million of under-performing BOLI policies and subsequently invested $30.0 million into higher yielding policies in January 2018. Additionally, in December 2018, the Company purchased an additional $10.0 million of BOLI policies. The Company expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an income-earning asset on the Consolidated Statements of Condition that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, quarterly credit reviews are completed on all carriers. BOLI is invested in the “general account” and “hybrid account” of quality insurance companies, as well as a “separate account” managed by a third party. Of the general account carriers, all were rated “A-” or better by at least one nationally recognized statistical rating organization at December 31, 2018. BOLI is included on the Consolidated Statements of Condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the Consolidated Statements of Net Income.
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

Loan Portfolio Analysis
The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

	At December 31,
	2018		2017		2016		2015			2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount		Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$443,398	7.8%	$445,820	8.3%	$416,718	8.5%	$322,084		7.0%	$399,935	10.3%
Investor non-owner occupied	1,911,070	33.8	1,854,459	34.7	1,705,319	34.8	1,673,248		36.3	1,279,001	32.8
Commercial construction	87,493	1.5	78,083	1.5	98,794	2.0	129,922		2.8	172,585	4.4
Total commercial real estate loans	2,441,961	43.1	2,378,362	44.5	2,220,831	45.3	2,125,254		46.1	1,851,521	47.5

Commercial business loans	886,770	15.7	840,312	15.7	724,557	14.8	603,332		13.1	613,596	15.7

Consumer loans:
Residential real estate	1,313,373	23.2	1,204,401	22.6	1,156,227	23.6	1,179,915		25.6	1,076,098	27.6
Home equity	583,454	10.3	583,180	10.9	536,772	11.0	431,282		9.3	337,641	8.7
Residential construction	20,632	0.4	40,947	0.8	53,934	1.1	41,084		0.9	13,258	0.4
Other consumer	410,249	7.3	292,781	5.5	209,393	4.2	233,064		5.0	5,752	0.1
Total consumer loans	2,327,708	41.2	2,121,309	39.8	1,956,326	39.9	1,885,345		40.8	1,432,749	36.8

Total loans	5,656,439	100.0%	5,339,983	100.0%	4,901,714	100.0%	4,613,931		100.0%	3,897,866	100.0%
Net deferred loan costs and premiums	17,786		14,794		11,636		7,018	—		4,006
Allowance for loan losses	(51,636)		(47,099)		(42,798)		(33,887)	—		(24,809)
Loans, net	$5,622,589		$5,307,678		$4,870,552		$4,587,062			$3,877,063
As shown above, at December 31, 2018 gross loans were $5.66 billion, an increase $316.5 million, or 5.9%, from December 31, 2017. The Company experienced increases in most major loan categories due to organic loan growth and loan portfolio purchases that occurred during 2018.
Total commercial real estate loans represented the largest concentration of our loan portfolio at 43.1% of total loans at December 31, 2018, and increased $63.6 million, or 2.7%, to $2.44 billion from December 31, 2017, reflecting increased production from the Company’s expanded commercial banking division. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of December 31, 2018, comprising 33.8% of total loans and OOCRE represents 7.8% of the portfolio. The Company plans to increase the relative level of commercial business loans to generate more favorable risk-adjusted returns, as well as grow low cost deposits to preserve and enhance net interest margin. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $87.5 million at December 31, 2018, approximately $25.7 million of which is residential use and $61.8 million is commercial use, compared to total commercial real estate construction loans of $78.1 million at December 31, 2017, $25.9 million of which was residential use and $52.2 million was commercial use. The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type.
Residential real estate loans continue to represent a significant segment of the Company’s loan portfolio as of December 31, 2018, comprising 23.2% of total loans, an increase of $109.0 million from December 31, 2017. The Company had originations of both adjustable and fixed rate mortgages of $506.7 million during the year, reflecting both refinancing activity and loans for new home purchases, and sold loans totaling $407.6 million in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15 and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.

Residential real estate construction loans totaled $20.6 million at December 31, 2018 compared to $40.9 million at December 31, 2017. Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion.
Commercial business loans increased $46.5 million to $886.8 million at December 31, 2018 from $840.3 million at December 31, 2017. The commercial division continues to experience momentum in origination activity and has a strong loan pipeline. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on is franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition, and expansion needs. The Company typically offers term loans with maturities between three to eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At December 31, 2018 the home equity portfolio totaled $583.5 million compared to $583.2 million at December 31, 2017. During the year ended December 31, 2018, the Company purchased four HELOC portfolios totaling $82.5 million, compared to portfolios purchased totaling $105.2 million for the year ended December 31, 2017. The total principal balance of the HELOC purchased portfolios outstanding at December 31, 2018 and 2017 was $249.3 million and $246.5 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company may continue purchasing HELOCs throughout 2019 to maintain its existing exposure.
Other consumer loans totaled $410.2 million, or 7.3%, of our total loan portfolio at December 31, 2018. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At December 31, 2018 and 2017, $95.5 million and $130.9 million was outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan seeks to marginally increase the level of consumer loans throughout 2019, given these loan types have favorable rate characteristics that will positively impact the net interest margin along with significant granularity and credit metrics that fit within the superior credit quality of its existing portfolio.
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

Loan Maturity Schedule
The following table sets forth the loan maturity schedule at December 31, 2018:

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Owner-occupied CRE	$6,274	$114,270	$322,854	$443,398
Investor CRE	119,702	1,062,435	728,933	1,911,070
Construction	15,406	23,970	68,749	108,125
Commercial business loans	141,402	528,861	216,507	886,770
Residential real estate	2,839	38,210	1,272,324	1,313,373
Home equity	7,540	39,347	536,567	583,454
Other consumer	5,274	72,157	332,818	410,249
Total	$298,437	$1,879,250	$3,478,752	$5,656,439
Loans Contractually Due Subsequent to December 31, 2019
The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2018 that are contractually due after December 31, 2019:

	Due after December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Owner-occupied CRE	$111,913	$325,211	$437,124
Investor CRE	749,350	1,042,018	1,791,368
Construction	25,227	67,492	92,719
Commercial business loans	241,968	503,400	745,368
Residential real estate	815,443	495,091	1,310,534
Home equity	46,606	529,308	575,914
Other consumer	304,982	99,993	404,975
Total	$2,295,489	$3,062,513	$5,358,002
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
Asset Quality Ratios
The following table details asset quality ratios for the following periods:

	At or For the Year Ended December 31, 2018	At or For the Year Ended December 31, 2017
Non-performing loans as a percentage of total loans	0.54%	0.59%
Non-performing assets as a percentage of total assets	0.44%	0.48%
Net charge-offs as a percentage of average loans	0.08%	0.10%
Allowance for loan losses as a percentage of total loans	0.91%	0.88%
Allowance for loan losses to non-performing loans	168.32%	148.76%

Non-performing Assets
Generally loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured in a troubled debt restructuring, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause loans to be placed in the 90 days and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of December 31, 2018 and December 31, 2017, loans totaling $3.5 million and $953,000, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At December 31, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$2,450	7.6%	$1,664	4.9%
Investor commercial real estate	1,131	3.5	1,821	5.4
Construction	199	0.6	1,398	4.1
Commercial business loans	944	2.9	1,477	4.4
Residential real estate	13,217	41.3	11,824	35.0
Home equity	4,735	14.8	4,968	14.7
Other consumer	1,030	3.2	35	0.1
Total non-accrual loans excluding TDRs	23,706	73.9	23,187	68.6
Troubled debt restructurings - non-accruing	6,971	21.8	8,475	25.0
Total non-performing loans	30,677	95.7	31,662	93.6
Other real estate owned	1,389	4.3	2,154	6.4
Total non-performing assets	$32,066	100.0%	$33,816	100.0%
Total non-performing loans to total loans	0.54%		0.59%
Total non-performing assets to total assets	0.44%		0.48%
As displayed in the above table, non-performing assets at December 31, 2018 decreased $1.8 million to $32.1 million compared to $33.8 million at December 31, 2017. Total non-accrual loans increased $519,000, reflecting increases in owner-occupied commercial real estate, residential real estate, and other consumer non-accrual loans, offset by a decrease of $1.5 million in non-accruing TDR loans, as compared to the previous year.
At December 31, 2018, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) increased $96,000 compared to December 31, 2017, with owner-occupied commercial real estate loans increasing $786,000, offset by a decrease in investor non-owner occupied commercial real estate loans of $690,000 as compared to the prior year. The increase in owner-occupied commercial real estate non-accrual loans was due to an increased level of loans with higher loan balances as compared to the previous year. The decrease in investor non-owner occupied commercial real estate loans was due to several smaller investment real estate loans which paid off or had reductions in balances during the year. Non-accrual construction loans decreased $1.2 million, primarily reflecting one commercial relationship for residential subdivisions. At December 31, 2017, non-accrual construction loans consisted of two commercial relationships and totaled $1.4 million.
Other consumer non-accrual loans increased $995,000 to $1.0 million at December 31, 2018. This increase is concentrated in three non-accruing marine loans, attributed to payments due in excess of 90 days, resulting in the loans being classified as non-accrual.
Commercial business non-accrual loans decreased $533,000 to $944,000 at December 31, 2018, reflecting decreases due to paid off smaller commercial business loans from the previous year ended December 31, 2017.
Residential real estate non-accrual loans increased $1.4 million, while home equity non-accrual loans decreased $233,000 as compared to the year ended December 31, 2017. The increase in the residential category reflects, in part, a larger loan that came on non-accrual status during 2018. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections, and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans.
Non-accruing TDR loans decreased by $1.5 million since December 31, 2017, primarily due to a decrease of $2.0 million in commercial business TDR loans, and to a lesser extent, a decrease of $146,000 in other consumer TDR loans, offset by an increase of $715,000 in construction non-accruing TDR loans. The decrease in commercial business TDR loans is primarily related to the principal reduction on one relationship.
If non-accrual loans had been performing in accordance with their original terms, the Company would have recorded $1.6 million, $1.8 million and $1.3 million in additional interest income during the years ended December 31, 2018, 2017 and 2016, respectively.
Troubled Debt Restructuring
Loans are considered restructured in a TDR when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.
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
The following tables provide detail of TDR balances and activity for the periods presented:

	At December 31,
	2018	2017
	(In thousands)
Recorded investment in TDRs
Accrual status	$15,208	$14,249
Non-accrual status	6,971	8,475
Total recorded investment	$22,179	$22,724
Accruing TDRs performing under modified terms more than one year	$12,609	$7,783
TDR allocated reserves included in the balance of allowance for loan losses	213	520
Additional funds committed to borrowers in TDR status	7	29
The decrease in TDRs of $545,000 primarily reflects $7.3 million in pay-offs and $1.4 million in partial or full charge offs, partially offset by $8.2 million in new TDR loans. Overall, the addition of several larger commercial business relationships, as well as smaller residential loans during the year, were offset by payoffs or partial charge offs on other commercial business relationships throughout the year.

Troubled Debt Restructuring By Loan Type
The following tables provide detail of TDR by type for the periods indicated:

	At December 31,
	2018	2017
	(In thousands)
Owner-occupied CRE	$584	$636
Investor CRE	5,764	6,594
Construction	849	875
Commercial business loans	4,275	4,204
Residential real estate	6,896	6,477
Home equity	3,523	3,578
Other consumer	288	360
Total	$22,179	$22,724
Troubled Debt Restructuring Activity
The following tables provide detail of TDR activity during the periods indicated:

	Years Ended December 31,
	2018	2017
	(In thousands)
TDRs, beginning of period	$22,724	$23,352
Current year modifications	8,154	9,594
Paydowns/draws on existing TDRs, net	(7,349)	(9,466)
Charge-offs post modification	(1,350)	(756)
TDRs, end of period	$22,179	$22,724

Delinquent Loans
The following table presents an age analysis of past due loans at December 31, 2018 and 2017:

	Delinquent Loans
	30-89 Days		90 Days and Over		Total
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
At December 31, 2018
Owner-occupied CRE	$1,752	3.5%	$352	0.7%	$2,104	4.2%
Investor CRE	1,397	2.8	546	1.1	1,943	3.9
Construction	331	0.7	913	1.8	1,244	2.5
Commercial business loans	7,037	13.9	2,803	5.5	9,840	19.4
Residential real estate	16,430	32.5	9,448	18.7	25,878	51.2
Home equity	2,277	4.5	4,349	8.6	6,626	13.1
Other consumer	1,482	2.9	1,393	2.8	2,875	5.7
Total	$30,706	60.8%	$19,804	39.2%	$50,510	100.0%

At December 31, 2017
Owner-occupied CRE	$1,650	5.5%	$1,297	4.3%	$2,947	9.8%
Investor CRE	941	3.1	1,212	4.0	2,153	7.1
Construction	—	—	1,398	4.6	1,398	4.6
Commercial business loans	4,534	15.0	1,219	4.0	5,753	19.0
Residential real estate	5,484	18.3	5,633	18.8	11,117	37.1
Home equity	1,817	6.0	3,281	10.9	5,098	16.9
Other consumer	1,188	3.9	491	1.6	1,679	5.5
Total	$15,614	51.8%	$14,531	48.2%	$30,145	100.0%
At December 31, 2018 and 2017, loans reported as past due 90 days or more and still accruing totaled $3.5 million and $953,000, respectively. Loans reported as 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
As a percentage of total loans, loans between 30 and 90 days delinquent were 0.54% and 0.29% at December 31, 2018 and 2017, respectively. All non-performing loans have been updated with a current appraised value, and if necessary, a reduction to carrying value has been made.
Potential Problem Loans
The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are listed on the Company’s “watchlist” and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing loss are normally partially or fully charged off. In addition, the Company maintains a listing of “classified loans” consisting of Substandard and Doubtful loans which totaled $75.6 million at December 31, 2018 and which are generally transferred to the Special Assets or Collections area for enhanced monitoring.
The Company closely monitors the watchlist for signs of deterioration to mitigate the growth in non-accrual loans. At December 31, 2018, watchlist loans, inclusive of the “classified loans”, totaled $132.8 million, of which $90.3 million are not considered impaired. See the section titled Classified Assets in Part I, Item 1. Business found elsewhere in this report for further discussion on classification of potential problem loans.
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
Management considers the adequacy of the allowance for loan losses a critical accounting estimate. The adequacy of the allowance for loan losses is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the allowance for loan losses is adequate as of December 31, 2018, actual results may prove different and the differences could be significant.
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
The Company had a loan loss allowance of $51.6 million, or 0.91%, of total loans at December 31, 2018 as compared to a loan loss allowance of $47.1 million, or 0.88%, of total loans at December 31, 2017. The increase in the ratio from December 31, 2017 primarily reflects current year loan growth and the movement of loans from the acquired portfolio to the covered portfolio when there is subsequent deterioration of credit quality. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. There are three components for the allowance for loan loss calculation:
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
When a loan is determined to be impaired, the Company makes a determination if the repayment of the obligation is collateral dependent. As a majority of impaired loans are collateralized by real estate, appraisals on the underlying value of the property securing the obligation are utilized in determining the specific impairment amount that is allocated to the loan as a component of the allowance calculation. If the loan is collateral dependent, an updated appraisal is obtained within a short period of time from the date the loan is determined to be impaired; typically no longer than 30 days for a residential property and 90 days for a commercial real estate property. The appraisal and the appraised value are reviewed for adequacy and then further discounted for estimated disposition costs and the period of time until resolution, in order to determine the impairment amount. The Company updates the appraised value at least annually and on a more frequent basis if current market factors indicate a potential change in valuation. For loans that are not collateral dependent, the discounted cash flows method shall be utilized when expected future cash flows are considered reasonable and supportable and the loan is not dependent upon the sale or income generated from the underlying collateral. All available evidence and the likelihood of possible outcomes are considered in developing and determining the best estimate of the future cash flows. The Company calculates the present value amount based on an estimate of the expected future cash flows of the impaired loan, discounted at the loan’s effective interest rate. Other considerations include estimated costs to sell, on a discounted basis, in the measure of impairment only if such costs are expected to reduce the cash flows available to repay or satisfy the loan. The evaluation takes place at the date that impairment was initially recognized, as well as at each subsequent reporting period.
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
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the allowance for loan loss at December 31, 2018 amounted to $2.0 million, an increase of $235,000 compared to December 31, 2017.
See Note 6, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a table providing the activity in the Company’s allowance for loan losses for the years ended December 31, 2018 and 2017, by loan segment.

Schedule of Allowance for Loan Losses
The following table sets forth activity in the allowance for loan losses for the years indicated:

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$47,099	$42,798	$33,887	$24,809	$19,183
Provision for loan losses	8,914	9,396	13,437	13,005	9,496
Charge-offs:
Owner-occupied CRE	—	(103)	(169)	(181)	—
Investor CRE	(81)	(735)	(1,207)	(837)	(750)
Construction	(21)	(507)	—	(466)	—
Commercial business loans	(1,653)	(1,984)	(1,018)	(2,513)	(1,406)
Residential real estate	(547)	(736)	(1,043)	(744)	(1,557)
Home equity	(628)	(779)	(742)	(427)	(337)
Other consumer	(2,967)	(1,840)	(1,710)	(324)	(139)
Total charge-offs	(5,897)	(6,684)	(5,889)	(5,492)	(4,189)
Recoveries:
Owner-occupied CRE	87	32	56	—	—
Investor CRE	73	159	411	342	—
Construction	—	—	3	—	—
Commercial business loans	561	874	557	839	97
Residential real estate	92	148	74	279	175
Home equity	183	94	113	2	—
Other consumer	524	282	149	103	47
Total recoveries	1,520	1,589	1,363	1,565	319
Net charge-offs	(4,377)	(5,095)	(4,526)	(3,927)	(3,870)
Balance at end of year	$51,636	$47,099	$42,798	$33,887	$24,809
Ratios:
Allowance for loan losses to non-performing loans at end of year	168.32%	148.76%	125.64%	89.64%	76.67%
Allowance for loan losses to total loans outstanding at end of year	0.91%	0.88%	0.87%	0.73%	0.64%
Net charge-offs to average loans outstanding	0.08%	0.10%	0.10%	0.10%	0.12%
The allowance for loan losses at December 31, 2018 increased $4.5 million to $51.6 million as compared to the December 31, 2017 year-end balance of $47.1 million. The Company provided $8.9 million of allowance for loan loss provisions in 2018. The Company recorded total loan charge-offs of $5.9 million and recorded $1.5 million of loan recoveries from previously charged-off loans. Net charge-offs for 2018 were $4.4 million, a decrease of $718,000 as compared to 2017 net charge-offs. Management believes the allowance for loan losses at December 31, 2018 is sufficient to provide for probable losses inherent within the loan portfolio.
At December 31, 2018, the allowance for loan losses was 0.91% of the total loan portfolio and 168.32% of total non-performing loans. This compares to an allowance of 0.88% of total loans and 148.76% of total non-performing loans at December 31, 2017. The increase in the ratio from December 31, 2017 primarily reflects the increase in the covered loan portfolio, including a reserve established for purchased loans which have demonstrated deterioration since acquisition. The portfolio purchases have no corresponding carryover of the allowance for loan losses.

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

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$4,459	8.6%	7.8%	$3,754	8.0%	8.3%	$3,765	8.8%	8.5%
Investor CRE	17,011	33.0	33.8	15,916	33.8	34.7	14,869	34.7	34.8
Construction	1,653	3.2	1.9	1,601	3.4	2.3	1,913	4.5	3.1
Commercial business	10,961	21.2	15.7	10,608	22.5	15.7	8,730	20.4	14.8
Residential real estate	7,971	15.5	23.2	7,694	16.3	22.6	7,854	18.4	23.6
Home equity	3,220	6.2	10.3	3,258	6.9	10.9	2,858	6.7	11.0
Other consumer	4,381	8.5	7.3	2,523	5.4	5.5	1,353	3.2	4.2
Unallocated allowance	1,980	3.8	—	1,745	3.7	—	1,456	3.3	—
Total allowance for loan losses	$51,636	100.0%	100.0%	$47,099	100.0%	100.0%	$42,798	100.0%	100.0%

	At December 31,
	2015			2014
	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans	Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans in Category of Total Loans
	(Dollars in thousands)
Owner-occupied CRE	$2,174	6.4%	7.0%	$1,281	5.2%	10.3%
Investor CRE	12,859	37.9	36.3	8,137	32.8	32.8
Construction	1,895	5.6	3.7	1,470	5.9	4.8
Commercial business	5,827	17.2	13.1	5,808	23.4	15.7
Residential real estate	7,801	23.0	25.6	5,998	24.2	27.6
Home equity	2,391	7.1	9.3	1,929	7.8	8.7
Other consumer	146	0.4	5.0	75	0.3	0.1
Unallocated allowance	794	2.4	—	111	0.4	—
Total allowance for loan losses	$33,887	100.0%	100.0%	$24,809	100.0%	100.0%
The level of allowance for loan loss assigned to each loan category reflects management’s evaluation at December 31, 2018 of credit risks, loss experience, present economic conditions, unidentified losses and other factors that may be inherent in the loan portfolio.
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
Deposits
The Company offers a wide variety of deposit products to consumer, business and municipal customers. Deposit customers can access their accounts in a variety of ways including branch banking, ATMs, online banking, mobile banking and telephone banking. Effective advertising, direct mail, well-designed product offerings, customer service and competitive pricing policies have been successful in attracting and retaining deposits. A key strategic objective is to grow the base of checking customers by retaining existing relationships while attracting new customers.
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
Total deposits amounted to $5.67 billion at December 31, 2018, an increase of $472.4 million from December 31, 2017. Core deposits increased $484.8 million, or 14.2%, from prior year end reflecting the Company’s continued strategy to increase core deposits while continuing to build core relationships. This strategy included promoting commercial deposit and cash management deposit products, and competitive term deposits and money market accounts in response to the competition within our marketplace. The increase in deposits was also positively impacted by the Webster Bank deposit acquisition of $109.4 million, which occurred in the fourth quarter of 2018.
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $432.5 million at December 31, 2018, an increase of $43.4 million from December 31, 2017.
Time deposits included brokered certificates of deposit of $179.6 million and $259.1 million at December 31, 2018 and 2017, respectively. The Company utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $1.60 billion at December 31, 2018.
The following table presents information concerning average balances and weighted average interest rates on the Company’s deposits accounts for the years indicated:

	At December 31,
	2018			2017			2016
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing:
Demand accounts	$742,990	13.81%	0.00%	$695,713	14.03%	0.00%	$657,842	14.47%	0.00%
Interest-bearing:
NOW accounts	830,982	15.45	1.11	609,714	12.30	0.58	408,955	9.00	0.19
Regular savings	509,316	9.47	0.06	529,006	10.67	0.06	527,544	11.60	0.06
Money market accounts	1,546,327	28.75	1.29	1,392,432	28.08	0.70	1,146,227	25.21	0.50
Time deposits	1,748,873	32.52	1.62	1,731,434	34.92	1.15	1,805,623	39.72	1.04
Total interest-bearing deposits	4,635,498	86.19	1.25%	4,262,586	85.97	0.79%	3,888,349	85.53	0.66%
Total average deposits	$5,378,488	100.00%		$4,958,299	100.00%		$4,546,191	100.00%
Time Deposit Maturities of $250,000 or More
As of December 31, 2018, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was $570.9 million. The following table sets forth the maturity of those time deposits as of December 31, 2018:

At December 31, 2018
(In thousands)
Three months or less	$135,495
Over three months through six months	99,097
Over six months through one year	103,246
Over one year through three years	231,673
Over three years	1,419
Total	$570,930

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
The following table presents borrowings by category as of the dates indicated:

	At December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
FHLBB advances (1)	$797,271	$1,046,458	$(249,187)	(23.8)%
Subordinated debt (2)	80,201	79,956	245	0.3
Wholesale repurchase agreements	10,000	20,000	(10,000)	(50.0)
Customer repurchase agreements	8,361	14,591	(6,230)	(42.7)
Other	3,793	4,049	(256)	(6.3)
Total borrowings	$899,626	$1,165,054	$(265,428)	(22.8)%

(1)	FHLBB advances include $183,000 and $504,000 of purchase accounting discounts at December 31, 2018 and 2017, respectively.

(2)
Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.8 million and $1.9 million, and $75.0 million of Subordinated Notes, net of associated deferred costs of $727,000 and $853,000 million at December 31, 2018 and 2017, respectively.

United Bank is a member of the Federal Home Loan Bank System, which consists of twelve district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. Members are required to own capital stock in the FHLBB in order for the Bank to access advances and borrowings which are collateralized by certain home mortgages, commercial mortgages or securities of the U.S. Government and its agencies. The capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLBB.
Total FHLBB advances decreased $248.9 million to $797.1 million at December 31, 2018, exclusive of the purchase accounting mark adjustment on the advances, compared to $1.05 billion at December 31, 2017. The decrease in FHLBB advances is a result of the Webster branch acquisition and retail CD deposit growth. At December 31, 2018, $672.1 million of the Company’s $797.1 million outstanding FHLBB advances were at fixed coupons ranging from 1.39% to 3.35%, with an average cost of 1.58%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the three-month LIBOR and adjust quarterly. FHLBB borrowings represented 10.8% and 14.7% of assets at December 31, 2018 and 2017, respectively.
Borrowings under wholesale purchase agreements totaled $10.0 million and $20.0 million at December 31, 2018 and 2017, respectively. The outstanding borrowings consisted of one individual agreement with a remaining term of one year or less and a cost of 2.44% at December 31, 2018. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $8.4 million and $14.6 million at December 31, 2018 and 2017, respectively.
Subordinated debentures totaled $80.2 million and $80.0 million at December 31, 2018 and 2017, respectively.
Advances payable to the FHLBB include short-term advances with maturity dates of one year or less. The following table summarizes certain information concerning short-term FHLBB advances at and for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at end of period	$585,000	$418,000	$510,000
Average amount outstanding during the period	483,417	424,333	465,000
Maximum amount outstanding at any month-end	585,000	489,000	560,000
Weighted-average interest rate during the period	2.11%	1.20%	0.63%
Weighted-average interest rate at end of period	2.64%	1.61%	0.79%

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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2018, $98.0 million of the Company’s assets were invested in cash and cash equivalents compared to $88.7 million at December 31, 2017. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At December 31, 2018, the Company had $797.1 million in advances from the FHLBB and an additional available borrowing limit of $532.6 million based on collateral requirements of the FHLBB inclusive of an available line of credit. In addition, the Company has relationships with brokered sweep deposit providers with outstanding balances of $432.5 million at December 31, 2018. Internal policies limit wholesale borrowings to 40% of total assets, or $2.94 billion, at December 31, 2018. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $140.0 million at December 31, 2018. No federal funds purchased were outstanding at December 31, 2018.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of December 31, 2018, the Company had pledged 24 commercial loans, with outstanding balances totaling $169.0 million. Based on the amount of pledged collateral, the Company had available liquidity of $132.7 million.
At December 31, 2018, the Company had outstanding commitments to originate loans of $140.9 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit and unused checking overdraft lines of credit of $1.13 billion. At December 31, 2018, time deposits scheduled to mature in less than one year totaled $1.03 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and proceeds received from the Company’s issuance of $75.0 million of Subordinated Notes in September 2014. In 2018 and 2017, the Bank paid $16.0 million and $24.0 million, respectively, to the Company in dividends. The main uses of liquidity are payments of dividends to common stockholders, repurchases of United Financial’s common stock and corporate operating expenses. There are certain restrictions on the payment of dividends by the Bank as discussed in the Supervision and Regulation section of “Item 1 - Business” found elsewhere in this report. See Note 16, “Regulatory Matters” for further information on dividend restrictions.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2018, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 16, “Regulatory Matters” in the Notes to the Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
The following tables present information indicating various contractual obligations and commitments made by the Company as of December 31, 2018 and the respective payment dates:

	Contractual Obligations
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank advances (1)	$797,088	$785,000	$8,000	$2,557	$1,531
Interest expense payable on Federal Home Loan Bank advances	20,269	19,978	187	64	40
Leases (2)	77,427	7,148	15,240	13,032	42,007
Subordinated Notes (3)	82,732	—	—	—	82,732
Interest expense payable on Subordinated Notes	31,057	4,676	9,353	9,352	7,676
Core service provider (4)	23,460	5,061	9,199	9,200	—
Other (5)	1,642	141	312	302	887
Total Contractual Obligations	$1,033,675	$822,004	$42,291	$34,507	$134,873

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.

(2)	Represents non-cancelable capital and operating leases for offices and office equipment.

(3)
Consists of $7.7 million of acquired junior subordinated debt maturing March 2036. Interest expense on the junior subordinated debt is calculated using the 3-month LIBOR rate as of December 31, 2018. Also included in the subordinated debt are $75.0 million in Subordinated Notes due October 2024.

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

The following tables present information indicating various commercial commitments made by the Company as of December 31, 2018 and the respective payment dates:

	Other Commitments
	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments(1)	$114,767	$114,767	$—	$—	$—
Commercial business loan commitments(1)	26,108	26,108	—	—	—
Undisbursed commercial lines of credit	515,193	230,073	127,456	23,474	134,190
Undisbursed home equity lines of credit(2)	453,634	105	4,397	26,708	422,424
Undisbursed construction loans	122,838	24,451	49,496	597	48,294
Standby letters of credit	13,252	11,821	1,431	—	—
Unused checking overdraft lines of credit(3)	2,322	—	—	—	2,322
Unused credit card lines	21,331	21,331	—	—	—
Total Other Commitments	$1,269,445	$428,656	$182,780	$50,779	$607,230

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
Other Off-Balance Sheet Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $51.5 million at December 31, 2018 and is included in other assets on the Consolidated Statement of Condition. At December 31, 2018, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of approximately $4.0 million, which constitutes our maximum potential obligation to these partnerships.
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
Quantitative Analysis:
Income Simulation:     Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remains constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2018 and 2017 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, Management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the 12-month period, Management includes a 150 basis point ramp simulation, which assumes that interest rates increase by 25 basis points every other month. To highlight the net interest income of a falling rate environment, Management includes a 50 basis point parallel decrease in rates.

	December 31, 2018	December 31, 2017
	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months	Percentage Increase (Decrease) in Estimated Net Interest Income Over 12 Months
300 basis point increase in rates	0.45%	(0.01)%
150 basis point ramp in rates	5.34%	5.06%
50 basis point decrease in rates	(4.34)%	(4.09)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At December 31, 2018, income at risk (i.e., the change in net interest income) increased 0.45% and decreased 4.34% based on a 300 basis point average increase or a 50 basis point average decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 5.34% over the 12-month simulation horizon. Because of the asset-sensitivity of our balance sheet, income is projected to increase if rates rise on a slow and gradual basis. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Wolf & Company, P.C., an independent registered public accounting firm.

/s/ William H.W. Crawford, IV	/s/ Eric R. Newell

William H.W. Crawford, IV	Eric R. Newell
Chief Executive Officer & President	Executive Vice President, Chief Financial
Officer and Treasurer
Date: February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
of United Financial Bancorp, Inc.

Opinion on Internal Control over Financial Reporting
We have audited United Financial Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Consolidated Financial Statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and the Board of Directors of
United Financial Bancorp, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Condition of United Financial Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Boston, Massachusetts
February 28, 2019

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition

	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,434	$56,661
Short-term investments	61,530	32,007
Total cash and cash equivalents	97,964	88,668
Available for sale securities-at fair value	973,347	1,050,787
Held to maturity securities-at amortized cost	—	13,598
Loans held for sale	78,788	114,073
Loans receivable (net of allowance for loan losses of $51,636 in 2018 and $47,099 in 2017)	5,622,589	5,307,678
Federal Home Loan Bank stock, at cost	41,407	50,194
Accrued interest receivable	24,823	22,332
Deferred tax asset-net	32,706	25,656
Premises and equipment-net	68,657	67,508
Goodwill	116,769	115,281
Core deposit intangible	6,027	4,491
Cash surrender value of bank-owned life insurance	193,429	148,300
Other assets	100,368	105,593
Total assets	$7,356,874	$7,114,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$799,785	$778,576
Interest-bearing	4,870,814	4,419,645
Total deposits	5,670,599	5,198,221
Mortgagors’ and investors’ escrow accounts	4,685	7,545
Advances from the Federal Home Loan Bank	797,271	1,046,458
Other borrowings	102,355	118,596
Accrued expenses and other liabilities	69,446	50,011
Total liabilities	6,644,356	6,420,831
Commitments and contingencies (notes 6 and 19)
Stockholders’ equity:
Preferred stock (no par value; 2,000,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 120,000,000 shares authorized; 51,104,783 and 51,044,752 shares issued and outstanding at December 31, 2018 and 2017, respectively)	539,476	537,576
Additional paid-in capital	1,933	4,713
Unearned compensation — ESOP	(5,238)	(5,466)
Retained earnings	206,761	168,345
Accumulated other comprehensive loss, net of tax	(30,414)	(11,840)
Total stockholders’ equity	712,518	693,328
Total liabilities and stockholders’ equity	$7,356,874	$7,114,159
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Net Income

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except share data)
Interest and dividend income:
Loans	$237,026	$200,734	$179,819
Securities-taxable interest	22,994	22,550	19,678
Securities-non-taxable interest	9,469	9,679	8,392
Securities-dividends	2,823	2,902	3,920
Interest-bearing deposits	726	389	343
Total interest and dividend income	273,038	236,254	212,152
Interest expense:
Deposits	57,841	33,565	25,576
Borrowed funds	23,682	18,447	15,477
Total interest expense	81,523	52,012	41,053
Net interest income	191,515	184,242	171,099
Provision for loan losses	8,914	9,396	13,437
Net interest income after provision for loan losses	182,601	174,846	157,662
Non-interest income:
Service charges and fees	26,771	25,374	21,014
Income from mortgage banking activities	4,759	5,539	8,227
Bank-owned life insurance income	6,294	5,462	3,394
Gain on sales of securities, net	145	782	1,961
Net loss on limited partnership investments	(2,176)	(3,023)	(3,995)
Other income	904	431	238
Total non-interest income	36,697	34,565	30,839
Non-interest expense:
Salaries and employee benefits	91,295	80,061	75,384
Occupancy and equipment	20,488	16,902	14,986
Service bureau fees	8,901	9,263	8,741
Professional fees	4,418	4,305	3,917
Marketing and promotions	4,101	4,047	3,049
FDIC insurance assessments	2,740	3,076	3,573
Core deposit intangible amortization	1,350	1,411	1,604
FHLBB prepayment penalties	—	—	1,454
Other	24,474	23,685	22,020
Total non-interest expense	157,767	142,750	134,728
Income before income taxes	61,531	66,661	53,773
Provision for income taxes	1,625	12,043	4,112
Net income	$59,906	$54,618	$49,661

Net income per share:
Basic	$1.18	$1.09	$1.00
Diluted	$1.17	$1.07	$0.99

Weighted-average shares outstanding:
Basic	50,555,212	50,283,071	49,731,149
Diluted	51,012,239	50,922,652	50,089,030
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$59,906	$54,618	$49,661
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains	(22,207)	4,731	(5,063)
Reclassification adjustment for gains realized in income (1)	(145)	(782)	(1,961)
Net unrealized (losses) gains	(22,352)	3,949	(7,024)
Tax effect - benefit (expense)	5,107	(1,416)	2,529
Net-of-tax amount - securities available for sale	(17,245)	2,533	(4,495)
Interest rate swaps designated as cash flow hedges:
Unrealized gains (losses)	1,516	(313)	(1,472)
Reclassification adjustment for losses recognized in interest expense (2)	613	1,487	2,362
Net unrealized gains	2,129	1,174	890
Tax effect - expense	(470)	(423)	(321)
Net-of-tax amount - interest rate swaps	1,659	751	569
Pension and Other Post-retirement plans:
Losses arising during the period	(783)	(220)	(1,358)
Reclassification adjustment for prior service costs recognized in net periodic benefit cost (3)	7	7	7
Reclassification adjustment for losses recognized in net periodic benefit cost (4)	493	571	495
Net change in (losses) gains and prior service costs	(283)	358	(856)
Tax effect - benefit (expense)	62	(129)	308
Net-of-tax amount - pension and other post-retirement plans	(221)	229	(548)
Total other comprehensive (loss) income	(15,807)	3,513	(4,474)
Comprehensive income	$44,099	$58,131	$45,187

(1)
Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $32, $282 and $707, respectively.

(2)
Amounts are included in interest expense on borrowed funds in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $135, $536 and $851, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $2, $3, and $3, respectively.

(4)
Amounts are included in salaries and employee benefits expense in the Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $109, $206 and $178, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2015	49,941,428	$519,587	$10,722	$(5,922)	$112,013	$(10,879)	$625,521
Comprehensive income	—	—	—	—	49,661	(4,474)	45,187
Share-based compensation expense	—	—	2,252	—	—	—	2,252
ESOP shares released or committed to be released	—	—	80	228	—	—	308
Shares issued for stock options exercised	655,689	8,958	(2,683)	—	—	—	6,275
Shares issued for restricted stock grants	215,814	3,368	(3,368)	—	—	—	—
Cancellation of shares for tax withholding	(21,446)	—	(327)	—	—	—	(327)
Forfeited unvested restricted stock	(4,814)	(65)	65	—	—	—	—
Tax effects of share-based awards	—	—	486	—	—	—	486
Dividends declared ($0.48 per common share)	—	—	—	—	(23,836)	—	(23,836)
Balance at December 31, 2016	50,786,671	531,848	7,227	(5,694)	137,838	(15,353)	655,866
Comprehensive income	—	—	—	—	54,618	3,513	58,131
Common stock repurchased	(80,000)	(1,312)	—	—	—	—	(1,312)
Share-based compensation expense	—	—	2,699	—	—	—	2,699
ESOP shares released or committed to be released	—	—	172	228	—	—	400
Shares issued for stock options exercised	240,638	4,317	(1,857)	—	—	—	2,460
Shares issued for restricted stock grants	155,180	2,850	(2,850)	—	—	—	—
Shares issued for restricted stock grants	(9,242)	(127)	127	—	—	—	—
Cancellation of shares for tax withholding	(48,495)	—	(805)	—	—	—	(805)
Dividends declared ($0.48 per common share)	—	—	—	—	(24,111)	—	(24,111)
Balance at December 31, 2017	51,044,752	537,576	4,713	(5,466)	168,345	(11,840)	693,328
Adoption of ASU No. 2016-01 (see Note 5)	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02 (see Note 17)	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	59,906	(15,807)	44,099
Common stock repurchased	(333,900)	(5,157)	—	—	—	—	(5,157)
Share-based compensation expense	—	—	2,481	—	—	—	2,481
ESOP shares released or committed to be released	—	—	150	228	—	—	378
Shares issued for stock options exercised	250,828	4,211	(1,964)	—	—	—	2,247
Shares issued for restricted stock grants	199,830	3,173	(3,173)	—	—	—	—
Shares cancelled for restricted stock forfeitures	(19,363)	(327)	327	—	—	—	—
Cancellation of shares for tax withholding	(37,364)	—	(601)	—	—	—	(601)
Dividends declared ($0.48 per common share)	—	—	—	—	(24,257)	—	(24,257)
Balance at December 31, 2018	51,104,783	$539,476	$1,933	$(5,238)	$206,761	$(30,414)	$712,518

The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$59,906	$54,618	$49,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,914	9,396	13,437
Amortization of premiums and discounts on investments, net	4,033	4,066	5,410
Amortization of intangible assets and purchase accounting marks, net	1,911	1,292	(1,019)
Amortization of subordinated debt issuance costs	126	126	126
Share-based compensation expense	2,481	2,699	2,252
ESOP expense	378	400	308
Loss on extinguishment of debt	—	—	1,454
Tax effects of share-based awards	—	—	(486)
Gains on sales of securities, net	(145)	(782)	(1,961)
Net unrealized loss on marketable equity securities	62	—	—
Loans originated for sale	(372,286)	(384,195)	(422,183)
Principal balance of loans sold	407,571	332,639	369,802
Increase in mortgage servicing asset	(3,006)	(1,629)	(3,030)
Gain on sales of other real estate owned	(291)	(409)	(121)
Net change in mortgage banking fair value adjustment	1,501	(1,303)	139
Loss on disposal of equipment	68	365	178
Write-downs of other real estate owned	362	424	126
Depreciation and amortization of premises and equipment	8,370	5,919	5,516
Net loss on limited partnership investments	2,176	3,023	3,995
Deferred income tax (benefit) expense	(2,464)	12,338	(4,352)
Increase in cash surrender value of bank-owned life insurance	(5,859)	(4,656)	(3,324)
Income recognized from death benefit on bank-owned life insurance	(435)	(806)	(70)
Net change in:
Deferred loan fees and premiums	(2,992)	(3,158)	(4,618)
Accrued interest receivable	(2,491)	(3,561)	(3,031)
Other assets	(18,857)	(14,527)	(4,327)
Accrued expenses and other liabilities	19,157	866	(4,195)
Net cash provided by (used in) operating activities	108,190	13,145	(313)
Cash flows from investing activities:
Proceeds from sales of available for sale securities	59,761	315,339	268,162
Proceeds from calls and maturities of available for sale securities	41,235	102,289	27,076
Principal payments on available for sale securities	64,335	76,674	95,490
Principal payments on held to maturity securities	—	402	496
Purchases of available for sale securities	(100,774)	(501,803)	(385,386)
Redemption of FHLBB and other restricted stock	16,950	11,223	3,392
Purchase of FHLBB stock	(8,163)	(6,324)	(5,672)
Proceeds from sale of other real estate owned	2,792	2,569	2,158
Purchases of loans	(274,865)	(259,656)	(176,301)
Cash paid for acquisition net of cash acquired	(6,832)	—	—
Loan originations, net of principal repayments	(50,399)	(186,957)	(119,817)
Purchase of bank-owned life insurance	(40,000)	(10,000)	(40,000)
Proceeds from bank-owned life insurance death benefit	1,082	1,892	689
Surrender of bank-owned life insurance	—	33,075	—
Receivable of bank-owned life insurance	26,713	(26,713)	—
Proceeds from sales of equipment	—	1,039	686
Purchases of premises and equipment	(7,359)	(23,131)	(3,465)
Net cash used in investing activities	(275,524)	(470,082)	(332,492)

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Concluded)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in non-interest-bearing deposits	21,209	70,526	50,332
Net increase in interest-bearing deposits	451,370	417,251	225,103
Net decrease in mortgagors’ and investors’ escrow accounts	(2,860)	(5,809)	(172)
Net change in short-term FHLBB advances	(218,500)	(52,500)	41,800
Proceeds from long-term FHLBB advances	950	125,000	105,000
Repayments of long-term FHLBB borrowings and penalty	(1,317)	(1,520)	(10,989)
Prepayments of FHLBB Advances	—	—	(37,796)
Repayments of called FHLBB advances	(30,000)	(70,000)	—
Net decrease in other borrowings	(16,454)	(4,519)	(27,303)
Proceeds from exercise of stock options	2,247	2,460	6,275
Common stock repurchased	(5,157)	(1,312)	—
Cancellation of shares for tax withholding	(601)	(805)	(327)
Tax effects of share-based awards	—	—	486
Cash dividends paid on common stock	(24,257)	(24,111)	(23,836)
Net cash provided by financing activities	176,630	454,661	328,573
Net increase (decrease) in cash and cash equivalents	9,296	(2,276)	(4,232)
Cash and cash equivalents - beginning of year	88,668	90,944	95,176
Cash and cash equivalents - end of year	$97,964	$88,668	$90,944
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$80,305	$53,012	$43,709
Income taxes, net	1,835	4,574	3,655
Transfer of loans to other real estate owned	2,098	2,848	3,298
(Decrease) increase in due to broker, investment purchases	—	(6)	6
Acquisition of non-cash assets and liabilities:
Fair value of assets acquired	2,292	—	—
Fair value of liabilities assumed	109,380	—	—
The accompanying notes are an integral part of these consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Financial Statement Presentation
The consolidated financial statements and the accompanying notes presented in this report include the accounts of the United Financial Bancorp, Inc., United Bank, and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Wealth Management, Inc., United Bank Investment Sub, Inc., UB Properties, LLC, United Financial Realty HC, Inc. and UCB Securities, Inc. II. In addition, the Bank has a real estate investment trust subsidiary, United Financial Business Trust I, which is a wholly owned subsidiary of United Financial Realty HC, Inc.
The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Hartford, Connecticut and incorporated under the laws of Connecticut in 2004. At December 31, 2018, the Company’s principal asset was all of the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company, through United Bank and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and western Massachusetts and the surrounding regions through 58 banking offices, its commercial loan and mortgage loan production offices, 71 ATMs, telephone banking, mobile banking and its online website (www.bankatunited.com).
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
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the 2018 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents. All significant intercompany transactions have been eliminated.
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
Securities
Securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is re-evaluated at each quarter end for consistency with corporate goals and objectives. Debt securities held to maturity, if any, are those which the Company has the ability and intent to hold to maturity. Securities held to maturity are recorded at amortized cost. Amortized cost includes the amortization of premiums or accretion of discounts using the level yield method. Such amortization and accretion is included in interest income from securities. Securities classified as available for sale are recorded at fair value. Unrealized gains and losses, net of taxes, are calculated each reporting period and presented as a separate component of other comprehensive income (“OCI”). Securities bought and held for the purpose of selling in the near term are classified as trading. Trading securities, if any, are recorded at fair value with calculated gains and losses recognized in non-interest income in the respective accounting period. The Company did not have a trading portfolio during any of the periods presented. Securities transferred from available for sale to held to maturity are recorded at fair value at the time of transfer. The respective gain or loss is reclassified as a separate component of OCI and amortized as an adjustment to interest income using the level yield method. The Company did not transfer any securities from available for sale to held to maturity during any of the periods presented.
Securities are reviewed quarterly for other-than-temporary impairment (“OTTI”). All securities classified as held to maturity or available for sale that are in an unrealized loss position are evaluated for OTTI. The evaluation considers several factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the financial condition and near-term prospects of the issuer and guarantor, where applicable. If the Company intends to sell the security or, if it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost basis, or for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis, the security is written down to fair value and the respective write-down is recorded in non-interest income in the Consolidated Statements of Net Income. If the Company does not intend to sell the security and if it is more likely than not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment charge of a debt security would be recognized as a loss in non-interest income in the Consolidated Statements of Net Income. The remaining impairment would be recorded in OCI. Prior to January 1, 2018, marketable equity securities were classified as available for sale and a decline in the value of an equity security considered to have OTTI was recorded as a loss in non-interest income in the Consolidated Statements of Net Income. Effective January 1, 2018, all equity securities were recorded at fair value in other assets in the Consolidated Statements of Condition, with unrealized gains and losses recognized in non-interest income in the Consolidated Statements of Net Income. See Note 5, “Securities.”
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
Forward Loan Sale Commitments
To protect against the portfolio risks inherent in derivative loan commitments or rate locks associated with fixed rate residential lending, the Company utilizes To Be Announced (“TBA”) as well as cash (“mandatory delivery” and “best efforts”) forward loan sale commitments to mitigate the risk of potential decreases in the values of loans and long-term interest rate risk that may result from the exercise of the derivative loan commitments. These forward loan sale commitments are accounted for as derivative instruments.
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

Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLBB”) based primarily on its level of borrowings from the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Company currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2018 and 2017.
Loans Held For Sale
The Company primarily classifies newly originated residential real estate mortgage loans as held for sale based on intent, which is determined when loans are rate locked. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes. The Company has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, Financial Instruments, for closed loans intended for sale. The Company elected the fair value option in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Fair values are estimated using quoted loan market prices. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value related to forward sale commitments. Gains or losses on sales of loans are included in non-interest income in the Consolidated Statements of Net Income. Direct loan origination costs and fees are deferred upon origination and are recognized as part of the gain or loss on the date of sale. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing retained, with the exception of a limited volume of government production sold servicing released.
Loans
Loans the Company originates and intends to hold in the portfolio are stated at current unpaid principal balances, net of deferred loan origination costs and fees, the allowance for loan losses, and charge-offs. Commitment fees for which the likelihood of exercise is remote are recognized over the loan commitment period on a straight-line basis. Acquired loans are recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition.
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
In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). For changes in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining lives of the loans.
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
For acquired loans accounted for under ASC 310-30, the non-accretable discount is estimated based upon our expected cash flows for these loans. To the extent that the Company experiences a deterioration in borrower credit quality resulting in a decrease in the expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on the Company’s estimate of future credit losses over the remaining life of the loans.
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
The Company’s servicing asset valuation is performed by an independent third party using a static valuation model representing a projection of a single interest rate/market environment into the future and discounting the resulting assumed cash flow back to present value. Discount rates, servicing costs, float earnings rates and delinquency information as well as the use of the medium Public Securities Association (“PSA”) quotations provided by Security Industry and Financial Market Association are used to calculate the value of the servicing asset.
Capitalized servicing rights are reported in other assets at fair value on the Consolidated Statements of Condition, with changes in fair value recorded in income from mortgage banking activities in the Consolidated Statements of Net Income.
Other Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. At December 31, 2018 and 2017, the Company had $1.4 million and $2.2 million, respectively, of other real estate owned included in other assets on the Consolidated Statements of Condition. Revenue and expenses from operations, changes in the valuation allowance and any direct write-downs are included in non-interest expense. Gains and losses on the sale of other real estate owned are recorded in other income in the Consolidated Statements of Net Income.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) represents life insurance on certain current and former employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash surrender value of the policies, as well as insurance proceeds received in excess of carrying value, are recorded in non-interest income in the Consolidated Statements of Net Income and are not subject to income tax. Management reviews the credit quality and financial strength of the insurance carriers on a quarterly and annual basis. BOLI with any individual carrier is limited to 15% of capital plus reserves.
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

Goodwill
Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Goodwill is not amortized and is instead reviewed for impairment at least annually in the fourth quarter, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Any impairment write-down is charged to non-interest expense in the Consolidated Statements of Net Income. There was no goodwill impairment in 2018, 2017 or 2016.
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
Investments in Limited Partnerships
The Company evaluates investments including affordable housing tax credit partnerships, investment tax credit partnerships and other limited partnerships to determine whether consolidation is necessary. The Company applies the cost method and equity method of accounting to its investments in limited partnerships depending upon ownership interest and leverage. The Company has interests in limited partnerships that own and operate affordable housing and rehabilitation projects as well as alternative energy projects. Investments in these projects serve as an element of the Company’s compliance with the Community Reinvestment Act and in serving the interest of public welfare, and the Company receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits generally may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Company regularly evaluates the partnership investments for impairment. The tax credits are recorded in the years they become available to reduce income taxes through the provision for income taxes, while basis adjustments under the equity method or impairment are recorded in loss on investments in limited partnerships in non-interest income in the Consolidated Statements of Net Income.
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
As of December 31, 2012, the Company froze its noncontributory defined benefit pension plan, at which time participants in the plan stopped earning additional benefits under the plan. The Company provided additional benefits to these employees under the Company’s 401(k) Plan for five years beginning January 1, 2013. See Note 15, “Pension Plans and Other Post-Retirement Benefits”, for further information on these benefits.
In addition to the qualified plans, the Company has supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.
The Company accounts for its defined benefit pension and supplemental retirement plans using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of these plans as an asset or liability on its Consolidated Statements of Condition and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.
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
Fair Values of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The required disclosures about fair value measurements have been included in Note 13, “Fair Value Measurement” in the Notes to Consolidated Financial Statements.
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
Recently Adopted Accounting Principles Previously Disclosed

Effective January 1, 2018, the following list identifies Accounting Standards Updates (“ASUs”) adopted by the Company:

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
See Notes 5, “Securities”, and 17, “Accumulated Other Comprehensive Loss” for further discussion of the impact upon adoption of ASU No. 2016-01, ASU No. 2017-12, and ASU No. 2018-02. The adoption of all other accounting standards listed above did not have a material impact on the Company’s Consolidated Financial Statements.
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Disclosure
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this Update remove the disclosure requirements that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted and amendments should be applied on a retrospective basis to all periods presented. This ASU will affect the Company’s disclosures only and will not have a financial statement impact.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU updates disclosure requirements of ASC 820 in order to improve the effectiveness of the disclosures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments affecting changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU will affect the Company’s disclosures only and will not have a financial statement impact.
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

Receivables
In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. Under the new guidance, the premium on bonds purchased at a premium will be amortized to the bond’s call date rather than the date of maturity to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The Company adopted ASU No. 2017-08 effective January 1, 2019, which reduced premiums on callable debt securities by approximately $10.2 million (pre-tax), with the offset being recorded as a cumulative-effect adjustment directly to retained earnings.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of US GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are US Securities and Exchange Commission filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.
The Company is evaluating the provisions of ASU No. 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s Consolidated Financial Statements which is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has implemented a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. The Company has evaluated portfolio segments and methodologies and is currently evaluating expected loss modeling as well as controls and procedures.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard, ASC 606, Revenue From Contracts with Customers. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 and interim periods therein.
In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (Topic 842), which revised the transition approach which no longer requires leases to be recognized at the beginning of the earliest period presented using a modified retrospective approach. Instead, adopters can take can take the prospective approach upon transition which allows entities to not recast comparative periods upon transition. There are also a number of optional practical expedients that entities may elect to apply.
On December 10, 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which further provides narrow-scope improvements to accounting for lessors. Specifically, this ASU addressed sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and nonlease components. These updates should help lessors with their implementation and ongoing application of the leases standard without compromising information provided to users of financial statements.
Upon adoption of this ASU on January 1, 2019, the Company recorded an increase in assets of $45.0 million and an increase in liabilities of $45.0 million on the Consolidated Statements of Condition as a result of recognizing the right-of-use assets and lease liabilities.

Note 3.	GOODWILL AND CORE DEPOSIT INTANGIBLES
The changes in the carrying amount of goodwill and core deposit intangible assets are summarized as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at December 31, 2016	$115,281	$5,902
Amortization expense	—	(1,411)
Balance at December 31, 2017	$115,281	$4,491
Amortization expense	—	(1,350)
Acquisitions	1,488	2,886
Balance at December 31, 2018	$116,769	$6,027

Estimated amortization expense for the years ending December 31,
2019		$1,538
2020		1,293
2021		1,048
2022		803
2023		558
2024 and thereafter		787
Total remaining		$6,027
The amortizing intangible asset associated with the acquisition consists of the core deposit intangible. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $1.4 million, $1.4 million, and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
On October 5, 2018, the Company acquired six branches which were accounted for under FASB ASC 805, Business Combinations. In addition to the acquired branches, the Company assumed $109.4 million of branch deposits and $2.3 million of fixed assets. The purchase price of $6.9 million was allocated based on the estimated fair market values of the assets and liabilities acquired.

Note 4.	RESTRICTIONS ON CASH AND DUE FROM BANKS
The Company is required to maintain a percentage of transaction account balances on deposit with the Federal Reserve Bank that was offset by the Company’s average vault cash. As of December 31, 2018 and 2017, the Company was required to have cash and liquid assets of $36.2 million and $36.3 million, respectively, to meet these requirements.

Note 5.	SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities at December 31, 2018 and 2017 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(In thousands)
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$208,916	$—	$(4,818)	$204,098
Government-sponsored residential collateralized debt obligations	172,468	270	(2,019)	170,719
Government-sponsored commercial mortgage-backed securities	28,694	—	(1,016)	27,678
Government-sponsored commercial collateralized debt obligations	155,091	—	(6,865)	148,226
Asset-backed securities	102,371	15	(1,891)	100,495
Corporate debt securities	86,462	48	(3,280)	83,230
Obligations of states and political subdivisions	250,593	425	(12,117)	238,901
Total available for sale debt securities	$1,004,595	$758	$(32,006)	$973,347

December 31, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$235,646	$779	$(946)	$235,479
Government-sponsored residential collateralized debt obligations	134,652	16	(1,556)	133,112
Government-sponsored commercial mortgage-backed securities	33,449	7	(201)	33,255
Government-sponsored commercial collateralized debt obligations	151,035	—	(3,793)	147,242
Asset-backed securities	166,559	1,253	(673)	167,139
Corporate debt securities	88,571	1,104	(539)	89,136
Obligations of states and political subdivisions	249,531	1,436	(5,960)	245,007
Total debt securities	1,059,443	4,595	(13,668)	1,050,370
Marketable equity securities, by sector:
Industrial	109	100	—	209
Oil and gas	131	77	—	208
Total marketable equity securities	240	177	—	417
Total available for sale securities	$1,059,683	$4,772	$(13,668)	$1,050,787
Held to maturity:
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,318	$111	$—	$1,429
Obligations of states and political subdivisions	12,280	679	(88)	12,871
Total held to maturity securities	$13,598	$790	$(88)	$14,300
At December 31, 2018, the net unrealized loss on securities available for sale of $31.2 million, net of income taxes of $6.9 million, or $24.4 million, was included in accumulated other comprehensive loss. At December 31, 2017, the net unrealized loss on securities available for sale of $8.9 million, net of income taxes of $3.2 million, or $5.7 million, was included in accumulated other comprehensive loss.
Effective January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives & Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves and simplifies the accounting rules around hedge accounting. As allowed by the ASU, upon adoption, the Company transferred its held to maturity portfolio to its available for sale portfolio.

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturities, are presented below. Actual maturities may differ from contractual maturities because the securities may be called or repaid without any penalties. Because mortgage-backed securities, collateralized debt obligations, and asset-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary:

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	13,803	13,620
After 5 years through 10 years	88,828	84,815
After 10 years	234,424	223,696
	337,055	322,131
Government-sponsored residential mortgage-backed securities	208,916	204,098
Government-sponsored residential collateralized debt obligations	172,468	170,719
Government-sponsored commercial mortgage-backed securities	28,694	27,678
Government-sponsored commercial collateralized debt obligations	155,091	148,226
Asset-backed securities	102,371	100,495
Total debt securities	$1,004,595	$973,347
Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities in the Consolidated Statement of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one-time adjustment that increased retained earnings and increased accumulated other comprehensive losses on January 1, 2018 by $177,000. For the year ended December 31, 2018, there was $62,000 in unrealized losses on marketable equity securities recognized in other income in the Consolidated Statement of Net Income. At December 31, 2018, the fair value of marketable equity securities was $356,000, which includes gross unrealized gains of $116,000, and is included in other assets on the Consolidated Statement of Condition.
At December 31, 2018, the Company had 87 securities, with a fair value of $438.8 million, pledged as derivative collateral and collateral for reverse repurchase borrowings. See Notes 10 and 12.
For the years ended December 31, 2018, 2017 and 2016, proceeds from the sale of available for sale securities and gross realized gains and losses on the sale of available for sale securities are presented below:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds from the sale of available for sale securities	$59,761	$315,339	$268,162
Gross realized gains on the sale of available for sale securities	453	3,774	2,880
Gross realized losses on the sale of available for sale securities	308	2,992	919
As of December 31, 2018, the Company did not have any exposure to private-label mortgage-backed securities. The Company did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2018 and 2017.
The Company’s Management Investment Committee reviews state exposure in the obligations of states and political subdivisions portfolio on an ongoing basis. As of December 31, 2018, the estimated fair value of this portfolio was $238.9 million, with no significant geographic exposure concentrations. Of the total state and political subdivisions, $103.3 million were representative of general obligation bonds for which $57.1 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of December 31, 2018 and 2017:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2018
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	$97,634	$(1,590)	$106,464	$(3,228)	$204,098	$(4,818)
Government-sponsored residential collateralized debt obligations	5,093	(54)	107,291	(1,965)	112,384	(2,019)
Government-sponsored commercial mortgage-backed securities	—	—	27,678	(1,016)	27,678	(1,016)
Government-sponsored commercial collateralized debt obligations	15,787	(176)	132,439	(6,689)	148,226	(6,865)
Asset-backed securities	62,444	(1,272)	23,426	(619)	85,870	(1,891)
Corporate debt securities	43,937	(1,394)	33,245	(1,886)	77,182	(3,280)
Obligations of states and political subdivisions	89,312	(2,204)	137,590	(9,913)	226,902	(12,117)
Total available for sale securities	$314,207	$(6,690)	$568,133	$(25,316)	$882,340	$(32,006)

December 31, 2017
Available for sale:
Debt securities:
Government-sponsored residential mortgage-backed securities	41,961	(203)	83,545	(743)	125,506	(946)
Government-sponsored residential collateralized debt obligations	82,758	(740)	43,359	(816)	126,117	(1,556)
Government-sponsored commercial mortgage-backed securities	21,196	(74)	10,895	(127)	32,091	(201)
Government-sponsored commercial collateralized debt obligations	27,965	(291)	119,277	(3,502)	147,242	(3,793)
Asset-backed securities	64,259	(602)	4,756	(71)	69,015	(673)
Corporate debt securities	25,403	(257)	10,764	(282)	36,167	(539)
Obligations of states and political subdivisions	26,341	(312)	116,624	(5,648)	142,965	(5,960)
Total available for sale securities	$289,883	$(2,479)	$389,220	$(11,189)	$679,103	$(13,668)

Held to maturity:
Debt securities:
Obligations of states and political subdivisions	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Total held to maturity securities	$2,130	$(24)	$1,032	$(64)	$3,162	$(88)
Of the securities summarized above as of December 31, 2018, 95 issues had unrealized losses equaling 2.1% of the amortized cost basis for less than twelve months and 155 issues had unrealized losses equaling 4.3% of the amortized cost basis for twelve months or more. As of December 31, 2017, 75 issues had unrealized losses for less than twelve months and 100 issues had losses for twelve months or more.
Management believes that no individual unrealized loss as of December 31, 2018 represents an other-than-temporary impairment, based on its detailed quarterly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, changes in market credit spread levels or credit risk.

The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2018:
Government-sponsored obligations. The unrealized losses on the Company’s government-sponsored collateralized debt obligations and mortgage-backed securities were caused by the increase in interest rates and interest rate expectations. The Company monitors this risk, and therefore, strives to minimize premiums within this security class. The Company does not expect these securities to settle at a price less than the par value of the securities.
Obligations of states and political subdivisions. The unrealized losses on obligations of states and political subdivisions relates to securities with no geographic concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
Corporate debt securities. The unrealized losses on corporate debt securities relates to securities with no company specific concentration. The unrealized losses were due to an upward shift in interest rates that resulted in a negative impact to the respective bonds’ pricing, relative to the time of purchase.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 6.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
A summary of the Company’s loan portfolio at December 31, 2018 and 2017 is as follows:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(In thousands)
Commercial real estate loans
Owner occupied commercial real estate	$443,398	7.8%	$445,820	8.3%
Investor non-owner occupied commercial real estate	1,911,070	33.8	1,854,459	34.7
Commercial construction	87,493	1.5	78,083	1.5
Total commercial real estate loans	2,441,961	43.1	2,378,362	44.5

Commercial business loans	886,770	15.7	840,312	15.7

Consumer loans
Residential real estate	1,313,373	23.2	1,204,401	22.6
Home equity	583,454	10.3	583,180	10.9
Residential construction	20,632	0.4	40,947	0.8
Other consumer	410,249	7.3	292,781	5.5
Total consumer loans	2,327,708	41.2	2,121,309	39.8

Total loans	5,656,439	100.0%	5,339,983	100.0%
Net deferred loan costs and premiums	17,786		14,794
Allowance for loan losses	(51,636)		(47,099)
Loans - net	$5,622,589		$5,307,678
At December 31, 2018, the Company had pledged $1.44 billion and $169.0 million of eligible loan collateral to support available borrowing capacity at the FHLBB and FRB, respectively. See Note 10.

Acquired Loans: As of December 31, 2018 and 2017, gross loans acquired from the Merger totaled $497.9 million and $670.7 million, with remaining fair value adjustments of $2.2 million and $2.1 million, respectively. A portion of these loans was determined to have evidence of credit deterioration at acquisition date, which is accounted for in accordance with ASC 310-30. The net recorded carrying amount of these purchased credit-impaired loans totaled $177,000 and $230,000 as of December 31, 2018 and 2017, respectively.
In 2015, the Company purchased loan portfolios consisting of marine finance consumer loans, home improvement loans and home equity lines of credit. The Company continued to purchase home equity lines of credit in 2016, 2017, and 2018. Furthermore, in 2017, the Company purchased two additional loan portfolios consisting of consumer home improvement loans and manufactured home loans. The outstanding principal balance of purchased loans serviced by others at December 31, 2018 and 2017 was $546.4 million and $470.4 million, respectively.
The impaired loans are accounted for in accordance with ASC 310-30. At December 31, 2018, the net recorded carrying amount of total loans accounted for under ASC 310-30 was $3.3 million and the aggregate outstanding principal balance was $3.5 million.
Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2018
Balance, beginning of year	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision for loan losses	618	1,103	73	1,445	732	407	4,301	235	8,914
Loans charged off	—	(81)	(21)	(1,653)	(547)	(628)	(2,967)	—	(5,897)
Recoveries of loans previously charged off	87	73	—	561	92	183	524	—	1,520
Balance, end of year	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636
December 31, 2017
Balance, beginning of year	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798
Provision for loan losses	60	1,623	195	2,988	428	1,085	2,728	289	9,396
Loans charged off	(103)	(735)	(507)	(1,984)	(736)	(779)	(1,840)	—	(6,684)
Recoveries of loans previously charged off	32	159	—	874	148	94	282	—	1,589
Balance, end of year	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
December 31, 2016
Balance, beginning of year	$2,174	$12,859	$1,895	$5,827	$7,801	$2,391	$146	$794	$33,887
Provision for loan losses	1,704	2,806	15	3,364	1,022	1,096	2,768	662	13,437
Loans charged off	(169)	(1,207)	—	(1,018)	(1,043)	(742)	(1,710)	—	(5,889)
Recoveries of loans previously charged off	56	411	3	557	74	113	149	—	1,363
Balance, end of year	$3,765	$14,869	$1,913	$8,730	$7,854	$2,858	$1,353	$1,456	$42,798

Further information pertaining to the allowance for loan losses and impaired loans at December 31, 2018 and 2017 follows:

	Owner-occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
December 31, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$92	$114	$120	$1	$243	$—	$570
Allowance related to loans collectively evaluated and not deemed impaired	4,459	17,011	1,561	10,847	7,851	3,219	4,138	1,980	51,066
Total allowance for loan losses	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636

Loans deemed impaired	$3,034	$6,895	$1,047	$5,219	$20,114	$8,257	$1,318	$—	$45,884
Loans not deemed impaired	440,364	1,903,998	107,078	881,551	1,291,255	575,197	407,851	—	5,607,294
Loans acquired with deteriorated credit quality	—	177	—	—	2,004	—	1,080	—	3,261
Total loans	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249	$—	$5,656,439

December 31, 2017
Allowance related to loans individually evaluated and deemed impaired	$60	$—	$—	$400	$60	$—	$—	$—	$520
Allowance related to loans collectively evaluated and not deemed impaired	3,694	15,916	1,601	10,208	7,634	3,258	2,523	1,745	46,579
Total allowance for loan losses	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099

Loans deemed impaired	$2,300	$8,414	$2,273	$5,681	$18,301	$8,547	$395	$—	$45,911
Loans not deemed impaired	443,520	1,845,815	116,757	834,631	1,186,100	574,633	290,898	—	5,292,354
Loans acquired with deteriorated credit quality	—	230	—	—	—	—	1,488	—	1,718
Total loans	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781	$—	$5,339,983

Past Due and Non-Accrual Loans. The following is a summary of past due and non-accrual loans at December 31, 2018 and 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
December 31, 2018
Owner-occupied CRE	$1,745	$7	$352	$2,104	$—	$2,503
Investor CRE	1,306	91	546	1,943	—	1,131
Construction	331	—	913	1,244	—	913
Commercial business loans	5,455	1,582	2,803	9,840	1,387	2,481
Residential real estate	11,214	5,216	9,448	25,878	2,004	16,214
Home equity	1,498	779	4,349	6,626	—	6,192
Other consumer	1,123	359	1,393	2,875	154	1,243
Total	$22,672	$8,034	$19,804	$50,510	$3,545	$30,677

December 31, 2017
Owner-occupied CRE	$1,195	$455	$1,297	$2,947	$—	$1,735
Investor CRE	849	92	1,212	2,153	206	1,821
Construction	—	—	1,398	1,398	—	1,398
Commercial business loans	1,069	3,465	1,219	5,753	650	4,987
Residential real estate	3,187	2,297	5,633	11,117	—	14,860
Home equity	1,319	498	3,281	5,098	—	6,466
Other consumer	947	241	491	1,679	97	395
Total	$8,566	$7,048	$14,531	$30,145	$953	$31,662
At December 31, 2018 and 2017, loans reported as past due 90 days or more and still accruing totaled $3.5 million and $953,000, respectively, and represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower and/or related guarantors.

Impaired Loans. The following is a summary of impaired loans with and without a valuation allowance as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$3,034	$3,422		$2,183	$2,891
Investor CRE	6,895	7,153		8,414	8,577
Construction	333	1,339		2,273	2,658
Commercial business loans	5,105	7,325		2,446	3,317
Residential real estate	18,244	20,153		16,645	17,929
Home equity	8,132	9,483		8,547	9,583
Other consumer	725	725		395	398
Total	42,468	49,600		40,903	45,353

Impaired loans with a valuation allowance:
Construction	$714	$965	$92	$—	$—	$—
Commercial business loans	114	122	114	3,235	3,767	400
Residential real estate	1,870	2,069	120	1,656	1,711	60
Owner-occupied CRE	—	—	—	117	117	60
Home equity	125	130	1	—	—	—
Other consumer	593	593	243	—	—	—
Total	3,416	3,879	570	5,008	5,595	520
Total impaired loans	$45,884	$53,479	$570	$45,911	$50,948	$520
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired loans:
Owner-occupied CRE	$2,573	$134	$2,840	$97	$3,924	$150
Investor CRE	8,147	318	9,736	370	11,363	447
Construction	1,481	21	2,429	87	4,087	124
Commercial business loans	4,588	337	7,562	258	12,167	282
Residential real estate	18,940	752	17,519	789	16,485	715
Home equity	8,176	229	7,788	281	5,856	202
Other consumer	704	1	1,197	—	819	1
Total	$44,609	$1,792	$49,071	$1,882	$54,701	$1,921

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
The following table provides detail of TDR balances for the periods presented:

	At December 31, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$15,208	$14,249
Non-accrual status	6,971	8,475
Total recorded investment in TDRs	$22,179	$22,724
Accruing TDRs performing under modified terms more than one year	$12,609	$7,783
Specific reserves for TDRs included in the balance of allowance for loan losses	$213	$520
Additional funds committed to borrowers in TDR status	$7	$29

Loans restructured as TDRs during 2018, 2017, and 2016 are set forth in the following table:

	For the Year Ended December 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction	1	$965	$965
Commercial business loans	1	2,455	2,455
Residential real estate	11	3,965	3,975
Home equity	12	768	752
Total TDRs	25	$8,153	$8,147

	For the Year Ended December 31, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Investor CRE	1	$5,038	$5,038
Commercial business loans	5	482	482
Residential real estate	9	1,598	1,627
Home equity	21	2,476	2,483
Total TDRs	36	$9,594	$9,630

	For the Year Ended December 31, 2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Owner-occupied CRE	5	$654	$666
Construction	2	67	67
Commercial business loans	8	3,033	5,006
Residential real estate	13	1,320	1,329
Home equity	18	1,572	1,574
Other consumer	1	132	132
Total TDRs	47	6,778	8,774

The following table provides information on how loans were modified as TDRs during the periods indicated:

	For the Year Ended December 31, 2018
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Construction	$965	$—	$—	$—	$—
Commercial business loans	2,455	—	—	—	—
Residential real estate	11	—	583	3,371	—
Home equity	97	—	671	—	—
Total	$3,528	$—	$1,254	$3,371	$—

	For the Year Ended December 31, 2017
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Investor CRE	$—	$—	$—	$—	$5,038
Commercial business loans	211	—	—	—	271
Residential real estate	266	—	234	929	169
Home equity	938	—	824	714	—
Total	$1,415	$—	$1,058	$1,643	$5,478

	For the Year Ended December 31, 2016
	Extended Maturity	Adjusted Interest Rates	Adjusted Rate and Maturity	Payment Deferral	Other
	(In thousands)
Owner-occupied CRE	$510	$—	$86	$—	$58
Construction	23	—	44	—	—
Commercial business loans	2,350	—	243	348	92
Residential real estate	87	—	672	561	—
Home equity	—	261	707	604	—
Other consumer	—	—	132	—	—
Total	$2,970	$261	$1,884	$1,513	$150
TDRs that subsequently defaulted within twelve months of restructuring during the years ended December 31, 2018, 2017 and 2016 follows:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$98	3	$170	3	$456
Home equity	2	26	—	—	1	151
Construction	1	715	—	—	—	—
Commercial business	—	—	—	—	2	495
Total troubled debt restructuring	4	$839	3	$170	6	1,102

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

The following table presents the Company’s loans by risk rating at December 31, 2018 and 2017:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
December 31, 2018
Loans rated 1 — 5	$410,403	$1,884,767	$104,848	$844,541	$1,294,623	$576,509	$407,935
Loans rated 6	17,134	6,544	1,994	28,385	2,429	740	—
Loans rated 7	15,861	19,759	1,283	13,844	16,321	6,205	2,314
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249
December 31, 2017
Loans rated 1 — 5	$423,720	$1,829,762	$117,583	$811,604	$1,186,753	$576,592	$292,386
Loans rated 6	4,854	10,965	49	15,816	1,948	89	—
Loans rated 7	17,246	13,732	1,398	12,892	15,700	6,499	395
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$445,820	$1,854,459	$119,030	$840,312	$1,204,401	$583,180	$292,781
Related Party Loans. In the normal course of business, the Company grants loans to executive officers, Directors and other related parties. Changes in loans outstanding to such related parties for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Balance, beginning of year	$1,896	$2,285
Loans related to parties who terminated service during the year	(235)	(776)
Payoffs	(832)	—
Additional loans and advances	763	600
Repayments	(35)	(213)
Balance, end of year	$1,557	$1,896
As of December 31, 2018 and 2017, all related party loans were performing.
Related party loans were made on the same terms as those for comparable loans and transactions with unrelated parties, other than certain mortgage loans which were made to employees with over one year of service with the Company which have rates 0.50% below market rates at the time of origination.
Loan Servicing
The Company services certain residential and commercial loans for third parties. The aggregate principal balance of loans serviced for others was $1.47 billion, $1.25 billion and $1.05 billion as of December 31, 2018, 2017 and 2016, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the years ended December 31, 2018, 2017 and 2016, the Company received servicing fee income in the amount of $2.9 million, $2.3 million and $1.7 million, respectively, which are included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. At December 31, 2018, the fair value of servicing rights was determined using pretax internal rates of return ranging from 11.8% to 13.8% and the Public Securities Association (“PSA”) Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 150. At December 31, 2017, the fair value of servicing rights was determined using pretax internal rates of return ranging from 9.7% to 11.7% and the PSA Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 180.

Mortgage servicing rights (“MSRs”) are included in other assets in the Consolidated Statements of Condition. Changes in the fair value of MSRs are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes MSRs capitalized along with related fair value adjustments for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$11,733	$10,104	$7,074
Change in fair value recognized in income	(751)	(1,791)	567
Issuances/additions	3,757	3,420	2,463
Balance at end of year	$14,739	$11,733	$10,104

Note 7.	PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2018 and 2017 are summarized as follows:

	At December 31,		Estimated Useful Life
	2018	2017
	(In thousands)
Land and improvements	$1,031	$964	up to 15 years
Buildings	35,217	36,756	10 - 39.5 years
Furniture and equipment	40,903	36,867	3 - 10 years
Leasehold improvements	32,021	25,175	5 - 10 years
Assets under capitalized leases	4,902	4,902	5 - 10 years
	114,074	104,664
Accumulated depreciation and amortization	(45,417)	(37,156)
Premises and equipment, net	$68,657	$67,508
Depreciation and amortization expense was $8.4 million, $5.9 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 8.	OTHER ASSETS
The components of other assets at December 31, 2018 and 2017 are summarized below:

	At December 31,
	2018	2017
	(In thousands)
Current income tax receivable	$3,436	$5,705
Partnership investments	51,504	38,160
Mortgage servicing rights	14,739	11,733
Derivative assets	13,523	11,741
Other real estate owned	1,389	2,154
Receivable on surrendered BOLI policies	—	26,713
Prepaid expenses	6,802	4,521
Other	8,975	4,866
Total other assets	$100,368	$105,593

Note 9.	DEPOSITS
Deposits at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Demand and NOW	$1,653,574	$1,573,404
Regular savings	498,026	504,115
Money markets	1,736,459	1,325,754
Time deposits	1,782,540	1,794,948
Total deposits	$5,670,599	$5,198,221
Time deposits in denominations of $250,000 or more were $570.9 million and $529.1 million as of December 31, 2018 and 2017, respectively.
Contractual maturities of time deposits as of December 31, 2018 are summarized below:

December 31, 2018
(In thousands)
2019	$1,034,233
2020	497,587
2021	227,372
2022	15,864
2023	7,484
$1,782,540
Included in time deposits are brokered deposits which amounted to $179.6 million and $259.1 million at December 31, 2018 and 2017, respectively. Included in money market deposits at December 31, 2018 and 2017 are brokered deposits of $432.5 million and $389.1 million, respectively.

Note 10.	BORROWINGS
Federal Home Loan Bank Advances
Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018		December 31, 2017
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2018	$—	—%	$929,274	1.56%
2019	785,000	2.55	75,000	1.76
2020	8,000	2.33	8,000	2.33
2021	—	—	—	—
2022	—	—	—	—
2023	2,557	2.51	—	—
Thereafter	1,531	2.58	33,680	1.14
	$797,088	2.54%	$1,045,954	1.57%
The total carrying value of advances from the FHLBB at December 31, 2018 and 2017 was $797.3 million and $1.05 billion, respectively, which includes a remaining fair value adjustment of $183,000 and $504,000, respectively, on advances acquired in the Merger. At December 31, 2018, the Company had no outstanding advances that are callable by the FHLBB. Advances are collateralized by first mortgage loans and investment securities with an estimated eligible collateral value of $2.37 billion and $2.28 billion at December 31, 2018 and 2017, respectively.
In addition to the outstanding advances, the Company also has access to an unused line of credit with the FHLBB amounting to $10.0 million at December 31, 2018 and 2017. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At December 31, 2018, the Company could borrow immediately an additional $532.6 million from the FHLBB, inclusive of the line of credit.
The Company is required to acquire and hold shares of capital stock in the FHLBB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, and up to 4.5% of its advances (borrowings) from the FHLBB. The carrying value of FHLBB stock approximates fair value based on the redemption provisions of the stock. At December 31, 2018, the Company had $41.4 million in FHLBB capital stock.
Repurchase Agreements

The following table presents the Company’s outstanding borrowings, and related collateral, under repurchase agreements as of December 31, 2018 and 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(Dollars in thousands)
December 31, 2018
Repurchase Agreements
U.S. Treasury and agency securities	$8,361	$10,000	$—	$—	$18,361

December 31, 2017
Repurchase Agreements
U.S. Treasury and agency securities	$14,591	$10,000	$10,000	$—	$34,591
At December 31, 2018 and 2017, advances outstanding under wholesale reverse repurchase agreements totaled $10.0 million and $20.0 million, respectively. The outstanding advances at December 31, 2018 consisted of one individual borrowing with a remaining term of less than one year and a weighted average cost of 2.44%. The outstanding advances at December 31, 2017 consisted of two individual borrowings with remaining terms of three years or less and a weighted average cost of 2.59%. The Company pledged investment securities with a market value of $12.5 million and $23.0 million as collateral for these borrowings at December 31, 2018 and 2017, respectively.
Retail repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury and Agency securities. At December 31, 2018 and 2017, retail repurchase agreements totaled $8.4 million and $14.6 million, respectively. The Company pledged investment securities with a market value of $25.4 million and $28.8 million as collateral for these borrowings at December 31, 2018 and 2017, respectively.
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
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company has used the proceeds for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. The carrying value, net of issuance costs, totaled $74.3 million and $74.1 million at December 31, 2018 and 2017, respectively.

The Company assumed junior subordinated debt as a result of the Merger in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.8 million and $1.9 million at December 31, 2018 and 2017, respectively. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The interest rate at December 31, 2018 was 2.81%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.
Other Borrowings
The Company has capital lease obligations for three of its leased banking branches, which were acquired in the Merger. At December 31, 2018, the balance of capital lease obligations totaled $3.8 million. See Note 7 in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $432.5 million at a cost of 2.44% at December 31, 2018 and $389.1 million at a cost of 1.32% at December 31, 2017. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $140.0 million at December 31, 2018.

Note 11.	INCOME TAXES
The components of the income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(In thousands)
Current tax provision (benefit):
Federal	$1,617	$(1,289)	$6,262
State	2,472	994	2,202
Total current	4,089	(295)	8,464
Deferred tax provision (benefit):
Federal	(2,683)	9,518	(3,698)
State	219	1,421	(654)
Effect of tax rate change due to tax reform	—	1,399	—
Total deferred	(2,464)	12,338	(4,352)
Total income tax expense	$1,625	$12,043	$4,112

For the years ended December 31, 2018, 2017 and 2016, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rates of 21% for 2018 and 35% for 2017 and 2016 to pre-tax income for the following reasons:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Provision for income tax at statutory rate	$12,922	$23,332	$18,820
Increase (decrease) resulting from:
State income taxes, net of federal benefit	2,334	1,298	1,006
Increase in cash surrender value of bank-owned life insurance	(1,322)	(1,912)	(1,188)
Dividend received deduction	(14)	(179)	(544)
Tax exempt interest net of disallowed interest expense	(3,138)	(4,778)	(3,726)
Employee Stock Ownership Plan	32	60	28
Nondeductible acquisition costs	45	—	—
Investment tax credits	(7,486)	(9,581)	(10,541)
Effect of tax rate change due to tax reform	—	1,399	—
Adjustment to prior year provisional amount for tax rate change	(1,709)	—	—
Gain on surrender of BOLI	—	2,377	—
Other, net	(39)	27	257
Total provision for income taxes	$1,625	$12,043	$4,112

Effective income tax rate	2.6%	18.1%	7.6%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Loans	$14,206	$12,939
Investment security losses	302	54
Net unrealized losses on securities available for sale	7,444	2,160
Net unrealized losses on interest rate swaps	—	511
Pension, deferred compensation and post-retirement liabilities	1,553	2,228
Stock incentive award plan	1,225	1,251
Accrued expenses	3,219	—
Tax attributes - tax credits and net operating losses	25,261	23,489
Other	3,813	1,827
Gross deferred tax assets	57,023	44,459
Valuation allowance	(637)	(565)
Gross deferred tax assets, net of valuation allowance	56,386	43,894

Deferred tax liabilities:
Other purchase accounting adjustments	(1,278)	(1,583)
Partnerships	(17,972)	(12,251)
Deferred loan origination costs	(4,404)	(4,070)
Accrued expenses	—	(334)
Net unrealized gains on interest rate swaps	(26)	—
Gross deferred tax liabilities	(23,680)	(18,238)
Net deferred tax asset	$32,706	$25,656

The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Based upon the level of available historical taxable income, projections for the Company’s future taxable income over the periods which the Company’s deferred tax assets are realizable, the Company believes it is more likely than not that it will realize the full federal benefit of these deductible differences at December 31, 2018 and 2017.

Under the Tax Cuts & Jobs Act of 2017, net operating losses may no longer be carried back to the preceding two taxable years for Federal income tax purposes but can now be carried forward indefinitely for Federal income tax purposes, subject to certain limitations. At December 31, 2018, the Company had net operating loss carryforwards of $900,000 for Federal income tax purposes, which will begin to expire in 2029. These losses, subject to an annual limitation, were obtained through an acquisition. As of December 31, 2018 and 2017, the Company had a valuation allowance of $637,000 and $565,000, respectively, against its state deferred tax asset absent net operating loss carryforwards in connection with the creation of a Connecticut Passive Investment Company pursuant to legislation enacted in 1998. As of December 31, 2018 and 2017, the Company had $197.2 million and $201.6 million, respectively, in Connecticut net operating loss carryforwards that will begin to expire in 2023 and for which a 100% valuation allowance has been established. Under the Passive Investment Company legislation, Connecticut Passive Investment Companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. The change in the valuation allowance was recognized through the effective tax rate.

As of December 31, 2018, the Company generated Federal and state tax credits of $8.4 million as compared to $11.6 million in Federal and state tax credits in 2017. These investment tax credits arose primarily from direct investment by the Company. These credit benefits are recognized through the effective tax rate in the year in which they are generated.
Retained earnings at December 31, 2018 includes a contingency reserve for loan losses of approximately $3.8 million, which represents the tax positions that existed at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $827,000 at December 31, 2018 have not been recognized.
As of December 31, 2018, 2017, and 2016, there were $568,000, $688,000, and $497,000 respectively, recorded in uncertain tax benefit positions related to federal and state income tax matters based upon tax positions that related to the current year. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2018, 2017 and 2016. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 and after.
On December 22, 2017, the Tax Act was enacted resulting in, amongst other tax reform items, a reduction in the Company's applicable U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of this rate reduction and changes in other provisions of the Tax Act, upon completion of the Company’s 2017 tax returns in October 2018 and the assessment of the provision to the income tax return for the 2017 tax year, the Company incurred an adjustment of $1.7 million of additional tax benefit in 2018.

Note 12.	DERIVATIVES AND HEDGING ACTIVITIES
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

Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of December 31, 2018 and 2017 is as follows:

	Notional Amount	Weighted- Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value Net
			Received		Paid
	(In thousands)	(In years)					(In thousands)
December 31, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	5.22	TBD	(1)	2.67%		$(356)
Interest rate swaps	395,000	4.02	2.59%		2.51%		457
Non-hedging derivatives:
Forward loan sale commitments	85,043	0.00					(681)
Derivative loan commitments	8,491	0.00					194
Interest rate swap	7,500	7.54					(686)
Loan level swaps - dealer (3)	640,760	6.88	4.20%		4.10%		2,068
Loan level swaps - borrowers (3)	640,760	6.88	4.10%		4.20%		(2,074)
Forward starting loan level swaps - dealer (3)	8,000	8.70	TBD	(4)	5.11%		(37)
Forward starting loan level swaps - borrower (3)	8,000	8.70	5.11%		TBD	(4)	37
Total	$1,843,554						$(1,078)
December 31, 2017
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	7.88	TBD	(1)	2.45%		$(292)
Interest rate swaps	175,000	4.57	1.35%		2.41%		(1,736)
Fair value hedges:
Interest rate swaps	10,000	0.47	1.00%		1.51%	(2)	(28)
Non-hedging derivatives:
Forward loan sale commitments	137,670	0.00					(92)
Derivative loan commitments	24,430	0.00					530
Interest rate swap	7,500	8.54					(615)
Loan level swaps - dealer (3)	603,447	7.31	3.25%		3.99%		(3,183)
Loan level swaps - borrowers (3)	603,447	7.31	3.99%		3.25%		3,174
Forward starting loan level swaps - dealer (3)	8,000	9.70	TBD	(4)	5.11%		105
Forward starting loan level swaps - borrower (3)	8,000	9.70	5.11%		TBD	(4)	(105)
Total	$1,627,494						$(2,242)

(1)
The receiver leg of the cash flow hedge is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for the cash flow hedge is March 20, 2019 for the period ending December 31, 2018 and November 15, 2018 for the period ending December 31, 2017.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $755,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of December 31, 2018, the Company had 11 outstanding interest rate swaps with a notional value of $445.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. For the years ended December 31, 2018 and 2017, the Company recognized a negligible net impact to interest expense.
As of December 31, 2018, the Company had no outstanding interest rate derivatives that were designated as a fair value hedge of interest rate risk.
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
As of December 31, 2018, the Company had 86 borrower-facing interest rate swaps with an aggregate notional amount of $640.8 million and 86 broker-facing interest rate swaps also with an aggregate notional value amount of $640.8 million related to this program.
As of December 31, 2018, the Company had nine risk participation agreements with four counterparties related to a loan level interest rate swap with eight of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Six agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparties. At December 31, 2018, the notional amount of these risk participation agreements was $41.2 million, reflecting the counterparties’ participation of 31.9%. At December 31, 2018, the notional amount of the remaining three risk participation agreements was $24.2 million, reflecting the counterparty participation level of 36.7%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. The fair value of the risk participation agreements in an asset and liability position was negligible at December 31, 2018, and is recorded in other assets and other liabilities, respectively, on the Company’s Consolidated Statements of Condition.
Forward Starting Loan Level Swaps
As of December 31, 2018, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with an aggregate notional amount of $8.0 million related to this program. This swap is related to the permanent financing of a project that is currently in the construction phase.
Mortgage Servicing Rights Interest Rate Swap
As of December 31, 2018, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the income statement.
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
With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the mortgage market improves (rates decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely if the mortgage market declines (rates increase) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices. The Company expects that these forward loan sale commitments, TBA and mandatory, will experience changes in fair value opposite to the change in fair value of derivative loan commitments.
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
Fair Values of Derivative Instruments on the Company’s Consolidated Statements of Financial Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2018 and 2017:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2018	Dec 31, 2017	Balance Sheet Location	Dec 31, 2018	Dec 31, 2017
		(In thousands)			(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedges	Other Assets	$1,610	$36	Other Liabilities	$1,509	$2,064
Interest rate swap - fair value hedges	Other Assets	—	—	Other Liabilities	—	28
Total derivatives designated as hedging instruments		$1,610	$36		$1,509	$2,092

Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$—	$12	Other Liabilities	$681	$104
Derivative loan commitments	Other Assets	194	530	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	686	615
Loan level swap - with customers	Other Assets	4,805	7,117	Other Liabilities	6,879	3,943
Loan level swap - with counterparties	Other Assets	6,877	3,941	Other Liabilities	4,809	7,124
Forward starting loan level swap	Other Assets	37	105	Other Liabilities	37	105
Total derivatives not designated as hedging		$11,913	$11,705		$13,092	$11,891
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity designated as hedging instruments for the years ended December 31, 2018, 2017 and 2016:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest Rate Swaps	$1,516	$(313)	$(1,472)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Loss Reclassified from AOCI into Income (Effective Portion) For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest Rate Swaps	$(613)	$(1,487)	$(2,362)

		Amount of Gain (Loss) Recognized in Income on Derivatives For the Years Ended December 31,
Derivatives in Fair Value Hedging Relationships	Location on Gain (Loss) Recognized in Income
		2018	2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$28	$(29)	$(23)

		Amount of Gain (Loss) Recognized in Income on Hedged Items For the Years Ended December 31,
		2018	2017	2016
		(In thousands)
Interest Rate Swaps	Interest income	$29	$(30)	$25

The table below presents the effect of derivative instruments in the Company’s Consolidated Statements of Net Income for derivatives not designated as hedging instruments for the years ended December 31, 2018, 2017 and 2016:

	Amount of Gain (Loss) Recognized for the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$(336)	$109	$198
Interest rate swap	(71)	45	—
Forward loan sale commitments	(589)	(245)	166
Loan level swaps	3	10	(772)
	$(993)	$(81)	$(408)
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
As of December 31, 2018 and 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $575,000 and $3.1 million, respectively. As of December 31, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has no posted collateral against its obligations under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Note 13.	FAIR VALUE MEASUREMENT
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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $76.6 million and $113.2 million at December 31, 2018 and 2017, respectively. The aggregate fair value of these loans as of the same dates was $78.8 million and $114.1 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at December 31, 2018 and 2017.
Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the gains (losses) in fair value related to mortgage loans held for sale for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Mortgage loans held for sale	$(487)	$1,401	$(192)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during years ended December 31, 2018 and 2017.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$204,098	$—	$204,098	$—
Government-sponsored residential collateralized debt obligations	170,719	—	170,719	—
Government-sponsored commercial mortgage-backed securities	27,678	—	27,678	—
Government-sponsored commercial collateralized debt obligations	148,226	—	148,226	—
Asset-backed securities	100,495	—	—	100,495
Corporate debt securities	83,230	—	83,230	—
Obligations of states and political subdivisions	238,901	—	238,901	—
Total available for sale securities	$973,347	$—	$872,852	$100,495
Mortgage loan derivative assets	$194	$—	$194	$—
Mortgage loan derivative liabilities	681	—	681	—
Loans held for sale	78,788	—	78,788	—
Marketable equity securities	356	356	—	—
Mortgage servicing rights	14,739	—	—	14,739
Interest rate swap assets	13,329	—	13,329	—
Interest rate swap liabilities	13,920	—	13,920	—

December 31, 2017
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$235,479	$—	$235,479	$—
Government-sponsored residential collateralized debt obligations	133,112	—	133,112	—
Government-sponsored commercial mortgage-backed securities	33,255	—	33,255	—
Government-sponsored commercial collateralized debt obligations	147,242	—	147,242	—
Asset-backed securities	167,139	—	—	167,139
Corporate debt securities	89,136	—	89,136	—
Obligations of states and political subdivisions	245,007	—	245,007	—
Marketable equity securities	417	417	—	—
Total available for sale securities	$1,050,787	$417	$883,231	$167,139
Mortgage loan derivative assets	$542	$—	$542	$—
Mortgage loan derivative liabilities	104	—	104	—
Loans held for sale	114,073	—	114,073	—
Mortgage servicing rights	11,733	—	—	11,733
Interest rate swap assets	11,199	—	11,199	—
Interest rate swap liabilities	13,879	—	13,879	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Balance of available for sale securities, at beginning of period	$167,139	$155,472
Net (sales) purchases, settlements	(64,011)	14,030
Principal payments and net accretion	(179)	(3,108)
Total realized (losses) gains on sales included in earnings	(82)	191
Total unrealized (losses) gains included in other comprehensive income	(2,372)	554
Balance at end of period	$100,495	$167,139

Balance of mortgage servicing rights at beginning of period	$11,733	$10,104
Issuances	3,757	3,420
Change in fair value recognized in income	(751)	(1,791)
Balance at end of period	$14,739	$11,733
The following valuation methodologies are used for assets that are recorded at fair value on a recurring basis.
Available for Sale and Marketable Equity Securities: Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third party pricing service and are not adjusted by management.
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
The valuation of the Company’s asset-backed securities is determined utilizing an approach that combines advanced analytics with structural and fundamental cash flow analysis based upon observed market based yields. The third party provider’s model analyzes each instrument’s underlying collateral given observable collateral characteristics and credit statistics to extrapolate future performance and project cash flows, by incorporating expectations of default probabilities, recovery rates, prepayment speeds, loss severities and a derived discount rate. The Company has determined that due to the liquidity and significance of unobservable inputs, asset-backed securities are classified in Level 3 of the valuation hierarchy.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at December 31, 2018:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$100,495	Discounted Cash Flow	Discount Rates	4.4% - 7.7% (5.55%)
			Cumulative Default %	0.5% - 13.0% (7.37%)
			Loss Given Default	0.2% - 4.0% (2.30%)

Mortgage servicing rights	$14,739	Discounted Cash Flow	Discount Rate	11.0% - 15.5% (12.79%)
			Cost to Service	$75 - $135 ($88.03)
			Float Earnings Rate	1.50% (1.50%)
			Prepayment Rate (1)	9.91%
(1) The prepayment rate is based off of a 12-month rolling average.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017. The following tables detail the assets carried at fair value on a non-recurring basis at December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018
Impaired loans	$2,847	$—	$—	$2,847
Other real estate owned	1,389	—	—	1,389
Total	$4,236	$—	$—	$4,236

December 31, 2017
Impaired loans	$4,488	$—	$—	$4,488
Other real estate owned	2,154	—	—	2,154
Total	$6,642	$—	$—	$6,642
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
(Losses) gains on assets recorded at fair value at year-end on a non-recurring basis are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Impaired loans	$(514)	$121	$(541)
Other real estate owned	(311)	(255)	(126)
Total	$(825)	$(134)	$(667)

As of December 31, 2018 and 2017, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018
Financial assets:
Cash and cash equivalents	$97,964	$97,964	$—	$—	$97,964
Available for sale securities	973,347	—	872,852	100,495	973,347
Loans held for sale	78,788	—	78,788	—	78,788
Loans receivable-net	5,622,589	—	—	5,533,626	5,533,626
FHLBB stock	41,407	—	—	41,407	41,407
Accrued interest receivable	24,823	—	—	24,823	24,823
Derivative assets	13,523	—	13,523	—	13,523
Mortgage servicing rights	14,739	—	—	14,739	14,739
Marketable equity securities	356	356	—	—	356
Financial liabilities:
Deposits	5,670,599	—	—	5,661,129	5,661,129
Mortgagors’ and investors’ escrow accounts	4,685	—	—	4,685	4,685
FHLBB advances and other borrowings	899,626	—	900,146	—	900,146
Derivative liabilities	14,601	—	14,601	—	14,601

December 31, 2017
Financial assets:
Cash and cash equivalents	$88,668	$88,668	$—	$—	$88,668
Available for sale securities	1,050,787	417	883,231	167,139	1,050,787
Held to maturity securities	13,598	—	14,300	—	14,300
Loans held for sale	114,073	—	114,073	—	114,073
Loans receivable-net	5,307,678	—	—	5,297,381	5,297,381
FHLBB stock	50,194	—	—	50,194	50,194
Accrued interest receivable	22,332	—	—	22,332	22,332
Derivative assets	11,741	—	11,741	—	11,741
Mortgage servicing rights	11,733	—	—	11,733	11,733
Financial liabilities:
Deposits	5,198,221	—	—	5,191,159	5,191,159
Mortgagors’ and investors’ escrow accounts	7,545	—	—	7,545	7,545
FHLBB advances and other borrowings	1,165,054	—	1,164,431	—	1,164,431
Derivative liabilities	13,983	—	13,983	—	13,983
Certain financial instruments and all nonfinancial investments are exempt from disclosure requirements. Accordingly, the aggregate fair value of amounts presented above may not necessarily represent the underlying fair value of the Company.

Note 14.	SHARE-BASED COMPENSATION PLANS
The Company maintains and operates several stock incentive award plans to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. These plans include those assumed by the Company in 2014 as a result of merger activity. Active plans, as of January 1, 2018 are:
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of December 31, 2018, 2,036,618 shares remained available for future grants under the 2015 Plan.
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $2.5 million with a related tax benefit recorded of $546,000 for the year ended December 31, 2018. Of the total expense, the amount for director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $242,000, and the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $2.2 million.
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
Total employee and director share-based compensation expense recognized for stock options and restricted stock was $2.3 million, with a related tax benefit recorded of $797,000 for the year ended December 31, 2016. Of the total expense, the amount for director share-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $425,000, the amount for officer share-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and benefits expense) was $1.8 million.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.

Stock Options:
The following table presents the activity related to the Company’s stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the year ended December 31, 2018:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	1,694,995	$11.34
Granted	—	—
Exercised	(278,830)	9.80		2.0
Forfeited, expired, or canceled	(29,453)	8.98		0.3
Outstanding at December 31, 2018	1,386,712	$11.70	3.9	4.2
Stock options vested and exercisable at December 31, 2018	1,377,988	$11.69	3.8	$4.1
As of December 31, 2018, the unrecognized cost related to outstanding stock options was $8,000 and will be recognized over a weighted-average period of 0.47 years.
Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.
There were no stock options granted in 2018 or 2017.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were 55,234 options with a SAR component included in total options exercised during the year ended December 31, 2018.
Restricted Stock:
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. During the year ended December 31, 2018, the Company issued 199,830 shares of restricted stock from shares available under the Company’s 2015 Plan to certain employees.
The following table presents the activity for unvested restricted stock for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2017	425,000	$15.55
Granted	199,830	15.88
Vested	(130,959)	15.85
Forfeited	(19,363)	16.88
Unvested as of December 31, 2018	474,508	$15.55
The fair value of restricted shares that vested during the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.8 million, and $1.5 million, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $15.88, $18.15 and $15.61, respectively.
As of December 31, 2018, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.
Of the remaining unvested restricted stock, 259,315 shares will vest in 2019, 114,703 shares will vest in 2020, and 100,490 shares will vest in 2021. Included in unvested shares are performance awards with a December 31, 2018 measurement date, totaling 69,688 shares. The final assessment and measurement of these performance awards are pending, with an expected completion date in the first quarter of 2019. It is anticipated that there will be 36,052 share forfeitures recorded in conjunction with the final assessment.
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
As part of the second-step conversion and stock offering completed in 2011, the Bank authorized the Company to lend funds to the ESOP to purchase 684,395 shares, 276,017 shares of which were purchased during the public offering at a cost of $10.00 per share. In March 2011, the remaining shares totaling 408,378 were subsequently purchased by the ESOP in the open market at an average cost of $10.56 per share, or $4.3 million. The interest rate for the second ESOP loan is the prime rate plus one percent, or 6.25% as of December 31, 2018. As of December 31, 2018, the outstanding balance for the loan was $5.9 million, with a remaining term of 22 years. Principal payments of $1.2 million have been made on the loan since inception. Dividends paid in 2018 totaling $252,000 on all unallocated ESOP shares were offset to the interest payable on the note owed by the Company.
The total ESOP expense was $378,000, $400,000 and $308,000 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there were 182,505 allocated and 501,890 unallocated ESOP shares and the unallocated shares had an aggregate fair value of $7.4 million.
Effective January 1, 2014, the Company merged its ESOP with its Defined Contribution Plan, or 401(k) Plan. In addition to employer matching cash contributions to the 401(k) Plan, shares released from the pay down on the ESOP loans will be allocated to all participants in the 401(k) Plan.

Note 15.	PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS
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

The following table sets forth changes in the benefit obligation, changes in plan assets and the funded status of the pension plan and post-retirement benefit plans for the years ended December 31, 2018, 2017 and 2016:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$31,045	$28,475	$27,115	$1,102	$1,000	$929	$2,059	$2,041	$1,841
Service cost	—	—	—	27	24	22	20	21	13
Interest cost	1,097	1,162	1,186	38	39	39	70	79	76
Plan participants’ contributions	—	—	—	—	—	—	27	28	27
Actuarial (gain) loss	(2,351)	2,379	1,088	(79)	72	37	(280)	(10)	180
Benefits paid and administration expenses	(1,040)	(971)	(914)	(41)	(33)	(27)	(103)	(100)	(96)
Benefit obligation at end of year	$28,751	$31,045	$28,475	$1,047	$1,102	$1,000	$1,793	$2,059	$2,041
Change in Plan Assets:
Fair value of plan assets at beginning of year	$29,903	$26,425	$25,240	$—	$—	$—	$—	$—	$—
Actual (loss) return on plan assets	(1,676)	3,824	1,571	—	—	—	—	—	—
Employer contributions	1,500	625	528	41	33	27	76	72	69
Plan participants’ contributions	—	—	—	—	—	—	27	28	27
Benefits paid and administration expenses	(1,040)	(971)	(914)	(41)	(33)	(27)	(103)	(100)	(96)
Fair value of plan assets at end of year	$28,687	$29,903	$26,425	$—	$—	$—	$—	$—	$—
Funded Status:
Underfunded status at end of year	$(64)	$(1,142)	$(2,050)	$(1,047)	$(1,102)	$(1,000)	$(1,793)	$(2,059)	$(2,041)
Amounts Recognized in the Consolidated Statements of Condition
Accrued expenses and other liabilities	$(64)	$(1,142)	$(2,050)	$(1,047)	$(1,102)	$(1,000)	$(1,793)	$(2,059)	$(2,041)
The components of accumulated other comprehensive loss related to pensions and other post-retirement benefits and related tax effects at December 31, 2018, 2017 and 2016 are summarized below:

	Qualified Pension Plan December 31,			Supplemental Executive Retirement Plans December 31,			Other Post- Retirement Benefits December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In thousands)
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Prior service cost	$—	$—	$—	$64	$71	$78	$—	$—	$—
Net loss (gain)	7,941	7,285	7,696	101	187	117	(245)	35	45
Total unrecognized losses (gains)	7,941	7,285	7,696	165	258	195	(245)	35	45
Deferred tax (asset) liability	(1,749)	(2,625)	(2,773)	(36)	(93)	(70)	54	(12)	(16)
Net impact on accumulated other comprehensive loss	$6,192	$4,660	$4,923	$129	$165	$125	$(191)	$23	$29

The following table sets forth the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss) for the retirement plans for the years ended December 31, 2018, 2017 and 2016:

	Qualified Pension Plan			Supplemental Executive Retirement Plans			Other Post- Retirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$27	$24	$22	$20	$21	$13
Interest cost	1,097	1,162	1,186	38	39	39	70	79	76
Expected return on plan assets	(1,817)	(1,603)	(1,624)	—	—	—	—	—	—
Amortization of net actuarial losses	486	569	495	7	2	—	—	—	—
Amortization of prior service cost	—	—	—	7	7	7	—	—	—
Net periodic (benefit) cost	(234)	128	57	79	72	68	90	100	89

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	1,142	158	1,140	(79)	72	37	(280)	(10)	180
Amortization of net loss	(486)	(569)	(495)	(7)	(2)	—	—	—	—
Amortization of prior service cost	—	—	—	(7)	(7)	(7)	—	—	—
Total recognized in other comprehensive income (loss)	656	(411)	645	(93)	63	30	(280)	(10)	180
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$422	$(283)	$702	$(14)	$135	$98	$(190)	$90	$269
Amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2019 are $572,000, $7,000 and $(13,000) for the qualified pension plan, supplemental executive retirement plan and other post-retirement benefits plan, respectively.
Weighted-average assumptions used to determine pension benefit obligations at December 31, follow:

	Qualified Pension		Supplemental Retirement Plans		Other Post-Retirement Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.15%	3.60%	4.10%	3.50%	4.10%	3.50%
Expected return on plan assets	5.25%	6.50%	—%	—%	—%	—%
Weighted-average assumptions used to determine net benefit pension expense for the years ended December 31, follow:

	Qualified Pension			Supplemental Retirement Plans			Other Post-Retirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.60%	4.15%	4.45%	3.50%	4.00%	4.30%	3.50%	4.00%	4.25%
Expected return on plan assets	6.50%	6.50%	7.00%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	—%	—%	4.00%	4.00%	4.00%
The accumulated post-retirement benefit obligation for the other post-retirement benefits was $1.8 million and $2.1 million as of December 31, 2018 and 2017, respectively.
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
Assumed Healthcare Trend Rates
The Company’s accumulated other post-retirement benefit obligations take into account certain cost-sharing provisions. The annual rate of increase in the cost of covered benefits (i.e., healthcare cost trend rate) is assumed to be 6.75% for Pre-65 & 6.00% for Post-65 at December 31, 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on post-retirement benefit obligation	$181	$(153)
Effect on total service and interest	9	(8)
Plan Assets
The fair value of major categories of pension plan assets as of December 31, 2018 and 2017 are as follows:

	Total Fair Value	Percent
	(In thousands)
December 31, 2018
Fixed income funds	$24,440	85%
Domestic equity funds	2,317	8
International equity funds	1,524	5
Hedge funds	292	1
Money market funds	114	1
Total	$28,687	100%

December 31, 2017
Fixed income funds	$16,264	54%
Domestic equity funds	6,234	21
International equity funds	4,187	14
Hedge funds	2,909	10
Money market funds	309	1
Total	$29,903	100%
All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market.
The Company’s investment goal is to obtain a competitive risk adjusted return on the Pension Plan assets commensurate with prudent investment practices and the plan’s responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The 2018 targeted allocation for fixed income, domestic equity securities, international equity securities, and hedge funds was 85%, 9%, 6% and 0%, respectively. The Pension Plan’s investment policy does not explicitly designate allowable or prohibited investments; instead, it provides guidance regarding investment diversification and other prudent investment practices to limit the risk of loss. The Plan’s asset allocation targets are strategic and long-term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification.

Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio’s strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.
Contributions
There were $1.5 million, $625,000, and $528,000 in contributions to the Qualified Pension Plan in 2018, 2017, and 2016, respectively. The Company does not expect to make any contributions to the Qualified Pension Plan in 2019.
Estimated Future Benefit Payments
The benefit payments expected to be paid are as follows:

	Qualified Pension Plan	Supplemental Executive Retirement Plans	Other Post- Retirement Benefits
	(In thousands)
Years Ending December 31,
2019	$1,220	$41	$100
2020	1,340	41	110
2021	1,360	41	120
2022	1,390	41	110
2023	1,440	41	110
Years 2024-2028	7,690	327	560
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
The funded status (market value of plan assets divided by funding target) of the Pentegra DB Plan as of July 1, 2018 and 2017 was 118.7% and 114.3%, respectively, per the actuarial valuation reports. Market value of plan assets reflects contributions received through June 30, 2018.
The Company’s contributions to the Pentegra DB Plan will not be more than 5% of the total contributions to the Pentegra DB Plan. A $411,000 contribution, recorded as pension expense, was made in 2018, while $50,000 contributions, recorded as pension expense, were made in 2017 and 2016. The Company will make the future required contributions and incur applicable pension expense going forward.
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
In connection with the pension plan being frozen at December 31, 2012, the Company provides additional transitional benefits to the impacted employees through the 401(k) Plan beginning January 1, 2013 for a five year period. Effective January 1, 2018, these transitional benefits were no longer paid.

The Company recorded expenses of $2.0 million, $1.9 million, and $1.7 million related to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16.	REGULATORY MATTERS

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
Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% and a minimum leverage ratio of 4.0% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets are being phased in over several years. The required minimum conservation buffer is 1.875% as of December 31, 2018, and increased to 2.5% on January 1, 2019. The required minimum conservation buffer as of December 31, 2017 was 1.25%. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase-in periods.
As of December 31, 2018 and 2017, the notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. As of December 31, 2018 and 2017, the Company and the Bank have met all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank:
December 31, 2018
Total capital to risk weighted assets	$694,633	11.9%	$466,980	8.0%	$583,725	10.0%
Common equity tier 1 capital to risk weighted assets	640,773	10.9	264,539	4.5	382,112	6.5
Tier 1 capital to risk weighted assets	640,773	10.9	352,719	6.0	470,292	8.0
Tier 1 capital to total average assets	640,773	9.0	284,788	4.0	355,985	5.0

December 31, 2017
Total capital to risk weighted assets	$642,179	11.6%	$442,882	8.0%	$553,603	10.0%
Common equity tier 1 capital to risk weighted assets	593,155	10.7	249,458	4.5	360,328	6.5
Tier 1 capital to risk weighted assets	593,155	10.7	332,610	6.0	443,480	8.0
Tier 1 capital to total average assets	593,155	8.7	272,715	4.0	340,894	5.0

United Financial Bancorp, Inc.:
December 31, 2018
Total capital to risk weighted assets	$739,322	12.6%	$469,411	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	610,462	10.4	264,142	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	610,462	10.4	352,190	6.0	N/A	N/A
Tier 1 capital to total average assets	610,462	8.4	290,696	4.0	N/A	N/A

December 31, 2017
Total capital to risk weighted assets	$701,794	12.6%	$445,583	8.0%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	577,770	10.4	249,997	4.5	N/A	N/A
Tier 1 capital to risk weighted assets	577,770	10.4	333,329	6.0	N/A	N/A
Tier 1 capital to total average assets	577,770	8.4	275,129	4.0	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholders if such dividends would reduce regulatory capital below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of December 31, 2018 and 2017, $135.0 million and $108.3 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

The following table provides a reconciliation of the Company’s total consolidated equity to the capital amounts for the Bank reflected in the preceding table:

	December 31,
	2018	2017
	(In thousands)
Total consolidated equity	$712,518	$693,328
Adjustments:
Additional Bank-only equity	36,322	20,081
Accumulated other comprehensive loss	30,414	11,840
Disallowed goodwill and other intangible assets	(121,839)	(117,847)
Disallowed deferred tax assets	(16,642)	(11,398)
Other	—	(2,849)
Tier 1 capital	640,773	593,155
Allowance for loan losses and off-balance sheet credit losses	53,860	48,944
Unrealized gains on available-for-sale securities includible in total risk-based capital	—	80
Total risk-based capital	$694,633	$642,179

Note 17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
	2018	2017
Benefit plans:
Unrecognized net actuarial loss	$(7,861)	$(7,578)
Tax effect	1,731	2,730
Net-of-tax amount	(6,130)	(4,848)
Securities available for sale:
Net unrealized loss	(31,248)	(8,896)
Tax effect	6,885	3,201
Net-of-tax amount	(24,363)	(5,695)
Interest rate swaps:
Net unrealized gain (loss)	101	(2,028)
Tax effect	(22)	731
Net-of-tax amount	79	(1,297)
	$(30,414)	$(11,840)
On January 1, 2018, the Company adopted ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addressed the impact of the federal rate tax deduction on deferred taxes that were originally recorded through accumulated other comprehensive income. Through the adoption of this ASU, the Company reclassed the “dangling” difference due to the tax rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, a one-time reclassification of $2.6 million was made from accumulated other comprehensive loss to retained earnings.

Note 18.	NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(In thousands, except share data)	2018	2017	2016
Net income	$59,906	$54,618	$49,661
Adjusted weighted-average common shares outstanding	51,069,346	50,820,019	50,290,934
Less: average number of unvested ESOP award shares	514,134	536,948	559,785
Weighted-average basic shares outstanding	50,555,212	50,283,071	49,731,149
Dilutive effect of stock options	457,027	639,581	357,881
Weighted-average diluted shares	51,012,239	50,922,652	50,089,030
Net income per share:
Basic	$1.18	$1.09	$1.00
Diluted	$1.17	$1.07	$0.99
There were no anti-dilutive options for the years ended December 31, 2018 and 2017. For the year ending December 31, 2016, the weighted-average number of anti-dilutive stock options excluded from the diluted net income per share calculation was 258,000. Stock options were anti-dilutive because the strike price was greater than the average fair value of the Company’s common stock for the periods presented.

Note 19.	OTHER COMMITMENTS AND CONTINGENCIES
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
Future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows as of December 31, 2018:

(In thousands)
2019	$7,148
2020	7,704
2021	7,536
2022	7,070
2023	5,962
Thereafter	42,007
$77,427
Total rental expense charged to operations for all cancelable and non-cancelable operating leases was $6.9 million, $5.3 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company, as a landlord, leases space to third party tenants under non-cancelable operating leases. In addition to base rent, the leases require payments for executory costs. Future minimum rents receivable under the non-cancelable leases are as follows as of December 31, 2018:

(In thousands)
2019	$1,362
2020	1,407
2021	1,276
2022	841
2023	144
Thereafter	297
$5,327
Rental income is recorded as a reduction to occupancy and equipment expense in the accompanying Consolidated Statements of Net Income and amounted to $1.1 million, $573,000 and $553,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Legal Matters:    The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of December 31, 2018.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$140,875	$110,664
Undisbursed construction loans	122,838	136,149
Undisbursed home equity lines of credit	453,634	412,484
Undisbursed commercial lines of credit	515,193	412,547
Standby letters of credit	13,252	14,680
Unused credit card lines	21,331	16,084
Unused checking overdraft lines of credit	2,322	1,544
Total	$1,269,445	$1,104,152
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

Other Commitments
The Company invests in partnerships, including low income housing tax credits, new markets housing tax credits, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $51.5 million at December 31, 2018 and is included in other assets on the Consolidated Statement of Condition. At December 31, 2018, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $4.0 million, which constitutes our maximum potential obligation to these partnerships.

Note 20.	SELECTED QUARTERLY CONSOLIDATED INFORMATION (UNAUDITED)
The Company’s quarterly results of operations were as follows:

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$72,223	$70,191	$67,130	$63,494	$61,727	$60,799	$58,562	$55,166
Interest expense	23,861	21,762	18,949	16,951	14,878	14,031	12,234	10,869
Net interest income	48,362	48,429	48,181	46,543	46,849	46,768	46,328	44,297
Provision for loan losses	2,618	2,007	2,350	1,939	2,250	2,566	2,292	2,288
Net interest income after provision for loan losses	45,744	46,422	45,831	44,604	44,599	44,202	44,036	42,009
Non-interest income	9,493	9,555	8,360	9,289	7,581	8,426	9,826	8,732
Other non-interest expense	43,718	38,943	38,370	36,736	37,237	35,262	35,329	34,922
Income before income taxes	11,519	17,034	15,821	17,157	14,943	17,366	18,533	15,819
Provision (benefit) for income taxes	(646)	726	175	1,370	5,442	2,175	2,333	2,093
Net income	$12,165	$16,308	$15,646	$15,787	$9,501	$15,191	$16,200	$13,726

Earnings per share:
Basic	$0.24	$0.32	$0.31	$0.31	$0.19	$0.30	$0.32	$0.27
Diluted	$0.24	$0.32	$0.31	$0.31	$0.19	$0.30	$0.32	$0.27
Stock Price (per share):
High	$17.14	$18.20	$18.33	$18.30	$19.35	$18.50	$18.29	$18.66
Low	$13.58	$16.86	$15.78	$15.47	$17.09	$16.27	$15.84	$15.75

The primary driver in the increase in other non-interest expense in the fourth quarter of 2018 was due to a change in the Company’s mortgage banking strategy, which resulted in a reduction of staff in the mortgage division. Consequently, the Company recorded a $2.2 million severance expense (pre-tax) in the quarter ending December 31, 2018. Additionally, in the fourth quarter of 2018, the Company recorded expenses related to lease impairment as a result of branch consolidation and expenses associated with the six acquired branches in October 2018. Furthermore, the Company took advantage of additional tax planning strategies afforded by the Tax Act, which contributed to the fourth quarter benefit recorded for income taxes.
The fourth quarter of 2017 was significantly impacted by the Tax Act, resulting in a $2.8 million negative net income impact, of which, $1.6 million flowed directly through the provision for income taxes. The quarter was also impacted by accelerated lease expense recognized on a property that the Company no longer occupied, as well as the Company’s move to its new headquarters in Hartford, Connecticut, both causing an increase in other non-interest expense as compared to previous quarters.

Note 21.	PARENT COMPANY FINANCIAL INFORMATION
The following represents the Company’s Condensed Statements of Condition as of December 31, 2018 and 2017 and Condensed Statements of Net Income and Cash Flows for the years ended December 31, 2018, 2017 and 2016 which should be read in conjunction with the Consolidated Financial Statements and related notes:
Condensed Statements of Condition

	At December 31,
	2018	2017
	(In thousands)
Assets:
Cash and due from banks	$15,001	$24,365
Investment in United Bank	748,840	713,409
Due from United Bank	14,954	13,101
Other assets	15,787	24,210
Total Assets	$794,582	$775,085
Liabilities and Stockholders’ Equity:
Subordinated debentures	$80,201	$79,956
Accrued expenses and other liabilities	1,863	1,801
Stockholders’ equity	712,518	693,328
Total Liabilities and Stockholders’ Equity	$794,582	$775,085
Condensed Statements of Net Income

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest and dividend income on investments	$25	$25	$159
Interest expense on subordinated debentures	(4,879)	(4,794)	(4,738)
Net interest expense	(4,854)	(4,769)	(4,579)
Non-interest income	108	830	—
General and administrative expense	(5,046)	(5,350)	(4,982)
Loss before tax benefit and equity in undistributed net loss of United Bank	(9,792)	(9,289)	(9,561)
Income tax benefit	2,452	3,987	3,338
Loss before equity in undistributed net income of United Bank	(7,340)	(5,302)	(6,223)
Equity in undistributed net income of United Bank	67,246	59,920	55,884
Net income	$59,906	$54,618	$49,661

Condensed Statements of Cash Flows

	For the Years ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$59,906	$54,618	$49,661
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of purchase accounting marks, net	118	114	100
Amortization of subordinated debt issuance costs, net	127	126	127
Share-based compensation expense	2,481	2,699	2,252
ESOP expense	378	400	308
Undistributed income of United Bank	(67,246)	(59,920)	(55,884)
Deferred tax (benefit) provision	(1,987)	7,166	4,237
Tax benefit of stock-based awards	—	—	(486)
Net change in:
Due from United Bank	(1,853)	(1,696)	(2,031)
Other assets	10,418	3,941	6,879
Accrued expenses and other liabilities	62	118	(19)
Net cash provided by operating activities	2,404	7,566	5,144
Cash flows from investing activities:
Dividends from United Bank	16,000	24,000	—
Net cash provided by investing activities	16,000	24,000	—
Cash flows from financing activities:
Common stock repurchased	(5,157)	(1,312)	—
Proceeds from the exercise of stock options	2,247	2,460	6,275
Cancellation of shares for tax withholding	(601)	(805)	(327)
Tax effects of share-based awards	—	—	486
Cash dividends paid on common stock	(24,257)	(24,111)	(23,836)
Net cash used in financing activities	(27,768)	(23,768)	(17,402)
Net increase (decrease) in cash and cash equivalents	(9,364)	7,798	(12,258)
Cash and cash equivalents — beginning of year	24,365	16,567	28,825
Cash and cash equivalents — end of year	$15,001	$24,365	$16,567
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,835	$4,574	$3,655

Note 22.	SUBSEQUENT EVENTS

The Company invests, as a limited liability member, in Solar Eclipse Investment Fund X, LLC, Solar Eclipse Investment Fund XV, LLC, and Solar Eclipse Investment Fund XXIII, LLC, which are alternative energy funds generating investment tax credits for the Company. On February 4, 2019, D.C. Solar Solutions, Inc. and D.C. Solar Distributions, Inc., the debtor and lessee, respectively, of the funds, filed for Chapter 11 bankruptcy.  As of December 31, 2018, the Company held approximately $19.0 million in recorded investment balance for these funds, and has $18.3 million in recognized associated tax credit benefits for the periods 2014 through 2018 that are potentially subject to reversal if it is determined that the basis of the leased assets do not support the tax credit. As of the filing date of the Annual Report on Form 10-K, there is $8.2 million of the $18.3 million of tax credit benefit subject to reversal if it is determined that the tax credits are accurate but the leased assets will no longer remain in service. The Company has not determined whether there is any impact to the investment in these funds or the tax credits generated from the funds as a result of the bankruptcy filing and is currently monitoring the investments for possible impairment, if any.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears on page 80.
Changes in Internal Control:
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2018.
Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2018.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2018.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2018.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2018.

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

3.2	The Bylaws, as amended and restated. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2018)
10.5
Supplemental Savings and Retirement Plan of United Bank as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)*

10.6
United Bank Officer Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006 (File No. 000-52139))*

10.9
United Bank Supplemental Executive Retirement Plan as amended and restated effective December 31, 2007 (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on December 18, 2007)*

10.10
United Financial Bancorp, Inc. 2006 Stock Incentive Award Plan (incorporated herein by reference to Appendix B in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on July 3, 2006 (File No. 000-51239))*

10.11.2
Supplemental Executive Retirement Agreement of United Bank for William H.W. Crawford, IV effective December 26, 2012 (incorporated by reference to Exhibit 10.11.2 to the Current Report on the Company’s Form 8-K filed on January 2, 2013)*

10.11.4
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank, and with William H.W. Crawford, IV dated November 20, 2017 (incorporated herein by reference to Exhibit 10.11.4 to the Current Report on the Company’s Form 8-K filed on November 21, 2017)*

146

10.12
Supplemental Executive Retirement Agreement of United Bank for Mark A. Kucia effective December 6, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)*

10.12.1
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Mark A. Kucia, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016)*

10.14
United Financial Bancorp, Inc. 2012 Stock Incentive Award Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for Rockville Financial, Inc. (now United Financial Bancorp, Inc.) filed on April 4, 2012 (File No. 0001193125-12-149948)*

10.17
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Eric R. Newell, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)*

10.18
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and David Paulson, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016)*

10.19
Form of United Financial Bancorp, Inc. Executive Change in Control Severance Plan, effective January 21, 2015 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 9, 2015)*

10.20	United Financial Bancorp, Inc. 2015 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A in the Definitive Proxy Statement on Form 14A for the Company filed September 8, 2015)*
10.21
Employment Agreement as amended and restated by and among United Financial Bancorp, Inc., United Bank and Brandon C. Lorey, effective January 1, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed August 5, 2016)*

10.22
Employment Agreement by and among United Financial Bancorp, Inc., United Bank and John J. Smith effective January 19, 2016 (incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 5, 2017)*

14.0	United Financial Bancorp, Inc., United Bank, Standards of Conduct Policy - Employees filed herewith
21.0	Subsidiaries of United Financial Bancorp, Inc. and United Bank filed herewith
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C. filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer attached hereto
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition; (ii) the Consolidated Statements of Net Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements filed herewith

*Management contract of compensatory plan or agreement

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
Eric R. Newell
Executive Vice President, Chief
Financial Officer and Treasurer
Date: February 28, 2019

148

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William H.W. Crawford, IV	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2019
William H.W. Crawford, IV

/s/ Eric R. Newell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2019
Eric R. Newell

/s/ Paula A. Aiello	Director	February 28, 2019
Paula A. Aiello

/s/ Michael A. Bars	Director	February 28, 2019
Michael A. Bars

/s/ Michael F. Crowley	Director	February 28, 2019
Michael F. Crowley

/s/ Kristen A. Johnson	Director	February 28, 2019
Kristen A. Johnson

/s/ Carol A. Leary	Director	February 28, 2019
Carol A. Leary

/s/ Raymond H. Lefurge, Jr.	Vice Chairman	February 28, 2019
Raymond H. Lefurge, Jr.

/s/ Kevin E. Ross	Director	February 28, 2019
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Chairman	February 28, 2019
Robert A. Stewart, Jr.

