Form 10-Q
period 2019-03-31
United Financial Bancorp, Inc.
filed 2019-05-07
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.
Commission File Number: 001-35028
United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	27-3577029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Asylum Street, Hartford, Connecticut	06103
(Address of principal executive offices)	(Zip Code)
(860) 291-3600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	UBNK	NASDAQ Global Select Stock Market

As of April 30, 2019, there were 51,128,727 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Cash and due from banks	$50,823	$36,434
Short-term investments	104,350	61,530
Total cash and cash equivalents	155,173	97,964
Available-for-sale securities - at fair value	848,541	973,347
Loans held for sale	16,172	78,788
Loans receivable (net of allowance for loan losses of $52,041 at March 31, 2019 and $51,636 at December 31, 2018)	5,697,442	5,622,589
Federal Home Loan Bank of Boston stock, at cost	37,702	41,407
Accrued interest receivable	25,061	24,823
Deferred tax asset, net	27,600	32,706
Premises and equipment, net	63,863	68,657
Operating lease right-of-use assets	44,377	—
Finance lease right-of-use assets	4,356	—
Goodwill	116,727	116,769
Core deposit intangible	5,607	6,027
Cash surrender value of bank-owned life insurance	194,496	193,429
Other assets	102,823	100,368
Total assets	$7,339,940	$7,356,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$777,969	$799,785
Interest-bearing	4,886,283	4,870,814
Total deposits	5,664,252	5,670,599
Mortgagors’ and investors’ escrow accounts	11,510	4,685
Advances from the Federal Home Loan Bank of Boston	737,115	797,271
Other borrowings	89,553	102,355
Operating lease liabilities	56,265	—
Finance lease liabilities	4,585	—
Accrued expenses and other liabilities	52,562	69,446
Total liabilities	6,615,842	6,644,356

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 51,100,720 and 51,104,783 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	539,776	539,476
Additional paid-in capital	2,432	1,933
Unearned compensation - ESOP	(5,181)	(5,238)
Retained earnings	203,156	206,761
Accumulated other comprehensive loss, net of tax	(16,085)	(30,414)
Total stockholders’ equity	724,098	712,518
Total liabilities and stockholders’ equity	$7,339,940	$7,356,874

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$64,764	$54,780
Securities - taxable interest	6,475	5,498
Securities - non-taxable interest	1,094	2,429
Securities - dividends	656	637
Interest-bearing deposits	225	150
Total interest and dividend income	73,214	63,494
Interest expense:
Deposits	19,931	11,027
Borrowed funds	6,346	5,924
Total interest expense	26,277	16,951
Net interest income	46,937	46,543
Provision for loan losses	2,043	1,939
Net interest income after provision for loan losses	44,894	44,604
Non-interest income:
Service charges and fees	6,185	6,159
Gain on sales of securities, net	737	116
Income from mortgage banking activities	591	1,729
Bank-owned life insurance income	1,946	1,646
Net loss on limited partnership investments	(603)	(590)
Other income	124	229
Total non-interest income	8,980	9,289
Non-interest expense:
Salaries and employee benefits	22,202	21,198
Service bureau fees	2,037	2,218
Occupancy and equipment	5,540	4,949
Professional fees	1,293	1,164
Marketing and promotions	858	685
FDIC insurance assessments	659	739
Core deposit intangible amortization	420	337
Other	6,178	5,446
Total non-interest expense	39,187	36,736
Income before income taxes	14,687	17,157
Provision for income taxes	2,030	1,370
Net income	$12,657	$15,787

Net income per share:
Basic	$0.25	$0.31
Diluted	$0.25	$0.31
Weighted-average shares outstanding:
Basic	50,615,059	50,474,942
Diluted	50,907,092	50,996,596

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$12,657	$15,787
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains (losses)	23,770	(16,990)
Reclassification adjustment for gains realized in operations (1)	(737)	(116)
Net unrealized gains (losses)	23,033	(17,106)
Tax effect - (expense) benefit	(5,075)	3,933
Net-of-tax amount - securities available-for-sale	17,958	(13,173)
Interest rate swaps designated as cash flow hedges:
Unrealized (losses) gains	(4,573)	4,432
Reclassification adjustment for (gains) losses recognized in interest expense (2)	(223)	345
Net unrealized (losses) gains	(4,796)	4,777
Tax effect - benefit (expense)	1,056	(1,052)
Net-of-tax amount - interest rate swaps	(3,740)	3,725
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	2	2
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	139	123
Net change in gains and prior service costs	141	125
Tax effect - expense	(30)	(27)
Net-of-tax amount - pension and post-retirement plans	111	98
Total other comprehensive income (loss)	14,329	(9,350)
Comprehensive income	$26,986	$6,437

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $162 and $26 for the three months ended March 31, 2019 and 2018, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax (expense) benefit associated with the reclassification adjustment for the three months ended March 31, 2019 and 2018 was $(49) and $76, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the three months ended March 31, 2019 and 2018 was $31 and $27, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2018	51,104,783	$539,476	$1,933	$(5,238)	$206,761	$(30,414)	$712,518
Adoption of ASU No. 2017-08 (see Note 3)	—	—	—	—	(10,187)	—	(10,187)
Comprehensive income	—	—	—	—	12,657	14,329	26,986
Stock-based compensation expense	—	—	580	—	—	—	580
ESOP shares released or committed to be released	—	—	29	57	—	—	86
Shares issued for stock options exercised	51,513	807	(339)	—	—	—	468
Shares cancelled for restricted stock forfeitures	(37,292)	(507)	507	—	—	—	—
Cancellation of shares for tax withholding	(18,284)	—	(278)	—	—	—	(278)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,075)	—	(6,075)
Balance at March 31, 2019	51,100,720	$539,776	$2,432	$(5,181)	$203,156	$(16,085)	$724,098

Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328
Adoption of ASU No. 2016-01 (see Note 3)	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02 (see Note 10)	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	15,787	(9,350)	6,437
Common stock repurchased	(94,900)	(1,551)	—	—	—	—	(1,551)
Stock-based compensation expense	—	—	718	—	—	—	718
ESOP shares released or committed to be released	—	—	38	57	—	—	95
Shares issued for stock options exercised	22,808	365	(185)	—	—	—	180
Shares issued for restricted stock grants	8,763	147	(147)	—	—	—	—
Cancellation of shares for tax withholding	(4,756)	—	(85)	—	—	—	(85)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,122)	—	(6,122)
Balance at March 31, 2018	50,976,667	$536,537	$5,052	$(5,409)	$180,777	$(23,957)	$693,000
United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$12,657	$15,787
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	1,767	1,205
Amortization of intangible assets and purchase accounting marks, net	533	305
Amortization of subordinated debt issuance costs	32	32
Stock-based compensation expense	580	718
ESOP expense	86	95
Provision for loan losses	2,043	1,939
Gains on sales of securities, net	(737)	(116)
Net realized (gain) loss on marketable equity securities	(53)	24
Loans originated for sale	(27,364)	(49,220)
Principal balance of loans sold	89,980	99,899
Decrease (increase) in mortgage servicing asset	48	(1,600)
Gain on sales of other real estate owned	(26)	(13)
Net change in mortgage banking fair value adjustments	11	1,488
Loss on disposal of equipment	29	68
Write-downs of other real estate owned	21	101
Depreciation and amortization of premises and equipment	2,104	1,863
Net loss on limited partnership investments	603	590
Deferred income tax expense (benefit)	1,057	(200)
Increase in cash surrender value of bank-owned life insurance	(1,525)	(1,420)
Income recognized from death benefits on bank-owned life insurance	(421)	(226)
Right-of-use asset depreciation	1,294	—
Amortization of lease liabilities	(1,050)	—
Lease incentives received	117	—
Net change in:
Deferred loan fees and premiums	(115)	70
Accrued interest receivable	(238)	(1)
Other assets	(7,742)	(3,061)
Accrued expenses and other liabilities	(5,128)	1,445
Net cash provided by operating activities	68,563	69,772
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	256,198	58,676
Proceeds from calls and maturities of available-for-sale securities	4,425	18,250
Principal payments on available-for-sale securities	13,809	18,412
Purchases of available-for-sale securities	(137,810)	(80,660)
Redemption of FHLBB and other restricted stock	5,635	2,634
Purchase of FHLBB stock	(1,930)	(2,335)
Proceeds from sale of other real estate owned	267	829
Purchases of loans	(53,383)	(61,570)
Loan originations, net of principal repayments	(23,805)	15,906
Proceeds from bank-owned life insurance death benefits	854	368
Purchases of bank-owned life insurance	—	(30,000)
Proceeds from redemption of bank-owned life insurance	—	26,292
Purchases of premises and equipment	(928)	(2,061)
Net cash provided by (used in) investing activities	63,332	(35,259)

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Net decrease in non-interest-bearing deposits	(21,816)	(25,001)
Net increase in interest-bearing deposits	15,469	109,351
Net increase in mortgagors’ and investors’ escrow accounts	6,825	3,551
Net decrease in short-term FHLBB advances	(75,000)	(132,000)
Repayments of long-term FHLBB advances	(144)	(385)
Proceeds from long-term FHLBB advances	15,000	—
Net change in other borrowings	(9,070)	(1,877)
Principal payments on finance leases	(65)	—
Proceeds from exercise of stock options	468	180
Common stock repurchased	—	(1,551)
Cancellation of shares for tax withholding	(278)	(85)
Cash dividend paid on common stock	(6,075)	(6,122)
Net cash used in financing activities	(74,686)	(53,939)
Net increase (decrease) in cash and cash equivalents	57,209	(19,426)
Cash and cash equivalents, beginning of period	97,964	88,668
Cash and cash equivalents, end of period	$155,173	$69,242

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$25,349	$15,446
Income taxes, net	783	401
Transfer of loans to other real estate owned	302	698
Change in due to broker, investment purchases	—	6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,548	—
Operating cash flows from finance leases	63	—
Finance cash flows from finance leases	65	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	44,377	—
Finance leases	4,356	—

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Hartford, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 59 banking offices, its commercial loan production offices, its mortgage loan production offices, 72 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
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
The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2018 audited consolidated financial statements and notes thereto included in United Financial Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
Reclassifications
Certain reclassifications have been made in prior periods’ consolidated financial statements to conform to the 2019 presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash equivalents.
Use of Estimates
The preparation of the consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the realizability of deferred tax assets, the evaluation of securities for other-than-temporary impairment, the valuation of derivative instruments and hedging activities, and goodwill impairment valuations.

Note 2.	Recent Accounting Pronouncements
Recently Adopted Accounting Principles Previously Disclosed
Effective January 1, 2019, the Company adopted the following Accounting Standards Updates (“ASUs”):

•	ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting

•	ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•	ASU No. 2016-02, Leases (Topic 842)

•	ASU No. 2018-11, Leases (Topic 842): Targeted Improvements

•	ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

See Note 3, “Securities”, and Note 5, “Leases” for further discussion of the impact of ASU No. 2017-08, ASU No. 2016-02, ASU No. 2018-11, and ASU No. 2018-20. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated interim financial statements.
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Disclosure
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this Update remove the disclosure requirements that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted and amendments should be applied on a retrospective basis to all periods presented. This ASU will affect the Company’s disclosure only and will not have a financial statement impact.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU updates disclosure requirements of Accounting Standards Codification (“ASC”) Topic 820 in order to improve the effectiveness of the disclosures. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments affecting changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. This ASU will affect the Company’s disclosures only and will not have a financial statement impact.

Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.

The Company is evaluating the provisions of ASU No. 2016-13 and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. The ASU is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has formed a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes. The Company has evaluated portfolio segments and methodologies and is evaluating the control environment under the new standard. Additionally, the Company has initiated parallel testing, however any results are preliminary. The Company has engaged a third party to perform a review of model governance and related internal controls, the outcome of which could change the impact of ASU No. 2016-13.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities classified as available-for-sale at March 31, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$202,586	$506	$(1,162)	$201,930
Government-sponsored residential collateralized debt obligations	131,755	275	(503)	131,527
Government-sponsored commercial mortgage-backed securities	28,617	—	(213)	28,404
Government-sponsored commercial collateralized debt obligations	151,545	94	(5,688)	145,951
Asset-backed securities	159,382	240	(1,451)	158,171
Corporate debt securities	94,959	276	(769)	94,466
Obligations of states and political subdivisions	87,912	734	(554)	88,092
Total available-for-sale securities	$856,756	$2,125	$(10,340)	$848,541

December 31, 2018
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$208,916	$—	$(4,818)	$204,098
Government-sponsored residential collateralized debt obligations	172,468	270	(2,019)	170,719
Government-sponsored commercial mortgage-backed securities	28,694	—	(1,016)	27,678
Government-sponsored commercial collateralized debt obligations	155,091	—	(6,865)	148,226
Asset-backed securities	102,371	15	(1,891)	100,495
Corporate debt securities	86,462	48	(3,280)	83,230
Obligations of states and political subdivisions	250,593	425	(12,117)	238,901
Total available-for-sale securities	$1,004,595	$758	$(32,006)	$973,347
At March 31, 2019, the net unrealized loss on securities available-for-sale of $8.2 million, net of an income tax benefit of $1.8 million, or $6.4 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at March 31, 2019 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	10,747	10,820
After 5 years through 10 years	87,345	86,743
After 10 years	84,779	84,995
	182,871	182,558
Government-sponsored residential mortgage-backed securities	202,586	201,930
Government-sponsored residential collateralized debt obligations	131,755	131,527
Government-sponsored commercial mortgage-backed securities	28,617	28,404
Government-sponsored commercial collateralized debt obligations	151,545	145,951
Asset-backed securities	159,382	158,171
Total available-for-sale debt securities	$856,756	$848,541

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities to be recorded in the Consolidated Statements of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one-time adjustment that increased retained earnings and increased accumulated other comprehensive losses on January 1, 2018 by $177,000. For the three months ended March 31, 2019 and 2018, there were $53,000 and ($24,000), respectively, in realized gains (losses) recognized in other income in the Consolidated Statements of Net Income on marketable equity securities. At March 31, 2019 and December 31, 2018, the fair value of marketable equity securities included in other assets on the Consolidated Statements of Condition was $409,000 and $356,000, respectively.

Effective January 1, 2019, the Company adopted FASB ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which required the Company to recognize the amortization period for callable debt securities held at a premium as the period from purchase to earliest call date. The cumulative-effect adjustment resulting from the adoption of this new standard was a one-time adjustment that decreased retained earnings by $10.2 million.
At March 31, 2019 and December 31, 2018, the Company had securities with a fair value of $369.6 million and $438.8 million, respectively, pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
For the three months ended March 31, 2019 and 2018, gross gains of $2.9 million and $347,000, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $2.1 million and $231,000 realized on the sale of available-for-sale securities for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of March 31, 2019, the fair value of the obligations of states and political subdivisions portfolio was $88.1 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $88.1 million, $38.1 million were representative of general obligation bonds, for which $24.6 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
March 31, 2019
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$—	$—	$123,622	$(1,162)	$123,622	$(1,162)
Government-sponsored residential collateralized debt obligations	—	—	63,316	(503)	63,316	(503)
Government-sponsored commercial mortgage-backed securities	—	—	28,404	(213)	28,404	(213)
Government-sponsored commercial collateralized debt obligations	—	—	138,443	(5,688)	138,443	(5,688)
Asset-backed securities	77,129	(848)	26,495	(603)	103,624	(1,451)
Corporate debt securities	4,460	(55)	39,222	(714)	43,682	(769)
Obligations of states and political subdivisions	856	(3)	29,564	(551)	30,420	(554)
Total available-for-sale securities	$82,445	$(906)	$449,066	$(9,434)	$531,511	$(10,340)

December 31, 2018
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$97,634	$(1,590)	$106,464	$(3,228)	$204,098	$(4,818)
Government-sponsored residential collateralized debt obligations	5,093	(54)	107,291	(1,965)	112,384	(2,019)
Government-sponsored commercial mortgage-backed securities	—	—	27,678	(1,016)	27,678	(1,016)
Government-sponsored commercial collateralized debt obligations	15,787	(176)	132,439	(6,689)	148,226	(6,865)
Asset-backed securities	62,444	(1,272)	23,426	(619)	85,870	(1,891)
Corporate debt securities	43,937	(1,394)	33,245	(1,886)	77,182	(3,280)
Obligations of states and political subdivisions	89,312	(2,204)	137,590	(9,913)	226,902	(12,117)
Total available-for-sale securities	$314,207	$(6,690)	$568,133	$(25,316)	$882,340	$(32,006)
Of the available-for-sale securities summarized above as of March 31, 2019, 25 securities had unrealized losses equaling 1.1% of the amortized cost basis for less than twelve months and 97 securities had unrealized losses of 2.1% of the amortized cost basis for twelve months or more. As of December 31, 2018, of the available-for sale securities, 95 securities had unrealized losses equaling 2.1% of the amortized cost basis for less than twelve months and 155 securities had unrealized losses equaling 4.3% of the amortized cost basis for twelve months or more.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of March 31, 2019 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which a security is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2019.

Government-sponsored residential mortgage backed securities, residential collateralized debt obligations, commercial mortgage-backed securities, and commercial collateralized debt obligations.  The unrealized losses on certain securities within the Company’s government-sponsored mortgage-backed and collateralized debt obligation portfolios were caused by the higher overall interest rate levels compared to the market interest rates when purchases were initiated. The Company monitors this risk, and does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities.  The unrealized losses on certain securities within the Company’s asset-backed securities portfolio were largely driven by the spread widening of these securities as a response to the market volatility in the fourth quarter of 2018, with limited tightening occurring in the first quarter of 2019. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$439,366	7.7%	$443,398	7.8%
Investor non-owner occupied	1,932,137	33.7	1,911,070	33.8
Construction	94,649	1.6	87,493	1.5
Total commercial real estate loans	2,466,152	43.0	2,441,961	43.1

Commercial business loans	920,165	16.1	886,770	15.7

Consumer loans:
Residential real estate	1,322,423	23.1	1,313,373	23.2
Home equity	583,368	10.2	583,454	10.3
Residential construction	13,620	0.2	20,632	0.4
Other consumer	425,854	7.4	410,249	7.3
Total consumer loans	2,345,265	40.9	2,327,708	41.2
Total loans	5,731,582	100.0%	5,656,439	100.0%
Net deferred loan costs and premiums	17,901		17,786
Allowance for loan losses	(52,041)		(51,636)
Loans - net	$5,697,442		$5,622,589
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
At March 31, 2019, the Company had an allowance for loan losses of $52.0 million, or 0.91%, of total loans as compared to an allowance for loan losses of $51.6 million, or 0.91%, of total loans at December 31, 2018. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
There are three components for the allowance for loan loss calculation:
General component
The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner-occupied and investor non-owner occupied commercial real estate, commercial and residential construction, commercial business, residential real estate, home equity, and other consumer. Management uses a rolling average of historical losses based on a 12-quarter loss history to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels and trends in delinquencies; level and trend of charge-offs and recoveries; trends in volume and types of loans; effects of changes in risk selection and underwriting standards; experience and depth of management; changes in weighted average risk ratings; and national and local economic trends and conditions. The general component of the allowance for loan losses also includes a reserve based upon historical loss experience for loans which were acquired and have subsequently evidenced measured credit deterioration following initial acquisition. Our acquired loan portfolio is comprised of purchased loans that show no evidence of deterioration subsequent to acquisition and therefore are not covered by the allowance for loan losses. Acquired impaired loans are loans with evidence of deterioration subsequent to acquisition and are considered in establishing the allowance for loan losses. There were no changes in the Company’s methodology pertaining to the general component of the allowance for loan losses during 2019.
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
At the time of loan origination, a risk rating based on this nine point grading system is assigned to each loan based on the loan officer’s assessment of risk. For residential real estate and other consumer loans, the Company considers factors such as updated FICO scores, employment status, home prices, loan to value and geography. Residential real estate and other consumer loans are pass rated unless their payment history reveals signs of deterioration, which may result in modifications to the original contractual terms. In situations which require modification to the loan terms, the internal loan grade will typically be reduced to substandard. More complex loans, such as commercial business loans and commercial real estate loans require that the Company’s internal credit department further evaluate the risk rating of the individual loan, with the credit department and Chief Credit Officer having final determination of the appropriate risk rating. These more complex loans and relationships receive an in-depth analysis and periodic review to assess the appropriate risk rating on a post-closing basis with changes made to the risk rating as the borrower’s and economic conditions warrant. The credit quality of the Company’s loan portfolio is reviewed by a third-party risk assessment firm throughout the year and by the Company’s internal credit management function. The internal and external analysis of the loan portfolio is utilized to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Special Mention, Substandard or Doubtful are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being loss are normally fully charged off.
The following table presents the Company’s loans by risk rating at March 31, 2019 and December 31, 2018:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
March 31, 2019
Loans rated 1-5	$406,900	$1,904,846	$105,466	$874,939	$1,302,651	$576,626	$423,539
Loans rated 6	17,664	9,100	2,068	31,337	2,644	916	—
Loans rated 7	14,802	18,191	735	13,889	17,128	5,826	2,315
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$439,366	$1,932,137	$108,269	$920,165	$1,322,423	$583,368	$425,854

December 31, 2018
Loans rated 1-5	$410,403	$1,884,767	$104,848	$844,541	$1,294,623	$576,509	$407,935
Loans rated 6	17,134	6,544	1,994	28,385	2,429	740	—
Loans rated 7	15,861	19,759	1,283	13,844	16,321	6,205	2,314
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249

Activity in the allowance for loan losses for the periods ended March 31, 2019 and 2018 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2019
Balance, beginning of period	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636
Provision (credit) for loan losses	(311)	661	69	507	(135)	455	677	120	2,043
Loans charged off	—	—	(149)	(518)	(108)	(349)	(938)	—	(2,062)
Recoveries of loans previously charged off	—	5	—	60	97	22	240	—	424
Balance, end of period	$4,148	$17,677	$1,573	$11,010	$7,825	$3,348	$4,360	$2,100	$52,041

Three Months Ended March 31, 2018
Balance, beginning of period	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision for loan losses	173	94	53	796	203	252	268	100	1,939
Loans charged off	—	(64)	(21)	(653)	(181)	(349)	(425)	—	(1,693)
Recoveries of loans previously charged off	—	37	—	230	69	56	178	—	570
Balance, end of period	$3,927	$15,983	$1,633	$10,981	$7,785	$3,217	$2,544	$1,845	$47,915

Further information pertaining to the allowance for loan losses and impaired loans at March 31, 2019 and December 31, 2018 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
March 31, 2019
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$34	$—	$72	$31	$236	$—	$373
Allowance related to loans collectively evaluated and not deemed impaired	4,148	17,677	1,539	11,010	7,753	3,317	4,124	2,100	51,668
Total allowance for loan losses	$4,148	$17,677	$1,573	$11,010	$7,825	$3,348	$4,360	$2,100	$52,041

Loans deemed impaired	$2,402	$6,491	$869	$8,806	$20,583	$8,002	$1,314		$48,467
Loans not deemed impaired	436,964	1,925,485	107,400	911,359	1,300,001	575,366	423,468		5,680,043
Loans acquired with deteriorated credit quality	—	161	—	—	1,839	—	1,072		3,072
Total loans	$439,366	$1,932,137	$108,269	$920,165	$1,322,423	$583,368	$425,854		$5,731,582

December 31, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$92	$114	$120	$1	$243	$—	$570
Allowance related to loans collectively evaluated and not deemed impaired	4,459	17,011	1,561	10,847	7,851	3,219	4,138	1,980	51,066
Total allowance for loan losses	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636

Loans deemed impaired	$3,034	$6,895	$1,047	$5,219	$20,114	$8,257	$1,318		$45,884
Loans not deemed impaired	440,364	1,903,998	107,078	881,551	1,291,255	575,197	407,851		5,607,294
Loans acquired with deteriorated credit quality	—	177	—	—	2,004	—	1,080		3,261
Total loans	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249		$5,656,439
Management has established the allowance for loan loss in accordance with GAAP at March 31, 2019 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of March 31, 2019 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first three months of 2019 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at March 31, 2019 and December 31, 2018, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
March 31, 2019
Owner-occupied CRE	$172	$210	$778	$1,160	$—	$1,880
Investor CRE	2,725	601	—	3,326	—	739
Construction	—	—	736	736	—	736
Commercial business loans	3,505	986	3,129	7,620	2,130	2,500
Residential real estate	3,390	2,724	9,153	15,267	1,839	16,304
Home equity	2,732	1,062	4,315	8,109	—	5,800
Other consumer	838	279	1,489	2,606	264	1,240
Total	$13,362	$5,862	$19,600	$38,824	$4,233	$29,199

December 31, 2018
Owner-occupied CRE	$1,745	$7	$352	$2,104	$—	$2,503
Investor CRE	1,306	91	546	1,943	—	1,131
Construction	331	—	913	1,244	—	913
Commercial business loans	5,455	1,582	2,803	9,840	1,387	2,481
Residential real estate	11,214	5,216	9,448	25,878	2,004	16,214
Home equity	1,498	779	4,349	6,626	—	6,192
Other consumer	1,123	359	1,393	2,875	154	1,243
Total	$22,672	$8,034	$19,804	$50,510	$3,545	$30,677
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,402	$2,790		$3,034	$3,422
Investor CRE	6,491	6,760		6,895	7,153
Construction	698	1,270		333	1,339
Commercial business loans	8,806	11,180		5,105	7,325
Residential real estate	18,419	20,275		18,244	20,153
Home equity	7,707	9,319		8,132	9,483
Other consumer	721	722		725	725
Total	45,244	52,316		42,468	49,600

Impaired loans with a valuation allowance:
Construction	171	171	$34	714	965	$92
Commercial business loans	—	—	—	114	122	114
Residential real estate	2,164	2,246	72	1,870	2,069	120
Home equity	295	376	31	125	130	1
Other consumer	593	593	236	593	593	243
Total	3,223	3,386	373	3,416	3,879	570
Total impaired loans	$48,467	$55,702	$373	$45,884	$53,479	$570
The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Owner-occupied CRE	$2,718	$24	$2,624	$32
Investor CRE	6,693	76	8,859	109
Construction	958	1	1,874	10
Commercial business loans	7,013	39	5,194	52
Residential real estate	20,349	245	19,251	207
Home equity	8,130	31	8,427	78
Other consumer	1,316	1	390	—
	$47,177	$417	$46,619	$488
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

The following table provides detail of TDR balances for the periods presented:

	At March 31, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$19,267	$15,208
Non-accrual status	5,479	6,971
Total recorded investment in TDRs	$24,746	$22,179

Accruing TDRs performing under modified terms more than one year	$12,792	$12,609
Specific reserves for TDRs included in the balance of allowance for loan losses	$103	$213
Additional funds committed to borrowers in TDR status	$—	$7
Loans restructured as TDRs during the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
March 31, 2019
Commercial business	5	$3,512	$3,512
Residential real estate	1	429	429
Total TDRs	6	$3,941	$3,941

March 31, 2018
Construction	1	$965	$965
Residential real estate	4	2,861	2,861
Home equity	4	320	320
Total TDRs	9	$4,146	$4,146
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended March 31,
	2019				2018
	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral	Other
	(In thousands)
Construction	$—	$—	$—	$—	$965	$—	$—	$—
Commercial business	—	—	—	3,512	—	—	—	—
Residential real estate	429	—	—	—	—	—	2,861	—
Home equity	—	—	—	—	61	259	—	—
	$429	$—	$—	$3,512	$1,026	$259	$2,861	$—

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	March 31, 2019		March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Residential real estate	—	$—	1	$179
Home equity	1	25	2	261
Total	1	$25	3	$440
The majority of restructured loans were on accrual status as of March 31, 2019 and December 31, 2018. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.53 billion and $1.47 billion as of March 31, 2019 and December 31, 2018, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the three months ended March 31, 2019, the Company received servicing income of $793,000, compared to $720,000 for the same period in 2018. This income is included in income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at both March 31, 2019 and December 31, 2018 was determined using pretax internal rates of return ranging from 11.8% to 13.8% and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 201 and 150, respectively. The fair value of mortgage servicing rights is obtained from a third party provider.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$14,739	$11,733
Change in fair value recognized in net income	(947)	819
Issuances	899	781
Fair value of mortgage servicing rights at end of period	$14,691	$13,333

Note 5.	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, which requires most leases to be capitalized on the balance sheet as a right-of-use asset and lease liability.  The new leases standard represents a wholesale change to lease accounting and is intended to provide a more faithful representation of a company’s assets and liabilities and deliver greater transparency about the company’s obligations and leasing activities.

The Company elected to transition to the new standard under the amended transition approach in which an entity is permitted to apply the new leases standard at the adoption date (January 1, 2019).  As such, prior periods reflect lease accounting under Topic 840.  The Company’s prior period on-balance sheet reporting under Topic 840 included capital leases and accrued rent liabilities for operating leases.  Capitalized lease assets, under Topic 840, were included in premises and equipment, while capitalized lease obligations were included in other borrowings and accrued rent liabilities were reported in accrued expenses and other liabilities on the Consolidated Statements of Condition.  Upon transition to Topic 842, these items were reclassified and are now included as part of the respective right-of-use asset and lease liability, along with the additional assets and liabilities reported on-balance sheet under the new guidance.

Transition to the new standard did not result in a cumulative-effect adjustment as the net impact to the Company’s assets was equal to the net impact to liabilities.  The Company adopted the package of practical expedients as provided under the transition guidance within the new standard, which allows an entity to not reassess the following: (a) whether any expired or existing contracts are or contain a lease, (b) lease classification for any expired or existing leases, (c) initial direct costs for any expired or existing leases.

Upon adoption of this ASU, the Company recorded an increase in assets of $46.5 million and an increase in liabilities of $46.5 million on the Consolidated Statements of Condition as a result of recognizing right-of-use assets and lease liabilities.

At March 31, 2019, the Company had 70 operating leases comprised of branches, administrative offices, ATMs, and copiers, as well as three finance leases for branch locations.  Our leases have remaining lease terms of one to twenty years with renewal options of five to thirty years.  Renewal options are recognized as part of the right-of-use asset and lease liability in cases where the option has been exercised or the Company is reasonably certain to exercise an option to renew based on relevant factors that create an economic incentive to exercise.

The Company subleases four properties, as sublessor, with sublease terms that closely adhere to the related prime lease agreement.  The sublease agreements are each classified as operating leases. Additionally, the Company, as lessor, leases two owned properties, classified as operating leases, with the remaining lease terms of approximately two years and nine years, each with options to extend up to ten additional years. The Company applied the package of expedients in determining whether a contract is or contains a lease and classification of the lease.

Certain lease agreements, with the Company as lessee or lessor, include rental payments based on a percentage increase in the consumer price index (“CPI”).  Future incremental changes in CPI, as applicable, are reflected in the Consolidated Statements of Net Income when incurred.  The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.

As most of the Company’s lease agreements do not provide an implicit rate, the Company used the incremental borrowing rate that the Company would have to pay to borrow on a collateralized basis over a similar term to the remaining lease payments period for each lease agreement.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease cost	$1,672

Finance lease cost:
Amortization of right-of-use assets	89
Interest on lease liabilities	63

Sublease income	(223)
Lease income	(98)

Total lease cost	$1,503

Other information related to leases as of March 31, 2019 is as follows:

March 31, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	12.00
Finance Leases	13.00

Weighted Average Discount Rate:
Operating Leases	3.53%
Finance Leases	5.44%

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019 (remaining nine months)	$5,088	$386
2020	7,189	515
2021	7,021	515
2022	6,555	515
2023	5,447	515
Thereafter	38,252	3,929
Total lease payments	69,552	6,375
Less: imputed interest	(13,287)	(1,790)
Total	$56,265	$4,585

Maturities of rents receivable as of March 31, 2019 are as follows:

Operating Leases
(In thousands)
2019 (remaining nine months)	$1,019
2020	1,391
2021	1,266
2022	841
2023	144
Thereafter	297
Total lease payments received	$4,958

Note 6.	Goodwill and Core Deposit Intangibles
The carrying value of goodwill was $116.7 million and $116.8 million at March 31, 2019 and December 31, 2018, respectively. The changes in the carrying amount of core deposit intangible assets are summarized as follows:

Core Deposit Intangibles
(In thousands)
Balance at December 31, 2017	$4,491
Amortization expense	(1,350)
Acquisitions	2,886
Balance at December 31, 2018	$6,027
Amortization expense	(420)
Balance at March 31, 2019	$5,607

Estimated amortization expense for the years ending December 31,
2019 (remaining nine months)	$1,118
2020	1,293
2021	1,048
2022	803
2023	559
2024 and thereafter	786
Total remaining	$5,607
In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $420,000 and $337,000 for the three months ended March 31, 2019 and 2018, respectively.
On October 5, 2018, the Company acquired six branches which were accounted for under FASB ASC 805, Business Combinations. In addition to the acquired branches, the Company assumed $109.4 million of branch deposits and $2.3 million of fixed assets. The purchase price of $6.9 million was allocated based on the estimated fair market values of the assets and liabilities acquired.

Note 7.	Borrowings
Federal Home Loan Bank of Boston Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of March 31, 2019 and December 31, 2018 are summarized below:

	March 31, 2019		December 31, 2018
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2019	$685,000	2.69%	$785,000	2.55%
2020	33,000	2.61	8,000	2.33
2021	15,000	2.80	—	—
2022	—	—	—	—
2023	2,431	2.51	2,557	2.51
Thereafter	1,512	2.58	1,531	2.58
	$736,943	2.68%	$797,088	2.54%

The total carrying value of FHLBB advances at March 31, 2019 was $737.1 million, which includes a remaining fair value adjustment of $172,000 on acquired advances. At December 31, 2018, the total carrying value of FHLBB advances was $797.3 million, with a remaining fair value adjustment of $183,000.
At March 31, 2019, the Company had no outstanding advances that are callable by the FHLBB. All advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $2.25 billion and $2.37 billion at March 31, 2019 and December 31, 2018, respectively.
In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at March 31, 2019 and December 31, 2018. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At March 31, 2019, the Company could borrow immediately an additional $590.5 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Subordinated debentures	$80,261	$80,201
Wholesale repurchase agreements	—	10,000
Customer repurchase agreements	9,292	8,361
Other	—	3,793
Total other borrowings	$89,553	$102,355
Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense. The carrying value, net of issuance costs, totaled $74.3 million at both March 31, 2019 and December 31, 2018.
The Company assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million in a merger in 2014. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.8 million at both March 31, 2019 and December 31, 2018. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of March 31, 2019 and December 31, 2018:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
March 31, 2019
Repurchase Agreements
U.S. Agency Securities	$9,292	$—	$—	$—	$9,292

December 31, 2018
Repurchase Agreements
U.S. Treasury and agency Securities	$8,361	$10,000	$—	$—	$18,361
At March 31, 2019, the Company had no advances outstanding under wholesale reverse repurchase agreements. At December 31, 2018, advances outstanding under wholesale reverse repurchase agreements totaled $10.0 million, and consisted of one individual borrowing with a remaining term of one year or less and had a weighted average cost of 2.44%. The Company pledged investment securities with a market value of $12.5 million as collateral for these borrowings at December 31, 2018.
Retail repurchase agreements, primarily consisting of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of March 31, 2019 and December 31, 2018, retail repurchase agreements totaled $9.3 million and $8.4 million, respectively. The Company pledged investment securities with a market value of $24.3 million and $25.4 million as collateral for these borrowings at March 31, 2019 and December 31, 2018, respectively.
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
Other
At December 31, 2018, other borrowings totaled $3.8 million and consisted of capital lease obligations for three of the Company’s leased banking branches acquired during a merger. Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). Upon adoption, these capital lease obligations were reclassified from other borrowings to finance lease liabilities on the Consolidated Statements of Condition, and totaled $4.6 million at March 31, 2019. See Note 5, “Leases” in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $388.2 million at a cost of 2.59% at March 31, 2019 and $432.5 million at a cost of 2.44% at December 31, 2018. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $140.0 million at both March 31, 2019 and December 31, 2018.

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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of March 31, 2019 and December 31, 2018 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
March 31, 2019
Cash flow hedges:
Interest rate swaps	$445,000	3.91	2.69%		2.53%		$(4,695)
Non-hedging derivatives:
Forward loan sale commitments	31,127	0.00					1
Derivative loan commitments	14,734	0.00					209
Interest rate swap	7,500	7.29					(517)
Loan level swaps - dealer(1)	633,700	6.51	4.30%		4.12%		(7,807)
Loan level swaps - borrowers(1)	633,700	6.51	4.12%		4.30%		7,800
Forward starting loan level swaps - dealer(1)	8,000	8.45	TBD	(2)	5.11%		(198)
Forward starting loan level swaps - borrower(1)	8,000	8.45	5.11%		TBD	(2)	197
Total	$1,781,761						$(5,010)

December 31, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	5.22	TBD	(3)	2.67%		$(356)
Interest rate swaps	395,000	4.02	2.59%		2.51%		457
Non-hedging derivatives:
Forward loan sale commitments	85,043	0.00					(681)
Derivative loan commitments	8,491	0.00					194
Interest rate swap	7,500	7.54					(686)
Loan level swaps - dealer(1)	640,760	6.88	4.20%		4.10%		2,068
Loan level swaps - borrowers(1)	640,760	6.88	4.10%		4.20%		(2,074)
Forward starting loan level swaps - dealer(1)	8,000	8.70	TBD	(2)	5.11%		(37)
Forward starting loan level swaps - borrower(1)	8,000	8.70	5.11%		TBD	(2)	37
Total	$1,843,554						$(1,078)

(1)
The Company offers a loan level hedging product to qualifying commercial borrowers that seek to mitigate risk to rising interest rates. As such, the Company enters into equal and offsetting trades with dealer counterparties.

(2)
The floating leg of the forward starting loan level hedge is indexed to the one month USD-LIBOR-BBA, as determined one London banking day prior to the tenth day of each calendar month, commencing with the effective trade date on September 10, 2020.

(3)
The receiver leg of the cash flow hedge is floating rate and indexed to the 3-month USD-LIBOR-BBA, as determined two London banking days prior to the first day of each calendar quarter, commencing with the earliest effective trade. The earliest effective trade date for this forward starting cash flow hedge was March 20, 2019 for the period ended December 31, 2018.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $129,000 from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of March 31, 2019, the Company had 11 outstanding interest rate derivatives with a notional value of $445.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three months ended March 31, 2019, there was no net impact to interest expense, and for the three months ended March 31, 2018, the Company recognized a negligible net impact to interest expense.
As of March 31, 2019, the Company had no outstanding interest rate derivatives that were designated as a fair value hedge of interest rate risk.
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
As of March 31, 2019, the Company had 86 borrower-facing interest rate derivatives with an aggregate notional amount of $633.7 million and 86 broker derivatives with an aggregate notional value amount of $633.7 million related to this program.
As of March 31, 2019, the Company had nine risk participation agreements with four counterparties related to a loan level interest rate swap with eight of its commercial banking customers. Of these agreements, three were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Six agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At March 31, 2019, the notional amount of these risk participation agreements was $41.1 million, reflecting the counterparty participation of 31.9%. At March 31, 2019, the notional amount of the remaining three risk participation agreements was $24.1 million, reflecting the counterparty participation level of 36.7%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. The fair value of the risk participation agreements in an asset and liability position was negligible at March 31, 2019, and is recorded in other assets and other liabilities, respectively, on the Company’s Consolidated Statements of Condition.

Forward Starting Loan Level Swaps
As of March 31, 2019, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with a notional amount of $8.0 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of March 31, 2019, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
With best effort cash contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair-off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these forward loan sale commitments, best efforts, will experience a net neutral shift in fair value of derivative loan commitments.
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2019 and December 31, 2018:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2019	Dec 31, 2018	Balance Sheet Location	Mar 31, 2019	Dec 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$145	$1,610	Other Liabilities	$4,840	$1,509
Total derivatives designated as hedging instruments		$145	$1,610		$4,840	$1,509
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$1	$—	Other Liabilities	$—	$681
Derivative loan commitments	Other Assets	209	194	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	517	686
Interest rate swap - with customers	Other Assets	10,880	4,805	Other Liabilities	3,080	6,879
Interest rate swap - with counterparties	Other Assets	3,080	6,877	Other Liabilities	10,887	4,809
Forward starting loan level swap	Other Assets	197	37	Other Liabilities	198	37
Total derivatives not designated as hedging		$14,367	$11,913		$14,682	$13,092
Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below presents the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three months ended March 31, 2019 and 2018:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest rate swaps	$(4,573)	$4,432

	Amount of (Gains) Losses Reclassified from AOCI into Expense (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest rate swaps	$(223)	$345

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three months ended March 31, 2019 and 2018:

Fair Value Hedges
		Amount of Gain Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
		(In thousands)
Interest rate swaps	Interest income	$—	$8

		Amount of Gain Recognized in Income from Hedged Items
		Three Months Ended March 31,
		2019	2018
		(In thousands)
Interest rate swaps	Interest income	$—	$9

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of March 31, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$15	$(26)
Interest rate swap	169	(194)
Forward loan sale commitments	682	(5)
Loan level swaps	(1)	5
Forward starting loan level swaps	(1)	—
	$864	$(220)
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
As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.0 million. As of March 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and had $16.4 million of securities pledged as collateral under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of March 31, 2019, there were 2,124,251 shares available for future grants under the 2015 Plan.
For the three months ended March 31, 2019, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $4,000 with a related tax benefit of $1,000 and $576,000 with a related tax benefit of $127,000, respectively. Of the total expense amount for the three-month period, the amount for director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $59,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $521,000. For the three months ended March 31, 2018, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $5,000 with a related tax benefit of $1,000 and $713,000 with a related tax benefit of $157,000, respectively.

The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the three months ended March 31, 2019:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	1,386,712	$11.70
Granted	—	—
Exercised	(51,513)	9.09
Forfeited or expired	—	—
Outstanding at March 31, 2019	1,335,199	$11.80	3.7	$3.4
Stock options vested and exercisable at March 31, 2019	1,326,475	$11.79	3.7	$3.4
As of March 31, 2019, the unrecognized cost related to outstanding stock options was $4,000 and will be recognized over a weighted-average period of 0.2 years.
There were no stock options granted during the three months ended March 31, 2019 and 2018.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the three months ended March 31, 2019.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The Company did not issue any shares of restricted stock from shares available under the Company’s 2015 Plan during the three months ended March 31, 2019. The following table presents the activity for restricted stock for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	474,508	$15.44
Granted	—	—
Vested	(55,485)	11.34
Forfeited	(37,292)	13.19
Unvested as of March 31, 2019	381,731	$16.26
As of March 31, 2019, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $5.9 million at March 31, 2019 will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 22 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended March 31, 2019 and 2018, ESOP compensation expense was $86,000 and $95,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

March 31, 2019
Allocated shares	1,243,678
Shares allocated for release	5,703
Unreleased shares	496,187
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$7,120

Note 10.	Regulatory Matters

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
Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0% and a minimum leverage ratio of 4.0% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 1.875% as of December 31, 2018 and increased to 2.5% on January 1, 2019, which was the date marking the end of the phase in period.
As of March 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework from prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
March 31, 2019
Total capital to risk weighted assets	$689,517	11.70%	$471,465	8.00%	$589,331	10.00%
Common equity tier 1 capital to risk weighted assets	635,148	10.78	265,136	4.50	382,974	6.50
Tier 1 capital to risk weighted assets	635,148	10.78	353,515	6.00	471,353	8.00
Tier 1 capital to total average assets	635,148	8.77	289,691	4.00	362,114	5.00
December 31, 2018
Total capital to risk weighted assets	$694,633	11.87%	$466,980	8.00%	$583,725	10.00%
Common equity tier 1 capital to risk weighted assets	640,773	10.95	264,539	4.50	382,112	6.50
Tier 1 capital to risk weighted assets	640,773	10.95	352,719	6.00	470,292	8.00
Tier 1 capital to total average assets	640,773	8.99	284,788	4.00	355,985	5.00

United Financial Bancorp, Inc.
March 31, 2019
Total capital to risk weighted assets	$739,571	12.52%	$472,569	8.00%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	610,202	10.33	265,819	4.50	N/A	N/A
Tier 1 capital to risk weighted assets	610,202	10.33	354,425	6.00	N/A	N/A
Tier 1 capital to total average assets	610,202	8.43	289,538	4.00	N/A	N/A
December 31, 2018
Total capital to risk weighted assets	$739,322	12.60%	$469,411	8.00%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	610,462	10.40	264,142	4.50	N/A	N/A
Tier 1 capital to risk weighted assets	610,462	10.40	352,190	6.00	N/A	N/A
Tier 1 capital to total average assets	610,462	8.43	290,696	4.00	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholders if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of March 31, 2019 and December 31, 2018, $79.9 million and $135.0 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 11.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,720)	$(7,861)
Tax effect	1,701	1,731
Benefit plans, net	(6,019)	(6,130)

Securities available-for-sale:
Net unrealized loss	(8,215)	(31,248)
Tax effect	1,810	6,885
Securities available-for-sale, net	(6,405)	(24,363)

Interest rate swaps:
Net unrealized (loss) gain	(4,695)	101
Tax effect	1,034	(22)
Interest rate swaps, net	(3,661)	79
	$(16,085)	$(30,414)
On January 1, 2018, the Company adopted ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addressed the impact of the federal tax rate reduction on deferred taxes that were originally recorded through accumulated other comprehensive income. Through the adoption of this ASU, the Company reclassed the “dangling” difference due to the tax rate differential caused by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. As a result, a one-time reclassification of $2.6 million was made from accumulated other comprehensive loss to retained earnings.

Note 12.	Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except share data)
Net income available to common stockholders	$12,657	$15,787
Weighted-average common shares outstanding	51,114,984	50,997,681
Less: average number of unallocated ESOP award shares	(499,925)	(522,739)
Weighted-average basic shares outstanding	50,615,059	50,474,942
Dilutive effect of stock options	292,033	521,654
Weighted-average diluted shares	50,907,092	50,996,596
Net income per share:
Basic	$0.25	$0.31
Diluted	$0.25	$0.31
There were no anti-dilutive stock options during the three months ended March 31, 2019 and 2018, respectively.

Note 13.	Fair Value Measurements
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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $16.4 million and $76.6 million at March 31, 2019 and December 31, 2018, respectively. The aggregate fair value of these loans as of the same dates was $16.2 million and $78.8 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at March 31, 2019 and December 31, 2018.
Changes in the fair value of mortgage loans held for sale are reported as a component of income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the losses in fair value related to mortgage loans held for sale for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Mortgage loans held for sale	$(871)	$(1,257)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2019 and 2018.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$201,930	$—	$201,930	$—
Government-sponsored residential collateralized debt obligations	131,527	—	131,527	—
Government-sponsored commercial mortgage-backed securities	28,404	—	28,404	—
Government-sponsored commercial collateralized debt obligations	145,951	—	145,951	—
Asset-backed securities	158,171	—	—	158,171
Corporate debt securities	94,466	—	94,466	—
Obligations of states and political subdivisions	88,092	—	88,092	—
Total available-for-sale debt securities	$848,541	$—	$690,370	$158,171

Mortgage loan derivative assets	$210	$—	$210	$—
Loans held for sale	16,172	—	16,172	—
Marketable equity securities	409	409	—	—
Mortgage servicing rights	14,691	—	—	14,691
Interest rate swap assets	14,302	—	14,302	—
Interest rate swap liabilities	19,522	—	19,522	—

December 31, 2018
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$204,098	$—	$204,098	$—
Government-sponsored residential collateralized-debt obligations	170,719	—	170,719	—
Government-sponsored commercial mortgage-backed securities	27,678	—	27,678	—
Government-sponsored commercial collateralized-debt obligations	148,226	—	148,226	—
Asset-backed securities	100,495	—	—	100,495
Corporate debt securities	83,230	—	83,230	—
Obligations of states and political subdivisions	238,901	—	238,901	—
Total available-for-sale securities	$973,347	$—	$872,852	$100,495

Mortgage loan derivative assets	$194	$—	$194	$—
Mortgage loan derivative liabilities	681	—	681	—
Loans held for sale	78,788	—	78,788	—
Marketable equity securities	356	356	—	—
Mortgage servicing rights	14,739	—	—	14,739
Interest rate swap assets	13,329	—	13,329	—
Interest rate swap liabilities	13,920	—	13,920	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$100,495	$167,139
Purchases (sales)	57,021	(55,706)
Principal payments and net accretion	(11)	(77)
Total realized gains (losses) included in earnings	—	(149)
Total unrealized gains (losses) included in other comprehensive income/loss	666	(18)
Balance at end of period	$158,171	$111,189

Balance of mortgage servicing rights, at beginning of period	$14,739	$11,733
Issuances	899	781
Change in fair value recognized in net income	(947)	819
Balance at end of period	$14,691	$13,333
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10, 15 and 20 year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 18.4% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at March 31, 2019:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$158,171	Discounted Cash Flow	Discount Rates	3.5% - 6.5% (4.43%)
			Cumulative Default %	0.2% - 14.1% (9.08%)
			Loss Given Default	0.1% - 4.6% (2.79%)

Mortgage servicing rights	$14,691	Discounted Cash Flow	Discount Rate	11.0% - 15.5% (12.83%)
			Cost to Service	$75 - $135 ($88.08)
			Float Earnings Rate	1.50% (1.50%)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Impaired loans	$494	$—	$—	$494
Other real estate owned	1,429	—	—	1,429
Total	$1,923	$—	$—	$1,923
December 31, 2018
Impaired loans	$2,847	$—	$—	$2,847
Other real estate owned	1,389	—	—	1,389
Total	$4,236	$—	$—	$4,236
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
Losses on assets recorded at fair value on a non-recurring basis for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Impaired loans	$(27)	$(100)
Other real estate owned	(22)	(50)
Total	$(49)	$(150)

Disclosures about Fair Value of Financial Instruments:
As of March 31, 2019 and December 31, 2018, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019
Financial assets:
Cash and cash equivalents	$155,173	$155,173	$—	$—	$155,173
Available-for-sale securities	848,541	—	690,370	158,171	848,541
Loans held for sale	16,172	—	16,172	—	16,172
Loans receivable-net	5,697,442	—	—	5,611,760	5,611,760
FHLBB stock	37,702	—	—	37,702	37,702
Accrued interest receivable	25,061	—	—	25,061	25,061
Derivative assets	14,512	—	14,512	—	14,512
Mortgage servicing rights	14,691	—	—	14,691	14,691
Marketable equity securities	409	409	—	—	409
Financial liabilities:
Deposits	5,664,252	—	—	5,660,505	5,660,505
Mortgagors’ and investors’ escrow accounts	11,510	—	—	11,510	11,510
FHLBB advances and other borrowings	826,668	—	827,451	—	827,451
Derivative liabilities	19,522	—	19,522	—	19,522

December 31, 2018
Financial assets:
Cash and cash equivalents	$97,964	$97,964	$—	$—	$97,964
Available-for-sale securities	973,347	—	872,852	100,495	973,347
Loans held for sale	78,788	—	78,788	—	78,788
Loans receivable-net	5,622,589	—	—	5,533,626	5,533,626
FHLBB stock	41,407	—	—	41,407	41,407
Accrued interest receivable	24,823	—	—	24,823	24,823
Derivative assets	13,523	—	13,523	—	13,523
Mortgage servicing rights	14,739	—	—	14,739	14,739
Marketable equity securities	356	356	—	—	356
Financial liabilities:
Deposits	5,670,599	—	—	5,661,129	5,661,129
Mortgagors’ and investors’ escrow accounts	4,685	—	—	4,685	4,685
FHLBB advances and other borrowings	899,626	—	900,146	—	900,146
Derivative liabilities	14,601	—	14,601	—	14,601
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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$146,342	$140,875
Undisbursed construction loans	145,918	122,838
Undisbursed home equity lines of credit	461,316	453,634
Undisbursed commercial lines of credit	619,575	515,193
Standby letters of credit	17,567	13,252
Unused credit card lines	21,468	21,331
Unused checking overdraft lines of credit	2,431	2,322
Total	$1,414,617	$1,269,445
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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $51.8 million at March 31, 2019 and is included in other assets in the Consolidated Statement of Condition. At March 31, 2019, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $3.5 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2019.

Note 15.	Investment in D.C. Solar Tax-Advantaged Funds
The Company invests, as a limited liability member, in Solar Eclipse Investment Fund X, LLC, Solar Eclipse Investment Fund XV, LLC, and Solar Eclipse Investment Fund XXII, LLC (collectively, the “LLCs”), which generate solar investment tax credits for the Company. The managing member for each of the LLCs is Solarmore Management Services, Inc. Solarmore Management Services, Inc. also appears to be the managing member of a number of other solar investment tax credit LLC funds (collectively, the “Funds”). The LLCs were established to participate in a government sponsored program to promote solar technology and obtain financing to acquire approximately 500 mobile solar generators and place those generators in service to qualify for a federal tax credit based upon the fair value of the generator units. Each LLC obtained financing from D.C. Solar Solutions, Inc. (“Solutions”) which is also the manufacturer and seller of the generators; and each LLC entered into a master lease arrangement with D.C. Solar Distribution, Inc. (“Distribution”), the entity that is responsible for the end sub-lease activity supporting the fair value of the master lease agreement. Solutions and Distribution are indirectly related.
In December 2018, Solutions and Distribution (collectively “D.C. Solar”) had certain assets seized by the U.S. Government. In late January and early February, 2019, D.C. Solar filed voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in an attempt to reorganize. On March 22, 2019, mainly due to the lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and the U.S. Government’s seizure of certain assets, the bankruptcy cases were converted to cases under Chapter 7.  While a Federal criminal investigation is ongoing, an FBI affidavit filed in the bankruptcy cases contains allegations of a potential fraud perpetrated by the principals of D.C. Solar, including allegations of fictitious or overstated sales of mobile solar generators sold to the Funds (including the LLCs) as well as the fabrication of sublease revenue streams for the generators.
The potential risk of loss to the Company with respect to its investments in the LLCs as of March 31, 2019 is approximately $41.7 million, which is primarily comprised of the potential loss on the investment in the LLCs and the potential tax credit benefit reversal, among other things. This total does not include litigation exposure, potential costs, penalties, interest or recoveries.
As of March 31, 2019, uncertainty remains around the number of generators owned by the LLCs actually placed in service with an appropriate sub-lease supporting the fair value of each generator. The Company, in coordination with other Fund investors and the managing member of the Funds, has engaged a third party unaffiliated inventory firm to report on the actual number of generators in existence. The report has not yet been finalized. The Company is in the process of evaluating the impact to the investment in and the tax credits generated from the LLCs as a result of the bankruptcy filings and fraud allegations and is currently monitoring the investments for an estimable and probable loss. As of May 7, 2019, no measurable loss has been identified, but the Company believes a loss is more likely than not.
The following table provides, solely on an illustrative basis, the potential impact on capital if the Company were to recognize a complete loss on the LLC investments including total tax benefit recapture. The Company does not currently believe a complete loss to be likely. The total exposure reflected in the table does not include litigation exposure, potential costs, penalties, interest or recoveries.

	March 31, 2019		December 31, 2018
	Actual	Proforma (1)	Actual
United Financial Bancorp, Inc.
Tangible Common Equity to Tangible Assets	10.33%	7.80%	8.15%
Tier 1 Capital Ratio	10.33%	9.76%	10.40%
Total Capital to Risk Weighted Assets Ratio	12.52%	11.97%	12.60%
Tier 1 to Total Average Assets Ratio	8.43%	7.79%	8.43%

United Bank
Tier 1 Capital Ratio	10.78%	10.72%	10.95%
Total Capital to Risk Weighted Assets Ratio	11.70%	11.66%	11.87%
Tier 1 to Total Average Assets Ratio	8.77%	8.68%	8.99%

(1)	Presented as estimates, within a range of +/- 5 bps.

For additional information on the risk of our investment in tax-advantaged funds, see Part II - Other Information, Item 1A. Risk Factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this document that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (referred to as the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the Securities Exchange Act), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements from the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including among other things, changes in general economic and business conditions, increased competitive pressures, changes in the interest rate environment, legislative and regulatory change, changes in the financial markets, and other risks and uncertainties disclosed from time to time in documents that United Financial Bancorp, Inc. files with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the Risk Factors in Part II, Item 1A of this report. Because of these and other uncertainties, United’s actual results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, United’s past results of operations do not necessarily indicate United’s combined future results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
The MD&A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The following sections are included in the MD&A:

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
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Market under the symbol “UBNK.” The Company’s principal asset at March 31, 2019 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.34 billion and stockholders’ equity of $724.1 million at March 31, 2019.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 59 banking offices, commercial loan production offices, mortgage loan production offices, 72 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com). In the second quarter of 2018, the Company entered into an agreement with Webster Bank, N.A. to purchase and assume the personal and business banking deposits, including checking, savings, overdraft lines of credit tied to checking accounts, IRAs, and CDs, at six branches located in Connecticut, Massachusetts, and Rhode Island. The deal closed in October 2018, at which time three United Bank branches consolidated into the closest, respective Webster branch.
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
Regulatory Considerations
The Company and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.
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
Management believes that the most critical accounting policies, which involve the most complex subjective decisions or assessments, relate to the allowance for loan losses, other-than-temporary impairment of investment securities, derivative instruments and hedging activities, goodwill, and income taxes. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Additional accounting policies are more fully described in Note 1 in the “Notes to Consolidated Financial Statements” presented in our 2018 Annual Report on Form 10-K. A brief description of the Company’s current policies involving significant judgment follows:

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
At March 31, 2019, derivative assets and liabilities were $14.5 million and $19.5 million, respectively. Further information about our use of derivatives is provided in Note 8, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at March 31, 2019 was $116.7 million. For further discussion on goodwill see Note 6, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
Net income of $12.7 million, or $0.25 per diluted share, was recorded for the three months ended March 31, 2019, compared to net income of $15.8 million, or $0.31 per diluted share, for the same period in 2018.
Net interest income increased $394,000 for the three months ended March 31, 2019 as compared to the same period in 2018 due to balance sheet growth which was mostly comprised of strong loan originations and loan portfolio purchases. Total interest and dividend income increased $9.7 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was offset by an increase in interest expense of $9.3 million compared to the same period in 2018. The Company’s tax-equivalent net interest margin for the three months ended March 31, 2019 was 2.81%, a decrease of nine basis points compared to the prior period in 2018.
Non-interest income decreased $309,000 for the three months ended March 31, 2019, as compared to the same period in 2018. The most significant factors contributing to the decrease for the three months ended March 31, 2019 were a decrease of $1.1 million in income from mortgage banking activities offset by an increase of $621,000 in net gain on sales of securities. The decrease in income from mortgage banking activities was primarily due to a decrease in the valuation of mortgage servicing rights as compared to the same period in 2018. The increase in net gain on sales of securities was primarily due to sales of lower yielding collateralized mortgage obligations and municipal securities at a gain during the three months ended March 31, 2019. The Company used a portion of the proceeds to pay off maturing Federal Home Loan Bank advances during the quarter.
Non-interest expense increased $2.5 million to $39.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. The largest increases were reflected in salaries and employee benefits, occupancy and equipment and other expense, slightly offset by decreases in service bureau fees and FDIC insurance assessments as compared to the same period in 2018. Salaries and employee benefits increased primarily due to an increase in health insurance costs. The increase in occupancy and equipment as compared to the prior year period was mainly driven by (a) the acquisition of six branches the Company made in the fourth quarter of 2018, (b) the opening of two new branches (one in December 2018 and the other in January 2019) and (c) the expansion of the square footage at its new corporate headquarters in Hartford, Connecticut in the second quarter of 2018. The increase in other expenses was primarily due to increased computer software and maintenance expenses related to technology investments attributable to the branch acquisitions and the opening of the two new branches.
The provision for income taxes increased $660,000 for the three months ended March 31, 2019 from the prior year period primarily due to fewer tax credits from limited partnership investments in the current period.
The asset quality of our loan portfolio has remained strong. At March 31, 2019 and December 31, 2018, the allowance for loan losses to total loans ratio was 0.91%, and the allowance for loan losses to non-performing loans ratio was 178.23% and 168.32%, respectively. The ratio of non-performing loans to total loans was 0.51% and 0.54% at March 31, 2019 and December 31, 2018, respectively. A provision for loan losses of $2.0 million and $1.9 million was recorded for the three months ended March

31, 2019 and 2018, respectively, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except share data)
Share Data:
Basic net income per share	$0.25	$0.31
Diluted net income per share	0.25	0.31
Dividends declared per share	0.12	0.12
Key Statistics:
Total revenue	$55,917	$55,832
Total non-interest expense	39,187	36,736
Key Ratios (annualized):
Return on average assets	0.69%	0.89%
Return on average equity	7.13%	9.15%
Tax-equivalent net interest margin	2.81%	2.90%
Non-interest expense to average assets	2.13%	2.08%
Cost of interest-bearing deposits	1.65%	1.00%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$23,720	$23,436
Troubled debt restructured - non-accruing	5,479	8,308
Total non-performing loans	29,199	31,744
Other real estate owned	1,429	1,935
Total non-performing assets	$30,628	$33,679
Asset Quality Ratios:
Non-performing loans to total loans	0.51%	0.59%
Non-performing assets to total assets	0.42%	0.48%
Allowance for loan losses to non-performing loans	178.23%	150.94%
Allowance for loan losses to total loans	0.91%	0.89%
Non-GAAP Ratio:
Efficiency ratio (1)	69.67%	63.97%

(1)	Calculations for this non-GAAP metric are provided in the following Non-GAAP Financial Measures section.
Non-GAAP Financial Measures
In addition to evaluating the Company’s results of operations in accordance with GAAP, management periodically supplements this evaluation with an analysis of certain non-GAAP financial measures. These non-GAAP financial measures are intended to provide the reader with additional perspectives on operating results, financial condition, and performance trends, while facilitating comparisons with the performance of other financial institutions. Non-GAAP financial measures are not a substitute for GAAP measures, rather, they should be read and used in conjunction with the Company’s GAAP financial information.
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

The following is a calculation of our efficiency ratio for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Efficiency Ratio:
Non-Interest Expense (GAAP)	$39,187	$36,736
Non-GAAP adjustments:
Other real estate owned expense	(105)	(167)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$39,082	$36,569

Net Interest Income (GAAP)	$46,937	$46,543
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	736	1,083

Non-Interest Income (GAAP)	8,980	9,289
Non-GAAP adjustments:
Net gain on sales of securities	(737)	(116)
Net loss on limited partnership investments	603	590
BOLI claim benefit	(421)	(226)
Total Revenue for Efficiency Ratio (non-GAAP)	$56,098	$57,163

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	69.67%	63.97%
Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three months ended March 31, 2019 and 2018. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,380,829	$12,886	3.73%	$1,314,219	$11,506	3.51%
Commercial real estate loans	2,358,955	27,302	4.63	2,281,868	23,656	4.15
Construction loans	111,198	1,426	5.13	119,435	1,325	4.44
Commercial business loans	888,436	10,612	4.78	842,809	8,382	3.98
Home equity loans	582,180	7,874	5.48	578,776	6,528	4.57
Other consumer loans	418,053	5,174	5.02	299,839	3,800	5.14
Total loans (1)	5,739,651	65,274	4.56	5,436,946	55,197	4.07
Investment securities	966,841	7,819	3.23	1,041,849	8,624	3.31
Federal Home Loan Bank stock	40,475	628	6.21	51,458	606	4.71
Other earning assets	36,637	229	2.53	37,915	150	1.61
Total interest-earning assets	6,783,604	73,950	4.37	6,568,168	64,577	3.94
Allowance for loan losses	(52,089)			(47,780)
Non-interest-earning assets	639,923			554,333
Total assets	$7,371,438			$7,074,721
Interest-bearing liabilities:
NOW and money market accounts	$2,567,634	10,309	1.63%	$2,146,945	4,892	0.92%
Saving deposits (2)	500,167	75	0.06	510,904	73	0.06
Time deposits	1,823,867	9,547	2.12	1,796,675	6,062	1.37
Total interest-bearing deposits	4,891,668	19,931	1.65	4,454,524	11,027	1.00
Advances from the Federal Home Loan Bank	800,862	5,045	2.52	1,033,884	4,545	1.76
Other borrowings	88,757	1,301	5.86	118,008	1,379	4.67
Total interest-bearing liabilities	5,781,287	26,277	1.84	5,606,416	16,951	1.22
Non-interest-bearing deposits	745,259			713,364
Other liabilities	134,987			64,596
Total liabilities	6,661,533			6,384,376
Stockholders’ equity	709,905			690,345
Total liabilities and stockholders’ equity	$7,371,438			$7,074,721
Net interest-earning assets (3)	$1,002,317			$961,752
Tax-equivalent net interest income		47,673			47,626
Tax-equivalent net interest rate spread (4)			2.53%			2.72%
Tax-equivalent net interest margin (5)			2.81%			2.90%
Average interest-earning assets to average interest-bearing liabilities			117.34%			117.15%
Less tax-equivalent adjustment		736			1,083
Net interest income		$46,937			$46,543

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2019 Compared to March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,308	$6,769	$10,077
Securities (1)	(756)	(27)	(783)
Other earning assets	(5)	84	79
Total interest-earning assets	2,547	6,826	9,373
Interest expense:
NOW and money market accounts	1,108	4,309	5,417
Savings accounts	(2)	4	2
Time deposits	93	3,392	3,485
Total interest-bearing deposits	1,199	7,705	8,904
FHLBB advances	(1,161)	1,661	500
Other borrowings	(379)	301	(78)
Total interest-bearing liabilities	(341)	9,667	9,326
Change in tax-equivalent net interest income	$2,888	$(2,841)	$47

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018
The following discussion provides a summary and comparison of the Company’s operating results for the three months ended March 31, 2019 and 2018.

Net Interest Income
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on interest-earning assets and the cost of interest-bearing funds as a percentage of average earning assets. Growth in net interest income has resulted from the growth in interest-earning assets outpacing the growth in interest-bearing liabilities, primarily reflecting organic loan growth and portfolio purchases.
For the three months ended March 31, 2019, tax-equivalent net interest income increased $47,000 from the comparative 2018 period. This was mainly due to the increase in average interest-earning assets of $215.4 million outpacing the increase of $174.9 million in interest-bearing liabilities, with the remainder funded by an increase in non-interest bearing deposits of $31.9 million. The increase in interest and dividend income of $9.4 million was partially offset by the increase in interest expense of $9.3 million. The net interest margin decreased nine basis points, the yield on average interest-earning assets increased 43 basis points, and the cost of interest-bearing liabilities increased 62 basis points from the same period in 2018.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three months ended March 31, 2019 was $5.74 billion, and the average yield was 4.56% for the period. Increases in average balances for loans were recorded in all categories except construction loans, and in total, average loans increased by $302.7 million for the three months ended March 31, 2019 as compared to the same period in 2018. For the three months ended March 31, 2019, the average balance of other consumer loans, commercial real estate loans, residential real estate loans, commercial business loans and home equity loans increased $118.2 million, $77.1 million, $66.6 million, $45.6 million, and $3.4 million, respectively, from the respective prior period in 2018. The loan portfolio has responded favorably to the increase in the LIBOR and Prime rate indices, as 30% of the portfolio is priced off of the LIBOR index, and 13% of the portfolio is priced off of the Prime rate index.
The average balance of investment securities decreased $75.0 million, and the average yield decreased eight basis points for the three months ended March 31, 2019 compared to the same period in 2018. The decline in the portfolio balance and yield during the three months ended March 31, 2019 was the result of redirecting portfolio cash flows to more favorable risk adjusted returns on capital achieved in the loan portfolio, as well as sales of lower yielding collateralized mortgage obligations and municipal securities during the quarter.
For the three months ended March 31, 2019 compared to the same period in 2018, the average balance of total interest-bearing deposits increased $437.1 million. This increase was primarily due to the Company’s continued focus to grow deposits and the continued success in new account acquisition strategies. The average cost of total interest-bearing deposits increased 65 basis points for the three months ended March 31, 2019 compared to the same period in 2018. FHLBB advances decreased $233.0 million, while the average cost increased 76 basis points for the three months ended March 31, 2019 compared to the same period in 2018, as the Company utilized excess funds to pay down maturing advances. The Company continued to utilize shorter duration advances to align the structure of the advances with the cash flow hedges of interest rate risk to extend the duration of the portfolio. Overnight FHLBB advance and short term rates were elevated due to Federal Open Market Committee (“FOMC”) rate increases during 2018 and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at March 31, 2019 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $2.0 million for the three months ended March 31, 2019, compared to $1.9 million for the same period of 2018. The primary factors that influenced management’s decision to record the provision were organic growth during the period, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $48.5 million at March 31, 2019, compared to $45.9 million at December 31, 2018, an increase of $2.6 million, or 5.6%, primarily reflecting an increase of $3.6 million in commercial business impaired loans, offset by decreases in owner-occupied commercial real estate impaired loans and investor commercial real estate impaired loans of $632,000 and $404,000, respectively. Troubled debt restructured (“TDR”) loans totaled $24.7 million at March 31, 2019, compared to $22.2 million at December 31, 2018, an increase of $2.5 million. At March 31, 2019, the allowance for loan losses totaled $52.0 million, representing 0.91% of total loans and 178.23% of non-performing loans compared to an allowance for loan losses of $51.6 million, which represented 0.91% of total loans and 168.32% of non-performing loans as of December 31, 2018. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $9.0 million and $9.3 million for the three months ended March 31, 2019 and 2018, with non-interest income representing 16.1% and 16.6% of total revenues, respectively. The following is a summary of non-interest income by major category for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$6,185	$6,159	$26	0.4%
Gain on sale of securities, net	737	116	621	535.3
Income from mortgage banking activities	591	1,729	(1,138)	(65.8)
Bank-owned life insurance income	1,946	1,646	300	18.2
Net loss on limited partnership investments	(603)	(590)	(13)	2.2
Other income	124	229	(105)	(45.9)
Total non-interest income	$8,980	$9,289	$(309)	(3.3)%
Service Charges and Fees: Service charges and fees were relatively flat at $6.2 million for the three months ended March 31, 2019, increasing only $26,000 from the comparable 2018 period. While the increase from the prior period was modest, there were significant fluctuations in several accounts that make up this category.
The most significant increases were recorded in revenue generated by the Company’s investment advisor, United Wealth Management (“UWM”) and non-sufficient funds (“NSF”) fees, partially offset by a decrease in loan swap fee income.
The increase in revenue generated by UWM is due to the Company’s expansion of the financial advisory program that has continued the strategy of acquiring proven talent with deep local relationships, as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. Additionally, although to a lesser extent, assets under management increased which also contributed to higher revenues period over period. The increase in NSF fees is primarily due to higher transactional volume and a modification of the fee structure that took place in the third quarter of 2018. These increases were offset by a decrease in loan swap fee income as a direct result of lower transactional volume. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Gain on Sales of Securities, Net: For the three months ended March 31, 2019, the Company recorded a $737,000 net gain on security sales compared to a net gain of $116,000 in the same period in 2018.
During the three months ended March 31, 2019, the Company sold lower yielding securities in two repositioning actions, reducing the effect of the lower yielding securities in the portfolio going forward while generating gains in the current quarter. The first action was taken in January in response to adopting ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which had a negative five basis point impact upon adoption to the Company’s net interest margin. Under the new guidance, premiums on bonds purchased will be amortized to the bond’s earliest call date rather than the date of maturity to more closely align interest income recorded on these bonds with the economics of the underlying instrument. The second action provided the Company a de-leveraging opportunity and occurred toward the end of March with the goal of using proceeds from sales of lower yielding securities that will be used to pay off higher costing FHLBB funding upon maturity.
Income From Mortgage Banking Activities: The Company recorded a decrease of $1.1 million in income from mortgage banking activities for the three months ended March 31, 2019, compared to the same period in 2018.

The decrease for the three months ended March 31, 2019 was primarily due to a decline in the fair value recognized in net income for mortgage servicing rights in relation to the prior year due to a decrease in long-term rates, and a decrease in mortgage pair off fees. These decreases were partially offset by an increase in gains on sales of loans due to gains on the fair value of loans held for sale, and increases in gains on forward loan sales contracts and derivative loan commitments due to market interest rate changes.
Bank-Owned Life Insurance (“BOLI”) Income: For the three months ended March 31, 2019, the Company recorded BOLI income of $1.9 million compared to $1.6 million for the same period in 2018, an increase of $300,000. The increase was mainly due to the Company recording more death benefit proceeds in the current year period than the prior year period. The Company also purchased additional BOLI policies in late December 2018 for which a full quarter of income was earned.
Non-Interest Expense
Non-interest expense increased $2.5 million to $39.2 million for the three months ended March 31, 2019.
For the three months ended March 31, 2019 and 2018, annualized non-interest expense represented 2.13% and 2.08% of average assets, respectively. The following table summarizes non-interest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$22,202	$21,198	$1,004	4.7%
Service bureau fees	2,037	2,218	(181)	(8.2)
Occupancy and equipment	5,540	4,949	591	11.9
Professional fees	1,293	1,164	129	11.1
Marketing and promotions	858	685	173	25.3
FDIC insurance assessments	659	739	(80)	(10.8)
Core deposit intangible amortization	420	337	83	24.6
Other	6,178	5,446	732	13.4
Total non-interest expense	$39,187	$36,736	$2,451	6.7%
Salaries and Employee Benefits: Salaries and employee benefits were $22.2 million for the three months ended March 31, 2019, an increase of $1.0 million from the comparable 2018 period.
For the three months ended March 31, 2019, the increase in salaries and benefits of $1.0 million was primarily attributable to an increase in health insurance costs due to a higher level of claims being submitted in the current period. Other drivers include increases in (a) projected bonuses, (b) pension expense due to changes in actuarial assumptions and (c) a decrease in deferred expenses from fewer loan originations. These increases were partially offset by decreases in commissions and incentives on product sales and salaries due to fewer full time equivalent employees and other benefits.
Service Bureau Fees: Service bureau fees decreased $181,000 for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was largely driven by a renegotiation of the core banking system contract, which resulted in lower fees.
Occupancy and Equipment: For the three months ended March 31, 2019, the $591,000 increase in occupancy and equipment expenses was driven by (a) the acquisition of six branches by the Company in the fourth quarter of 2018, (b) the opening of two new branches (one in December 2018 and the other in January 2019) and (c) the expansion of the square footage at the Company’s new corporate headquarters in Hartford, Connecticut in the second quarter of 2018 which resulted in an increase in rent expense, depreciation on leasehold improvements and computer hardware as well as real estate taxes, utilities and building maintenance. These increases were partially offset by an increase in rental income on properties that are subleased. The Company expects personal property taxes to increase in the second half of the year as the personal property declarations from 2018 for our new corporate headquarters become effective in the third quarter.
Professional Fees: Professional fees increased $129,000 for the three months ended March 31, 2019, compared to the same period in 2018. The increase was largely driven by an increase in consulting and legal fees, partially offset by a decrease in external audit fees.
Marketing and Promotions: Marketing and promotion expenses increased $173,000 for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily driven by a reimbursement received in the prior year period from a third party vendor related to a marketing campaign that achieved certain agreed upon objectives and a direct mail campaign to capture deposits in the current period.
FDIC Insurance Assessments: The expense for FDIC insurance assessments decreased $80,000 to $659,000 for the three months ended March 31, 2019 compared to the same period in the prior year. The decrease is primarily attributable to a decrease in the assessment rate, partially offset by an increase in the assessment base.
Core Deposit Intangible Amortization: In the fourth quarter of 2018, the Company acquired six branches which were accounted for under FASB ASC 805, Business Combinations. In conjunction with this acquisition, the Company recorded $2.9 million of core deposit intangibles (“CDI”), which had a related $131,000 in amortization for the three months ending March 31, 2019. Together with the amortization of previously recorded CDI, there was a net $83,000 increase in CDI amortization for the three months ended March 31, 2019 due to the amortization method used by the Company. The Company amortizes all core deposit intangibles over a ten year period using the sum-of-the-years-digits method.
Other Expenses: For the three months ended March 31, 2019, other expenses recorded by the Company were $6.2 million, representing an increase of $732,000 from the comparable 2018 period. The increase for the three months ended March 31, 2019 was primarily driven by increased expenses in computer software and maintenance related to technology investments attributable to the branch acquisitions in the fourth quarter of 2018 and the opening of two new branches in December 2018 and January 2019. Additionally, the increases were due to (a) the off-balance sheet provision for credit losses which had higher provisions for credit cards and commercial lines of credit, (b) mortgage loan servicing expenses and (c) expenses for sales and use taxes associated with a state tax audit. The increases were partially offset by (a) lower expenses related to human resource on-boarding expenses linked to new hires, (b) loan swap fee expenses due to the Company entering into fewer swaps in the current period and (c) lower collection expenses.
Income Tax Provision
The provision for income taxes was $2.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 13.8% and 8.0%, respectively. The annual projected effective tax rate as of March 31, 2019 is expected to be between 14.0% and 16.0%. The effective tax rate is lower than the statutory rate due to favorable permanent differences such as tax exempt income from municipal securities and BOLI, as well as tax credit benefits. The increase in tax expense over the prior year period is primarily due to lower alternative tax credits as compared to the prior year period.
The Company anticipates the potential for increased periodic volatility in future effective tax rates due to the impact of FASB’s ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which applies the tax effect of restricted stock vestings and stock option exercises through the tax rate as discrete items in the period in which the tax event occurs.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.34 billion at March 31, 2019 and $7.36 billion at December 31, 2018, a decrease of $16.9 million, or 0.2%, primarily due a decrease in the total investment securities portfolio of $124.8 million and a decrease in loans held for sale of $62.6 million. These decreases were partially offset by a $74.9 million increase in net loans, a $57.2 million increase in cash and cash equivalents, and a net $46.5 million dollar increase in right-of-use assets due to the adoption of ASC 842.
Total net loans of $5.70 billion, with an allowance for loan losses of $52.0 million at March 31, 2019, increased $74.9 million, or 1.3%, when compared to total net loans of $5.62 billion, with an allowance for loan losses of $51.6 million at December 31, 2018. The increase in loans was due primarily to organic loan growth, as well as continued loan portfolio purchases. Net loans increased due to growth in all categories except owner-occupied commercial real estate loans, residential construction loans, and home equity loans.
Total deposits of $5.66 billion at March 31, 2019 decreased $6.3 million, or 0.1%, when compared to total deposits of $5.67 billion at December 31, 2018. The decrease in deposits was mainly due to a decrease in money market accounts, offset primarily by growth in NOW accounts and certificates of deposits. The Company’s gross loan-to-deposit ratio was 101.2% at March 31, 2019, compared to 99.8% at December 31, 2018.
At March 31, 2019, total equity of $724.1 million increased $11.6 million when compared to total equity of $712.5 million at December 31, 2018. The increase in equity for the period ended March 31, 2019 was primarily due to year-to-date net income, partially offset by dividends paid to common shareholders, as well as decreases in accumulated other comprehensive losses as a result of an increase in the market value of the Company’s investment portfolio as compared to December 31, 2018. At March 31, 2019, the tangible common equity ratio was 8.34%, compared to 8.15% at December 31, 2018.
See Note 10, “Regulatory Matters” in Notes to Unaudited Consolidated Financial Statements contained in this report for information on the Bank and the Company’s regulatory capital levels and ratios.
Securities
The Company maintains a securities portfolio that is primarily structured to generate interest income, manage interest-rate sensitivity, and provide a source of liquidity for operating needs. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies.
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$202,586	$201,930	$208,916	$204,098
Government-sponsored residential collateralized debt obligations	131,755	131,527	172,468	170,719
Government-sponsored commercial mortgage-backed securities	28,617	28,404	28,694	27,678
Government-sponsored commercial collateralized debt obligations	151,545	145,951	155,091	148,226
Asset-backed securities	159,382	158,171	102,371	100,495
Corporate debt securities	94,959	94,466	86,462	83,230
Obligations of states and political subdivisions	87,912	88,092	250,593	238,901
Total available-for-sale securities	$856,756	$848,541	$1,004,595	$973,347
During the three months ended March 31, 2019, the available-for-sale securities portfolio decreased $124.8 million to $848.5 million, representing 11.6% of total assets at March 31, 2019, from $973.3 million and 13.2% of total assets at December 31, 2018. The decrease is largely due to a coordinated investment strategy in which the Company sold $133.4 million of mortgage-backed securities, collateralized mortgage obligations and municipal bonds. These securities carried particularly low yields, and the proceeds generated were used to pay down borrowings. Given market conditions in the first quarter, the Company was able to dispose of these assets without realizing significant losses. The Company continues to maintain its barbell portfolio management strategy, with any purchases made focusing on maintaining the portfolio duration and ensuring credit diversification. Portfolio activity was marked by relatively high transactional volume over the quarter. In addition to the aforementioned strategy to reduce borrowings, the Company was proactive in swapping lower yielding municipal securities and re-allocating into more liquid and higher yielding collateralized loan obligations, collateralized mortgage obligations, and corporate securities. While purchasing these securities, the Company maintains a bias towards higher credit enhancement and quality when possible, while also taking advantage of any relative value opportunities.
Accounting guidance requires the Company to designate its securities as held-to-maturity, available-for-sale, or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of held-to-maturity or trading securities.
Further accounting guidance became effective in the first quarter. ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires the Company to recognize the amortization period for callable debt securities held at a premium as the period from purchase to earliest call date, was adopted effective January 1, 2019. This guidance specifically affected the portfolio allocation to municipal bonds and resulted in lower yields being recognized on these securities. The Company recorded a cumulative-effect adjustment in the amount of $10.2 million upon adoption. This was a one-time adjustment that decreased retained earnings.
The Company held $531.5 million in securities that were in an unrealized loss position at March 31, 2019; $82.4 million of this total had been in an unrealized loss position for less than twelve months with the remaining $449.1 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
The Company’s lending activities have historically been conducted principally in Connecticut and Massachusetts; however, as we seek to enhance shareholder value through favorable risk adjusted returns, we often will lend throughout the Northeast and to a lesser extent certain Mid-Atlantic states and other select states. The Company’s experience in our geographic areas we lend in allows us to look at a wide variety of commercial, mortgage and consumer loans. Opportunities are initially reviewed to determine if they meet the Company’s credit underwriting guidelines. After successfully passing an initial credit review, we then utilize the Company’s risk adjusted return on capital model to determine pricing and structure that supports, or is accretive to, the Company’s return goals. Our systematic approach is intended to create better risk adjusted returns on capital. Through the Company’s Loan and Funds Management Policies, both approved by the Board of Directors, we set limits on loan size, relationship size, and product concentration for both loans and deposits. Creating diversified and granular loan and deposit portfolios is how we diversify risk and create improved return on risk adjusted capital.
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
The table below displays the balances of the Company’s loan portfolio as of March 31, 2019 and December 31, 2018:
Loan Portfolio Analysis

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$439,366	7.7%	$443,398	7.8%
Investor non-owner occupied	1,932,137	33.7	1,911,070	33.8
Construction	94,649	1.6	87,493	1.5
Total commercial real estate loans	2,466,152	43.0	2,441,961	43.1

Commercial business loans	920,165	16.1	886,770	15.7

Consumer loans:
Residential real estate	1,322,423	23.1	1,313,373	23.2
Home equity	583,368	10.2	583,454	10.3
Residential construction	13,620	0.2	20,632	0.4
Other consumer	425,854	7.4	410,249	7.3
Total consumer loans	2,345,265	40.9	2,327,708	41.2
Total loans	5,731,582	100.0%	5,656,439	100.0%
Net deferred loan costs and premiums	17,901		17,786
Allowance for loan losses	(52,041)		(51,636)
Loans - net	$5,697,442		$5,622,589
As shown above, gross loans were $5.73 billion, an increase of $75.1 million, or 1.3%, at March 31, 2019 from December 31, 2018.
Total commercial real estate loans represent the largest segment of our loan portfolio at 43.0% of total loans and increased $24.2 million, or 1.0%, to $2.47 billion from December 31, 2018. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of March 31, 2019, comprising 33.7% of total loans and OOCRE represents 7.7% of the portfolio. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $94.6 million at March 31, 2019, approximately $23.0 million of which is residential use and $71.6 million of which is commercial use, compared to total commercial real estate construction loans of $87.5 million at December 31, 2018, $25.7 million of which was residential use and $61.8 million of which was commercial use.
Commercial business loans increased $33.4 million to $920.2 million at March 31, 2019 from $886.8 million at December 31, 2018. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries of which the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the

Company has focused on are franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three and eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.
Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of March 31, 2019, comprising 23.1% of total loans, increasing $9.1 million from December 31, 2018. The Company had originations of both adjustable and fixed rate mortgages of $31.9 million for the three months ending March 31, 2019, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At March 31, 2019, the home equity portfolio totaled $583.4 million compared to $583.5 million at December 31, 2018. During the three months ended March 31, 2019, the Company purchased HELOC portfolios totaling $15.3 million, compared to purchases totaling $82.5 million for the year ended December 31, 2018. The total principal balance of the HELOC purchased portfolios outstanding at March 31, 2019 and December 31, 2018 was $248.9 million and $249.3 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company plans to stop purchasing HELOCs at the end of 2019.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $13.6 million at March 31, 2019, compared to $20.6 million at December 31, 2018.
Other consumer loans totaled $425.9 million, or 7.4%, of the total loan portfolio at March 31, 2019. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At March 31, 2019 and December 31, 2018, $91.3 million and $95.5 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan is to cease purchasing home improvement loans during the third quarter of 2019.
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
The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At March 31, 2019		At December 31, 2018
Non-performing loans as a percentage of total loans	0.51%		0.54%
Non-performing assets as a percentage of total assets	0.42%		0.44%
Net charge-offs as a percentage of average loans	0.11%	(1)	0.08%
Allowance for loan losses as a percentage of total loans	0.91%		0.91%
Allowance for loan losses to non-performing loans	178.23%		168.32%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally, loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of March 31, 2019 and December 31, 2018, loans totaling $4.2 million and $3.5 million, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At March 31, 2019		At December 31, 2018
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$1,830	6.0%	$2,450	7.6%
Investor non-owner occupied commercial real estate	739	2.4	1,131	3.5
Construction	171	0.6	199	0.6
Commercial business	1,627	5.3	944	2.9
Residential real estate	13,742	44.8	13,217	41.3
Home equity	4,577	14.9	4,735	14.8
Other consumer loans	1,034	3.4	1,030	3.2
Total non-accrual loans, excluding troubled debt restructured loans	23,720	77.4%	23,706	73.9%
Troubled debt restructurings - non-accruing	5,479	17.9	6,971	21.8
Total non-performing loans	29,199	95.3	30,677	95.7
Other real estate owned	1,429	4.7	1,389	4.3
Total non-performing assets	$30,628	100.0%	$32,066	100.0%
As displayed in the table above, non-performing assets at March 31, 2019 decreased to $30.6 million compared to $32.1 million at December 31, 2018.

Non-accruing TDR loans decreased by $1.5 million since December 31, 2018, due primarily to decreases of $664,000 in commercial business non-accruing TDR loans and $435,000 in residential real estate non-accruing TDR loans. The decrease in non-accruing TDRs is the result of charge offs and paydowns on loans as compared to December 31, 2018.
Home equity non-accrual loans decreased $158,000 to $4.6 million due to improved performance of HELOCs during the three months ended March 31, 2019.
Residential real estate non-accrual loans increased $525,000 to $13.7 million at March 31, 2019. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. Consistent with historical practice, the Company does not originate subprime loans.
At March 31, 2019, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) decreased $1.0 million and commercial business non-accrual loans increased $683,000. The movements in these categories were the result of several larger relationships which impacted the totals within the categories.
Construction non-accrual loans decreased $28,000 as compared to December 31, 2018, and consists of one commercial relationship at both March 31, 2019 and December 31, 2018 totaling $171,000 and $199,000, respectively, which relates to construction for a residential subdivision.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of one commercial relationship totaling $3.5 million during the period ended March 31, 2019.
The following table provides detail of TDR balances for the periods presented:

	At March 31, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$19,267	$15,208
Non-accrual status	5,479	6,971
Total recorded investment	$24,746	$22,179

Accruing TDRs performing under modified terms for more than one year	$12,792	$12,609
TDR allocated reserves included in the balance of allowance for loan losses	103	213
Additional funds committed to borrowers in TDR status	—	7

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
TDRs, beginning of period	$22,179	$22,724
Current period modifications	3,941	4,146
Paydowns/draws on existing TDRs, net	(897)	(2,324)
Charge-offs post modification	(477)	(658)
TDRs, end of period	$24,746	$23,888
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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of March 31, 2019, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $52.0 million, or 0.91% of total loans, at March 31, 2019 as compared to an allowance for loan losses of $51.6 million, or 0.91% of total loans, at December 31, 2018. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at March 31, 2019 increased $120,000 to $2.1 million compared to December 31, 2018. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three months ended March 31, 2019 and 2018.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At March 31, 2019 and December 31, 2018, the reserve for unfunded credit commitments was $2.2 million and $2.1 million, respectively.
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

The following table presents deposits by category as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Demand deposits	$777,969	$799,785
NOW accounts	914,744	853,789
Regular savings and club accounts	498,110	498,026
Money market accounts	1,639,063	1,736,459
Total core deposits	3,829,886	3,888,059
Time deposits	1,834,366	1,782,540
Total deposits	$5,664,252	$5,670,599
Deposits totaled $5.66 billion at March 31, 2019, a decrease of $6.3 million compared to December 31, 2018. Core deposits decreased $58.2 million, or 1.5%, from December 31, 2018 due to a shift from money market deposits to certificates of deposit, as the Company applied special pricing strategies to remain competitive in the local market.
Time deposits included brokered certificates of deposit of $109.1 million and $179.6 million at March 31, 2019 and December 31, 2018, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposit, in-market time deposits totaled $1.73 billion and $1.60 billion at March 31, 2019 and December 31, 2018, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
FHLBB advances (1)	$737,115	$797,271
Subordinated debt (2)	80,261	80,201
Wholesale repurchase agreements	—	10,000
Customer repurchase agreements	9,292	8,361
Other	—	3,793
Total borrowings	$826,668	$899,626
(1)FHLBB advances include $172,000 and $183,000 of purchase accounting discounts at March 31, 2019 and December 31, 2018, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.8 million at both March 31, 2019 and December 31, 2018, and $75.0 million of Subordinated Notes, net of associated deferred costs of $695,000 and $727,000 at March 31, 2019 and December 31, 2018, respectively.
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
Total FHLBB advances decreased $60.2 million to $736.9 million at March 31, 2019, exclusive of the purchase accounting mark adjustment on the advances, compared to $797.1 million at December 31, 2018. At March 31, 2019, $611.9 million of the Company’s $736.9 million outstanding FHLBB advances were at fixed coupons ranging from 1.42% to 3.35%, with a weighted average cost of 2.63%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The average cost of funds including these adjustable advances is 2.68%. FHLBB borrowings represented 10.0% and 10.8% of assets at March 31, 2019 and December 31, 2018, respectively.
The Company had no borrowings under wholesale repurchase agreements at March 31, 2019 while the agreements totaled $10.0 million at December 31, 2018. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $9.3 million and $8.4 million at March 31, 2019 and December 31, 2018, respectively.
Subordinated debentures totaled $80.3 million and $80.2 million at March 31, 2019 and December 31, 2018, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2019, $155.2 million of the Company’s assets were held in cash and cash equivalents compared to $98.0 million at December 31, 2018. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At March 31, 2019, the Company had $736.9 million in advances from the FHLBB and an additional available borrowing limit of $590.5 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $388.2 million at March 31, 2019. Internal policies limit wholesale borrowings to 40% of total assets, or $2.94 billion, at March 31, 2019. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $140.0 million at March 31, 2019. No federal funds purchased were outstanding at March 31, 2019.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of March 31, 2019, the Bank had pledged 24 commercial loans, with outstanding balances totaling $167.5 million. Based on the amount of pledged collateral, the Bank had available liquidity of $135.8 million.
At March 31, 2019, the Company had outstanding commitments to originate loans of $146.3 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $1.27 billion. At March 31, 2019, time deposits scheduled to mature in less than one year totaled $1.2 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
The main sources of liquidity at the parent company level are dividends from United Bank and the ability to obtain funding through capital market issuances, as evidenced by the Company’s issuance of $75.0 million of subordinated notes in September 2014. The main uses of liquidity are payments of dividends to common stockholders, repurchase of United Financial’s common stock, payment of subordinated note interest, and corporate operating expenses. There are certain restrictions on the payment of dividends. See Note 16, “Regulatory Matters” in the Company’s 2018 Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information on dividend restrictions.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2019, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 10, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
Other Matters
We previously invested in three Solar Eclipse Funds as a limited liability member (See Note 15, “Investment in D.C. Solar Tax-Advantaged Funds”) which generate solar investment tax credits for the Company by putting into service mobile solar generators. The generators are sold and managed by D.C. Solar. On February 4, 2019, D.C. Solar filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (reorganization) in an attempt to reorganize. On March 22, 2019, mainly due to the lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and information on company affairs as a result of the government’s seizure of debtor/lessee records, the case was converted from Chapter 11 of the U.S. Bankruptcy Code to Chapter 7 (liquidation). Additionally, although no arrests have been made to date, an FBI affidavit states that there was fraud associated with the mobile solar generators sold to investors and managed by D.C. Solar including allegations of duplicate sales of generators and the fabrication of sublease revenue streams for the generators. Certain investors in D.C. Solar, including us, received solar investment tax credits for our investment in these funds, which are further discussed in Note 15, “Investment in D.C. Solar Tax-Advantaged Funds” of the consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company is in the process of evaluating the impact to the investment in these funds and the tax credits generated from the funds as a result of the bankruptcy filings and fraud allegations and is currently monitoring the investments for an estimable and probable loss. Depending on the outcome of the Company’s evaluation, there may be a material adverse impact on our results of operations, financial condition and capital levels. For information on the risks of our investment in tax-advantaged investments, see Part II, Item 1A. Risk Factors.

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
Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remain constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2019 and December 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12 and 24-month periods, management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At March 31, 2019
300 basis point increase in rates	0.49%	(2.26)%
150 basis point ramp in rates	4.09%	5.27%
50 basis point decrease in rates	(5.32)%	(7.11)%

At December 31, 2018
300 basis point increase in rates	0.45%	(2.40)%
150 basis point ramp in rates	5.34%	4.92%
50 basis point decrease in rates	(4.34)%	(6.14)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At March 31, 2019, income at risk (i.e., the change in net interest income) increased 0.49% and decreased 5.32% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 4.09% over the 12-month simulation horizon. The change in sensitivities, as compared to December 31, 2018, has increased due to the growth in the Company’s certificate of deposit base, which is modeled to have a lower repricing frequency in a rising interest rate simulation than money market balances which reprice immediately. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Changes in Internal Controls: During the quarter under report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the change in our leasing controls resulting from the adoption of ASU No. 2016-02 as described in Note 5, “Leases” in the Notes to Unaudited Consolidated Financial Statements. Although the new leasing standard did not have a material impact on our consolidated statement of operations or our consolidated statement of cash flows, it did have a material impact on our consolidated balance sheet. The Company implemented changes to the processes related to lease accounting and the control activities within them.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of March 31, 2019.

Item 1A.	Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, except for the following:

Our investment in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged projects that support affordable housing projects. Additionally, we also invest in renewable energy projects, specifically investments in solar energy funds. These investments are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Due diligence review is performed prior to the initial investment and on an ongoing basis. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by the U.S. Treasury based on compliance features required to be met at the investment level, may fail to meet certain government compliance requirements and may not be able to be realized. The possible inability to realize these tax credits and other tax benefits may have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside our control, including changes in the applicable tax code and the ability of the projects to be completed.

We previously invested in three Solar Eclipse Funds as a limited member (See Note 15, “Investment in D.C. Solar Tax-Advantaged Funds”) which generate solar investment tax credits for the Company by putting into service mobile solar generators. The generators are sold and managed by D.C. Solar. On February 4, 2019, D.C. Solar filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (reorganization) in an attempt to reorganize. On March 22, 2019, mainly due to the lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and information on company affairs as a result of the government’s seizure of debtor/lessee records, the case was converted from Chapter 11 of the U.S. Bankruptcy Code to Chapter 7 (liquidation). Additionally, although no arrests have been made to date, an FBI affidavit states that there was fraud associated with the mobile solar generators sold to investors and managed by D.C. Solar including allegations of duplicate sales of generators as well as the fabrication of sublease revenue streams for the generators. Certain investors in D.C. Solar, including us, received solar investment tax credits for our investment in these funds. The Company is in the process of evaluating the impact to the investment in these funds and the tax credits generated from the funds as a result of the bankruptcy filings and fraud allegations and is currently monitoring the investments for an estimable and probable loss. If the Company is required to recognize a loss in its 2019 consolidated financial statements, the loss may have a material adverse impact on our results of operations, financial condition and capital levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended March 31, 2019:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
January 1 - 31, 2019	—	—	—	834,636
February 1 - 28, 2019	—	—	—	834,636
March 1 - 31, 2019	—	—	—	834,636
Total	—	$—	—	834,636
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of March 31, 2019, there were 834,636 maximum shares that may yet be purchased under this publicly announced plan.

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
Date: May 7, 2019