Form 10-Q
period 2019-06-30
United Financial Bancorp, Inc.
filed 2019-08-02
CIK 1501364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2019.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 51,152,668 shares of Registrant’s no par value common stock outstanding.

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Cash and due from banks	$67,939	$36,434
Short-term investments	46,807	61,530
Total cash and cash equivalents	114,746	97,964
Available-for-sale securities - at fair value	840,500	973,347
Loans held for sale	38,809	78,788
Loans receivable (net of allowance for loan losses of $53,206 at June 30, 2019 and $51,636 at December 31, 2018)	5,719,892	5,622,589
Federal Home Loan Bank of Boston stock, at cost	34,335	41,407
Accrued interest receivable	24,938	24,823
Deferred tax asset, net	27,366	32,706
Premises and equipment, net	62,304	68,657
Operating lease right-of-use assets	43,171	—
Finance lease right-of-use assets	4,266	—
Goodwill	116,709	116,769
Core deposit intangible	5,219	6,027
Cash surrender value of bank-owned life insurance	195,993	193,429
Other assets	107,707	100,368
Total assets	$7,335,955	$7,356,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$843,926	$799,785
Interest-bearing	4,882,622	4,870,814
Total deposits	5,726,548	5,670,599
Mortgagors’ and investors’ escrow accounts	14,541	4,685
Advances from the Federal Home Loan Bank of Boston	651,964	797,271
Other borrowings	90,025	102,355
Operating lease liabilities	55,197	—
Finance lease liabilities	4,518	—
Accrued expenses and other liabilities	73,140	69,446
Total liabilities	6,615,933	6,644,356

Stockholders’ equity:
Preferred stock (no par value; 2,000,000 authorized; no shares issued)	—	—
Common stock (no par value; authorized 120,000,000 shares; 51,094,995 and 51,104,783 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	539,604	539,476
Additional paid-in capital	3,485	1,933
Unearned compensation - ESOP	(5,124)	(5,238)
Retained earnings	193,781	206,761
Accumulated other comprehensive loss, net of tax	(11,724)	(30,414)
Total stockholders’ equity	720,022	712,518
Total liabilities and stockholders’ equity	$7,335,955	$7,356,874

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Interest and dividend income:
Loans	$65,650	$57,958	$130,414	$112,738
Securities - taxable interest	6,117	5,969	12,592	11,467
Securities - non-taxable interest	644	2,354	1,738	4,783
Securities - dividends	653	736	1,309	1,373
Interest-bearing deposits	341	113	566	263
Total interest and dividend income	73,405	67,130	146,619	130,624
Interest expense:
Deposits	20,564	12,864	40,495	23,891
Borrowed funds	5,831	6,085	12,177	12,009
Total interest expense	26,395	18,949	52,672	35,900
Net interest income	47,010	48,181	93,947	94,724
Provision for loan losses	2,472	2,350	4,515	4,289
Net interest income after provision for loan losses	44,538	45,831	89,432	90,435
Non-interest income:
Service charges and fees	7,538	6,542	13,723	12,701
Gain on sales of securities, net	137	62	874	178
(Loss) income from mortgage banking activities	(410)	846	181	2,575
Bank-owned life insurance income	1,521	1,671	3,467	3,317
Net loss on limited partnership investments	(7,898)	(960)	(8,501)	(1,550)
Other (loss) income	(48)	199	76	428
Total non-interest income	840	8,360	9,820	17,649
Non-interest expense:
Salaries and employee benefits	21,923	22,113	44,125	43,311
Service bureau fees	2,198	2,165	4,235	4,383
Occupancy and equipment	5,111	4,668	10,651	9,617
Professional fees	2,414	1,105	3,707	2,269
Marketing and promotions	782	1,189	1,640	1,874
FDIC insurance assessments	769	735	1,428	1,474
Core deposit intangible amortization	388	305	808	642
Other	5,872	6,090	12,050	11,536
Total non-interest expense	39,457	38,370	78,644	75,106
Income before income taxes	5,921	15,821	20,608	32,978
Provision for income taxes	9,169	175	11,199	1,545
Net (loss) income	$(3,248)	$15,646	$9,409	$31,433

Net (loss) income per share:
Basic	$(0.06)	$0.31	$0.19	$0.62
Diluted	$(0.06)	$0.31	$0.19	$0.62
Weighted-average shares outstanding:
Basic	50,620,236	50,504,273	50,617,661	50,489,689
Diluted	50,620,236	50,974,283	50,763,678	50,985,520

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(3,248)	$15,646	$9,409	$31,433
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gains (losses)	13,574	(6,033)	37,344	(23,023)
Reclassification adjustment for gains realized in operations (1)	(137)	(62)	(874)	(178)
Net unrealized gains (losses)	13,437	(6,095)	36,470	(23,201)
Tax effect - (expense) benefit	(2,961)	1,340	(8,036)	5,273
Net-of-tax amount - securities available-for-sale	10,476	(4,755)	28,434	(17,928)
Interest rate swaps designated as cash flow hedges:
Unrealized (losses) gains	(7,916)	2,451	(12,489)	6,883
Reclassification adjustment for (gains) losses recognized in interest expense (2)	(68)	84	(291)	429
Net unrealized (losses) gains	(7,984)	2,535	(12,780)	7,312
Tax effect - benefit (expense)	1,759	(560)	2,815	(1,612)
Net-of-tax amount - interest rate swaps	(6,225)	1,975	(9,965)	5,700
Pension and Post-retirement plans:
Reclassification adjustment for prior service costs recognized in net periodic benefit cost	2	2	4	4
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	140	123	279	246
Net change in gains and prior service costs	142	125	283	250
Tax effect - expense	(32)	(28)	(62)	(55)
Net-of-tax amount - pension and post-retirement plans	110	97	221	195
Total other comprehensive income (loss)	4,361	(2,683)	18,690	(12,033)
Comprehensive income	$1,113	$12,963	$28,099	$19,400

(1)
Amounts are included in gain on sales of securities, net in the unaudited Consolidated Statements of Net Income. Income tax expense associated with the reclassification adjustment was $30 and $14 for the three months ended June 30, 2019 and 2018, respectively, and $193 and $39 for the six months ended June 30, 2019 and 2018, respectively.

(2)
Amounts are included in borrowed funds interest expense in the unaudited Consolidated Statements of Net Income. Income tax (expense) benefit associated with the reclassification adjustment for the three months ended June 30, 2019 and 2018 was $(15) and $19, respectively. Income tax (expense) benefit associated with the reclassification adjustment for the six months ended June 30, 2019 and 2018 was $(64) and $95, respectively.

(3)
Amounts are included in salaries and employee benefits expense in the unaudited Consolidated Statements of Net Income. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the three months ended June 30, 2019 and 2018 was $31 and $27, respectively. Income tax benefit associated with the reclassification adjustment for losses recognized in the net periodic benefit cost for the six months ended June 30, 2019 and 2018 was $61 and $54, respectively.

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six-Month Period Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2018	51,104,783	$539,476	$1,933	$(5,238)	$206,761	$(30,414)	$712,518
Adoption of ASU No. 2017-08 (See Note 3)	—	—	—	—	(10,187)	—	(10,187)
Comprehensive income	—	—	—	—	9,409	18,690	28,099
Stock-based compensation expense	—	—	1,069	—	—	—	1,069
ESOP shares released or committed to be released	—	—	50	114	—	—	164
Shares issued for stock options exercised	81,909	1,239	(387)	—	—	—	852
Shares issued for restricted stock grants	1,483	20	(20)	—	—	—	—
Shares canceled for restricted stock forfeitures	(74,700)	(1,131)	1,131	—	—	—	—
Cancellation of shares for tax withholding	(18,480)	—	(291)	—	—	—	(291)
Dividends paid ($0.24 per common share)	—	—	—	—	(12,202)	—	(12,202)
Balance at June 30, 2019	51,094,995	$539,604	$3,485	$(5,124)	$193,781	$(11,724)	$720,022

	Three-Month Period Ended June 30, 2019
Balance at March 31, 2019	51,100,720	$539,776	$2,432	$(5,181)	$203,156	$(16,085)	$724,098
Comprehensive income	—	—	—	—	(3,248)	4,361	1,113
Stock-based compensation expense	—	—	489	—	—	—	489
ESOP shares released or committed to be released	—	—	21	57	—	—	78
Shares issued for stock options exercised	30,396	432	(48)	—	—	—	384
Shares issued for restricted stock grants	1,483	20	(20)	—	—	—	—
Shares canceled for restricted stock forfeitures	(37,408)	(624)	624	—	—	—	—
Cancellation of shares for tax withholding	(196)	—	(13)	—	—	—	(13)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,127)	—	(6,127)
Balance at June 30, 2019	51,094,995	$539,604	$3,485	$(5,124)	$193,781	$(11,724)	$720,022

See accompanying notes to unaudited consolidated financial statements.

	Six-Month Period Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Unearned Compensation - ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2017	51,044,752	$537,576	$4,713	$(5,466)	$168,345	$(11,840)	$693,328
Adoption of ASU No. 2016-01	—	—	—	—	177	(177)	—
Adoption of ASU No. 2018-02	—	—	—	—	2,590	(2,590)	—
Comprehensive income	—	—	—	—	31,433	(12,033)	19,400
Common stock repurchased	(94,900)	(1,551)	—	—	—	—	(1,551)
Stock-based compensation expense	—	—	1,417	—	—	—	1,417
ESOP shares released or committed to be released	—	—	77	114	—	—	191
Shares issued for stock options exercised	172,794	2,973	(1,538)	—	—	—	1,435
Shares issued for restricted stock grants	8,763	147	(147)	—	—	—	—
Shares canceled for restricted stock forfeitures	(8,340)	(139)	139	—	—	—	—
Cancellation of shares for tax withholding	(5,720)	—	(102)	—	—	—	(102)
Dividends paid ($0.24 per common share)	—	—	$—	—	(12,241)	$—	(12,241)
Balance at June 30, 2018	51,117,349	$539,006	$4,559	$(5,352)	$190,304	$(26,640)	$701,877

	Three-Month Period Ended June 30, 2018
Balance at March 31, 2018	50,976,667	$536,537	$5,052	$(5,409)	$180,777	$(23,957)	$693,000
Comprehensive income	—	—	—	—	15,646	(2,683)	12,963
Stock-based compensation expense	—	—	699	—	—	—	699
ESOP shares released or committed to be released	—	—	39	57	—	—	96
Shares issued for stock options exercised	149,986	2,608	(1,353)	—	—	—	1,255
Shares canceled for restricted stock forfeitures	(8,340)	(139)	139	—	—	—	—
Cancellation of shares for tax withholding	(964)	—	(17)	—	—	—	(17)
Dividends paid ($0.12 per common share)	—	—	—	—	(6,119)	—	(6,119)
Balance at June 30, 2018	51,117,349	$539,006	$4,559	$(5,352)	$190,304	$(26,640)	$701,877

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$9,409	$31,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investments, net	2,544	2,157
Amortization of intangible assets and purchase accounting marks, net	1,260	681
Amortization of subordinated debt issuance costs	32	63
Stock-based compensation expense	1,069	1,417
ESOP expense	164	191
Provision for loan losses	4,515	4,289
Gains on sales of securities, net	(874)	(178)
Net realized (gain) loss on marketable equity securities	(45)	1
Loans originated for sale	(72,353)	(170,922)
Principal balance of loans sold	112,332	199,537
Decrease (increase) in mortgage servicing asset	2,075	(1,946)
Loss (gain) on sales of other real estate owned	7	(78)
Net change in mortgage banking fair value adjustments	(581)	1,144
Loss on disposal of equipment	102	68
Write-downs of other real estate owned	58	218
Depreciation and amortization of premises and equipment	4,205	3,769
Net loss on limited partnership investments	8,501	1,550
Deferred income tax expense (benefit)	57	(928)
Increase in cash surrender value of bank-owned life insurance	(3,046)	(2,882)
Income recognized from death benefits on bank-owned life insurance	(421)	(435)
Right-of-use asset depreciation	2,590	—
Amortization of lease liabilities	(2,118)	—
Lease incentives received	117	—
Net change in:
Deferred loan fees and premiums	(179)	(708)
Accrued interest receivable	(115)	(877)
Other assets	(30,475)	(11,700)
Accrued expenses and other liabilities	15,592	7,165
Net cash provided by operating activities	54,422	63,029
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	333,892	58,652
Proceeds from calls and maturities of available-for-sale securities	26,280	26,065
Principal payments on available-for-sale securities	30,819	33,669
Purchases of available-for-sale securities	(233,531)	(85,557)
Redemption of FHLBB and other restricted stock	9,002	6,940
Purchase of FHLBB stock	(1,930)	(3,480)
Proceeds from sale of other real estate owned	600	1,635
Purchases of loans	(169,414)	(144,913)
Loan originations, net of principal repayments	67,214	4,315
Proceeds from bank-owned life insurance death benefits	854	1,082
Purchases of bank-owned life insurance	—	(30,000)
Proceeds from redemption of bank-owned life insurance	—	26,292
Purchases of premises and equipment	(1,544)	(3,977)
Net cash provided by (used in) investing activities	62,242	(109,277)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows - Concluded (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in non-interest-bearing deposits	44,141	(7,594)
Net increase in interest-bearing deposits	11,808	202,871
Net increase in mortgagors’ and investors’ escrow accounts	9,856	6,981
Net decrease in short-term FHLBB advances	(160,000)	(91,000)
Repayments of long-term FHLBB advances	(287)	(775)
Repayments of called FHLBB advances	—	(30,000)
Proceeds from long-term FHLBB advances	15,000	950
Net change in other borrowings	(8,627)	(2,219)
Principal payments on finance leases	(132)	—
Proceeds from exercise of stock options	852	1,435
Common stock repurchased	—	(1,551)
Cancellation of shares for tax withholding	(291)	(102)
Cash dividend paid on common stock	(12,202)	(12,241)
Net cash (used in) provided by financing activities	(99,882)	66,755
Net increase in cash and cash equivalents	16,782	20,507
Cash and cash equivalents, beginning of period	97,964	88,668
Cash and cash equivalents, end of period	$114,746	$109,175

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$52,597	$34,989
Income taxes, net	2,193	1,135
Transfer of loans to other real estate owned	731	1,476
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,107	—
Operating cash flows from finance leases	125	—
Finance cash flows from finance leases	132	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	43,171	—
Finance leases	4,266	—

See accompanying notes to unaudited consolidated financial statements.

United Financial Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
Nature of Operations
United Financial Bancorp, Inc. (the “Company” or “United”) is headquartered in Hartford, Connecticut, and through United Bank (the “Bank”) and various subsidiaries, delivers financial services to individuals, families and businesses primarily throughout Connecticut and Massachusetts through 58 banking offices, its commercial loan production offices, its mortgage loan production offices, 72 ATMs, telephone banking, mobile banking and online banking (www.bankatunited.com).
Basis of Presentation
The consolidated interim financial statements and the accompanying notes presented in this report include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiaries, United Bank Mortgage Company, United Bank Investment Corp., Inc., United Bank Commercial Properties, Inc., United Bank Residential Properties, Inc., United Wealth Management, Inc., United Bank Investment Sub, Inc., UB Properties, LLC, United Financial Realty HC, Inc. and UCB Securities, Inc. II. In addition, the Bank has a real estate investment trust subsidiary, United Financial Business Trust I, which is a wholly-owned subsidiary of United Financial Realty HC, Inc.
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
Common Share Repurchases
The Company is chartered in the state of Connecticut. Connecticut law does not provide for treasury shares, and shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
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
Accounting Standards Issued but Not Yet Adopted
The following list identifies ASUs applicable to the Company that have been issued but are not yet effective:
Disclosure
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove the disclosure requirements that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted and amendments should be applied on a retrospective basis to all periods presented. This ASU will affect the Company’s disclosure only and will not have a financial statement impact.
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
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The expected credit loss model will require a financial asset to be presented at the net amount expected to be collected. The impact on adoption is a one-time adjustment to retained earnings.
Additional updates were issued through ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging (Topic 825), Financial Instruments. This ASU clarifies and improves guidance related to the previously issued standards on credit losses, hedging and recognition and measurement of financial instruments. The amendments provide entities with various measurement alternatives and policy elections related to accounting for credit losses and accrued interest receivable balances. Entities are also able to elect a practical expedient to separately disclose the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. The amendments clarify that the estimated allowance for credit losses should include all expected recoveries of financial assets and trade receivables that were previously written off and expected to be written off. The amendments also allow entities to use projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses on variable-rate financial instruments.
In addition, new updates were issued through ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This amendment allows entities to elect the fair value option on certain financial instruments. On adoption, an entity is allowed to irrevocably elect the fair value option on an instrument-by-instrument basis. This alternative is available for all instruments in the scope of Subtopic 326-20 except for existing held-to-maturity debt securities. If an entity elects the fair value option, the difference between the instrument’s fair value and carrying amount is recognized as a cumulative-effect adjustment.
The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. The ASU is expected to increase loan loss reserves, the amount of which is uncertain at this time. The Company has formed a committee led by the Bank’s Chief Credit Officer, which includes the Chief Financial Officer and Chief Risk Officer, to assist in identifying, implementing and evaluating the impact of the required changes to loan loss estimation models and processes.

The Company has evaluated portfolio segments, methodologies and the control environment under the new standard. Additionally, the Company is in the process of finalizing internal policy, documentation for regulators, model governance and process controls, and is performing parallel testing.

Note 3.	Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities classified as available-for-sale at June 30, 2019 and December 31, 2018 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2019
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$235,412	$1,272	$(304)	$236,380
Government-sponsored residential collateralized debt obligations	116,142	821	(47)	116,916
Government-sponsored commercial mortgage-backed securities	15,230	574	—	15,804
Government-sponsored commercial collateralized debt obligations	149,654	776	(1,261)	149,169
Asset-backed securities	141,918	411	(789)	141,540
Corporate debt securities	91,952	1,865	(145)	93,672
Obligations of states and political subdivisions	84,970	2,141	(92)	87,019
Total available-for-sale debt securities	$835,278	$7,860	$(2,638)	$840,500

December 31, 2018
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$208,916	$—	$(4,818)	$204,098
Government-sponsored residential collateralized debt obligations	172,468	270	(2,019)	170,719
Government-sponsored commercial mortgage-backed securities	28,694	—	(1,016)	27,678
Government-sponsored commercial collateralized debt obligations	155,091	—	(6,865)	148,226
Asset-backed securities	102,371	15	(1,891)	100,495
Corporate debt securities	86,462	48	(3,280)	83,230
Obligations of states and political subdivisions	250,593	425	(12,117)	238,901
Total available-for-sale debt securities	$1,004,595	$758	$(32,006)	$973,347

At June 30, 2019, the net unrealized gain on securities available-for-sale of $5.2 million, net of an income tax benefit of $1.1 million, or $4.1 million, was included in accumulated other comprehensive loss on the unaudited Consolidated Statement of Condition.
The amortized cost and fair value of debt securities at June 30, 2019 by contractual maturities are presented below. Actual maturities may differ from contractual maturities because some securities may be called or repaid without any penalties. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within 1 year	$—	$—
After 1 year through 5 years	9,258	9,413
After 5 years through 10 years	85,822	87,371
After 10 years	81,842	83,907
	176,922	180,691
Government-sponsored residential mortgage-backed securities	235,412	236,380
Government-sponsored residential collateralized debt obligations	116,142	116,916
Government-sponsored commercial mortgage-backed securities	15,230	15,804
Government-sponsored commercial collateralized debt obligations	149,654	149,169
Asset-backed securities	141,918	141,540
Total available-for-sale debt securities	$835,278	$840,500

Effective January 1, 2018, the Company adopted FASB ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which required the Company to recognize the changes in fair value of marketable equity securities to be recorded in the Consolidated Statements of Net Income. The cumulative-effect adjustment resulting from the adoption of this new standard was a one-time adjustment that increased retained earnings and increased accumulated other comprehensive losses on January 1, 2018 by $177,000. For the three months ended June 30, 2019 and 2018, there were ($8,000) and $24,000, respectively, in realized gains (losses) recognized in other (loss) income in the Consolidated Statements of Net Income on marketable equity securities. For the six months ended June 30, 2019 and 2018, there were $45,000 and $(1,000), respectively, in realized gains (losses) recognized in other income in the Consolidated Statements of Net Income on marketable equity securities. At June 30, 2019 and December 31, 2018, the fair value of marketable equity securities included in other assets on the Consolidated Statements of Condition was $401,000 and $356,000, respectively.

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
At June 30, 2019 and December 31, 2018, the Company had securities with a fair value of $365.0 million and $438.8 million, respectively, pledged as derivative collateral, collateral for reverse repurchase borrowings, collateral for municipal deposit exposure, and collateral for FHLBB borrowing capacity.
For the three months ended June 30, 2019 and 2018, gross gains of $468,000 and $71,000, respectively, were realized on the sales of available-for-sale securities. For the six months ended June 30, 2019 and 2018, gross gains of $3.4 million and $418,000, respectively, were realized on the sales of available-for-sale securities. There were gross losses of $331,000 and $9,000 realized on the sale of available-for-sale securities for the three months ended June 30, 2019 and 2018, respectively. There were gross losses of $2.5 million and $240,000 realized on the sale of available-for-sale securities for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, the Company did not have any exposure to private-label mortgage-backed securities. The Company also did not own any single security with an aggregate book value in excess of 10% of the Company’s stockholders’ equity.
As of June 30, 2019, the fair value of the obligations of states and political subdivisions portfolio was $87.0 million, with no significant geographic or issuer exposure concentrations. Of the total state and political obligations of $87.0 million, $32.7 million were representative of general obligation bonds, for which $18.1 million are general obligations of political subdivisions of the respective state, rather than general obligations of the state itself.

The following table summarizes gross unrealized losses and fair value, aggregated by category and length of time the securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2019
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$28,737	$(74)	$66,174	$(230)	$94,911	$(304)
Government-sponsored residential collateralized debt obligations	—	—	8,177	(47)	8,177	(47)
Government-sponsored commercial collateralized debt obligations	—	—	99,536	(1,261)	99,536	(1,261)
Asset-backed securities	50,056	(263)	33,113	(526)	83,169	(789)
Corporate debt securities	6,147	(34)	7,382	(111)	13,529	(145)
Obligations of states and political subdivisions	—	—	14,068	(92)	14,068	(92)
Total available-for-sale securities	$84,940	$(371)	$228,450	$(2,267)	$313,390	$(2,638)

December 31, 2018
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$97,634	$(1,590)	$106,464	$(3,228)	$204,098	$(4,818)
Government-sponsored residential collateralized debt obligations	5,093	(54)	107,291	(1,965)	112,384	(2,019)
Government-sponsored commercial mortgage-backed securities	—	—	27,678	(1,016)	27,678	(1,016)
Government-sponsored commercial collateralized debt obligations	15,787	(176)	132,439	(6,689)	148,226	(6,865)
Asset-backed securities	62,444	(1,272)	23,426	(619)	85,870	(1,891)
Corporate debt securities	43,937	(1,394)	33,245	(1,886)	77,182	(3,280)
Obligations of states and political subdivisions	89,312	(2,204)	137,590	(9,913)	226,902	(12,117)
Total available-for-sale securities	$314,207	$(6,690)	$568,133	$(25,316)	$882,340	$(32,006)

Of the available-for-sale securities summarized above as of June 30, 2019, 20 securities had unrealized losses equaling 0.4% of the amortized cost basis for less than twelve months and 46 securities had unrealized losses of 1.0% of the amortized cost basis for twelve months or more. As of December 31, 2018, of the available-for sale securities, 95 securities had unrealized losses equaling 2.1% of the amortized cost basis for less than twelve months and 155 securities had unrealized losses equaling 4.3% of the amortized cost basis for twelve months or more.
Based on its detailed quarterly review of the securities portfolio, management believes that no individual unrealized loss as of June 30, 2019 represents an other-than-temporary impairment. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which a security is below book value as well as consideration of issuer specific information (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates, market changes, or credit risk.
The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2019.
Government-sponsored residential mortgage-backed securities, residential collateralized debt obligations, commercial mortgage-backed securities, and commercial collateralized debt obligations.  The unrealized losses on certain securities within the Company’s government-sponsored mortgage-backed and collateralized debt obligation portfolios were caused by the higher overall interest rate levels compared to the market interest rates when purchases were initiated. The Company monitors this risk, and does not expect these securities to settle at a price less than the par value of the securities.
Asset-backed securities.  The unrealized losses on certain securities within the Company’s asset- backed securities portfolio were largely driven by the spread widening of these securities as a response to the market volatility in the fourth quarter of 2018, with limited tightening occurring in the first half of 2019, as well as the market viewing floating rate products as less desirable in a downward rate movement environment. Based on the credit profiles and asset qualities of the individual securities, management does not believe that the securities have suffered from any credit related losses at this time. The Company does not expect these securities to settle at a price less than the par value of the securities.
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
The Company will continue to review its entire portfolio for other-than-temporarily impaired securities.

Note 4.	Loans Receivable and Allowance for Loan Losses
A summary of the Company’s loan portfolio is as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$459,648	8.0%	$443,398	7.8%
Investor non-owner occupied	1,971,103	34.2	1,911,070	33.8
Construction	80,063	1.4	87,493	1.5
Total commercial real estate loans	2,510,814	43.6	2,441,961	43.1

Commercial business loans	910,473	15.8	886,770	15.7

Consumer loans:
Residential real estate	1,306,208	22.8	1,313,373	23.2
Home equity	575,683	10.0	583,454	10.3
Residential construction	12,542	0.2	20,632	0.4
Other consumer	439,413	7.6	410,249	7.3
Total consumer loans	2,333,846	40.6	2,327,708	41.2
Total loans	5,755,133	100.0%	5,656,439	100.0%
Net deferred loan costs and premiums	17,965		17,786
Allowance for loan losses	(53,206)		(51,636)
Loans - net	$5,719,892		$5,622,589

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
At June 30, 2019, the Company had an allowance for loan losses of $53.2 million, or 0.92%, of total loans as compared to an allowance for loan losses of $51.6 million, or 0.91%, of total loans at December 31, 2018. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
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
The following table presents the Company’s loans by risk rating at June 30, 2019 and December 31, 2018:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer
	(In thousands)
June 30, 2019
Loans rated 1-5	$427,943	$1,943,854	$87,531	$867,018	$1,287,301	$568,675	$437,269
Loans rated 6	18,846	4,590	2,377	31,331	2,594	608	—
Loans rated 7	12,859	22,659	2,697	12,124	16,313	6,400	2,144
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$459,648	$1,971,103	$92,605	$910,473	$1,306,208	$575,683	$439,413

December 31, 2018
Loans rated 1-5	$410,403	$1,884,767	$104,848	$844,541	$1,294,623	$576,509	$407,935
Loans rated 6	17,134	6,544	1,994	28,385	2,429	740	—
Loans rated 7	15,861	19,759	1,283	13,844	16,321	6,205	2,314
Loans rated 8	—	—	—	—	—	—	—
Loans rated 9	—	—	—	—	—	—	—
	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249

Activity in the allowance for loan losses for the periods ended June 30, 2019 and 2018 was as follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2019
Balance, beginning of period	$4,148	$17,677	$1,573	$11,010	$7,825	$3,348	$4,360	$2,100	$52,041
Provision (credit) for loan losses	321	389	(13)	85	(175)	91	1,774	—	2,472
Loans charged off	—	—	(34)	(366)	(152)	(173)	(1,241)	—	(1,966)
Recoveries of loans previously charged off	47	10	—	179	78	126	219	—	659
Balance, end of period	$4,516	$18,076	$1,526	$10,908	$7,576	$3,392	$5,112	$2,100	$53,206

Three Months Ended June 30, 2018
Balance, beginning of period	$3,927	$15,983	$1,633	$10,981	$7,785	$3,217	$2,544	$1,845	$47,915
Provision (credit) for loan losses	(76)	1,238	(135)	104	219	35	880	85	2,350
Loans charged off	—	(16)	—	(582)	(69)	(75)	(597)	—	(1,339)
Recoveries of loans previously charged off	—	16	—	23	21	69	108	—	237
Balance, end of period	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163

Six Months Ended June 30, 2019
Balance, beginning of period	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636
Provision (credit) for loan losses	10	1,050	56	592	(310)	546	2,451	120	4,515
Loans charged off	—	—	(183)	(884)	(260)	(522)	(2,179)	—	(4,028)
Recoveries of loans previously charged off	47	15	—	239	175	148	459	—	1,083
Balance, end of period	$4,516	$18,076	$1,526	$10,908	$7,576	$3,392	$5,112	$2,100	$53,206

Six Months Ended June 30, 2018
Balance, beginning of period	$3,754	$15,916	$1,601	$10,608	$7,694	$3,258	$2,523	$1,745	$47,099
Provision (credit) for loan losses	97	1,332	(82)	900	422	287	1,148	185	4,289
Loans charged off	—	(80)	(21)	(1,235)	(250)	(424)	(1,022)	—	(3,032)
Recoveries of loans previously charged off	—	53	—	253	90	125	286	—	807
Balance, end of period	$3,851	$17,221	$1,498	$10,526	$7,956	$3,246	$2,935	$1,930	$49,163

Further information pertaining to the allowance for loan losses and impaired loans at June 30, 2019 and December 31, 2018 follows:

	Owner-Occupied CRE	Investor CRE	Construction	Commercial Business	Residential Real Estate	Home Equity	Other Consumer	Unallocated	Total
	(In thousands)
June 30, 2019
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$—	$4	$68	$—	$243	$—	$315
Allowance related to loans collectively evaluated and not deemed impaired	4,516	18,076	1,526	10,904	7,508	3,392	4,869	2,100	52,891
Total allowance for loan losses	$4,516	$18,076	$1,526	$10,908	$7,576	$3,392	$5,112	$2,100	$53,206

Loans deemed impaired	$2,502	$8,094	$763	$8,915	$19,780	$8,567	$929		$49,550
Loans not deemed impaired	457,146	1,962,858	91,842	901,558	1,284,737	567,116	437,197		5,702,454
Loans acquired with deteriorated credit quality	—	151	—	—	1,691	—	1,287		3,129
Total loans	$459,648	$1,971,103	$92,605	$910,473	$1,306,208	$575,683	$439,413		$5,755,133

December 31, 2018
Allowance related to loans individually evaluated and deemed impaired	$—	$—	$92	$114	$120	$1	$243	$—	$570
Allowance related to loans collectively evaluated and not deemed impaired	4,459	17,011	1,561	10,847	7,851	3,219	4,138	1,980	51,066
Total allowance for loan losses	$4,459	$17,011	$1,653	$10,961	$7,971	$3,220	$4,381	$1,980	$51,636

Loans deemed impaired	$3,034	$6,895	$1,047	$5,219	$20,114	$8,257	$1,318		$45,884
Loans not deemed impaired	440,364	1,903,998	107,078	881,551	1,291,255	575,197	407,851		5,607,294
Loans acquired with deteriorated credit quality	—	177	—	—	2,004	—	1,080		3,261
Total loans	$443,398	$1,911,070	$108,125	$886,770	$1,313,373	$583,454	$410,249		$5,656,439
Management has established the allowance for loan loss in accordance with GAAP at June 30, 2019 based on the current risk assessment and level of loss that is believed to exist within the portfolio. This level of reserve is deemed an appropriate estimate of probable loan losses inherent in the loan portfolio as of June 30, 2019 based upon the analysis conducted and given the portfolio composition, delinquencies, charge offs and risk rating changes experienced during the first six months of 2019 and the three-year evaluation period utilized in the analysis. Based on the qualitative assessment of the portfolio and in thorough consideration of non-performing loans, management believes that the allowance for loan losses properly supports the level of associated loss and risk.

The following is a summary of past due and non-accrual loans at June 30, 2019 and December 31, 2018, including purchased credit impaired loans:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
June 30, 2019
Owner-occupied CRE	$122	$—	$705	$827	$—	$1,989
Investor CRE	729	135	633	1,497	—	2,357
Construction	—	—	629	629	—	629
Commercial business loans	1,337	711	3,702	5,750	1,913	2,871
Residential real estate	3,965	1,169	8,650	13,784	1,691	15,492
Home equity	1,447	512	4,774	6,733	—	6,376
Other consumer	683	797	1,009	2,489	161	856
Total	$8,283	$3,324	$20,102	$31,709	$3,765	$30,570

December 31, 2018
Owner-occupied CRE	$1,745	$7	$352	$2,104	$—	$2,503
Investor CRE	1,306	91	546	1,943	—	1,131
Construction	331	—	913	1,244	—	913
Commercial business loans	5,455	1,582	2,803	9,840	1,387	2,481
Residential real estate	11,214	5,216	9,448	25,878	2,004	16,214
Home equity	1,498	779	4,349	6,626	—	6,192
Other consumer	1,123	359	1,393	2,875	154	1,243
Total	$22,672	$8,034	$19,804	$50,510	$3,545	$30,677
Loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.

The following is a summary of impaired loans with and without a valuation allowance as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Owner-occupied CRE	$2,502	$2,756		$3,034	$3,422
Investor CRE	8,094	8,395		6,895	7,153
Construction	763	1,197		333	1,339
Commercial business loans	8,274	10,686		5,105	7,325
Residential real estate	18,879	20,978		18,244	20,153
Home equity	8,567	10,080		8,132	9,483
Other consumer	686	688		725	725
Total	47,765	54,780		42,468	49,600

Impaired loans with a valuation allowance:
Construction	$—	$—	$—	714	965	$92
Commercial business loans	641	672	4	114	122	114
Residential real estate	901	984	68	1,870	2,069	120
Home equity	—	—	—	125	130	1
Other consumer	243	1,193	243	593	593	243
Total	1,785	2,849	315	3,416	3,879	570
Total impaired loans	$49,550	$57,629	$315	$45,884	$53,479	$570

The following is a summary of average recorded investment in impaired loans and interest income recognized on those loans for the periods indicated:

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Owner-occupied CRE	$2,452	$25	$2,866	$41
Investor CRE	7,293	94	9,060	93
Construction	816	3	1,497	5
Commercial business loans	8,861	70	4,338	26
Residential real estate	20,180	222	18,918	164
Home equity	8,285	25	8,239	59
Other consumer	1,122	—	459	—
Total	$49,009	$439	$45,377	$388

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Owner-occupied CRE	$2,646	$49	$2,677	$73
Investor CRE	7,160	170	8,845	202
Construction	893	4	1,756	15
Commercial business loans	7,647	109	4,786	78
Residential real estate	20,159	467	18,712	371
Home equity	8,275	56	8,341	137
Other consumer	1,187	1	438	—
	$47,967	$856	$45,555	$876

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
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$18,980	$15,208
Non-accrual status	5,820	6,971
Total recorded investment in TDRs	$24,800	$22,179

Accruing TDRs performing under modified terms more than one year	$12,823	$12,609
Specific reserves for TDRs included in the balance of allowance for loan losses	$68	$213
Additional funds committed to borrowers in TDR status	$3	$7

Loans restructured as TDRs during the three and six months ended June 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended			Six Months Ended
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
June 30, 2019
Commercial business	—	$—	$—	5	$3,512	$3,512
Residential real estate	1	75	107	2	504	536
Home equity	4	179	182	4	179	182
Total TDRs	5	$254	$289	11	$4,195	$4,230

June 30, 2018
Construction	—	$—	$—	1	$965	$965
Residential real estate	1	29	29	5	2,890	2,890
Home equity	2	109	123	6	429	443
Total TDRs	3	$138	$152	12	$4,284	$4,298
The following table provides information on loan balances modified as TDRs during the period:

	Three Months Ended June 30,
	2019			2018
	Extended Maturity	Adjusted Rate and Extended Maturity	Other	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral
	(In thousands)
Residential real estate	$75	$—	$—	$—	$—	$29
Home equity	—	179	—	—	109	—
Total	$75	$179	$—	$—	$109	$29

	Six Months Ended June 30,
	2019			2018
	Extended Maturity	Adjusted Rate and Extended Maturity	Other	Extended Maturity	Adjusted Rate and Extended Maturity	Payment Deferral
	(In thousands)
Construction	$—	$—	$—	$965	$—	$—
Commercial business	—	—	3,512	—	—	—
Residential real estate	504	—	—	—	—	2,980
Home equity	—	179	—	61	368	—
	$504	$179	$3,512	$1,026	$368	$2,980

The following table provides information on loans modified as TDRs within the previous 12 months and for which there was a payment default during the periods presented:

	June 30, 2019		June 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Investor CRE	—	$—	1	$204
Residential real estate	—	—	1	399
Home equity	1	141	2	560
Total	1	$141	4	$1,163
The majority of restructured loans were on accrual status as of June 30, 2019 and December 31, 2018. Typically, residential loans are restructured with a modification and extension of the loan amortization and maturity at substantially the same interest rate as contained in the original credit extension. As part of the TDR process, the current value of the property is compared to the Company’s carrying value and if not fully supported, a charge-off is processed through the allowance for loan losses. Commercial real estate loans, commercial construction loans and commercial business loans also contain payment modification agreements and a like assessment of the underlying collateral value if the borrower’s cash flow may be inadequate to service the entire obligation.
Loan Servicing
The Company services certain loans for third parties. The aggregate balance of loans serviced for others was $1.50 billion and $1.47 billion as of June 30, 2019 and December 31, 2018, respectively. The balances of these loans are not included on the accompanying Consolidated Statements of Condition. During the three and six months ended June 30, 2019, the Company received servicing income of $699,000 and $1.5 million, compared to $679,000 and $1.4 million for the same periods in 2018. This income is included in (loss) income from mortgage banking activities in the Consolidated Statements of Net Income.
The risks inherent in mortgage servicing rights relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights at June 30, 2019 and December 31, 2018 was determined using pretax internal rates of return ranging from 11.8% to 13.8%, and the Public Securities Association Standard Prepayment model to estimate prepayments on the portfolio with an average prepayment speed of 266 and 150, respectively. The fair value of mortgage servicing rights is obtained from a third-party provider.
Mortgage servicing rights are included in other assets on the Consolidated Statements of Condition. Changes in the fair value of mortgage servicing rights are included in (loss) income from mortgage banking activities in the Consolidated Statements of Net Income. The following table summarizes mortgage servicing rights activity for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Mortgage servicing rights:
Balance at beginning of period	$14,691	$13,333	$14,739	$11,733
Change in fair value recognized in net income	(2,241)	(609)	(3,188)	210
Issuances	214	955	1,113	1,736
Fair value of mortgage servicing rights at end of period	$12,664	$13,679	$12,664	$13,679

Note 5.	Leases

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

Transition to the new standard did not result in a cumulative-effect adjustment as the net impact to the Company’s assets was equal to the net impact to liabilities.  The Company adopted the package of practical expedients as provided under the transition guidance within the new standard, which allows an entity to not reassess the following: (a) whether any expired or existing contracts are or contain a lease, (b) lease classification for any expired or existing leases, and (c) initial direct costs for any expired or existing leases.

Upon adoption of this ASU, the Company recorded an increase in assets of $46.5 million and an increase in liabilities of $46.5 million on the Consolidated Statements of Condition as a result of recognizing right-of-use assets and lease liabilities.

At June 30, 2019, the Company had 70 operating leases consisting of branches, administrative offices, ATMs, and copiers, as well as three finance leases for branch locations.  The Company’s leases have remaining lease terms of one to twenty years with renewal options of five to thirty years.  Renewal options are recognized as part of the right-of-use asset and lease liability in cases where the option has been exercised or the Company is reasonably certain to exercise an option to renew based on relevant factors that create an economic incentive to exercise.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Operating lease cost	$1,674	$3,346

Finance lease cost:
Amortization of right-of-use assets	89	178
Interest on lease liabilities	62	125

Sublease income	(223)	(445)
Lease income	(98)	(197)

Total lease cost	$1,504	$3,007

Other information related to leases as of June 30, 2019 is as follows:

June 30, 2019
Weighted Average Remaining Lease Term (in years):
Operating Leases	12.00
Finance Leases	13.00

Weighted Average Discount Rate:
Operating Leases	3.54%
Finance Leases	5.44%

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019 (remaining six months)	$3,529	$257
2020	7,189	515
2021	7,021	515
2022	6,555	515
2023	5,447	515
Thereafter	38,252	3,929
Total lease payments	67,993	6,246
Less: imputed interest	(12,796)	(1,728)
Total	$55,197	$4,518

Maturities of rents receivable as of June 30, 2019 are as follows:

Operating Leases
(In thousands)
2019 (remaining six months)	$682
2020	1,391
2021	1,266
2022	841
2023	144
Thereafter	297
Total lease payments receivable	$4,621

Note 6.	Goodwill and Core Deposit Intangibles
The carrying value of goodwill was $116.7 million and $116.8 million at June 30, 2019 and December 31, 2018, respectively. The changes in the carrying amount of core deposit intangible assets are summarized as follows:

Core Deposit Intangibles
(In thousands)
Balance at December 31, 2017	$4,491
Amortization expense	(1,350)
Acquisitions	2,886
Balance at December 31, 2018	$6,027
Amortization expense	(808)
Balance at June 30, 2019	$5,219

Estimated amortization expense for the years ending December 31,
2019 (remaining six months)	$730
2020	1,293
2021	1,048
2022	803
2023	559
2024 and thereafter	786
Total remaining	$5,219

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but will be subject to an annual review of qualitative factors to determine if an impairment test is required. The core deposit intangible is being amortized using the sum of the years’ digits method over its estimated life of 10 years. Amortization expense of the core deposit intangible was $388,000 and $305,000 for the three months ended June 30, 2019 and 2018, respectively, and $808,000 and $642,000 for the six months ended June 30, 2019 and 2018, respectively.
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
Federal Home Loan Bank of Boston Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Contractual maturities and weighted-average rates of outstanding advances from the FHLBB as of June 30, 2019 and December 31, 2018 are summarized below:

	June 30, 2019		December 31, 2018
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(Dollars in thousands)
2019	$590,000	2.57%	$785,000	2.55%
2020	10,000	2.18	8,000	2.33
2021	33,000	2.61	—	—
2022	15,000	2.80	—	—
2023	2,306	2.51	2,557	2.51
Thereafter	1,494	2.58	1,531	2.58
	$651,800	2.57%	$797,088	2.54%

The total carrying value of FHLBB advances at June 30, 2019 was $652.0 million, which includes a remaining fair value adjustment of $163,000 on acquired advances. At December 31, 2018, the total carrying value of FHLBB advances was $797.3 million, with a remaining fair value adjustment of $183,000.
At June 30, 2019, the Company had no outstanding advances that are callable by the FHLBB. All advances are collateralized by first and second mortgage loans, as well as investment securities with an estimated eligible collateral value of $2.30 billion and $2.37 billion at June 30, 2019 and December 31, 2018, respectively.
In addition to the outstanding advances, the Company has access to an unused line of credit with the FHLBB amounting to $10.0 million at June 30, 2019 and December 31, 2018. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and have a discounted value equal to the aggregate amount of the line of credit and outstanding advances. At June 30, 2019, the Company could borrow immediately an additional $700.0 million from the FHLBB, inclusive of the line of credit.
Other Borrowings
The following table presents other borrowings by category as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Subordinated debentures	$80,322	$80,201
Wholesale repurchase agreements	—	10,000
Customer repurchase agreements	9,703	8,361
Other	—	3,793
Total other borrowings	$90,025	$102,355

Subordinated Debentures
On September 23, 2014, the Company closed its public offering of $75.0 million of its 5.75% Subordinated Notes due October 1, 2024 (the “Notes”). The Notes were offered to the public at par. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2015. Issuance costs totaled $1.3 million and are being amortized over the life of the Notes as a component of interest expense. The carrying value, net of issuance costs, totaled $74.3 million at both June 30, 2019 and December 31, 2018.
The Company assumed junior subordinated debt in the form of trust preferred securities issued through a private placement offering with a face amount of $7.7 million in a merger in 2014. The Company recorded a fair value acquisition discount of $2.3 million on May 1, 2014. The remaining unamortized discount was $1.7 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively. This issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. A special redemption provision allows the Company to redeem this issue at par on March 15, June 15, September 15, or December 15 of any year subsequent to March 15, 2011.

Repurchase Agreements
The following table presents the Company’s outstanding borrowings under repurchase agreements as of June 30, 2019 and December 31, 2018:

	Remaining Contractual Maturity of the Agreements
	Overnight	Up to 1 Year	1 - 3 Years	Greater than 3 Years	Total
	(In thousands)
June 30, 2019
Repurchase Agreements
U.S. Agency Securities	$9,703	$—	$—	$—	$9,703

December 31, 2018
Repurchase Agreements
U.S. Treasury and Agency Securities	$8,361	$10,000	$—	$—	$18,361

At June 30, 2019, the Company had no advances outstanding under wholesale reverse repurchase agreements. At December 31, 2018, advances outstanding under wholesale reverse repurchase agreements totaled $10.0 million, and consisted of one individual borrowing with a remaining term of one year or less and had a weighted average cost of 2.44%. The Company pledged investment securities with a market value of $12.5 million as collateral for these borrowings at December 31, 2018.
Retail repurchase agreements, primarily consisting of transactions with commercial and municipal customers, are for a term of one day and are backed by the purchasers’ interest in certain U.S. Government Agency securities or government-sponsored securities. As of June 30, 2019 and December 31, 2018, retail repurchase agreements totaled $9.7 million and $8.4 million, respectively. The Company pledged investment securities with a market value of $24.6 million and $25.4 million as collateral for these borrowings at June 30, 2019 and December 31, 2018, respectively.
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
Other
At December 31, 2018, other borrowings totaled $3.8 million and consisted of capital lease obligations for three of the Company’s leased banking branches acquired during a merger. Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). Upon adoption, these capital lease obligations were reclassified from other borrowings to finance lease liabilities on the Consolidated Statements of Condition, and totaled $4.5 million at June 30, 2019. See Note 5, “Leases” in the Notes to Consolidated Financial Statements for further information.
Other Sources of Wholesale Funding
The Company has relationships with brokered sweep deposit providers by which funds are deposited by the counterparties at the Company’s request. Amounts outstanding under these agreements are reported as interest-bearing deposits and totaled $369.9 million at a cost of 2.57% at June 30, 2019 and $432.5 million at a cost of 2.44% at December 31, 2018. The Company maintains open dialogue with the brokered sweep providers and has the ability to increase the deposit balances upon request, up to certain limits based upon internal policy requirements.
Additionally, the Company has unused federal funds lines of credit with four counterparties totaling $140.0 million at both June 30, 2019 and December 31, 2018.

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
Information about interest rate swap agreements and non-hedging derivative assets and liabilities as of June 30, 2019 and December 31, 2018 is as follows:

	Notional Amount	Weighted-Average Remaining Maturity	Weighted-Average Rate				Estimated Fair Value, Net Asset (Liability)
			Received		Paid
	(In thousands)	(In years)					(In thousands)
June 30, 2019
Cash flow hedges:
Interest rate swaps	$445,000	3.66	2.51%		2.53%		$(12,679)
Non-hedging derivatives:
Forward loan sale commitments	62,152	0.00					(328)
Derivative loan commitments	24,035	0.00					430
Interest rate swap	7,500	7.04					(267)
Loan level swaps - dealer(1)	668,901	6.32	4.24%		4.12%		(24,622)
Loan level swaps - borrowers(1)	668,901	6.32	4.12%		4.24%		24,610
Forward starting loan level swaps - dealer(1)	8,000	8.20	TBD	(2)	5.11%		(430)
Forward starting loan level swaps - borrower(1)	8,000	8.20	5.11%		TBD	(2)	430
Total	$1,892,489						$(12,856)

December 31, 2018
Cash flow hedges:
Forward starting interest rate swaps on future borrowings	$50,000	5.22	TBD	(3)	2.67%		$(356)
Interest rate swaps	395,000	4.02	2.59%		2.51%		457
Non-hedging derivatives:
Forward loan sale commitments	85,043	0.00					(681)
Derivative loan commitments	8,491	0.00					194
Interest rate swap	7,500	7.54					(686)
Loan level swaps - dealer(1)	640,760	6.88	4.20%		4.10%		2,068
Loan level swaps - borrowers(1)	640,760	6.88	4.10%		4.20%		(2,074)
Forward starting loan level swaps - dealer(1)	8,000	8.70	TBD	(2)	5.11%		(37)
Forward starting loan level swaps - borrower(1)	8,000	8.70	5.11%		TBD	(2)	37
Total	$1,843,554						$(1,078)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.4 million from accumulated other comprehensive loss to interest expense during the next 12 months.
The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a period of approximately 60 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
As of June 30, 2019, the Company had 11 outstanding interest rate derivatives with a notional value of $445.0 million that were designated as cash flow hedges of interest rate risk.
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
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting gain or loss on the related derivatives. For the three and six months ended June 30, 2019, there was no net impact to interest expense, and for the three and six months ended June 30, 2018, the Company recognized a negligible net impact to interest expense.
As of June 30, 2019, the Company had no outstanding interest rate derivatives that were designated as a fair value hedge of interest rate risk.
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
As of June 30, 2019, the Company had 89 borrower-facing interest rate derivatives with an aggregate notional amount of $668.9 million and 89 broker derivatives with an aggregate notional value amount of $668.9 million related to this program.
As of June 30, 2019, the Company had ten risk participation agreements with three counterparties related to a loan level interest rate swap with nine of its commercial banking customers. Of these agreements, four were entered into in conjunction with credit enhancements provided to the borrowers by the counterparties; therefore, if the borrowers default, the counterparties are responsible for a percentage of the exposure. Six agreements were entered into in conjunction with credit enhancements provided to the borrower by the Company, whereby the Company is responsible for a percentage of the exposure to the counterparty. At June 30, 2019, the notional amount of these risk participation agreements was $40.9 million, reflecting the counterparty participation of 31.9%. At June 30, 2019, the notional amount of the remaining four risk participation agreements was $30.1 million, reflecting the counterparty participation level of 36.5%. The risk participation agreements are a guarantee of performance on a derivative and accordingly, are recorded at fair value on the Company’s Consolidated Statements of Condition. The fair value of the risk participation agreements in an asset and liability position was negligible at June 30, 2019, and is recorded in other assets and other liabilities, respectively, on the Company’s Consolidated Statements of Condition.

Forward Starting Loan Level Swaps
As of June 30, 2019, the Company had one borrower-facing forward starting loan level swap with a notional amount of $8.0 million, and one broker derivative with a notional amount of $8.0 million related to this program. These swaps are related to the permanent financing of projects that are currently in the construction phase.

Mortgage Servicing Rights Interest Rate Swap
As of June 30, 2019, the Company had one receive-fixed interest rate derivative with a notional amount of $7.5 million and a maturity date in July 2026. The derivative was executed to protect against a portion of the devaluation of the Company’s mortgage servicing right asset that occurs in a falling rate environment. The instrument is marked to market through the Company’s Consolidated Statements of Net Income.
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
With TBA and mandatory cash contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor/counterparty at a specified price on or before a specified date. If the market improves (rate decline) and the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Conversely, if the market declines (rates increase) the investor/counterparty is obligated to pay a “pair-off” fee to the Company based on then-current market prices. The Company expects that these forward loan sale commitments, TBA and mandatory, will experience changes in fair value opposite to the change in fair value of derivative loan commitments.
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
Fair Values of Derivative Instruments on the Statement of Condition
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2019 and December 31, 2018:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2019	Dec 31, 2018	Balance Sheet Location	Jun 30, 2019	Dec 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap - cash flow hedge	Other Assets	$—	$1,610	Other Liabilities	$12,679	$1,509
Total derivatives designated as hedging instruments		$—	$1,610		$12,679	$1,509
Derivatives not designated as hedging instruments:
Forward loan sale commitments	Other Assets	$6	$—	Other Liabilities	$334	$681
Derivative loan commitments	Other Assets	430	194	Other Liabilities	—	—
Interest rate swap	Other Assets	—	—	Other Liabilities	267	686
Interest rate swap - with customers	Other Assets	25,265	4,805	Other Liabilities	655	6,879
Interest rate swap - with counterparties	Other Assets	655	6,877	Other Liabilities	25,277	4,809
Forward starting loan level swap	Other Assets	430	37	Other Liabilities	430	37
Total derivatives not designated as hedging		$26,786	$11,913		$26,963	$13,092

Effect of Derivative Instruments in the Company’s Consolidated Statements of Net Income and Changes in Stockholders’ Equity
The tables below present the effect of derivative instruments in the Company’s Statements of Changes in Stockholders’ Equity designated as hedging instruments for the three and six months ended June 30, 2019 and 2018:

Cash Flow Hedges
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest rate swaps	$(7,916)	$2,451	$(12,489)	$6,883

	Amount of (Loss) Gain Reclassified from AOCI into Expense (Effective Portion)
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest rate swaps	$(68)	$84	$(291)	$429

The tables below present information pertaining to the Company’s derivatives in the Consolidated Statements of Net Income designated as hedging instruments for the three and six months ended June 30, 2019 and 2018:

Fair Value Hedges
		Amount of Gain Recognized in Income from Derivatives
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(In thousands)
Interest rate swaps	Interest income	$—	$20	$—	$28

		Amount of Gain Recognized in Income from Hedged Items
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(In thousands)
Interest rate swaps	Interest income	$—	$20	$—	$29

The table below presents information pertaining to the Company’s derivatives not designated as hedging instruments in the Consolidated Statements of Net Income as of June 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Derivatives not designated as hedging instruments:
Derivative loan commitments	$221	$75	$236	$49
Interest rate swap	250	(62)	419	(256)
Forward loan sale commitments	(329)	(133)	353	(138)
Loan level swaps	(5)	(1)	(6)	4
Forward starting loan level swaps	1	—	—	—
	$138	$(121)	$1,002	$(341)

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
As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $37.9 million. As of June 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and had $37.5 million of securities pledged as collateral under these agreements. A degree of netting occurs on occasions where the Company has exposure to a counterparty and the counterparty has exposure to the Company. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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
•Rockville Financial, Inc. 2006 Stock Incentive Award Plan (the “2006 Plan”);
•Rockville Financial, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•United Financial Bancorp, Inc. 2008 Equity Incentive Plan; and
•2015 Omnibus Stock Incentive Plan (the “2015 Plan”).
The 2015 Plan became effective on October 29, 2015 upon approval by the Company’s shareholders. As of the effective date of the 2015 Plan, no other awards may be granted from the previously approved or assumed plans. The 2015 Plan allows the Company to use stock options, stock awards, and performance awards to attract, retain and reward performance of qualified employees and directors who contribute to the success of the Company. The 2015 Plan reserves a total of up to 4,050,000 shares (the “Cap”) of Company common stock for issuance upon the grant or exercise of awards made pursuant to the 2015 Plan. Of these shares, the Company may grant shares in the form of restricted stock, performance shares and other share-based awards and may grant stock options. However, the number of shares issuable will be adjusted by a “fungible ratio” of 2.35. This means that for each share award other than a stock option share or a stock appreciation right share, each 1 share awarded shall be deemed to be 2.35 shares awarded. As of June 30, 2019, there were 2,269,546 shares available for future grants under the 2015 Plan.
For the six months ended June 30, 2019, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $6,000 with a related tax benefit of $1,000 and $1.1 million with a related tax benefit of $234,000, respectively. Of the total expense amount for the six-month period, the amount for director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $131,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $938,000. For the six months ended June 30, 2018, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $8,000 with a related tax benefit of $2,000 and $1.4 million with a related tax benefit of $311,000, respectively.

For the three months ended June 30, 2019, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $2,000 with a negligible related tax benefit and $487,000 with a related tax benefit of $107,000, respectively. Of the total expense amount for the three-month period, the amount for director stock-based compensation expense recognized (in the Consolidated Statements of Net Income as other non-interest expense) was $71,000, and the amount for officer stock-based compensation expense recognized (in the Consolidated Statements of Net Income as salaries and employee benefit expense) was $418,000. For the three months ended June 30, 2018, total employee and director stock-based compensation expense recognized for stock options and restricted stock was $3,000 with a related tax benefit of $1,000 and $696,000 with a related tax benefit of $153,000, respectively.
The fair values of stock option and restricted stock awards, measured at grant date, are amortized to compensation expense on a straight-line basis over the vesting period.
Stock Options
The following table presents the activity related to stock options outstanding, including options that have stock appreciation rights (“SARs”), under the Plans for the six months ended June 30, 2019:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	1,386,712	$11.70
Granted	—	—
Exercised	(81,909)	10.40
Forfeited or expired	(866)	13.73
Outstanding at June 30, 2019	1,303,937	$11.79	3.3	$3.1
Stock options vested and exercisable at June 30, 2019	1,303,937	$11.79	3.3	$3.1

As of June 30, 2019, all exercisable stock options were fully vested, and accordingly, there was no unrecognized cost related to outstanding stock options.
There were no stock options granted during the six months ended June 30, 2019 and 2018.
Options exercised may include awards that were originally granted as tandem SARs. Therefore, if the SAR component is exercised, it will not equate to the number of shares issued due to the conversion of the SAR option value to the actual share value at exercise date. There were no options with a SAR component included in total options exercised during the six months ended June 30, 2019.
Restricted Stock
Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and in certain cases obtaining a performance metric. During the restriction period, all shares are considered outstanding and dividends are paid on the restricted stock. The Company issued 1,483 shares of restricted stock from shares available under the Company’s 2015 Plan during the six months ended June 30, 2019. The following table presents the activity for restricted stock for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	474,508	$15.44
Granted	1,483	13.48
Vested	(60,163)	11.57
Forfeited	(74,702)	14.75
Unvested as of June 30, 2019	341,126	$16.27

As of June 30, 2019, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Ownership Plan
As part of the second-step conversion and stock offering completed in 2011, the Employee Stock Ownership Plan (“ESOP”) borrowed an additional $7.1 million from the Company to purchase 684,395 shares of common stock during the initial public offering and in the open market. The outstanding loan balance of $5.9 million at June 30, 2019 will be repaid principally from the

Bank’s discretionary contributions to the ESOP over a remaining period of 22 years. The loan bears an interest rate of prime plus one percent. The unallocated ESOP shares are pledged as collateral on the loans. As the loans are repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. For the three months ended June 30, 2019 and 2018, ESOP compensation expense was $78,000 and $96,000, respectively. For the six months ended June 30, 2019 and 2018, ESOP compensation expense was $164,000 and $191,000, respectively.
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
The ESOP shares as of the period indicated below were as follows:

June 30, 2019
Allocated shares	1,243,678
Shares allocated for release	11,407
Unreleased shares	490,483
Total ESOP shares	1,745,568
Market value of unreleased shares (in thousands)	$6,955

Note 10.	Regulatory Matters

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
Federal banking regulations require a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, total capital to total risk-weighted assets ratio of 8.0%, and a minimum leverage ratio of 4.0% for all banking organizations. Additionally, community banking institutions must maintain a minimum capital conservation buffer of common equity Tier 1 capital of 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer and certain deductions from and adjustments to regulatory capital and risk-weighted assets were phased in over several years. The required minimum conservation buffer was 1.875% as of December 31, 2018 and increased to 2.5% on January 1, 2019, which was the date marking the end of the phase in period.
As of June 30, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 are also presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
United Bank
June 30, 2019
Total capital to risk weighted assets	$698,591	11.60%	$481,787	8.00%	$602,234	10.00%
Common equity tier 1 capital to risk weighted assets	642,922	10.67	271,148	4.50	391,658	6.50
Tier 1 capital to risk weighted assets	642,922	10.67	361,531	6.00	482,041	8.00
Tier 1 capital to total average assets	642,922	8.99	286,061	4.00	357,576	5.00
December 31, 2018
Total capital to risk weighted assets	$694,633	11.87%	$466,980	8.00%	$583,725	10.00%
Common equity tier 1 capital to risk weighted assets	640,773	10.95	264,539	4.50	382,112	6.50
Tier 1 capital to risk weighted assets	640,773	10.95	352,719	6.00	470,292	8.00
Tier 1 capital to total average assets	640,773	8.99	284,788	4.00	355,985	5.00

United Financial Bancorp, Inc.
June 30, 2019
Total capital to risk weighted assets	$733,239	12.14%	$483,189	8.00%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	602,570	9.98	271,700	4.50	N/A	N/A
Tier 1 capital to risk weighted assets	602,570	9.98	362,267	6.00	N/A	N/A
Tier 1 capital to total average assets	602,570	8.41	286,597	4.00	N/A	N/A
December 31, 2018
Total capital to risk weighted assets	$739,322	12.60%	$469,411	8.00%	N/A	N/A
Common equity tier 1 capital to risk weighted assets	610,462	10.40	264,142	4.50	N/A	N/A
Tier 1 capital to risk weighted assets	610,462	10.40	352,190	6.00	N/A	N/A
Tier 1 capital to total average assets	610,462	8.43	290,696	4.00	N/A	N/A

Our ability to pay dividends to our stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. The Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve staff in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income for that period. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits after deducting statutory bad debt in excess of its allowance for loan losses. The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to the Company’s shareholders if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations. Connecticut law restricts the amount of dividends that the Bank can pay based on net income included in retained earnings for the current year and the preceding two years. As of June 30, 2019 and December 31, 2018, $86.1 million and $135.0 million, respectively, was available for the payment of dividends. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s capital and allowance for loan losses.

Note 11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Benefit plans:
Unrecognized net actuarial loss	$(7,578)	$(7,861)
Tax effect	1,669	1,731
Benefit plans, net	(5,909)	(6,130)

Securities available-for-sale:
Net unrealized gain (loss)	5,222	(31,248)
Tax effect	(1,151)	6,885
Securities available-for-sale, net	4,071	(24,363)

Interest rate swaps:
Net unrealized (loss) gain	(12,679)	101
Tax effect	2,793	(22)
Interest rate swaps, net	(9,886)	79
	$(11,724)	$(30,414)

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
The following table sets forth the calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Net (loss) income available to common stockholders	$(3,248)	$15,646	$9,409	$31,433
Weighted-average common shares outstanding	51,114,458	51,021,309	51,114,720	51,009,560
Less: average number of unallocated ESOP award shares	(494,222)	(517,036)	(497,059)	(519,871)
Weighted-average basic shares outstanding	50,620,236	50,504,273	50,617,661	50,489,689
Dilutive effect of stock options	—	470,010	146,017	495,831
Weighted-average diluted shares	50,620,236	50,974,283	50,763,678	50,985,520
Net (loss) income per share:
Basic	$(0.06)	$0.31	$0.19	$0.62
Diluted	$(0.06)	$0.31	$0.19	$0.62

For the three and six months ended June 30, 2019, common stock equivalents of 181,033 shares have been excluded from the computation of diluted net (loss) income per share because the inclusion of such amounts is anti-dilutive. There were no anti-dilutive stock options during the three and six months ended June 30, 2018.

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
The aggregate principal amount of the residential real estate and government mortgage loans held for sale was $38.1 million and $76.6 million at June 30, 2019 and December 31, 2018, respectively. The aggregate fair value of these loans as of the same dates was $38.8 million and $78.8 million, respectively.
There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2019 and December 31, 2018.
Changes in the fair value of mortgage loans held for sale are reported as a component of (loss) income from mortgage banking activities in the Consolidated Statements of Net Income. The following table presents the (losses) gains in fair value related to mortgage loans held for sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Mortgage loans held for sale	$(853)	$475	$19	$(782)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the assets and liabilities carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2019 and 2018.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$236,380	$—	$236,380	$—
Government-sponsored residential collateralized debt obligations	116,916	—	116,916	—
Government-sponsored commercial mortgage-backed securities	15,804	—	15,804	—
Government-sponsored commercial collateralized debt obligations	149,169	—	149,169	—
Asset-backed securities	141,540	—	—	141,540
Corporate debt securities	93,672	—	93,672	—
Obligations of states and political subdivisions	87,019	—	87,019	—
Total available-for-sale debt securities	$840,500	$—	$698,960	$141,540

Mortgage loan derivative assets	$436	$—	$436	$—
Mortgage loan derivative liabilities	334	—	334	—
Loans held for sale	38,809	—	38,809	—
Marketable equity securities	401	401	—	—
Mortgage servicing rights	12,664	—	—	12,664
Interest rate swap assets	26,350	—	26,350	—
Interest rate swap liabilities	39,308	—	39,308	—

December 31, 2018
Available-for-Sale Securities:
Government-sponsored residential mortgage-backed securities	$204,098	$—	$204,098	$—
Government-sponsored residential collateralized-debt obligations	170,719	—	170,719	—
Government-sponsored commercial mortgage-backed securities	27,678	—	27,678	—
Government-sponsored commercial collateralized-debt obligations	148,226	—	148,226	—
Asset-backed securities	100,495	—	—	100,495
Corporate debt securities	83,230	—	83,230	—
Obligations of states and political subdivisions	238,901	—	238,901	—
Total available-for-sale securities	$973,347	$—	$872,852	$100,495

Mortgage loan derivative assets	$194	$—	$194	$—
Mortgage loan derivative liabilities	681	—	681	—
Loans held for sale	78,788	—	78,788	—
Marketable equity securities	356	356	—	—
Mortgage servicing rights	14,739	—	—	14,739
Interest rate swap assets	13,329	—	13,329	—
Interest rate swap liabilities	13,920	—	13,920	—

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance of available-for-sale securities, at beginning of period	$158,171	$111,189	$100,495	$167,139
Purchases (sales)	(17,526)	(5,376)	39,495	(61,082)
Principal payments and net accretion	63	(40)	52	(117)
Total realized gains (losses) included in earnings	20	67	20	(82)
Total unrealized gains (losses) included in other comprehensive income/loss	812	(802)	1,478	(820)
Balance at end of period	$141,540	$105,038	$141,540	$105,038

Balance of mortgage servicing rights, at beginning of period	$14,691	$13,333	$14,739	$11,733
Issuances	214	955	1,113	1,736
Change in fair value recognized in net (loss) income	(2,241)	(609)	(3,188)	210
Balance at end of period	$12,664	$13,679	$12,664	$13,679

The following valuation methodologies are used for certain assets that are recorded at fair value on a recurring basis.
Available-for-Sale and Marketable Equity Securities: Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using an independent pricing service. Level 1 securities are those traded on active markets for identical securities including U.S. treasury securities, equity securities and mutual funds. Level 2 securities include U.S. Government agency obligations, U.S. Government-sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, corporate and other debt securities. Level 3 securities include private placement securities and thinly traded equity securities. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.
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
The valuation of the Company’s asset-backed securities is determined utilizing an approach that combines advanced analytics with structural and fundamental cash flow analysis based upon observed market based yields. The third-party provider’s model analyzes each instrument’s underlying collateral given observable collateral characteristics and credit statistics to extrapolate future performance and project cash flows, by incorporating expectations of default probabilities, recovery rates, prepayment speeds, loss severities and a derived discount rate. The Company has determined that due to the liquidity and significance of unobservable inputs, asset-backed securities are classified in Level 3 of the valuation hierarchy.
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
The Company’s intention is to sell the majority of its fixed rate mortgage loans with original terms of 30 years on a servicing retained basis as well as certain 10-, 15- and 20-year loans. The servicing value has been included in the pricing of the rate lock commitments. The Company estimates a fallout rate of approximately 20.2% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The Company continually reassesses the significance of the fallout rate on the fair value measurement and updates the fallout rate accordingly.
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
The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value at June 30, 2019:

(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Asset-backed securities	$141,540	Discounted Cash Flow	Discount Rates	2.9% - 6.1% (3.82%)
			Cumulative Default %	0.2% - 14.2% (9.94%)
			Loss Given Default	0.1% - 4.2% (3.03%)

Mortgage servicing rights	$12,664	Discounted Cash Flow	Discount Rate	11.0% - 15.5% (12.84%)
			Cost to Service	$75 - $135 ($88.27)
			Float Earnings Rate	1.5% (1.5%)

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
Other significant unobservable inputs to the fair value measurement of MSRs include cost to service, an input that is not as simple as taking total costs and dividing by a number of loans. It is a figure informed by marginal cost and pricing for MSRs by competing firms, taking other assumptions into consideration. It is different for different loan types. There is an inverse correlation between the cost to service and the fair value measurement. When the cost assumption increases, the fair value decreases.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables detail the assets carried at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation technique utilized by the Company to determine fair value. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Impaired loans	$636	$—	$—	$636
Other real estate owned	1,455	—	—	1,455
Total	$2,091	$—	$—	$2,091
December 31, 2018
Impaired loans	$2,847	$—	$—	$2,847
Other real estate owned	1,389	—	—	1,389
Total	$4,236	$—	$—	$4,236

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
Gains (losses) on assets recorded at fair value on a non-recurring basis for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans	$266	$308	$239	$208
Other real estate owned	(27)	(117)	(58)	(167)
Total	$239	$191	$181	$41

Disclosures about Fair Value of Financial Instruments:
As of June 30, 2019 and December 31, 2018, the carrying value and estimated fair values of the Company’s financial instruments are as described below:

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019
Financial assets:
Cash and cash equivalents	$114,746	$114,746	$—	$—	$114,746
Available-for-sale securities	840,500	—	698,960	141,540	840,500
Loans held for sale	38,809	—	38,809	—	38,809
Loans receivable-net	5,719,892	—	—	5,693,909	5,693,909
FHLBB stock	34,335	—	—	34,335	34,335
Accrued interest receivable	24,938	—	—	24,938	24,938
Derivative assets	26,786	—	26,786	—	26,786
Mortgage servicing rights	12,664	—	—	12,664	12,664
Marketable equity securities	401	401	—	—	401
Financial liabilities:
Deposits	5,726,548	—	—	5,730,556	5,730,556
Mortgagors’ and investors’ escrow accounts	14,541	—	—	14,541	14,541
FHLBB advances and other borrowings	741,989	—	743,469	—	743,469
Derivative liabilities	39,642	—	39,642	—	39,642

December 31, 2018
Financial assets:
Cash and cash equivalents	$97,964	$97,964	$—	$—	$97,964
Available-for-sale securities	973,347	—	872,852	100,495	973,347
Loans held for sale	78,788	—	78,788	—	78,788
Loans receivable-net	5,622,589	—	—	5,533,626	5,533,626
FHLBB stock	41,407	—	—	41,407	41,407
Accrued interest receivable	24,823	—	—	24,823	24,823
Derivative assets	13,523	—	13,523	—	13,523
Mortgage servicing rights	14,739	—	—	14,739	14,739
Marketable equity securities	356	356	—	—	356
Financial liabilities:
Deposits	5,670,599	—	—	5,661,129	5,661,129
Mortgagors’ and investors’ escrow accounts	4,685	—	—	4,685	4,685
FHLBB advances and other borrowings	899,626	—	900,146	—	900,146
Derivative liabilities	14,601	—	14,601	—	14,601

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral obligations is deemed worthless. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Off-balance sheet financial instruments whose contract amounts represent credit risk are as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Commitments to extend credit:
Commitment to grant loans	$129,842	$140,875
Undisbursed construction loans	186,979	122,838
Undisbursed home equity lines of credit	471,501	453,634
Undisbursed commercial lines of credit	592,176	515,193
Standby letters of credit	22,475	13,252
Unused credit card lines	25,407	21,331
Unused checking overdraft lines of credit	2,505	2,322
Total	$1,430,885	$1,269,445

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
Other Commitments
The Company invests in partnerships, including low income housing tax credit, new markets housing tax credit, and alternative energy tax credit partnerships. The net carrying balance of these investments totaled $44.3 million at June 30, 2019 and is included in other assets in the Consolidated Statement of Condition. At June 30, 2019, the Company was contractually committed under these limited partnership agreements to make additional capital contributions of $3.0 million, which constitutes our maximum potential obligation to these partnerships.
Legal Matters
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2019.

Note 15.	Investment in D.C. Solar Tax-Advantaged Funds
The Company invests, as a limited liability member, in Solar Eclipse Investment Fund X, LLC, Solar Eclipse Investment Fund XV, LLC, and Solar Eclipse Investment Fund XXII, LLC (collectively, the “LLCs”), which generate solar investment tax credits for the Company. The managing member for each of the LLCs is Solarmore Management Services, Inc. Solarmore Management Services, Inc. is also the managing member of a number of other solar investment tax credit LLC funds (collectively, the “Funds”). The LLCs were established to participate in a government sponsored program to promote solar technology and obtain financing to acquire approximately 500 mobile solar generators and place those generators in service to qualify for a federal tax credit based upon the fair value of the generator units. Each LLC obtained financing from D.C. Solar Solutions, Inc. (“Solutions”), which is also the manufacturer and seller of the generators; and each LLC entered into a master lease arrangement with D.C. Solar Distribution, Inc. (“Distribution”), the entity that is responsible for the end sub-lease activity supporting the fair value of the master lease agreement. Solutions and Distribution are indirectly related.
In December 2018, Solutions and Distribution (collectively, “D.C. Solar”) had certain assets seized by the U.S. Government. In late January and early February, 2019, D.C. Solar filed voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in an attempt to reorganize. On March 22, 2019, mainly due to the lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and the U.S. Government’s seizure of certain assets, the bankruptcy cases were converted to cases under Chapter 7.  While a federal criminal investigation is ongoing, an FBI affidavit filed in the bankruptcy cases contains allegations of a potential fraud perpetrated by the principals of D.C. Solar, including allegations of fictitious or overstated sales of mobile solar generators sold to the Funds (including the LLCs) as well as the fabrication of sublease revenue streams for the generators.
During the three months ended June 30, 2019, the following developments occurred, which affected the Company’s analysis of the key factors for determining probable loss estimates:

•
The generator inventory process was completed at known locations. Prior to the filing of the Form 10-Q for March 31, 2019, there was uncertainty around the number of found generators owned by each Fund.

•
Efforts were made by a third-party transportation company to identify tampered generators during the movement of found generators to storage. Although only a small number of generators were moved, no additional generators were identified as owned by any of the LLCs.

•	Additional locations of generators were identified. Inventory efforts to date around these locations have not resulted in an increase in generators owned by any of the LLCs.

•
Additional information about maintenance, insurance, storage and redeployment costs for the generators became available. This information is critical to making decisions about the level of salvage efforts to be made by the Company, particularly for missing generators. The incrementally trending costs may make salvage efforts prohibitively expensive.

•
Investor group efforts to identify missing generator ownership are waning and some investors have taken impairment charges, presumably on missing generators. Each investor has a different set of facts and circumstances relating to the quantity of generators found and manufacturer records for the generators associated with their investment funds. The Company maintains manufacturer records supporting the majority of the missing generators for the LLCs in which it invested. However, lack of investor group support can impact the timing and cost of further efforts to locate and identify missing generators, increasing the probability that the current missing generators are not recoverable.

The Company concluded that the above developments represented a significant change in facts and circumstances concerning the probability of loss on the LLCs’ missing generators. As of June 30, 2019, the Company concluded that there was sufficient evidence to support that a full loss was probable on the missing generators.
During the quarterly period ended June 30, 2019, the Company recorded an impairment charge to its investments in the LLCs of $6.3 million, after tax effect, and an additional ASC 740 reserve against tax benefits and credits of $8.7 million to reflect the loss of the missing generators and the associated tax benefits. The valuation of inventory remains uncertain and although additional loss is probable on the generators that have been located, the amount of loss cannot be estimated as of June 30, 2019.  As such, the Company is not in a position to record additional ASC 740 reserves for exposure above that which relates to the missing generators.  The net impact to net income for the quarterly period ended June 30, 2019 was $15.0 million.

The components of the possible remaining risk of loss to the Company with respect to its investments in the LLCs, based on facts and circumstances known as of the date of filing for the reporting period ended June 30, 2019, are as follows:

(in thousands)
Investment in LLCs, after tax effect	$7,800
Tax credit benefit reversal (1)	13,000
Deferred tax liability - tax loss flow through reversal, rate differential (2)	2,600
Total risk of loss (3)	$23,400

(1)
For tax credits utilized during the quarterly period ended December 31, 2014 through the quarterly period ended June 30, 2019, net of basis adjustment under Internal Revenue Code § 50(d) at the post tax-reform corporate rate of 21%.

(2)
Exposure for the reversal of tax loss flow through benefits at the pre tax-reform corporate rate of 35%, carried in the deferred tax asset balance of the Company as of June 30, 2019 at the current corporate rate of 21%.

(3)	This total does not include litigation exposure, potential costs, penalties, interest or recoveries.

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

	June 30, 2019		December 31, 2018
	Actual	Proforma (1)	Actual
United Financial Bancorp, Inc.
Tangible Common Equity to Tangible Assets	8.29%	7.99%	8.15%
Tier 1 Capital Ratio	9.98%	9.73%	10.40%
Total Capital to Risk Weighted Assets Ratio	12.14%	11.89%	12.60%
Tier 1 to Total Average Assets Ratio	8.41%	8.20%	8.43%

United Bank
Tier 1 Capital Ratio	10.67%	10.71%	10.95%
Total Capital to Risk Weighted Assets Ratio	11.60%	11.63%	11.87%
Tier 1 to Total Average Assets Ratio	8.99%	9.00%	8.99%

(1)	Presented as estimates, within a range of +/- 5 bps.

For additional information on the risk of our investment in tax-advantaged funds, see Part II - Other Information, Item 1A. Risk Factors.
Note 16. Subsequent Event
On July 15, 2019, the Company entered into a merger agreement with People’s United Financial, Inc. (“People’s United”) pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will merge with and into People’s United, with People’s United as the surviving corporation, in an all-stock transaction valued at approximately $759.0 million, based on the closing stock price of People’s United on July 12, 2019 and including the value of stock options and other equity awards.  Following the merger, United Bank will merge with and into People’s United Bank, National Association, with People’s United Bank, National Association surviving.
At the effective time of the merger, each outstanding share of Company common stock will be converted into the right to receive 0.875 shares (the “Exchange Ratio”) of People’s United common stock.  Company stock options and other equity awards, whether or not then vested, will be canceled and converted into the right to receive a number of shares of People’s United common stock based upon relevant formulas set forth in the merger agreement, and based upon the Exchange Ratio.
The merger agreement contains customary representations and warranties from both United Financial and People’s United, and each party has agreed to customary covenants.  The completion of the merger is also subject to customary closing conditions.
The merger agreement was unanimously approved by the boards of directors of each of the Company and People’s United.  Subject to the receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions in accordance with the merger agreement, the Company anticipates the merger to be complete during the fourth quarter of 2019.

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
In addition to factors previously disclosed in People’s United’s and United Financial Bancorp’s reports filed with the SEC and those identified elsewhere in this communication, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: ability to obtain regulatory approvals and meet other closing conditions to the merger, including approval by United Financial Bancorp shareholders on the expected terms and schedule, and including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating the United Financial Bancorp business or fully realizing cost savings and other benefits; business disruption following the merger; changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer acceptance of People’s United’s products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures; economic conditions; the impact, extent and timing of technological changes and capital management activities; litigation; increased capital requirements, other regulatory requirements or enhanced regulatory supervision; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.
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
The MD&A is provided as a supplement to—and should be read in conjunction with—the Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The following sections are included in the MD&A:

•	Business – a general description of the Company’s business, objectives and regulatory considerations.

•	Critical Accounting Estimates – a discussion of accounting estimates that require critical judgments and estimates.

•	Comparison of Operating Results – an analysis of the Company’s consolidated results of operations for the periods presented in the Unaudited Consolidated Financial Statements.

•	Financial Condition, Liquidity and Capital Resources – an overview of financial condition and market interest rate risk.
Business
General
United Financial Bancorp, Inc., a publicly-owned registered financial holding company, is headquartered in Hartford, Connecticut and is a Connecticut corporation. United Financial Bancorp, Inc. is the holding company for United Bank. United’s common stock is traded on the NASDAQ Global Select Stock Market under the symbol “UBNK.” The Company’s principal asset at June 30, 2019 is the outstanding capital stock of United Bank, a wholly-owned subsidiary of the Company.
The Company entered into a merger agreement on July 15, 2019, whereby People’s United Financial, Inc. (“People’s United”) will acquire the Company in a stock transaction. The merger agreement has been unanimously approved by the board of directors of the Company and People’s United and upon all customary closing conditions, the Company anticipates the merger to be complete in the fourth quarter of 2019. Further details are described below under the Executive Overview heading.
By assets, United Financial Bancorp, Inc. is the third largest publicly traded banking institution headquartered in Connecticut with consolidated assets of $7.34 billion and stockholders’ equity of $720.0 million at June 30, 2019.
The Company is a commercially-focused financial institution delivering financial services primarily to small- to mid-sized businesses and individuals throughout Connecticut and Massachusetts through 58 banking offices, commercial loan production offices, mortgage loan production offices, 72 ATMs, telephone banking, mobile banking, and online banking (www.bankatunited.com). In the second quarter of 2018, the Company entered into an agreement with Webster Bank, N.A. to purchase and assume the personal and business banking deposits, including checking, savings, overdraft lines of credit tied to checking accounts, IRAs, and CDs, at six branches located in Connecticut, Massachusetts, and Rhode Island. The deal closed in October 2018, at which time three United Bank branches consolidated into the closest, respective Webster branch.
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
Our Objectives
The Company seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Align earning asset growth with organic capital and low cost core deposit generation to maintain strong capital and liquidity;

•	Re-mix cash flows into better yielding risk adjusted return on assets with lower funding costs relative to peers;

•	Invest in people, systems, and technology to grow revenue and improve customer experience while maintaining an attractive cost structure;

•	Grow operating revenue, maximize operating earnings, grow tangible book value, and pay dividends; and

•	Achieve more revenue into non-interest income and core fee income.
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

At June 30, 2019, derivative assets and liabilities were $26.8 million and $39.6 million, respectively. Further information about our use of derivatives is provided in Note 8, “Derivatives and Hedging Activities” in Notes to Unaudited Consolidated Financial Statements in this report.
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
The carrying value of goodwill at June 30, 2019 was $116.7 million. For further discussion on goodwill see Note 6, “Goodwill and Core Deposit Intangibles” in Notes to Unaudited Consolidated Financial Statements in this report.
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

Operating Results
Executive Overview
The Company entered into a merger agreement with People’s United on July 15, 2019, pursuant to which the Company will merge with and into People’s United, with People’s United as the surviving corporation. The merger agreement has been unanimously approved by the board of directors of the Company and People’s United. Subject to satisfaction or waives of customary closing conditions in accordance with the merger agreement, the Company anticipates the merger to be complete in the fourth quarter of 2019.
Further information about the merger agreement can be found in Note 16, “Subsequent Event” in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I, Financial Statements.
While the merger is pending, the Company will continue to focus on core deposit account generation and originating quality loans while maintaining credit quality and prudent risk management practices. The Company is also committed to the integration process to endeavor to complete a smooth transition for all of its customers.
Second quarter results reflect the charges (totaling $15.0 million) the Company recorded related to its investment in D.C. Solar tax-advantaged funds. The Company recorded an impairment charge of $6.3 million, after tax effect, and an additional ASC 740 reserve of $8.7 million to reflect the loss of the missing generators and the associated tax benefits. See Note 15, “Investment in D.C. Solar Tax-Advantaged Funds” in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I,

Financial Statements for further information. Additionally, the Company experienced a higher level of professional expenses due to the proposed merger with People’s United as well as increased legal fees related to the D.C. Solar tax-advantaged funds.
Net loss of $3.2 million, or $0.06 per diluted share, was recorded for the three months ended June 30, 2019, compared to net income of $15.6 million, or $0.31 per diluted share, for the same period in 2018. Net income for the six months ended June 30, 2019 was $9.4 million, or $0.19 per diluted share, compared to $31.4 million, or $0.62 per diluted share, for the same period in 2018.
Tax-equivalent net interest income decreased $1.6 million for the three months ended June 30, 2019 from the comparative 2018 period. This was primarily due to the cost of interest bearing deposits rising $7.7 million year over year, with the main drivers being increases in NOW and money market accounts and time deposits. The increase in total interest expense of $7.4 million was partially offset by the increase in tax-equivalent interest and dividend income of $5.9 million. The tax-equivalent net interest margin decreased 15 basis points, the yield on average interest-earning assets increased 27 basis points, and the cost of interest-bearing liabilities increased 52 basis points from the same period in 2018. Tax-equivalent net interest income decreased $1.5 million for the six months ended June 30, 2019 from the comparative 2018 period. The decrease was derived from the cost of interest bearing deposits increasing $16.6 million year over year, with the main drivers being increases in NOW and money market accounts and time deposits. The increase in total interest expense of $16.8 million was partially offset by the increase in tax-equivalent interest and dividend income of $15.2 million. The tax-equivalent net interest margin decreased 13 basis points, the yield on average interest-earning assets increased 35 basis points, and the cost of interest-bearing liabilities increased 57 basis points from the same period in 2018.
Non-interest income decreased $7.5 million and $7.8 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The most significant factor contributing to the decreases was the impairment charge of $7.8 million ($6.3 million after tax effect) that the Company recorded related to its investment in D.C. Solar tax-advantaged funds to reflect the loss of the missing generators. In addition, there were decreases in (loss) income from mortgage banking activities of $1.3 million and $2.4 million for the three and six months ended June 30, 2019, respectively, primarily due to a decrease in the valuation of mortgage servicing rights as compared to the same periods in 2018.
Non-interest expense increased $1.1 million to $39.5 million for the three months ended June 30, 2019, as compared to the same period in 2018. Non-interest expense increased $3.5 million to $78.6 million for the six months ended June 30, 2019, as compared to the same period in 2018. The largest increase was reflected in professional fees as compared to the same periods in 2018. The Company experienced a higher level of professional expenses due to the proposed merger with People’s United as well as increased legal fees related to the D.C. Solar tax-advantaged funds.
The provision for income taxes increased $9.0 million and $9.7 million for the three and six months ended June 30, 2019, respectively, from the prior-year periods primarily due to the recognition of uncertain tax positions of $8.7 million associated with D.C. Solar as discussed above.
The asset quality of our loan portfolio has remained strong. At June 30, 2019 and December 31, 2018, the allowance for loan losses to total loans ratio was 0.92% and 0.91%, respectively, and the allowance for loan losses to non-performing loans ratio was 174.05% and 168.32%, respectively. The ratio of non-performing loans to total loans was 0.53% and 0.54% at June 30, 2019 and December 31, 2018, respectively. A provision for loan losses of $2.5 million and $4.5 million was recorded for the three and six months ended June 30, 2019, respectively, compared to $2.4 million and $4.3 million for the same periods in the prior year, reflecting the ongoing assessment of asset quality measures including the estimated exposure on impaired loans and organic loan growth.

The following table presents selected financial data and ratios:

Selected Financial Data	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Share Data:
Basic net (loss) income per share	$(0.06)	$0.31	$0.19	$0.62
Diluted net (loss) income per share	(0.06)	0.31	0.19	0.62
Dividends declared per share	0.12	0.12	0.24	0.24
Key Statistics:
Total revenue	$47,850	$56,541	$103,767	$112,373
Total non-interest expense	39,457	38,370	78,644	75,106
Key Ratios (annualized):
(Loss) return on average assets	(0.18)%	0.88%	0.26%	0.89%
(Loss) return on average equity	(1.79)%	9.00%	2.62%	9.07%
Tax-equivalent net interest margin	2.82%	2.97%	2.81%	2.94%
Non-interest expense to average assets	2.16%	2.16%	2.15%	2.12%
Cost of interest-bearing deposits	1.70%	1.14%	1.68%	1.07%
Non-performing Assets:
Total non-accrual loans, excluding troubled debt restructures	$24,750	$22,087	$24,750	$22,087
Troubled debt restructured - non-accruing	5,820	7,330	5,820	7,330
Total non-performing loans	30,570	29,417	30,570	29,417
Other real estate owned	1,455	1,855	1,455	1,855
Total non-performing assets	$32,025	$31,272	$32,025	$31,272
Asset Quality Ratios:
Non-performing loans to total loans	0.53%	0.54%	0.53%	0.54%
Non-performing assets to total assets	0.44%	0.43%	0.44%	0.43%
Allowance for loan losses to non-performing loans	174.05%	167.12%	174.05%	167.12%
Allowance for loan losses to total loans	0.92%	0.90%	0.92%	0.90%
Non-GAAP Ratio:
Efficiency ratio (1)	69.99%	65.18%	69.83%	64.58%

(1)	Calculations for this non-GAAP metric are provided in the following Non-GAAP Financial Measures section.
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

The following is a calculation of our efficiency ratio for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Efficiency Ratio:	(Dollars in thousands)
Non-Interest Expense (GAAP)	$39,457	$38,370	$78,644	$75,106
Non-GAAP adjustments:
Other real estate owned expense	(83)	(163)	(188)	(330)
Lease exit/disposal cost obligation	—	(215)	—	(215)
Non-Interest Expense for Efficiency Ratio (non-GAAP)	$39,374	$37,992	$78,456	$74,561

Net Interest Income (GAAP)	$47,010	$48,181	$93,947	$94,724
Non-GAAP adjustments:
Tax equivalent adjustment for tax-exempt loans and investment securities	644	1,059	1,379	2,142

Non-Interest Income (GAAP)	840	8,360	9,820	17,649
Non-GAAP adjustments:
Net gain on sales of securities	(137)	(62)	(874)	(178)
Net loss on limited partnership investments	7,898	960	8,501	1,550
BOLI claim benefit	—	(209)	(421)	(435)
Total Revenue for Efficiency Ratio (non-GAAP)	$56,255	$58,289	$112,352	$115,452

Efficiency Ratio (Non-Interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	69.99%	65.18%	69.83%	64.58%
Average Balances, Interest, Average Yields\Cost and Rate\Volume Analysis
The tables below sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. A tax-equivalent yield adjustment was made for the three and six months ended June 30, 2019 and 2018. All average balances are daily average balances. Loans held for sale and non-accrual loans are included in the computation of interest-earning average balances, with non-accrual loans carrying a zero yield. The yields set forth below include the effect of deferred costs, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balance Sheets for the Three Months Ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost

Interest-earning assets:
Residential real estate loans	$1,351,571	$12,520	3.71%	$1,338,021	$12,020	3.60%
Commercial real estate loans	2,379,330	27,503	4.57	2,306,896	24,762	4.25
Construction loans	105,801	1,387	5.19	114,987	1,331	4.58
Commercial business loans	916,928	11,487	4.96	816,102	9,139	4.43
Home equity loans	576,046	7,771	5.41	588,080	7,058	4.81
Other consumer loans	433,971	5,496	5.08	322,103	4,062	5.06
Total loans (1)	5,763,647	66,164	4.56	5,486,189	58,372	4.23
Investment securities	846,711	6,921	3.26	1,019,491	8,998	3.53
Federal Home Loan Bank stock	35,513	620	6.98	49,136	703	5.72
Other earning assets	60,366	344	2.29	30,122	116	1.55
Total interest-earning assets	6,706,237	74,049	4.39	6,584,938	68,189	4.12
Allowance for loan losses	(52,680)			(48,624)
Non-interest-earning assets	636,544			555,407
Total assets	$7,290,101			$7,091,721
Interest-bearing liabilities:
NOW and money market accounts	$2,517,212	$10,267	1.64%	$2,256,323	$6,163	1.10%
Saving deposits (2)	504,186	81	0.06	517,910	77	0.06
Time deposits	1,830,763	10,215	2.24	1,749,097	6,624	1.52
Total interest-bearing deposits	4,852,161	20,563	1.70	4,523,330	12,864	1.14
Advances from the Federal Home Loan Bank	694,082	4,542	2.59	959,248	4,692	1.94
Other borrowings	87,875	1,290	5.81	112,112	1,393	4.91
Total interest-bearing liabilities	5,634,118	26,395	1.87	5,594,690	18,949	1.35
Non-interest-bearing deposits	796,504			738,484
Other liabilities	134,924			63,246
Total liabilities	6,565,546			6,396,420
Stockholders’ equity	724,555			695,301
Total liabilities and stockholders’ equity	$7,290,101			$7,091,721
Net interest-earning assets (3)	$1,072,119			$990,248
Tax-equivalent net interest income		47,654			49,240
Tax-equivalent net interest rate spread (4)			2.52%			2.77%
Tax-equivalent net interest margin (5)			2.82%			2.97%
Average interest-earning assets to average interest-bearing liabilities			119.03%			117.70%
Less tax-equivalent adjustment		644			1,059
Net interest income		$47,010			$48,181

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

Average Balance Sheets for the Six Months Ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Annualized Yield/Cost	Average Balance	Interest and Dividends	Annualized Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Residential real estate loans	$1,366,119	$25,406	3.72%	$1,326,185	$23,526	3.56%
Commercial real estate loans	2,369,199	54,804	4.60	2,294,451	48,419	4.20
Construction loans	108,484	2,813	5.16	117,199	2,656	4.51
Commercial business loans	902,761	22,099	4.87	829,382	17,521	4.20
Home equity loans	579,096	15,645	5.45	583,454	13,585	4.69
Other consumer loans	426,056	10,670	5.05	311,032	7,862	5.10
Total loans (1)	5,751,715	131,437	4.56	5,461,703	113,569	4.15
Investment securities	906,444	14,740	3.25	1,030,404	17,618	3.42
Federal Home Loan Bank stock	37,980	1,248	6.57	50,291	1,309	5.21
Other earning assets	48,567	573	2.38	34,202	270	1.59
Total interest-earning assets	6,744,706	147,998	4.38	6,576,600	132,766	4.03
Allowance for loan losses	(52,386)			(48,205)
Non-interest-earning assets	638,225			554,873
Total assets	$7,330,545			$7,083,268
Interest-bearing liabilities:
NOW and money market accounts	$2,542,284	$20,577	1.63%	$2,201,937	$11,055	1.01%
Saving deposits (2)	502,187	156	0.06	514,426	150	0.06
Time deposits	1,827,334	19,762	2.18	1,772,754	12,686	1.44
Total interest-bearing deposits	4,871,805	40,495	1.68	4,489,117	23,891	1.07
Advances from the Federal Home Loan Bank	747,177	9,586	2.55	996,360	9,238	1.84
Other borrowings	88,314	2,591	5.84	115,043	2,771	4.79
Total interest-bearing liabilities	5,707,296	52,672	1.86	5,600,520	35,900	1.29
Non-interest-bearing deposits	771,023			725,993
Other liabilities	134,955			63,919
Total liabilities	6,613,274			6,390,432
Stockholders’ equity	717,271			692,836
Total liabilities and stockholders’ equity	$7,330,545			$7,083,268
Net interest-earning assets (3)	$1,037,410			$976,080
Tax-equivalent net interest income		95,326			96,866
Tax-equivalent net interest rate spread (4)			2.52%			2.74%
Tax-equivalent net interest margin (5)			2.81%			2.94%
Average interest-earning assets to average interest-bearing liabilities			118.18%			117.43%
Less tax-equivalent adjustment		1,379			2,142
Net interest income		$93,947			$94,724

(1)	Total loans includes loans held for sale and nonperforming loans.

(2)	Includes mortgagors’ and investors’ escrow accounts.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Tax-equivalent net interest rate spread represents the difference between yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Tax-equivalent net interest margin represents tax-equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2019 Compared to June 30, 2018			Six Months Ended June 30, 2019 Compared to June 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,252	$4,540	$7,792	$5,985	$11,883	$17,868
Securities (1)	(1,662)	(498)	(2,160)	(2,405)	(534)	(2,939)
Other earning assets	155	73	228	140	163	303
Total interest-earning assets	1,745	4,115	5,860	3,720	11,512	15,232
Interest expense:
NOW and money market accounts	779	3,325	4,104	1,920	7,602	9,522
Savings accounts	(2)	6	4	(4)	10	6
Time deposits	322	3,269	3,591	402	6,674	7,076
Total interest-bearing deposits	1,099	6,600	7,699	2,318	14,286	16,604
FHLBB advances	(1,474)	1,324	(150)	(2,623)	2,971	348
Other borrowings	(326)	223	(103)	(707)	527	(180)
Total interest-bearing liabilities	(701)	8,147	7,446	(1,012)	17,784	16,772
Change in tax-equivalent net interest income	$2,446	$(4,032)	$(1,586)	$4,732	$(6,272)	$(1,540)

(1)	Includes FHLBB stock
Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 and 2018
The following discussion provides a summary and comparison of the Company’s operating results for the three and six months ended June 30, 2019 and 2018.

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
For the three months ended June 30, 2019, tax-equivalent net interest income decreased $1.6 million from the comparative 2018 period. This was primarily due to the cost of interest bearing deposits rising $7.7 million year over year, with the main drivers being increases in NOW and money market accounts and time deposits. The increase in total interest expense of $7.4 million was partially offset by the increase in tax-equivalent interest and dividend income of $5.9 million. The net interest margin decreased 15 basis points, the yield on average interest-earning assets increased 27 basis points, and the cost of interest-bearing liabilities increased 52 basis points from the same period in 2018.
For the six months ended June 30, 2019, tax-equivalent net interest income decreased $1.5 million from the comparative 2018 period. The loss is derived from the cost of interest bearing deposits increasing $16.6 million year over year, with the main drivers being increases in NOW and money market accounts and time deposits. The increase in total interest expense of $16.8 million was partially offset by the increase in tax-equivalent interest and dividend income of $15.2 million. The net interest margin decreased 13 basis points, the yield on average interest-earning assets increased 35 basis points, and the cost of interest-bearing liabilities increased 57 basis points from the same period in 2018.
The increase in the average balances of loans primarily reflects loan growth and portfolio purchases. The average balance of total loans for the three and six months ended June 30, 2019 was $5.76 billion and $5.75 billion, respectively, and the average yield for both periods was 4.56%. There were increases in average balances of loans in all categories except construction and home equity loans for both periods, and in total, average loans increased by $277.5 million and $290.0 million, respectively, for the three and six months ended June 30, 2019 as compared to the same periods in 2018. The loan portfolio has responded favorably to the increase in the LIBOR and Prime rate indices, as 30% of the portfolio is priced off of the LIBOR index, and 13% of the portfolio is priced off of the Prime rate index as of June 30, 2019.
The average balance of investment securities decreased $172.8 million and $124.0 million, respectively, and the average yield decreased 27 and 17 basis points, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decline in the portfolio balances and yields during the three and six months ended June 30, 2019 was the result of redirecting portfolio cash flows to more favorable risk adjusted returns on capital achieved in the loan portfolio, as well as sales of lower yielding collateralized mortgage obligations and municipal securities during the periods.
For the three and six months ended June 30, 2019 compared to the same periods in 2018, the average balance of total interest-bearing deposits increased $328.8 million and $382.7 million, respectively. These increases were primarily due to the Company’s continued focus to grow deposits and the continued success in new account acquisition strategies. The average cost of total interest-bearing deposits increased 56 and 61 basis points, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The average balances of FHLBB advances decreased $265.2 million and $249.2 million, respectively, while the average cost increased 65 and 71 basis points, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018, as the Company utilized excess funds to pay down maturing advances. The Company continued to utilize shorter duration advances to align the structure of the advances with the cash flow hedges of interest rate risk to extend the duration of the portfolio. Overnight FHLBB advance and short term rates were elevated due to Federal Open Market Committee (“FOMC”) rate increases during 2018 and a flattening yield curve.
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
Provision for Loan Losses
The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The level of the allowance is a critical accounting estimate, which is subject to uncertainty. Acquired loans are recorded at fair value at the time of acquisition, with no carryover of the allowance for loan losses, which includes adjustments for market interest rates and expected credit losses. Included within the ALL at June 30, 2019 are reserves for acquired loans in accordance with Bank policies.
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
Management recorded a provision for loan losses of $2.5 million and $4.5 million for the three and six months ended June 30, 2019, compared to $2.4 million and $4.3 million for the same periods of 2018. The primary factors that influenced management’s decision to record the provision were organic growth during the periods, the on-going assessment of estimated exposure on impaired loans, level of delinquencies, and general economic conditions. Impaired loans totaled $49.6 million at June 30, 2019, compared to $45.9 million at December 31, 2018, an increase of $3.7 million, or 8.0%, primarily reflecting increases of $3.7 million in commercial business impaired loans and $1.2 million in investor commercial real estate impaired loans, offset by a decrease in owner-occupied commercial real estate impaired loans of $532,000. Troubled debt restructured (“TDR”) loans totaled $24.8 million at June 30, 2019, compared to $22.2 million at December 31, 2018, an increase of $2.6 million. At June 30, 2019, the allowance for loan losses totaled $53.2 million, representing 0.92% of total loans and 174.05% of non-performing loans compared to an allowance for loan losses of $51.6 million, which represented 0.91% of total loans and 168.32% of non-performing loans as of December 31, 2018. There is no carryover of the allowance for loan losses on acquired loans. The repayment of impaired loans is largely dependent upon the sale and value of collateral that may be impacted by current real estate conditions.
Non-Interest Income
Total non-interest income was $840,000 and $9.8 million for the three and six months ended June 30, 2019, with non-interest income representing 1.8% and 9.5% of total revenues, respectively. Total non-interest income was $8.4 million and $17.6 million for the three and six months ended June 30, 2018, with non-interest income representing 14.8% and 15.7% of total revenues, respectively. The following is a summary of non-interest income by major category for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Service charges and fees	$7,538	$6,542	$996	15.2%	$13,723	$12,701	$1,022	8.0%
Gain on sale of securities, net	137	62	75	121.0	874	178	696	391.0
(Loss) income from mortgage banking activities	(410)	846	(1,256)	(148.5)	181	2,575	(2,394)	(93.0)
Bank-owned life insurance income	1,521	1,671	(150)	(9.0)	3,467	3,317	150	4.5
Net loss on limited partnership investments	(7,898)	(960)	(6,938)	722.7	(8,501)	(1,550)	(6,951)	448.5
Other (loss) income	(48)	199	(247)	(124.1)	76	428	(352)	(82.2)
Total non-interest income	$840	$8,360	$(7,520)	(90.0)%	$9,820	$17,649	$(7,829)	(44.4)%
Service Charges and Fees: Service charges and fees were $7.5 million and $13.7 million for the three and six months ended June 30, 2019, respectively, an increase of $996,000 and $1.0 million from the comparable 2018 periods.
For the three and six months ended June 30, 2019, the Company recorded increases in revenue generated by the Company’s investment advisor, United Wealth Management (“UWM”), debit card fees and non-sufficient funds (“NSF”) fees, partially offset by a decrease in loan swap fee income on a year to date basis.
The increase in revenue generated by UWM is due to the Company’s expansion of the financial advisory program that has continued the strategy of acquiring proven talent with deep local relationships, as well as installing Series 6 representatives in select branches to work alongside our retail employees to ensure a coordinated sales approach to meeting the financial needs of our customers. Additionally, although to a lesser extent, assets under management increased which also contributed to higher revenues period over period. The increase in NSF fees and debit card fees is primarily due to higher transactional volume partly related to the branch acquisitions completed in the fourth quarter of 2018. NSF fees also benefited from a modification of the fee structure that took place in the third quarter of 2018. These increases were offset by a decrease in loan swap fee income as a direct result of lower transactional volume on a year to date basis, as the Company did not enter into any swaps in the first quarter of 2019. For the three months ended June 30, 2019, loan swap fee income was relatively stable, increasing approximately $17,000 over the prior-year period. Loan swap fee income is generated as part of the Company’s loan level hedge program that is offered to certain commercial banking customers to facilitate their respective risk management strategies.
Gain on Sales of Securities, Net: For the three and six months ended June 30, 2019, the Company recorded $137,000 and $874,000, respectively, in net gains on security sales compared to $62,000 and $178,000 in net gains in the prior-year periods.

Investment activity in 2019 has been concentrated in the first half of the year. During the three months ended March 31, 2019, the Company sold lower yielding securities in two repositioning actions, reducing the effect of the lower yielding securities in the portfolio going forward while generating gains during the period. The first action was taken in January in response to adopting ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which had a negative five basis point impact upon adoption to the Company’s net interest margin. Under the new guidance, premiums on bonds purchased are amortized to the bond’s earliest call date rather than the date of maturity to more closely align interest income recorded on these bonds with the economics of the underlying instrument. The second action provided the Company a de-leveraging opportunity and occurred toward the end of March, whereby proceeds from sales of lower yielding securities were used to pay off higher costing FHLBB funding upon maturity. During the three months ended June 30, 2019, the Company undertook additional investment transactions with the goal of taking advantage of market conditions to continue selling lower yielding assets and reinvesting into securities with higher yields.
For the three and six months ended June 30, 2018, the Company pursued a strategy to sell various securities with shortened average lives and lower yields, which were then reinvested into more capital-efficient investments.
(Loss) Income From Mortgage Banking Activities: The Company recorded a decrease of $1.3 million and $2.4 million in (loss) income from mortgage banking activities for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
The decrease for the three and six months ended June 30, 2019 was primarily due to a decline in the fair value recognized in net (loss) income for mortgage servicing rights in relation to the prior-year periods due to a decrease in long-term rates and a decrease in mortgage pair off fees. These decreases were partially offset by (a) an increase in gains on sales of loans due to gains on the fair value of loans held for sale, (b) an increase in gains on derivative loan commitments due to market interest rate changes and (c) an increase in the mortgage servicing rights derivative that was established to partly mitigate mortgage servicing rights valuation losses in a declining rate environment.
Bank-Owned Life Insurance (“BOLI”) Income: For the three and six months ended June 30, 2019, the Company recorded BOLI income of $1.5 million and $3.5 million compared to $1.7 million and $3.3 million for the same periods in 2018, a decrease of $150,000 and an increase of $150,000, respectively. The decrease for the three-month period was mainly due to no death benefit proceeds received in the current-year period as compared to $209,000 of death benefit proceeds received in the prior-year period. The increase for the six-month period was primarily due to the fact that the Company purchased additional BOLI policies in late December 2018 for which a full two quarters of income was earned in 2019.
Net Loss on Limited Partnership Investments: The Company has investments in low income housing, new markets housing and alternative energy tax credit partnerships. For the three and six months ended June 30, 2019, the Company recorded net losses of $7.9 million and $8.5 million on limited partnership investments, compared to net losses of $960,000 and $1.6 million for the corresponding prior-year periods. The increase in net losses was primarily due to the fact that the Company recorded an impairment charge of $7.8 million ($6.3 million after tax effect) related to its investment in D.C. Solar tax-advantaged funds during the three months ended June 30, 2019 to reflect the loss of missing generators. See Note 15, “Investment in D.C. Solar Tax-Advantaged Funds” in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I, Financial Statements for further information.
Non-Interest Expense
Non-interest expense increased $1.1 million to $39.5 million for the three months ended June 30, 2019 and $3.5 million to $78.6 million for the six months ended June 30, 2019.

For both the three months ended June 30, 2019 and 2018, annualized non-interest expense represented 2.16% of average assets, while annualized non-interest expense represented 2.15% and 2.12% of average assets for the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes non-interest expense for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$21,923	$22,113	$(190)	(0.9)%	$44,125	$43,311	$814	1.9%
Service bureau fees	2,198	2,165	33	1.5	4,235	4,383	(148)	(3.4)
Occupancy and equipment	5,111	4,668	443	9.5	10,651	9,617	1,034	10.8
Professional fees	2,414	1,105	1,309	118.5	3,707	2,269	1,438	63.4
Marketing and promotions	782	1,189	(407)	(34.2)	1,640	1,874	(234)	(12.5)
FDIC insurance assessments	769	735	34	4.6	1,428	1,474	(46)	(3.1)
Core deposit intangible amortization	388	305	83	27.2	808	642	166	25.9
Other	5,872	6,090	(218)	(3.6)	12,050	11,536	514	4.5
Total non-interest expense	$39,457	$38,370	$1,087	2.8%	$78,644	$75,106	$3,538	4.7%
Salaries and Employee Benefits: Salaries and employee benefits were $21.9 million for the three months ended June 30, 2019, a decrease of $190,000 from the comparable 2018 period. The decrease is primarily attributable to (a) a decrease in salaries due to reduced staffing in the Company’s mortgage division in 2019 as a result of the Company’s shift in mortgage banking strategy at the end of 2018, and (b) a decrease in executive restricted stock compensation due primarily to forfeitures of unvested awards by executives that left the Company during the period, offset by an increase in health insurance costs as a result of a higher level of claims being submitted in the current period as compared to the same period in 2018.
Salaries and employee benefits were $44.1 million for the six months ended June 30, 2019, an increase of $814,000 from the comparable 2018 period. The increase was primarily attributable to an increase in health insurance costs due to a higher level of claims being submitted as compared to the same period in 2018, as well as a decrease in deferred expenses due to fewer loan originations. These increases were partially offset by decreases in salaries and commissions due to reduced staffing in the Company’s mortgage division in 2019 as discussed above and a decrease in executive restricted stock compensation due primarily to forfeitures of unvested awards by executives that left the Company during the period.
Occupancy and Equipment: For the three and six months ended June 30, 2019, the $443,000 and $1.0 million increases in occupancy and equipment expenses were driven by (a) the acquisition of six branches by the Company in the fourth quarter of 2018, (b) the opening of two new branches (one in December 2018 and the other in January 2019) and (c) the expansion of the square footage at the Company’s new corporate headquarters in Hartford, Connecticut in the second quarter of 2018 which resulted in an increase in rent expense, depreciation on leasehold improvements and computer hardware as well as real estate taxes, utilities and building maintenance. These increases were partially offset by an increase in rental income on properties that are subleased. The Company expects personal property taxes to increase in the second half of the year as the personal property declarations from 2018 for our new corporate headquarters become effective in the third quarter.
Professional Fees: Professional fees increased $1.3 million and $1.4 million for the three and six months ended June 30, 2019, compared to the same periods in 2018. The increase was primarily due to (a) a higher level of legal and consulting expenses due to the proposed acquisition by People’s United, (b) increased legal fees related to the D.C. Solar tax-advantaged funds and (c) consulting fees pertaining to CECL model review and controls evaluation.
Marketing and Promotions: Marketing and promotion expenses decreased $407,000 and $234,000 for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease was primarily due to a decrease in digital advertising and production costs. In the second quarter of 2018, the Company ran a debit card promotion to encourage customers to activate and use debit cards in exchange for VISA gift cards; and there were also a number of promotional campaigns run for HELOCs, Simply Checking accounts and 30-month certificates of deposit. In addition, there was advertising of the Company’s new branch locations in Springfield and City Place in Hartford, both of which were new during the prior-year period. The Company did not run as many promotional campaigns during the comparative periods in 2019, thereby leading to decreases in these expenses.
Other Expenses: For the three months ended June 30, 2019 other expenses recorded by the Company were $5.9 million, representing a decrease of $218,000 from the comparable 2018 period. The decrease was primarily related to lower postage costs and a reduction in sales and use tax expense due to the finalization of the Connecticut sales and use tax audit during the current-year period.
For the six months ended June 30, 2019, other expenses recorded by the Company were $12.1 million, representing an increase of $514,000 from the comparable 2018 period. The increase for the six months ended June 30, 2019 was primarily driven by increased expenses in computer software and maintenance related to technology investments attributable to the branch acquisitions in the fourth quarter of 2018 and the opening of two new branches in December 2018 and January 2019. Additionally, the increase was due to (a) the off-balance sheet provision for credit losses due to higher provisions for credit cards and commercial lines of credit, (b) mortgage loan servicing expenses and (c) other bank service expenses. These increases were partially offset by reductions in (a) telecommunications expense, (b) loan swap fee expenses due to the Company entering into fewer swaps in the current-year period, (c) collection expenses and (d) office equipment expense, as the 2018 expense was elevated due to the move to the Company’s current headquarters in Hartford.
Income Tax Provision
The provision for income taxes was $9.2 million and $175,000 for the three months ended June 30, 2019 and 2018, respectively, and $11.2 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 154.9% and 1.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 54.3% and 4.7%, respectively. The annual projected effective tax rate as of June 30, 2019 is expected to be approximately 30%. The effective tax rate is higher than the statutory rate due to the establishment of tax reserves associated with the Company’s investment in D.C. Solar LLCs during the quarter ended June 30, 2019.
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
Financial Condition, Liquidity and Capital Resources
Summary
The Company had total assets of $7.34 billion at June 30, 2019 and $7.36 billion at December 31, 2018, a decrease of $20.9 million, or 0.3%, primarily due a decrease in the total investment securities portfolio of $132.8 million and a decrease in loans held for sale of $40.0 million. These decreases were partially offset by a $97.3 million increase in net loans, a $16.8 million increase in cash and cash equivalents, and a net $46.5 million dollar increase in right-of-use assets due to the adoption of ASC 842.

Total net loans of $5.72 billion, with an allowance for loan losses of $53.2 million at June 30, 2019, increased $97.3 million, or 1.7%, when compared to total net loans of $5.62 billion, with an allowance for loan losses of $51.6 million at December 31, 2018. The increase in loans was due primarily to organic loan growth, as well as continued loan portfolio purchases. Net loans increased due to growth in all categories except commercial construction loans, residential real estate loans, residential construction loans and home equity loans.
Total deposits of $5.73 billion at June 30, 2019 increased $55.9 million, or 1.0%, when compared to total deposits of $5.67 billion at December 31, 2018. The increase in deposits was mainly due to growth in demand accounts, NOW accounts and time deposits, offset by decreases in money market and savings accounts. The Company’s gross loan-to-deposit ratio was 100.5% at June 30, 2019, compared to 99.8% at December 31, 2018.
At June 30, 2019, total equity of $720.0 million increased $7.5 million when compared to total equity of $712.5 million at December 31, 2018. The increase in equity for the period ended June 30, 2019 was primarily due to year-to-date net income and decreases in accumulated other comprehensive losses as a result of an increase in the market value of the Company’s investment portfolio as compared to December 31, 2018, partially offset by dividends paid to common shareholders. At June 30, 2019, the tangible common equity ratio was 8.29%, compared to 8.15% at December 31, 2018.
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
The following table sets forth information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated:
Securities

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Government-sponsored residential mortgage-backed securities	$235,412	$236,380	$208,916	$204,098
Government-sponsored residential collateralized debt obligations	116,142	116,916	172,468	170,719
Government-sponsored commercial mortgage-backed securities	15,230	15,804	28,694	27,678
Government-sponsored commercial collateralized debt obligations	149,654	149,169	155,091	148,226
Asset-backed securities	141,918	141,540	102,371	100,495
Corporate debt securities	91,952	93,672	86,462	83,230
Obligations of states and political subdivisions	84,970	87,019	250,593	238,901
Total available-for-sale debt securities	$835,278	$840,500	$1,004,595	$973,347
During the six months ended June 30, 2019, the available-for-sale securities portfolio decreased $132.8 million to $840.5 million, representing 11.5% of total assets at June 30, 2019, from $973.3 million and 13.2% of total assets at December 31, 2018. The decrease is largely due to a coordinated investment strategy in which the Company sold $133.4 million of mortgage-backed securities, collateralized mortgage obligations and municipal bonds. These securities carried particularly low yields, and the proceeds generated were used to pay down borrowings. Given market conditions in the first quarter, the Company was able to dispose of these assets without realizing significant losses. The Company continues to maintain its barbell portfolio management strategy, with any purchases made focusing on maintaining the portfolio duration and ensuring credit diversification. Portfolio activity observed less transactional volume over the quarter. There were various opportunities to swap out of lower yielding securities and move into agency pass throughs with attractive structure and yield characteristics, as well as increasing overall credit quality of the portfolio. While purchasing these securities, the Company maintains a bias towards higher credit enhancement and quality when possible, while also taking advantage of any relative value opportunities.
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
The Company held $313.4 million in securities that were in an unrealized loss position at June 30, 2019; $84.9 million of this total had been in an unrealized loss position for less than twelve months with the remaining $228.5 million in an unrealized loss position for twelve months or longer. These securities were evaluated by management and were determined not to be other-than-temporarily impaired. The Company does not have the intent to sell these securities, and it is more-likely-than-not that it will not have to sell the securities before the recovery of their cost basis. To the extent that changes in interest rates, credit spread movements and other factors that influence the fair value of securities continue, the Company may be required to record impairment charges for other-than-temporary impairment in future periods. For additional information on the securities portfolio, see Note 3, “Securities” in the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.
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
The table below displays the balances of the Company’s loan portfolio as of June 30, 2019 and December 31, 2018:

Loan Portfolio Analysis

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans:
Owner-occupied	$459,648	8.0%	$443,398	7.8%
Investor non-owner occupied	1,971,103	34.2	1,911,070	33.8
Construction	80,063	1.4	87,493	1.5
Total commercial real estate loans	2,510,814	43.6	2,441,961	43.1

Commercial business loans	910,473	15.8	886,770	15.7

Consumer loans:
Residential real estate	1,306,208	22.8	1,313,373	23.2
Home equity	575,683	10.0	583,454	10.3
Residential construction	12,542	0.2	20,632	0.4
Other consumer	439,413	7.6	410,249	7.3
Total consumer loans	2,333,846	40.6	2,327,708	41.2
Total loans	5,755,133	100.0%	5,656,439	100.0%
Net deferred loan costs and premiums	17,965		17,786
Allowance for loan losses	(53,206)		(51,636)
Loans - net	$5,719,892		$5,622,589
As shown above, gross loans were $5.76 billion, an increase of $98.7 million, or 1.7%, at June 30, 2019 from December 31, 2018.
Total commercial real estate loans represent the largest segment of our loan portfolio at 43.6% of total loans and increased $68.9 million, or 2.8%, to $2.51 billion from December 31, 2018. The commercial real estate loan portfolio is comprised of owner-occupied commercial real estate (“OOCRE”) and investor non-owner occupied commercial real estate (“Investor CRE”), and to a lesser extent, commercial construction. Investor CRE represents the largest segment of the Company’s loan portfolio as of June 30, 2019, comprising 34.2% of total loans and OOCRE represents 8.0% of the portfolio. Commercial real estate construction loans are made for developing commercial real estate properties such as office complexes, apartment buildings and residential subdivisions. Commercial real estate construction loans totaled $80.1 million at June 30, 2019, approximately $22.6 million of which is residential use and $57.5 million of which is commercial use, compared to total commercial real estate construction loans of $87.5 million at December 31, 2018, $25.7 million of which was residential use and $61.8 million of which was commercial use.
Commercial business loans increased $23.7 million to $910.5 million at June 30, 2019 from $886.8 million at December 31, 2018. Mid-sized businesses continue to look to community banks for relationship banking and personalized lending services. Periodically, the Company participates in a shared national credit (“SNC”) program, which engages in the participation and purchase of credits with other “supervised” unaffiliated banks or financial institutions, specifically loan syndications and participations. These loans generate earning assets to increase profitability of the Company and diversify commercial loan portfolios by providing opportunities to participate in loans to borrowers in other regions or industries of which the Company might otherwise have no access. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years and amortize on the same basis. Additionally, two market segments the Company has focused on are franchise and educational banking. The franchise lending practice lends to certain franchisees in support of their development, acquisition and expansion needs. The Company typically offers term loans with maturities between three and eight years with amortization from seven to ten years. These loans generally are on a floating rate basis with spreads slightly higher than the standard commercial business loan spreads. The educational banking practice consists of K-12 schools and colleges/universities utilizing both taxable and tax-exempt loan products for campus improvements, expansions and working capital needs. Generally, educational term loans have longer dated maturities that amortize up to 30 years and typically offer the Company a full deposit and cash management relationship. Both the franchise and educational lending areas focus on opportunities across New England and certain Mid-Atlantic states.

Residential real estate loans continue to represent a major segment of the Company’s loan portfolio as of June 30, 2019, comprising 22.8% of total loans, decreasing $7.2 million from December 31, 2018. The Company had originations of both adjustable and fixed rate mortgages of $78.4 million for the six months ending June 30, 2019, reflecting both refinancing activity and loans for new home purchases. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 30 years, but will also sell 10, 15, and 20 year loans depending on the circumstances. The mortgage origination activity resulted from low market interest rates and competitive pricing.
The Company also offers home equity loans and home equity lines of credit (“HELOCs”), both of which are secured by owner-occupied one-to-four family residences. Home equity loans are offered with fixed rates of interest and with terms up to 15 years. At June 30, 2019, the home equity portfolio totaled $575.7 million compared to $583.5 million at December 31, 2018. During the six months ended June 30, 2019, the Company purchased HELOC portfolios totaling $30.3 million, compared to purchases totaling $82.5 million for the year ended December 31, 2018. The total principal balance of the HELOC purchased portfolios outstanding at June 30, 2019 and December 31, 2018 was $239.8 million and $249.3 million, respectively. These loans are not serviced by the Company. The purchased HELOC portfolios are secured by second liens. The Company plans to stop purchasing HELOCs in the fourth quarter of 2019.
Residential real estate construction loans are made to individuals for home construction whereby the borrower owns the parcel of land and the funds are advanced in stages until completion. Residential real estate construction loans totaled $12.5 million at June 30, 2019, compared to $20.6 million at December 31, 2018.
Other consumer loans totaled $439.4 million, or 7.6%, of the total loan portfolio at June 30, 2019. Other consumer loans generally consist of loans on retail high-end boats and small yachts, home improvement loans, new and used automobiles, loans collateralized by deposit accounts and unsecured personal loans. During December 2015, the Company purchased two consumer loan portfolios totaling $229.2 million which consisted of marine retail loans and home improvement loans. At June 30, 2019 and December 31, 2018, $83.7 million and $95.5 million of these loans were outstanding, respectively. The marine retail loans are collateralized by premium brand boats. The home improvement loans are 90% backed by the U.S. Department of Housing and Urban Development and consist of loans to install energy efficient upgrades to the borrowers’ one-to-four family residences. The Company’s plan is to cease purchasing home improvement loans during the third quarter of 2019.
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

The following table details asset quality ratios for the following periods:
Asset Quality Ratios

	At June 30, 2019		At December 31, 2018
Non-performing loans as a percentage of total loans	0.53%		0.54%
Non-performing assets as a percentage of total assets	0.44%		0.44%
Net charge-offs as a percentage of average loans	0.10%	(1)	0.08%
Allowance for loan losses as a percentage of total loans	0.92%		0.91%
Allowance for loan losses to non-performing loans	174.05%		168.32%

(1)	Calculated based on year to date net charge-offs annualized
Non-performing Assets
Generally, loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured as part of a TDR, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance for six continuous months or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. There are, on occasion, circumstances that cause commercial loans to be placed in the 90 days delinquent and accruing category, for example, loans that are considered to be well secured and in the process of collection or renewal. As of June 30, 2019 and December 31, 2018, loans totaling $3.8 million and $3.5 million, respectively, were greater than 90 days past due and accruing. The loans reported as past due 90 days or more and still accruing represent loans that were evaluated by management and maintained on accrual status based on an evaluation of the borrower.
The following table details non-performing assets for the periods presented:

	At June 30, 2019		At December 31, 2018
	Amount	%	Amount	%
	(Dollars in thousands)
Non-accrual loans:
Owner-occupied commercial real estate	$1,989	6.2%	$2,450	7.6%
Investor non-owner occupied commercial real estate	2,357	7.4	1,131	3.5
Construction	137	0.4	199	0.6
Commercial business	1,666	5.2	944	2.9
Residential real estate	12,893	40.2	13,217	41.3
Home equity	5,051	15.8	4,735	14.8
Other consumer loans	657	2.1	1,030	3.2
Total non-accrual loans, excluding troubled debt restructured loans	24,750	77.3%	23,706	73.9%
Troubled debt restructurings - non-accruing	5,820	18.2	6,971	21.8
Total non-performing loans	30,570	95.5	30,677	95.7
Other real estate owned	1,455	4.5	1,389	4.3
Total non-performing assets	$32,025	100.0%	$32,066	100.0%
As displayed in the table above, non-performing assets at June 30, 2019 decreased to $32.0 million compared to $32.1 million at December 31, 2018.
Non-accruing TDR loans decreased by $1.2 million since December 31, 2018, due primarily to decreases of $398,000 in residential real estate non-accruing TDR loans and $332,000 in commercial business non-accruing TDR loans. The decrease in non-accruing TDRs is the result of charge offs and paydowns on loans as compared to December 31, 2018.
Home equity non-accrual loans increased $316,000 to $5.1 million due to decline in performance of HELOCs during the six months ended June 30, 2019.
Residential real estate non-accrual loans decreased $324,000 to $12.9 million at June 30, 2019. The Company continues to originate loans with strong credit characteristics and routinely updates non-performing loans in terms of FICO scores and LTV ratios. Through continued heightened account monitoring, collections and workout efforts, the Company is committed to mortgage solution programs designed to assist homeowners to remain in their homes. Consistent with historical practice, the Company does not originate subprime loans.
At June 30, 2019, commercial real estate non-accrual loans (including owner-occupied and investor non-owner occupied commercial real estate loans) increased $765,000 and commercial business non-accrual loans increased $722,000 as compared to December 31, 2018. The movements in these categories were the result of several larger relationships which impacted the totals within the categories.
Construction non-accrual loans decreased $62,000 as compared to December 31, 2018, and consists of one commercial relationship at both June 30, 2019 and December 31, 2018 totaling $137,000 and $199,000, respectively, which relates to construction for a residential subdivision.
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
TDR loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for a minimum of six months before management considers such loans for return to accruing TDR status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Once a loan is classified as a TDR it retains that classification for the life of the loan; however, some TDRs may demonstrate acceptable performance allowing the TDR loan to be placed on accruing TDR status. The increase in TDRs is primarily attributable to the addition of one commercial relationship totaling $3.5 million during the period ended June 30, 2019.
The following table provides detail of TDR balances for the periods presented:

	At June 30, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$18,980	$15,208
Non-accrual status	5,820	6,971
Total recorded investment	$24,800	$22,179

Accruing TDRs performing under modified terms for more than one year	$12,823	$12,609
TDR allocated reserves included in the balance of allowance for loan losses	68	213
Additional funds committed to borrowers in TDR status	3	7

The following table provides detail of TDR activity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
TDRs, beginning of period	$24,746	$23,888	$22,179	$22,724
Current period modifications	254	138	4,195	4,284
Paydowns/draws on existing TDRs, net	(183)	(2,237)	(1,080)	(4,561)
Charge-offs post modification	(17)	(447)	(494)	(1,105)
TDRs, end of period	$24,800	$21,342	$24,800	$21,342

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
Management considers the adequacy of the ALL a critical accounting estimate. The adequacy of the ALL is subject to considerable assumptions and judgment used in its determination. Therefore, actual losses could differ materially from management’s estimate if actual conditions differ significantly from the assumptions utilized. These conditions include economic factors in the Company’s market and nationally, industry trends and concentrations, real estate values and trends, and the financial condition and performance of individual borrowers. While management believes the ALL is adequate as of June 30, 2019, actual results may prove different and the differences could be significant.
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
The Company had an allowance for loan losses of $53.2 million, or 0.92% of total loans, at June 30, 2019 as compared to an allowance for loan losses of $51.6 million, or 0.91% of total loans, at December 31, 2018. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio.
The unallocated portion of the ALL represents general valuation allowances that are not allocated to a specific loan portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated portion of the ALL at June 30, 2019 increased $120,000 to $2.1 million compared to December 31, 2018. See Note 4, “Loans Receivable and Allowance for Loan Losses” in the Notes to the Unaudited Consolidated Financial Statements contained in this report for a table providing the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2019 and 2018.
In addition to the ALL, the Company maintains a reserve for unfunded credit commitments in other liabilities on the Consolidated Statements of Condition. The allowance for credit losses analysis includes consideration of the risks associated with unfunded loan commitments. The reserve calculation includes factors that are consistent with ALL methodology for funded loans. The combination of ALL and unfunded reserves is calculated in a manner to capture the entirety of the underlying business relationship of the customer. The amounts of unfunded commitments and the associated reserves may be subject to fluctuations due to originations, the timing and volume of loan funding, as well as changes in risk ratings. At June 30, 2019 and December 31, 2018, the reserve for unfunded credit commitments was $2.3 million and $2.1 million, respectively.
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

The following table presents deposits by category as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Demand deposits	$843,926	$799,785
NOW accounts	891,831	853,789
Regular savings and club accounts	486,083	498,026
Money market accounts	1,679,667	1,736,459
Total core deposits	3,901,507	3,888,059
Time deposits	1,825,041	1,782,540
Total deposits	$5,726,548	$5,670,599
Deposits totaled $5.73 billion at June 30, 2019, a decrease of $55.9 million compared to December 31, 2018. Core deposits increased $13.4 million, or 0.3%, from December 31, 2018 due to seasonal increases in demand and NOW accounts, coupled with new account acquisitions.
Time deposits included brokered certificates of deposit of $109.0 million and $179.6 million at June 30, 2019 and December 31, 2018, respectively. The Company utilizes brokered time deposits as part of its overall funding program along with other sources. Excluding out-of-market brokered certificates of deposit, in-market time deposits totaled $1.71 billion and $1.60 billion at June 30, 2019 and December 31, 2018, respectively.
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
The following table presents borrowings by category as of the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
FHLBB advances (1)	$651,964	$797,271
Subordinated debt (2)	80,322	80,201
Wholesale repurchase agreements	—	10,000
Customer repurchase agreements	9,703	8,361
Other	—	3,793
Total borrowings	$741,989	$899,626
(1)FHLBB advances include $163,000 and $183,000 of purchase accounting discounts at June 30, 2019 and December 31, 2018, respectively.
(2)Subordinated debt includes $7.7 million of acquired junior subordinated debt, net of mark to market discounts of $1.7 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively, and $75.0 million of Subordinated Notes, net of associated deferred costs of $664,000 and $727,000 at June 30, 2019 and December 31, 2018, respectively.
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
Total FHLBB advances decreased $145.3 million to $651.8 million at June 30, 2019, exclusive of the purchase accounting mark adjustment on the advances, compared to $797.1 million at December 31, 2018. At June 30, 2019, $526.8 million of the Company’s $651.8 million outstanding FHLBB advances were at fixed coupons ranging from 1.42% to 3.35%, with a weighted average cost of 2.53%. Additionally, the Company has four advances with the FHLBB totaling $125.0 million that are underlying hedge instruments; the interest is based on the 3-month LIBOR and adjusts quarterly. The average cost of funds including these adjustable advances is 2.57%. FHLBB borrowings represented 8.9% and 10.8% of assets at June 30, 2019 and December 31, 2018, respectively.
The Company had no borrowings under wholesale repurchase agreements at June 30, 2019 while the agreements totaled $10.0 million at December 31, 2018. Retail repurchase agreements, which have a term of one day and are backed by the purchasers’ interest in certain U.S. Government or government-sponsored securities, totaled $9.7 million and $8.4 million at June 30, 2019 and December 31, 2018, respectively.
Subordinated debentures totaled $80.3 million and $80.2 million at June 30, 2019 and December 31, 2018, respectively.
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
A portion of the Company’s liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2019, $114.7 million of the Company’s assets were held in cash and cash equivalents compared to $98.0 million at December 31, 2018. The Company’s primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, proceeds from residential loan sales and advances from the FHLBB.
Liquidity management is both a daily and longer-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLBB, which provide an additional source of funds. At June 30, 2019, the Company had $651.8 million in advances from the FHLBB and an additional available borrowing limit of $700.0 million based on collateral requirements of the FHLBB inclusive of the line of credit. In addition, the Bank has relationships with brokered sweep deposit providers with outstanding balances of $369.9 million at June 30, 2019. Internal policies limit wholesale borrowings to 40% of total assets, or $2.93 billion, at June 30, 2019. In addition, the Company has uncommitted federal funds lines of credit with four counterparties totaling $140.0 million at June 30, 2019. No federal funds purchased were outstanding at June 30, 2019.
The Company has established access to the Federal Reserve Bank of Boston’s discount window through a borrower in custody agreement. As of June 30, 2019, the Bank had pledged 24 commercial loans, with outstanding balances totaling $166.0 million. Based on the amount of pledged collateral, the Bank had available liquidity of $134.1 million.
At June 30, 2019, the Company had outstanding commitments to originate loans of $129.8 million and unfunded commitments under construction loans, lines of credit, stand-by letters of credit, unused checking overdraft lines of credit, and unused credit card lines of $1.30 billion. At June 30, 2019, time deposits scheduled to mature in less than one year totaled $1.34 billion. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In the event a significant portion of its deposits are not retained by the Company, it will have to utilize other funding sources, such as FHLBB advances in order to maintain its level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2019, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 10, “Regulatory Matters” in the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for discussion of capital requirements.
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
During the quarterly period ended June 30, 2019, the Company concluded that certain developments during the period represented a significant change in facts and circumstances concerning the probability of loss on the LLCs’ missing generators. As of June 30, 2019, the Company concluded that there was sufficient evidence to support that a full loss was probable on the missing generators. As a result, the Company recorded an impairment charge to its investments in the LLCs of $6.3 million, after tax effect, and an additional reserve against tax credits and benefits of $8.7 million to reflect the loss of the missing generators and the associated tax benefits. The net impact to net income for the quarterly period ended June 30, 2019 was $15.0 million.

The Company will continue to monitor the investments to determine if there is any additional estimable and probable loss. Depending on the outcome of the Company’s evaluation, there may be a material adverse impact on our results of operations, financial condition and capital levels. For information on the risks of our investment in tax-advantaged investments, see Part II, Item 1A. Risk Factors.

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

Quantitative Analysis
Income Simulation: Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. The Company models a static balance sheet when measuring interest rate risk, in which a stable balance sheet is projected throughout the modeling horizon. Under a static approach both the size and mix of the balance sheet remain constant, with maturing loan and deposit balances replaced as “new volumes” within the same loan and deposit category, repricing at the respective scenario’s market rate. This adoption was made in a continued effort to align with regulatory best practices and to highlight the current level of risk in the Company’s positions without the effects of growth assumptions. We utilize the income simulation method to analyze our interest rate sensitivity position to manage the risk associated with interest rate movements. At least quarterly, our Risk Committee of the Board of Directors reviews the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2019 and December 31, 2018 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions as well as deposit characterization assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed assets we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn effect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected life of our assets would tend to lengthen more than the expected average life of our liabilities and therefore would most likely result in a decrease to our asset sensitive position. As a measure of potential market risk arising from a parallel shock of magnitude to the Company’s net interest income, management includes a 300 basis point parallel increase in rates in the quarterly simulation results. In order to observe the impact of a slower and gradual rate increase over the respective 12- and 24-month periods, management includes a 150 basis point ramp simulation; the simulation assumes that interest rates increase by 25 basis points every other month, totaling a 150 basis point increase by month 12 and a 300 basis point increase by month 24. To highlight the net interest income of a falling rate environment, management includes a 50 basis point parallel decrease in rates.

	Percentage (Decrease) Increase in Estimated Net Interest Income
	Over 12 Months	Over 12 -24 Months
At June 30, 2019
300 basis point increase in rates	(1.28)%	(3.66)%
150 basis point ramp in rates	3.79%	4.55%
50 basis point decrease in rates	(4.91)%	(5.87)%

At December 31, 2018
300 basis point increase in rates	0.45%	(2.40)%
150 basis point ramp in rates	5.34%	4.92%
50 basis point decrease in rates	(4.34)%	(6.14)%
The Company’s Asset/Liability policy currently limits projected changes in net interest income based on a matrix of projected total risk-based capital relative to the interest rate change for each twelve-month period measured compared to the flat rate scenario. As a result, the higher a level of projected risk-based capital, the higher the limit of projected net interest income volatility the Company will accept. As the level of projected risk-based capital is reduced, the policy requires that net interest income volatility also is reduced, making the limit dynamic relative to the capital level needed to support it. These policy limits are re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate. Because of the asset-sensitivity of our balance sheet, income is projected to increase if interest rates rise on a slow, gradual basis as is expected to occur with Federal Open Market Committee rate increases. Also included in the decreasing rate scenario is the assumption that further declines are reflective of a deeper recession as well as narrower credit spreads from Federal Open Market Committee actions. At June 30, 2019, income at risk (i.e., the change in net interest income) decreased 1.28% and 4.91% based on a 300 basis point instantaneous increase or a 50 basis point instantaneous decrease, respectively. When considering the impact of the 150 basis point ramp simulation, income at risk increased 3.79% over the 12-month simulation horizon. The reduction in sensitivities to changing interest rates, as compared to December 31, 2018, has decreased largely due to a change in the investment portfolio that was mostly offset by changes in the borrowings composition. The investment portfolio had lower income variation given the removal of callable securities which were previously providing favorable extension income. The borrowings portfolio mix changed as we replaced wholesale funding with a growth in the Company’s core deposits and certificate of deposits which have lower repricing frequencies in a rising interest rate simulation than wholesale funding. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
.

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
The Company is involved in various legal proceedings that have arisen in the normal course of business. The Company is not involved in any legal proceedings deemed to be material as of June 30, 2019.

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

We previously invested in three Solar Eclipse Funds as a limited member (See Note 15, “Investment in D.C. Solar Tax-Advantaged Funds”) which generate solar investment tax credits for the Company by putting into service mobile solar generators. The generators are sold and managed by D.C. Solar. On February 4, 2019, D.C. Solar filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (reorganization) in an attempt to reorganize. On March 22, 2019, mainly due to the lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and information on company affairs as a result of the government’s seizure of debtor/lessee records, the case was converted from Chapter 11 of the U.S. Bankruptcy Code to Chapter 7 (liquidation). Additionally, although no arrests have been made to date, an FBI affidavit states that there was fraud associated with the mobile solar generators sold to investors and managed by D.C. Solar including allegations of duplicate sales of generators as well as the fabrication of sublease revenue streams for the generators. Certain investors in D.C. Solar, including us, received solar investment tax credits for our investment in these funds. During the quarterly period ended June 30, 2019, the Company recorded an impairment charge to its investments in the LLCs of $6.3 million, after tax effect, and an additional reserve against tax credits and benefits of $8.7 million to reflect the loss of the missing generators and the associated tax benefits. The net impact to net income for the quarterly period ended June 30, 2019 was $15.0 million. If the Company is required to recognize an additional loss in its 2019 consolidated financial statements, the loss may have a material adverse impact on our results of operations, financial condition and capital levels.
Because the market price of People’s United common stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.
Upon completion of the merger, each outstanding share of Company common stock (except for certain shares specified in the merger agreement) will be converted into the right to receive 0.875 shares of People’s United common stock. The market value of the People’s United common stock to be issued in the merger will depend upon the market price of People’s United common stock. This market price may vary from the closing price of People’s United common stock on the date the merger was announced, on the date that the proxy statement/prospectus relating to the merger will be mailed to the Company’s shareholders and on the date on which Company shareholders vote to approve the merger agreement at a special meeting of shareholders. There will be no adjustment to the consideration paid to Company shareholders in the merger for changes in the market price of either shares of People’s United common stock or Company common stock.
The market price of People’s United common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding People’s United’s operations or business prospects, including market sentiment regarding People’s United’s entry into the merger agreement. These risks may be affected by:

•	operating results that vary from the expectations of People’s United’s management or of securities analysts and investors;

•	developments in People’s United’s business or in the financial services sector generally;

•	regulatory or legislative changes affecting People’s United’s industry generally or its business and operations;

•	operating and securities price performance of companies that investors consider to be comparable to People’s United;

•	changes in estimates or recommendations by securities analysts or rating agencies;

•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by People’s United or its competitors; and

•	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Many of these factors are outside the Company’s control. Accordingly, at the time Company shareholders decide to approve the merger agreement at the special meeting, they will not necessarily know or will not able to calculate the value of the merger consideration they would be entitled to receive upon completion of the merger. Company shareholders are encouraged to obtain current market quotations for both People’s United common stock and Company common stock.
The merger agreement may be terminated in accordance with its terms, and the merger may not be completed.
The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, if the merger is not completed by July 15, 2020 (subject to extension to October 15, 2020 under certain circumstances), either People’s United or the Company may choose not to proceed with the merger, and the parties may mutually decide to terminate the merger agreement at any time. In addition, People’s United and the Company may elect to terminate the merger agreement in certain other circumstances and the Company may be required to pay a termination fee.
Failure to complete the merger could negatively impact the stock price, future business and financial results of the Company.
If the merger is not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	the Company may be required, under certain circumstances, to pay People’s United a termination fee of $28.3 million under the merger agreement;

•	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•
under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of Company common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of the Company.
Lawsuits challenging the merger may be filed against the Company, the Company’s board of directors and People’s United, and an adverse judgment in any such lawsuit or any future similar lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
Shareholders of the Company may file lawsuits against the Company, People’s United and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing of the merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition that prevents the consummation of the merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or People’s United from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
The merger is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the merger or impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from governmental authorities. Satisfying the requirements of these governmental entities may delay the date of completion of the merger. In addition, these governmental entities may include conditions on the completion of the merger or require changes to the terms of the merger. While the Company does not currently expect that any such conditions or changes would result in a material adverse effect on the combined company following the merger, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on the combined company following the merger.
The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be harmed. In addition, the merger agreement restricts the Company from making certain acquisitions and taking other specified actions until the merger occurs without the consent of People’s United. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.
If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to net purchases made by United Financial Bancorp’s, Inc. of its common stock during the period ended June 30, 2019:

Period	Total number of shares purchased	Average(1) price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan
April 1 - 30, 2019	—	—	—	834,636
May 1 - 31, 2019	—	—	—	834,636
June 1 - 30, 2019	—	—	—	834,636
Total	—	$—	—	834,636
(1) Includes dealer commission expense to purchase the securities.
On January 26, 2016, the Company’s Board of Directors approved a fourth share repurchase plan authorizing the Company to repurchase up to 2.5% of outstanding shares, or 1,248,536 shares. As of June 30, 2019, there were 834,636 maximum shares that may yet be purchased under this publicly announced plan.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Index
2.1
Agreement and Plan of Merger between United Financial Bancorp, Inc. and People’s United Financial, Inc., dated as of July 15, 2019 (filed as Exhibit 2.1 to the 8-K filed by the Company on July 17, 2019, and incorporated herein by reference)

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
101
Interactive data files provided in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
United Financial Bancorp, Inc.

By:	/s/ Eric R. Newell
Eric R. Newell
EVP, Chief Financial Officer and Treasurer
Date: August 2, 2019